Form 10-Q
period 2008-06-30
MPM ACQUISITION CORP
filed 2008-08-14
CIK 1428522

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2008.

MPM ACQUISITION CORP.

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheet as of June 30, 2008 (Unaudited)	1

	Statement of Operations (Unaudited) for the Three Months Ended June 30, 2008	2
	and for the Period from February 4, 2008 (Inception) through June 30, 2008

	Statement of Changes in Stockholder’s Equity for the Period from February 4, 2008	3
	(Inception) through June 30, 2008 (Unaudited)

	Statement of Cash Flows (Unaudited) for the Period from February 4, 2008	4
	(Inception) through June 30, 2008

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T.	Controls and Procedures	9

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	10

Signatures		11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MPM Acquisition Corp.
(A Development Stage Company)
Balance Sheet
June 30, 2008
(Unaudited)

Assets
Current Assets:
Cash	$6,996
Prepaid expenses	6,000

Total Assets	$12,996

Liabilities and Stockholder's Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,477

Stockholder's Equity
Preferred stock - $.0001 par value - 10,000,000 shares	-
authorized; no shares issued and outstanding
Common stock - $.0001 par value - 100,000,000 shares	500
authorized; 5,000,000 shares issued and outstanding
Additional paid-in capital	49,500
(Deficit) accumulated during the development stage	(41,481)

Total Stockholder's Equity	8,519

Total Liabilities and Stockholder's Equity	$12,996

See accompanying notes to the financial statements

MPM Acquisition Corp. (A Development Stage Company) Statement of Operations (Unaudited)

	Three Months Ended June 30, 2008	Period February 4, 2008 (Inception) through June 30, 2008

General and Administrative Expenses	$18,371	$41,481

Net (Loss)	$(18,371)	$(41,481)

Basic and Diluted (Loss) per Share	*	*

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

* Less than $.01 per share

See accompanying notes to the financial statements

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity
Period February 4, 2008 (Inception) through June 30, 2008
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity

Issuance of Common Stock	5,000,000	$500	$49,500	$-	$50,000

Net (Loss)	-	-	-	(41,481)	(41,481)

Balance, June 30, 2008	5,000,000	$500	$49,500	$(41,481)	$8,519

See accompanying notes to the financial statements

MPM Acquisition Corp. (A Development Stage Company) Statement of Cash Flows (Unaudited)

Period February 4, 2008 (Inception) through June 30, 2008

Cash Flows from Operating Activities
Net (Loss)	$(41,481)
Adjustment to reconcile net (loss) to net cash used in
operating activities:
Increase in prepaid expenses	(6,000)
Increase in accounts payable and accrued expenses	4,477

Net Cash Used in Operating Activities	(43,004)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	50,000

Increase in cash	6,996

Cash, beginning of period	-

Cash, end of period	$6,996

See accompanying notes to the financial statements

MPM Acquisition Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 1 - Development Stage Company:

MPM Acquisition Corp., a development stage company (the “Company”), was incorporated in the State of Delaware on February 4, 2008. The Company is inactive and plans to acquire an existing company or acquire technology to begin operations. The Company is in the development stage.

Note 2 - Summary of Accounting Policies:

Basis of Presentation: The accompanying interim financial statements of the Company as of June 30, 2008 and for the period from February 4, 2008 (inception) through June 30, 2008, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10 as of February 29, 2008. Interim results are not necessarily indicative of the results for a full year.

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

Note 3 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from inception of $41,481, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

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

Since our Registration Statement on Form 10 went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $12,996, comprised exclusively of cash and prepaid expenses. The Company’s current liabilities as of June 30, 2008 totaled $4,477, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the period from February 4, 2008 (inception) through June 30, 2008:

For the Period from February 4, 2008 (Inception) through June 30, 2008
Net cash used in operating activities	$(43,004)
Net cash used in investing activities	$0
Net cash from financing activities	$50,000
Net effect on cash	$6,996

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 4, 2008 (inception) through June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2008, the Company had a net loss of $18,371, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in June of 2008. For the period from February 4, 2008 (inception) through June 30, 2008, the Company had a net loss of $41,481, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2008 and the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in June of 2008.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
----------	---------------

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 4, 2008.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on April 16, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2008	MPM ACQUISITION CORP.

	By:	/s/ Steven St. Peter
Steven St. Peter
President and Director