Form 10-K
period 2008-12-31
MPM ACQUISITION CORP
filed 2009-03-25
CIK 1428522

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53173

MPM ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	80-0145732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Clarendon Street, 54th Fl., Boston, MA, 02116

(Address of principal executive offices)

(617) 425-9253

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

 (Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of December 31, 2008, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 24, 2009, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of MPM Acquisition Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

MPM Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on February 4, 2008. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected December 31 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities is undertaken by or under the supervision of the officers and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)         Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)         Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)         Strength and diversity of management, either in place or scheduled for recruitment;

         (d)         Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)         The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)          The extent to which the business opportunity can be advanced;

         (g)         The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)         Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 13, 2009, there was 1 holder of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

                    The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

             On February 4, 2008, the Registrant sold 5,000,000 shares of Common Stock to MPM Asset Management for an aggregate purchase price equal to $50,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and
(ii)        investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $3,100, comprised exclusively of cash and prepaid assets.  The Company’s current liabilities as of December 31, 2008 totaled $8,452, comprised exclusively of monies due to stockholder.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the cumulative period from February 4, 2008 (Inception) to December 31, 2008.

For the Cumulative Period from February 4, 2008 (Inception) to December 31, 2008
Net Cash (Used in) Operating Activities	$(58,352)
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	58,452
Net Increase (Decrease) in Cash	$100

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 4, 2008 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from February 4, 2008 (Inception) to December 31, 2008, the Company had a net loss of $55,352 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form10 in April of 2008 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 in June of 2008, June 30, 2008 in August of 2008 and September 30, 2008 in November of 2008.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

MPM ACQUISITION CORP.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet - December 31, 2008	F-3

Statement of Operations - Period February 4, 2008 (Inception) through	F-4
December 31, 2008

Statement of Changes in Stockholder's Equity (Deficit) - Period February 4, 2008	F-5
(Inception) through December 31, 2008

Statement of Cash Flows - Period February 4, 2008 (Inception) through	F-6
December 31, 2008

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MPM Acquisition Corp.
Boston, Massachusetts

We have audited the accompanying balance sheet of MPM Acquisition Corp. (A Development Stage Company) as of December 31, 2008 and the related statements of operations, stockholder’s equity (deficit) and cash flows for the period February 4, 2008 (Inception) through December 31, 2008. The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MPM Acquisition Corp. (A Development Stage Company) as of December 31, 2008 and the results of its operations and its cash flows for the period February 4, 2008 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and has incurred net losses from inception. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
March 18, 2009

MPM Acquisition Corp.
(A Development Stage Company)
Balance Sheet
December 31, 2008

Assets

Current Assets
Cash	$100
Prepaid expenses	3,000

Total Assets	$3,100

Liabilities and Stockholder's Equity (Deficit)

Current Liabilities
Due to stockholder	$8,452

Stockholder's Equity (Deficit)
Preferred stock - $.0001 par value - 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock - $.0001 par value - 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	49,500
(Deficit) accumulated during the development stage	(55,352)

Total Stockholder's Equity (Deficit)	(5,352)

Total Liabilities and Stockholder's Equity (Deficit)	$3,100

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Operations
Period February 4, 2008 (Inception) through December 31, 2008

General and Administrative Expenses	$55,352

Net (Loss)	$(55,352)

Basic and Diluted (Loss) per Share	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Deficit)
Period February 4, 2008 (Inception) through December 31, 2008

				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of Common Stock	5,000,000	$500	$49,500	$-	$50,000

Net (Loss)	-	-	-	(55,352)	(55,352)

Balance, December 31, 2008	5,000,000	$500	$49,500	$(55,352)	$(5,352)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Cash Flows
Period February 4, 2008 (Inception) through December 31, 2008

Cash Flows from Operating Activities
Net (Loss)	$(55,352)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(3,000)

Net Cash Used in Operating Activities	(58,352)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	50,000
Increase in due to stockholder	8,452

Net Cash Provided By Financing Activities	58,452

Increase in cash	100

Cash, beginning of period	-

Cash, end of period	$100

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

MPM Acquisition Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 1 – Development Stage Company:

MPM Acquisition Corp. (the “Company”), was incorporated in the State of Delaware on February 4, 2008.  The Company is inactive and plans to acquire an existing company or acquire technology to begin operations. The Company is in the development stage.

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

Income Taxes:  The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not, that such tax benefits will not be realized.

The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and tax related penalties as general and administrative expenses.

Loss per Common Share:  Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period.  The Company does not have any potentially dilutive securities.

Fair Value of Financial Instruments:  The carrying value of cash and accrued expenses payable approximate fair value due to their relatively short maturities.

Recent Accounting Pronouncements: In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.”  SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

MPM Acquisition Corp.
(A Development Stage Company)
Notes to Financial Statements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51" (“SFAS No. 160”). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent shall be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 160 on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from inception of $55,352, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 – Related Party Transactions:

Due to stockholder consisted of interest-free demand loans from the stockholder to the Company.

The Company utilizes the office space and equipment of its sole stockholder at no cost.  Management estimates such amounts to be immaterial.

Note 5 – Preferred Stock:

On February 4, 2008, the Company authorized ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences to be determined from time to time by the board of directors of the Company.

Note 6 – Common Stock:

On February 4, 2008, the Company authorized one hundred million (100,000,000) shares of common stock. On February 4, 2008, the Company issued five million (5,000,000) shares of common stock for $50,000.

MPM Acquisition Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 7 – Income Taxes:

As of December 31, 2008, the Company had a net operating loss carry-forward available to reduce future Federal taxable income of approximately $55,000.

As of December 31, 2008, a deferred income tax benefit of approximately $21,000 resulted primarily from the net operating loss carryforward. The Company is uncertain whether it will realize any future tax benefit of its deferred tax assets and, accordingly, a full valuation allowance was provided against the Company’s deferred tax assets.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements as of December 31, 2008.

For the period February 4, 2008 (inception) through December 31, 2008, the difference between the tax provision at the statutory Federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

Period
February 4, 2008
(Inception) through
December 31, 2008
Statutory Federal income taxes	$(19,000)

State taxes, net of Federal benefits	(2,000)
Valuation allowance	21,000

Income tax	None

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2008, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Dr. Steven St. Peter	42	President and Director
John Vander Vort	44	Secretary and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Dr. Steven St. Peter, the Company’s President and Director, is currently a General Partner of MPM Asset Management, a venture capital company. Dr. St. Peter has served in this position since January 2004. MPM Asset Management advises its individual funds, including MPM Capital. Prior to joining MPM Asset Management, from October 2001 until December 2003, Dr. St. Peter worked as Principal of Apax Partners. Prior to joining Apax Partners, Dr. St. Peter was a senior associate at the Carlyle Group, a private equity firm. He completed his Doctor of Medicine at Washington University and his residency and fellowship at the Hospital of the University of Pennsylvania. Prior to his medical training, he was an investment banker at Merrill Lynch. He also holds an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. in Chemistry from the University of Kansas.

Additionally, Dr. St. Peter currently serves as director of the following companies: Helicos (NASDAQ: HLCS), Omrix (NASDAQ: OMRI), PharmAthene (ASE: PIP), Syndax, Xanodyne, EKR Therapeutics and the New England Venture Capital Association.

John W. Vander Vort, the Company’s Secretary and Director, is currently a General Partner and Chief Operating Officer of MPM Asset Management, a venture capital company. Mr. Vander Vort has served in this position since May 2005. Prior to joining MPM Asset Management, from May 2003 until May 2005, he worked as Portfolio Manager for DuPont Capital Management. Prior to that, he was a General Partner and Co-Founder of BlueStream Ventures, a venture capital firm. Previously, he was a Managing Director at Dain Rauscher Wessels (now the Royal Bank of Canada)   where he ran the West Coast Networking and Communications Investment Banking Group and served as an advisor to leading venture-backed technology companies. Mr. Vander Vort began his career as a corporate transaction attorney in the San Francisco office of Cooley Godward, where he represented venture capital firms and venture-backed companies. Mr. Vander Vort earned his B.A. from Amherst College and his J.D. from The University of Chicago Law School.

 (b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

                 Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2008 and December 31, 2007.

Name and Position	Year	Cash Compensation	Other Compensation

Dr. Steven St. Peter, President and Director	2008	None	None

John Vander Vort, Secretary and Director	2008	None	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 24, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

	Amount and Nature of		Percentage
Name and Address	Beneficial Ownership		of Class

Dr. Luke Evnin	5,000,000	(1)	100%
200 Clarendon Street, 54th Floor
Boston, Massachusetts 02116

Dr. Ansbert Gadicke	5,000,000	(2)	100%
200 Clarendon Street, 54th Floor
Boston, Massachusetts 02116

Dr. Steven St. Peter (3)	0		0%
200 Clarendon Street, 54th Floor
Boston, Massachusetts 02116

John W. Vander Vort (4)	0		0%
200 Clarendon Street, 54th Floor
Boston, Massachusetts 02116

All Officers and	0		0%
Directors as a group
(2 individuals)

(1)
Represents the shares of Common Stock owned of record by MPM Asset Management LLC (“MPM Asset Management”), which is currently owned and managed by MPM Capital LP (“MPM Capital”). MPM Capital has voting and investment control over the securities owned by MPM Asset Management and therefore may be deemed a beneficial owner of MPM Asset Management’s shares of Common Stock. MPM Capital’s general partner is Medical Portfolio Management, LLC (“MPM LLC”) and, therefore, MPM LLC may be deemed a beneficial owner of MPM Asset Management’s shares of Common Stock. MPM LLC is controlled by Dr. Luke Evnin and Dr. Ansbert Gadicke. Dr. Evnin has shared voting and investment control of the securities owned by MPM LLC and therefore may be deemed a beneficial owner thereof.

(2)
Represents the shares of Common Stock owned of record by MPM Asset Management. Similar to Dr. Evnin, Dr. Gadicke shares the investment and voting control of the shares of Common Stock beneficially owned by MPM Asset Management, MPM Capital and MPM LLC and therefore may be a deemed beneficial owner thereof.

(3)	Dr. Steven St. Peter, an employee of MPM Asset Management, serves as our President and director.
(4)	Mr. Vander Vort, an employee of MPM Asset Management, serves as our Secretary and director.

(b)	The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Raich Ende Malter & Co. LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $33,000 for the fiscal year ended December 31, 2008.  The Company was not incorporated until February of 2008 and so did not incur any audit fees during the fiscal year ended December 31, 2007.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2008.  The Company was not incorporated until February of 2008 and so did not incur any audit related fees during the fiscal year ended December 31, 2007.

Tax Fees

The aggregate fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning were approximately $1,500 for the fiscal year ended December 31, 2008.  The Company was not incorporated until February of 2008 and so did not incur any tax fees during the fiscal year ended December 31, 2007.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal year ended December 31, 2008.  The Company was not incorporated until February of 2008 and so did not incur any fees for other products and services fees during the fiscal year ended December 31, 2007.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 9 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on April 6, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM ACQUISITION CORP.

Dated: March 24, 2009	By:	/s/ Steven St. Peter
Steven St. Peter
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Steven St. Peter	President and Director	March 24, 2009
Steven St. Peter

/s/ John Vander Vort	Secretary and Director	March 24, 2009
John Vander Vort