Form 10-Q
period 2009-03-31
MPM ACQUISITION CORP
filed 2009-05-15
CIK 1428522

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 15, 2009.

MPM ACQUISITION CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheet as of March 31, 2009 (Unaudited)	1

	Statement of Operations for the Three Months Ended March 31, 2009, the Period	2
	from February 4, 2008 (Inception) through March 31, 2008 and for the
	Period from February 4, 2008 (Inception) through March 31, 2009 (Unaudited)

	Statement of Changes in Stockholder’s Equity for the Period from February 4, 2008	3
	(Inception) through March 31, 2009 (Unaudited)

	Statement of Cash Flows for the Three Months Ended March 31, 2009, the Period	4
	from February 4, 2008 (Inception) through March 31, 2008 and the Period
	from February 4, 2008 (Inception) through March 31, 2009 (Unaudited)

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

Signatures		12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

MPM Acquisition Corp.
(A Development Stage Company)
Balance Sheet

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Current Assets:
Cash	$100	$100
Prepaid expenses	1,500	3,000

Total Assets	$1,600	$3,100

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$6,250	$-
Due to stockholder	14,735	8,452

Total Current Liabilities	20,985	8,452

Stockholder's Equity (Deficit)
Preferred stock - $.0001 par value - 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $.0001 par value - 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
(Deficit) accumulated during the development stage	(69,385)	(55,352)

Total Stockholder's Equity (Deficit)	(19,385)	(5,352)

Total Liabilities and Stockholder's Equity (Deficit)	$1,600	$3,100

See accompanying notes to the financial statements

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2009	Period February 4, 2008 (Inception) through March 31, 2008	Period February 4, 2008 (Inception) through March 31, 2009

General and Administrative Expenses	$14,033	$23,110	$69,385

Net (Loss)	$(14,033)	$(23,110)	$(69,385)

Basic and Diluted (Loss) per Share	*	*

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

* Less than $.01 per share

See accompanying notes to the financial statements

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Deficit)
Period February 4, 2008 (Inception) through March 31, 2009
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of Common Stock	5,000,000	$500	$49,500	$-	$50,000

Net (Loss)	-	-	-	(55,352)	(55,352)

Balance, December 31, 2008	5,000,000	500	49,500	(55,352)	(5,352)

Net (Loss)	-	-	-	(14,033)	(14,033)

Balance, March 31, 2009	5,000,000	$500	$49,500	$(69,385)	$(19,385)

See accompanying notes to the financial statements

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2009	Period February 4, 2008 (Inception) through March 31, 2008	Period February 4, 2008 (Inception) through March 31, 2009
Cash Flows from Operating Activities
Net (Loss)	$(14,033)	$(23,110)	$(69,385)
Adjustment to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	1,500	-	(1,500)
Increase in accounts payable and accrued expenses	6,250	5,610	6,250

Net Cash Used in Operating Activities	(6,283)	(17,500)	(64,635)

Cash Flows from Financing Activities
Increase in due to stockholder	6,283	-	14,735
Proceeds from issuance of common stock	-	50,000	50,000

Net Cash Provided By Financing Activities	6,283	50,000	64,735

Increase in cash	-	32,500	100

Cash, beginning of period	100	-	-

Cash, end of period	$100	$32,500	$100

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

Note 2 – Summary of Accounting Policies:

Basis of Presentation: The accompanying interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of December 31, 2008. Interim results are not necessarily indicative of the results for a full year.

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

Note 3 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from inception of $69,385, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

MPM Acquisition Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 4 - Business Combinations:

Effective January 1, 2009, the Company adopted SFAS No. 141(R) and 160 and FSP 141(R)-1 without any effect.

Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which replaced SFAS No. 141, “Business Combinations”, establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.

Financial Staff Position (“FSP”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, amended and clarified SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”), establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 also requires reporting any noncontrolling interests as a separate component of stockholders’ equity and presenting any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $1,600, comprised exclusively of cash and prepaid expenses.  This compares with assets of $3,100 as of December 31, 2008.  The Company’s current liabilities as of March 31, 2009 totaled $20,983, comprised exclusively of accounts payable, accrued expenses and monies due to stockholders.  This compares with liabilities of $8,452 as of December 31, 2008, comprised exclusively of moneys due to stockholders.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the period from February 4, 2008 (inception) through March 31, 2009:

	Three Months Ended March 31, 2009	For the Period from February 4, 2008 (Inception) through March 31, 2009	For the Period from February 4, 2008 (Inception) through March 31, 2009
Net cash used in operating activities	$(6,283)	$(17,500)	$(64,635)
Net cash used in investing activities	-	-	-
Net cash from financing activities	$6,283	$50,000	$64,735
Net effect on cash	$-	$32,500	$100

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 4, 2008 (inception) through March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2009, the Company had a net loss of $14,033 consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual  Report on Form 10-K for the year ended December 31, 2008 in March of 2009.

For the period from February, 4, 2008 (inception) to March 31, 2008, the Company had a net loss of $23,110, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the company and the preparation of the Company’s Registration Statement on Form 10 filed in April of 2008.

For the period from February 4, 2008 (inception) through March 31, 2009, the Company had a net loss of $69,385, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2008 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on April 16, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2009	MPM ACQUISITION CORP.

	By:	/s/ Steven St. Peter
Steven St. Peter
President and Director
Principal Executive Officer
Principal Accounting Officer
Principal Financial Officer