Form 10-Q
period 2009-09-30
MPM ACQUISITION CORP
filed 2009-11-12
CIK 1428522

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 12, 2009.

MPM ACQUISITION CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheet as of September 30, 2009 (Unaudited)	1

	Statement of Operations for the Three Months Ended September 30, 2009 and 2008, the Nine Months ended September 30, 2009, the Period February 4, 2008 (Inception) through September 30, 2008 and for the Period February 4, 2008 (Inception) through September 30, 2009 (Unaudited)	2

	Statement of Changes in Stockholder’s Equity (Deficit) for the Period February 4, 2008 (Inception) through September 30, 2009 (Unaudited)	3

	Statement of Cash Flows for the Nine Months Ended September 30, 2009, the Period February 4, 2008 (Inception) through September 30, 2008 and the Period February 4, 2008 (Inception) through September 30, 2009 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

MPM Acquisition Corp.
(A Development Stage Company)
Balance Sheet

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Current Assets:
Cash	$100	$100
Prepaid expenses	1,875	3,000

Total Assets	$1,975	$3,100

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Accounts payable	$4,000	$-
Due to stockholder	30,307	8,452

Total Current Liabilities	34,307	8,452

Stockholder's Equity (Deficit)
Preferred stock - $.0001 par value - 10,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock - $.0001 par value - 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500

Additional paid-in capital	49,500	49,500
(Deficit) accumulated during the development stage	(82,332)	(55,352)

Total Stockholder's Equity (Deficit)	(32,332)	(5,352)

Total Liabilities and Stockholder's Equity (Deficit)	$1,975	$3,100

See accompanying notes to the financial statements

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Period February 4, 2008 (Inception) through September 30, 2008	Period February 4, 2008 (Inception) through September 30, 2009

General and Administrative Expenses	$6,324	$7,044	$26,980	$48,525	$82,332

Net (Loss)	$(6,324)	$(7,044)	$(26,980)	$(48,525)	$(82,332)

Basic and Diluted (Loss) per Share	*	*	*	*

Basic and Diluted Weighted Average of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

* Less than $.01 per share

See accompanying notes to the financial statements

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Deficit)
Period February 4, 2008 (Inception) through September 30, 2009
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Issuance of Common Stock	5,000,000	$500	$49,500	$-	$50,000

Net (Loss)	-	-	-	(55,352)	(55,352)

Balance, December 31, 2008	5,000,000	500	49,500	(55,352)	(5,352)

Net (Loss)	-	-	-	(26,980)	(26,980)

Balance, September 30, 2009	5,000,000	$500	$49,500	$(82,332)	$(32,332)

See accompanying notes to the financial statements

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2009	Period February 4, 2008 (Inception) through September 30, 2008	Period February 4, 2008 (Inception) through September 30, 2009
Cash Flows from Operating Activities
Net (Loss)	$(26,980)	$(48,525)	$(82,332)
Adjustment to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	1,125	(4,500)	(1,875)
Increase in accounts payable and accrued expenses	4,000	(3,125)	4,000

Net Cash Used in Operating Activities	(21,855)	(49,900)	(80,207)

Cash Flows from Financing Activities
Advances from stockholder	21,855	-	30,307
Proceeds from issuance of common stock	-	50,000	50,000

Net Cash Provided By Financing Activities	21,855	50,000	80,307

Increase in cash	-	100	100

Cash, beginning of period	100	-	-

Cash, end of period	$100	$100	$100

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

Note 3 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from inception of $82,332, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 – Subsequent Events:

Subsequent events have been evaluated through November 12, 2009, the date the financial statements were issued.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $1,975 comprised exclusively of cash and prepaid expenses.  This compares with assets of $3,100 as of December 31, 2008 comprised exclusively of cash and prepaid expenses. The Company’s current liabilities as of September 30, 2009 totaled $34,307 comprised exclusively of accounts payable and monies due to stockholders.  This compares with liabilities of $8,452 as of December 31, 2008, comprised exclusively of moneys due to stockholders.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the nine months ended September 30, 2009, for the period from February 4, 2008 (Inception) through September 30, 2008 and for the period from February 4, 2008 (Inception) through September 30, 2009:

	Nine Months Ended June 30, 2009	For the Period from February 4, 2008 (Inception) through September 30, 2008	For the Period from February 4, 2008 (Inception) through September 30, 2009
Net cash used in operating activities	$(21,855)	$(49,900)	$(80,207)
Net cash used in investing activities	-	-	-
Net cash from financing activities	$21,855	$50,000	$80,307
Net effect on cash	$-	$100	$100

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 4, 2008 (Inception) through September 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2009, the Company had a net loss of $6,324 and $26,980, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in March of 2009, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 in May of 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 in August of 2009.

For the three months ended September 30, 2008, the Company had a net loss of $7,044, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Form 10-Q for the quarter ended June 30, 2008 in August of 2008.

For the period from February, 4, 2008 (Inception) to September 30, 2008, the Company had a net loss of $48,525 consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the company,  the filing of the Company’s Registration Statement on Form 10 in April of 2008, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 in June of 2008 and the Company’s Form 10-Q for the quarter ended June 30, 2008 in August of 2008..

For the period from February 4, 2008 (Inception) through September 30, 2009, the Company had a net loss of $82,332 consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2008 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

Dated: November 12, 2009	MPM ACQUISITION CORP.

	By:	/s/ Steven St. Peter
Steven St. Peter
President and Director
Principal Executive Officer
Principal Accounting Officer
Principal Financial Officer