Form 10-K
period 2009-12-31
MPM ACQUISITION CORP
filed 2010-03-30
CIK 1428522

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No

As of December 31, 2009, there were no non-affiliate holders of common stock of the Company.

  APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2010, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be de minimus.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 30, 2010, there was 1 holder of record of the Common Stock.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $100, comprised exclusively of cash.  This compares with assets of $3,100, comprised exclusively of cash and prepaid expenses, as of December 31, 2008.  The Company’s current liabilities as of December 31, 2009 totaled $37,445, comprised exclusively of monies due to stockholder.  This compares with current liabilities of $8,452, comprised exclusively of monies due to stockholder, as of December 31, 2008.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2009, the period February 4, 2008 (Inception) through December 31, 2008, and for the cumulative period February 4, 2008 (Inception) through December 31, 2009.

	Fiscal Year Ended December 31, 2009	Period February 4, 2008 (Inception) through December 31, 2008	Cumulative Period February 4, 2008 (Inception) through December 31, 2009
Net Cash (Used in) Operating Activities	$(28,993)	$(58,352)	$(87,345)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	28,993	58,452	$87,445
Net Increase in Cash	$-	$100	$100

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 4, 2008 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2009, the Company had a net loss of $31,993 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from February 4, 2008 (Inception) to December 31, 2008, the Company had a net loss of $55,352, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2008 and the filing of the Company’s periodic reports.

For the period from February 4, 2008 (Inception) to December 31, 2009, the Company had a net loss of
$87,345 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2008 and the filing of the Company’s periodic reports.

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

MPM ACQUISITION CORP.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MPM Acquisition Corp.
Boston, Massachusetts

We have audited the accompanying balance sheets of MPM Acquisition Corp. (A Development Stage Company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholder’s equity (deficit), and cash flows for the year ended December 31, 2009, the period February 4, 2008 (Inception) through December 31, 2008, and the cumulative period February 4, 2008 (Inception) through December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MPM Acquisition Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended December 31, 2009, the period February 4, 2008 (Inception) through December 31, 2008, and the cumulative period February 4, 2008 (Inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage and has incurred net losses since inception. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP
New York, New York
March 23, 2010

MPM Acquisition Corp.
(A Development Stage Company)
Balance Sheet

	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash	$100	$100
Prepaid expenses	-	3,000

Total Assets	$100	$3,100

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Due to stockholder	$37,445	$8,452

Stockholder's Equity (Deficit)
Preferred stock - $.0001 par value - 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $.0001 par value - 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
(Deficit) accumulated during the development stage	(87,345)	(55,352)

Total Stockholder's Equity (Deficit)	(37,345)	(5,352)

Total Liabilities and Stockholder's Equity (Deficit)	$100	$3,100

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Operations

	Year Ended December 31, 2009	Period February 4, 2008 (Inception) through December 31, 2008	Period February 4, 2008 (Inception) through December 31, 2009

General and Administrative Expenses	$31,993	$55,352	$87,345

Net (Loss)	$(31,993)	$(55,352)	$(87,345)

Basic and Diluted (Loss) per Share	*	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

* Less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Deficit)
Period February 4, 2008 (Inception) through December 31, 2009

				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of Common Stock	5,000,000	$500	$49,500	$-	$50,000

Net (Loss)	-	-	-	(55,352)	(55,352)

Balance, December 31, 2008	5,000,000	500	49,500	(55,352)	(5,352)

Net (Loss)	-	-	-	(31,993)	(31,993)

Balance, December 31, 2009	5,000,000	$500	$49,500	$(87,345)	$(37,345)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Cash Flows

	Year Ended December 31, 2009	Period February 4, 2008 (Inception) through December 31, 2008	Period February 4, 2008 (Inception) through December 31, 2009
Cash Flows from Operating Activities
Net (Loss)	$(31,993)	$(55,352)	$(87,345)
Adjustment to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	3,000	(3,000)	-

Net Cash Used in Operating Activities	(28,993)	(58,352)	(87,345)

Cash Flows from Financing Activities
Advances from stockholder	28,993	8,452	37,445
Proceeds from issuance of common stock	-	50,000	50,000

Net Cash Provided By Financing Activities	28,993	58,452	87,445

Increase in cash	-	100	100

Cash, beginning of period	100	-	-

Cash, end of period	$100	$100	$100

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of December 31, 2009, the Company is unaware of any uncertain tax positions.

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

Fair Value of Financial Instruments:  The Company adopted the Financial Accounting Standards Board Fair Value Measurements, as it applies to its financial statements.  This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The standard establishes a hierarchy in determining the fair value of an asset or liability.  The fair value hierarchy has three levels of inputs, both observable and unobservable.  The standard requires the utilization of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.  Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.

The carrying value of current assets and liabilities approximate fair value due to the short period of time to maturity.

Recent Accounting Pronouncements: Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has accumulated net losses from inception of $87,345, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its shareholder, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 – Related Party Transactions:

Due to stockholder consists of interest-free demand loans from the stockholder to the Company.

The Company utilizes the office space and equipment of its sole stockholder at no cost.  Management estimates such amounts to be de minimus.

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

Note 7 – Income Taxes:

As of December 31, 2009, the Company has a net operating loss carry-forward, available to reduce future federal and state taxable income through 2029, of approximately $87,000.

The Company has approximately $33,000 and $21,000 in deferred tax assets at December 31, 2009 and 2008, respectively, resulting from the net operating loss carry-forward. The Company is uncertain whether it will realize any future tax benefit of its deferred tax assets and, accordingly, a full valuation allowance was provided against the Company’s deferred tax assets.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

For the period February 4, 2008 (inception) through December 31, 2009, the difference between the tax provision at the statutory Federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

		Period	Period
		February 4, 2008	February 4, 2008
	Year Ended	(Inception) through	(Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009
Statutory Federal income taxes	$(11,000)	$(19,000)	$(30,000)

State taxes, net of Federal benefits	(1,000)	(2,000)	(3,000)
Valuation allowance	12,000	21,000	33,000

Income tax	-	-	-

Note 8 – Subsequent Events:

Subsequent events have been evaluated through the time of the filing of our Annual Report on Form 10-K.

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

As of December 31, 2009, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2009 and December 31, 2008.

Name and Position	Year	Cash Compensation	Other Compensation

Dr. Steven St. Peter, President and Director	2009	None	None

John Vander Vort, Secretary and Director	2009	None	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 30, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors, Steven St. Peter and John Vander Vort would not be considered independent as they also serve as executive officers of the Company.

Item 14.  Principal Accounting Fees and Services

  Raich Ende Malter & Co. LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $17,250 for the fiscal year ended December 31, 2009 and $33,000 for the fiscal year ended December 31, 2008.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2009 and December 31, 2008.

Tax Fees

The aggregate fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning were approximately $800 for the fiscal years ended December 31, 2009 and $1,500 for December 31, 2008.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal years ended December 31, 2009 and December 31, 2008.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

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

MPM ACQUISITION CORP.

Dated: March 30, 2010	By:	/s/ Steven St. Peter
Steven St. Peter
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Steven St. Peter	President and Director	March 30, 2010
Steven St. Peter

/s/ John Vander Vort	Secretary and Director	March 30, 2010
John Vander Vort