Form 10-Q
period 2010-03-31
MPM ACQUISITION CORP
filed 2010-05-14
CIK 1428522

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2010.

MPM ACQUISITION CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheet as of March 31, 2010 (Unaudited)	1

	Statement of Operations for the Three Months Ended March 31, 2010 and	2
	March 31, 2009, and for the Period February 4, 2008 (Inception)
	through March 31, 2010 (Unaudited)

	Statement of Changes in Stockholder’s Equity (Deficit) for the Period February 4, 2008	3
	(Inception) through March 31, 2010 (Unaudited)

	Statement of Cash Flows for the Three Months Ended March 31, 2010 and	4
	March 31, 2009, and for the Period February 4, 2008 (Inception)
	through March 31, 2010 (Unaudited)

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Removed and Reserved.	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

Signatures		12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

MPM Acquisition Corp.
(A Development Stage Company)
Balance Sheet

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Current Assets:
Cash	$100	$100
Prepaid expenses	1,875	-

Total Assets	$1,975	$100

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$6,500	$-
Due to stockholder	42,531	37,445

Total Current Liabilities	49,031	37,445

Stockholder's Equity (Deficit)
Preferred stock - $.0001 par value - 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock - $.0001 par value - 100,000,000
shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
(Deficit) accumulated during the development stage	(97,056)	(87,345)

Total Stockholder's Equity (Deficit)	(47,056)	(37,345)

Total Liabilities and Stockholder's Equity (Deficit)	$1,975	$100

See accompanying notes to the financial statements

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Period February 4, 2008 (Inception) through March 31, 2010

General and Administrative Expenses	$9,711	$14,033	$97,056

Net (Loss)	$(9,711)	$(14,033)	$(97,056)

Basic and Diluted (Loss) per Share	*	*

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

* Less than $.01 per share

See accompanying notes to the financial statements

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Deficit)
Period February 4, 2008 (Inception) through March 31, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Issuance of Common Stock	5,000,000	$500	$49,500	$-	$50,000

Net (Loss)	-	-	-	(55,352)	(55,352)

Balance, December 31, 2008	5,000,000	$500	$49,500	$(55,352)	$(5,352)

Net (Loss)	-	-	-	(31,993)	(31,993)

Balance, December 31, 2009	5,000,000	500	49,500	(87,345)	(37,345)

Net (Loss)	-	-	-	(9,711)	(9,711)

Balance, March 31, 2010	5,000,000	$500	$49,500	$(97,056)	$(47,056)

See accompanying notes to the financial statements

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Period February 4, 2008 (Inception) through March 31, 2010
Cash Flows from Operating Activities
Net (Loss)	$(9,711)	$(14,033)	$(97,056)
Adjustment to reconcile net (loss) to net cash used in
operating activities:
(Increase) decrease in prepaid expenses	(1,875)	1,500	(1,875)
Increase in accounts payable and accrued expenses	6,500	6,250	6,500

Net Cash Used in Operating Activities	(5,086)	(6,283)	(92,431)

Cash Flows from Financing Activities
Advances from stockholder	5,086	6,283	42,531
Proceeds from issuance of common stock	-	-	50,000

Net Cash Provided By Financing Activities	5,086	6,283	92,531

Increase in cash	-	-	100

Cash, beginning of period	100	100	-

Cash, end of period	$100	$100	$100

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

Note 2 – Summary of Accounting Policies:

Basis of Presentation: The accompanying interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of December 31, 2009. Interim results are not necessarily indicative of the results for a full year.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of March 31, 2010, the Company is unaware of any uncertain tax positions.

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

MPM Acquisition Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Summary of Accounting Policies (Continued):

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

Note 3 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from inception of $97,056, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its shareholder, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 – Related Party Transactions:

Due to stockholder consists of interest-free demand loans from the stockholder to the Company with no stated repayment terms.

The Company utilizes the office space and equipment of its sole stockholder at no cost.  Management estimates such amounts to be de minimus.

Note 5 – Subsequent Events:

Subsequent events have been evaluated through the time of the filing of our Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $1,975, comprised exclusively of cash and prepaid expenses.  This compares with assets of $100 as of December 31, 2009.  The Company’s current liabilities as of March 31, 2010 totaled $49,031, comprised exclusively of accounts payable, accrued expenses and monies due to stockholder.  This compares with liabilities of $37,445 as of December 31, 2009, comprised exclusively of monies due to stockholder.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	For the Period from February 4, 2008 (Inception) through March 31, 2010
Net cash used in operating activities	$(5,086)	$(6,283)	$(92,431)
Net cash used in investing activities	-	-	-
Net cash from financing activities	$5,086	$6,283	92,531
Net effect on cash	$-	$-	$100

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 4, 2008 (inception) through March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2010, the Company had a net loss of $9,711 consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual  Report on Form 10-K for the year ended December 31, 2009 in March of 2010.

For the three months ended March 31, 2009, the Company had a net loss of $14,033 consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual  Report on Form 10-K for the year ended December 31, 2008 in March of 2009.

For the period from February 4, 2008 (inception) through March 31, 2010, the Company had a net loss of $97,056, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2008 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)   Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 4, 2008.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Dated: May 14, 2010	MPM ACQUISITION CORP.

	By:	/s/ Steven St. Peter
Steven St. Peter
President and Director
Principal Executive Officer
Principal Accounting Officer
Principal Financial Officer