Form 10-Q
period 2010-06-30
MPM ACQUISITION CORP
filed 2010-08-12
CIK 1428522

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2010.

MPM ACQUISITION CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheet as of June 30, 2010 (Unaudited) and December 31, 2009	1

	Statement of Operations (Unaudited) for the Three and Six Months Ended June 30, 2010
	and 2009 and for the Period February 4, 2008 (Inception) Through June 30, 2010	2

	Statement of Changes in Stockholder’s Equity (Deficit) for the Period February 4, 2008
	(Inception) through June 30, 2010 (Unaudited)	3

	Statement of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and
	2009 and for the Period February 4, 2008 (Inception) through June 30, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Removed and Reserved	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

Signatures		12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

MPM Acquisition Corp.
(A Development Stage Company)
Balance Sheet

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Current Assets:
Cash	$100	$100

Total Assets	$100	$100

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Due to stockholder	$52,911	$37,445

Total Current Liabilities	52,911	37,445

Stockholder's Equity (Deficit)
Preferred stock - $.0001 par value - 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock - $.0001 par value - 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
(Deficit) accumulated during the development stage	(102,811)	(87,345)

Total Stockholder's Equity (Deficit)	(52,811)	(37,345)

Total Liabilities and Stockholder's Equity (Deficit)	$100	$100

See accompanying notes to the financial statements.

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Period February 4, 2008 (Inception) through June 30, 2010

General and Administrative Expenses	$5,755	$6,623	$15,466	$20,656	$102,811

Net (Loss)	$(5,755)	$(6,623)	$(15,466)	$(20,656)	$(102,811)

Basic and Diluted (Loss) per Share	*	*	*	*

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

* Less than $.01 per share

See accompanying notes to the financial statements.

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Changes in Stockholder's Equity (Deficit)
Period February 4, 2008 (Inception) through June 30, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of Common Stock	5,000,000	$500	$49,500	$-	$50,000

Net (Loss)	-	-	-	(55,352)	(55,352)

Balance, December 31, 2008	5,000,000	500	49,500	(55,352)	(5,352)

Net (Loss)	-	-	-	(31,993)	(31,993)

Balance, December 31, 2009	5,000,000	500	49,500	(87,345)	(37,345)

Net (Loss)	-	-	-	(15,466)	(15,466)

Balance, June 30, 2010	5,000,000	$500	$49,500	$(102,811)	$(52,811)

See accompanying notes to the financial statements.

MPM Acquisition Corp.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Period February 4, 2008 (Inception) through June 30, 2010
Cash Flows from Operating Activities
Net (Loss)	$(15,466)	$(20,656)	$(102,811)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Decrease in prepaid expenses	-	3,000	-

Net Cash Used in Operating Activities	(15,466)	(17,656)	(102,811)

Cash Flows from Financing Activities
Increase in due to stockholder	15,466	17,656	52,911
Proceeds from issuance of common stock	-	-	50,000

Net Cash Provided By Financing Activities	15,466	17,656	102,911

Increase in cash	-	-	100

Cash, beginning of period	100	100	-

Cash, end of period	$100	$100	$100

See accompanying notes to the financial statements.

MPM Acquisition Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 1 – Development Stage Company:

MPM Acquisition Corp., a development stage company (the “Company”), was incorporated in the State of Delaware on February 4, 2008 (Inception).  The Company is inactive and plans to acquire an existing company or acquire technology to begin operations. The Company is in the development stage.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of June 30, 2010, the Company is unaware of any uncertain tax positions.

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

Note 3 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from inception of $102,811, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its shareholder, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

Description of Business

The Company was incorporated in the State of Delaware on February 4, 2008 (Inception) and maintains its principal executive office at c/o MPM Asset Management LLC, 200 Clarendon Street, 54th Floor, Boston, MA 02116.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $100, comprised exclusively of cash.  This compares with assets of $100 as of December 31, 2009.  The Company’s current liabilities as of June 30, 2010 totaled $52,911, comprised exclusively of monies due to stockholder.  This compares with liabilities of $37,445 as of December 31, 2009, comprised exclusively of monies due to stockholder.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	For the Period from February 4, 2008 (Inception) through June 30, 2010
Net cash used in operating activities	$(15,466)	$(17,656)	$(102,811)
Net cash used in investing activities	-	-	-
Net cash from financing activities	$15,466	$17,656	102,911
Net effect on cash	$-	$-	$100

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 4, 2008 (Inception) through June 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2010, the Company had a net loss of $5,755 and $15,466, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009, filed in March of 2010 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed in May of 2010.

For the three and six months ended June 30, 2009, the Company had a net loss of $6,623 and $20,656, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed in March of 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed in May of 2009.

For the period from February 4, 2008 (Inception) through June 30, 2010, the Company had a net loss of $102,811, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2008 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Dated: August 12, 2010	MPM ACQUISITION CORP.

	By:	/s/ Steven St. Peter
Steven St. Peter
President and Director
Principal Executive Officer
Principal Accounting Officer
Principal Financial Officer