Form 10-Q
period 2010-09-30
MPM ACQUISITION CORP
filed 2010-11-12
CIK 1428522

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 12, 2010.

MPM ACQUISITION CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheet as of September 30, 2010 (Unaudited) and December 31, 2009	1

	Statement of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2010 and 2009 and for the Period February 4, 2008 (Inception) Through September 30, 2010	2

	Statement of Changes in Stockholder’s Equity (Deficit) for the Period February 4, 2008 (Inception) through September 30, 2010 (Unaudited)	3

	Statement of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009 and for the Period February 4, 2008 (Inception) through September 30, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

MPM Acquisition Corp.

(A Development Stage Company)

Balance Sheet

	September 30, 2010 (Unaudited)	December 31, 2009
Assets
Current Assets:
Cash	$100	$100
Prepaid expenses	1,875	—

Total Assets	$1,975	$100

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Due to stockholder	$60,824	$37,445

Total Current Liabilities	60,824	37,445

Stockholder’s Equity (Deficit)
Preferred stock - $.0001 par value - 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $.0001 par value - 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
(Deficit) accumulated during the development stage	(108,849)	(87,345)

Total Stockholder’s Equity (Deficit)	(58,849)	(37,345)

Total Liabilities and Stockholder’s Equity (Deficit)	$1,975	$100

See accompanying notes to the financial statements.

MPM Acquisition Corp.

(A Development Stage Company)

Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Period February 4, 2008 (Inception) through September 30, 2010

General and Administrative Expenses	$6,038	$6,324	$21,504	$26,980	$108,849

Net (Loss)	$(6,038)	$(6,324)	$(21,504)	$(26,980)	$(108,849)

Basic and Diluted (Loss) per Share	*	*	*	*

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

* Less than $.01 per share

See accompanying notes to the financial statements.

MPM Acquisition Corp.

(A Development Stage Company)

Statement of Changes in Stockholder’s Equity (Deficit)

Period February 4, 2008 (Inception) through September 30, 2010

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of Common Stock	5,000,000	$500	$49,500	$—	$50,000

Net (Loss)	—	—	—	(55,352)	(55,352)

Balance, December 31, 2008	5,000,000	500	49,500	(55,352)	(5,352)

Net (Loss)	—	—	—	(31,993)	(31,993)

Balance, December 31, 2009	5,000,000	500	49,500	(87,345)	(37,345)

Net (Loss)	—	—	—	(21,504)	(21,504)

Balance, September 30, 2010	5,000,000	$500	$49,500	$(108,849)	$(58,849)

See accompanying notes to the financial statements.

MPM Acquisition Corp.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Period February 4, 2008 (Inception) through September 30, 2010
Cash Flows from Operating Activities
Net (Loss)	$(21,504)	$(26,980)	$(108,849)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Decrease (Increase) in prepaid expenses	(1,875)	1,125	(1,875)
Increase in accounts payable and accrued expenses	—	4,000	—

Net Cash Used in Operating Activities	(23,379)	(21,855)	(110,724)

Cash Flows from Financing Activities
Increase in due to stockholder	23,379	21,855	60,824
Proceeds from issuance of common stock	—	—	50,000

Net Cash Provided By Financing Activities	23,379	21,855	110,824

Increase in cash	—	—	100

Cash, beginning of period	100	100	—

Cash, end of period	$100	$100	$100

See accompanying notes to the financial statements.

MPM Acquisition Corp.

(A Development Stage Company)

Notes to Financial Statements

Note 1 — Development Stage Company:

MPM Acquisition Corp., a development stage company (the “Company”), was incorporated in the State of Delaware on February 4, 2008.  The Company is inactive and plans to acquire an existing company or acquire technology to begin operations. The Company is in the development stage.

Note 2 — Summary of Accounting Policies:

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of September 30, 2010, the Company is unaware of any uncertain tax positions.

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

Note 3 — Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss from inception of $108,849, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its shareholder, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 — Related Party Transactions:

Due to stockholder consists of interest-free borrowings from the stockholder with no stipulated repayment terms.

The Company utilizes the office space and equipment of its sole stockholder at no cost.  Management estimates such amounts to be de minimus.

Note 5 — Subsequent Events:

The Company is currently in discussions with a potential target business but has not yet entered into any definitive agreements with any potential target company.  The Company filed a Schedule 14f-1 with the Securities and Exchange Commission on November 10, 2010 and made a distribution of such schedule to its sole shareholder.  The Schedule 14f-1 provides that in anticipation of and prior to a potential merger transaction, the Company expects that it will appoint two new directors to the Company and the two current directors will resign. The appointment of the new directors is expected to be effective in late November 2010, upon our compliance with Rule 14f-1 of the Securities Exchange Act of 1934.  Upon the effectiveness of the appointment of the new directors and the resignation of the current directors, the Company will file a Form 8-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of MPM Acquisition Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $100 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

The Company is currently in discussions with a potential target business but has not yet entered into any definitive agreements with any potential target company.  The Company filed a Schedule 14f-1 with the Securities and Exchange Commission on November 10, 2010 and made a distribution of such schedule to its sole shareholder.  The Schedule 14f-1 provides that in anticipation of and prior to a potential merger transaction, the Company expects that it will appoint Dr. C. Richard Lyttle and Mr. Nick Harvey as directors of the Company and Dr. Steven St. Peter and Mr. John Vander Vort will resign. The appointment of Dr. Lyttle and Mr. Harvey is expected to be effective in late November 2010, upon our compliance with Rule 14f-1 of the Securities Exchange Act of 1934.  Upon the effectiveness of the appointment of Dr. Lyttle and Mr. Harvey and the resignation of Dr. St. Peter and Mr. Vander Vort, the Company will file a Form 8-K.

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $1,975, comprised of cash and prepaid expenses.  This compares with assets of $100 as of December 31, 2009, comprised exclusively of cash.  The Company’s current liabilities as of September 30, 2010 totaled $60,824, comprised exclusively of monies due to stockholder.  This compares with liabilities of $37,445 as of December 31, 2009, comprised exclusively of monies due to stockholder.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	For the Period from February 4, 2008 (Inception) through September 30, 2010
Net cash used in operating activities	$(23,379)	$(21,855)	$(110,724)
Net cash used in investing activities	—	—	—
Net cash from financing activities	$23,379	$21,855	$110,824
Increase in cash	$—	$—	$100

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 4, 2008 (Inception) through September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2010, the Company had a net loss of $6,038 and $21,504, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the three and nine months ended September 30, 2009, the Company had a net loss of $6,324 and $26,980, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the period from February 4, 2008 (Inception) through September 30, 2010, the Company had a net loss of $108,849, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2008 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

Dated: November 12, 2010	MPM ACQUISITION CORP.

	By:	/s/ Steven St. Peter
Steven St. Peter
President and Director
Principal Executive Officer
Principal Accounting Officer
Principal Financial Officer