Form 10-K
period 2010-12-31
MPM ACQUISITION CORP
filed 2011-03-24
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-53173

MPM ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	80-0145732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o MPM Asset Management LLC, 200 Clarendon Street, 54th Floor, Boston, MA 02116

(Address of principal executive offices) (Zip Code)

(617) 425-9253

(Registrant’s telephone number, including area code)

 Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No☐

As of December 31, 2010, there were no non-affiliate holders of Common Stock of the Company.

The number of shares of Common Stock outstanding as of March 22, 2011 was 5,000,000.

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

PART I

Item 1. Business.

MPM Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on February 4, 2008. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. As such, the business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected December 31 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended (“Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.  As of the date of this report, the Company anticipates a potential merger transaction with Radius Health, Inc., a privately-owned Delaware corporation.  However, no definitive terms have been determined and the Company has not entered into any definitive agreement with Radius Health, Inc., or any other party. While exploring this potential transaction with Radius Health, Inc., the Company has not restricted its potential candidate target companies to any specific business, industry or geographical location and, thus, may still acquire any type of business.  The Company continues to maintain unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

(g)    The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)    Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

As of the date of this report, the Company anticipates a potential merger transaction with Radius Health, Inc., a privately-owned Delaware corporation. However, no definitive terms with respect to this potential transaction have been determined and the Company has not entered into any definitive agreement with any party.  If agreement is reached with respect to a potential merger transaction with Radius Health, Inc., the Company would expect to enter into an Agreement and Plan of Merger setting forth the terms of such transaction.  Any such agreement would be filed as an exhibit to a Current Report on Form 8-K that will be filed with the SEC within four (4) business days after execution.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information otherwise required by this item.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information otherwise required by this item.

Item 2. Properties.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 22, 2011, there was 1 holder of record of the Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On February 4, 2008, the Company sold 5,000,000 shares of Common Stock to MPM Asset Management for an aggregate purchase price equal to $50,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information otherwise required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. As of the date of this report, the Company anticipates a potential merger transaction with Radius Health, Inc., a privately-owned Delaware corporation.  However, no definitive terms have been determined with respect to this potential transaction and the Company has not entered into any definitive agreement with Radius Health, Inc., or any other party. While exploring this potential transaction with Radius Health, Inc., the Company has not restricted its potential candidate target companies to any specific business, industry or geographical location and, thus, may still acquire any type of business.

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

The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

As of December 31, 2010 and December 31, 2009, the Company had assets equal to $100, comprised exclusively of cash.   The Company’s current liabilities as of December 31, 2010 totaled $84,227, comprised of accounts payable and monies due to Radius Health, Inc., whose officers are the same officers as those of the Company.  This compares with current liabilities of $37,445, comprised exclusively of monies due to stockholder, as of December 31, 2009.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2010, the year ended December 31, 2009, and for the period February 4, 2008 (Inception) through December 31, 2010.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	Period February 4, 2008 (Inception) through December 31, 2010
Net Cash (Used in) Operating Activities	$(39,425)	$(28,993)	$(126,770)

Net Cash (Used in) Investing Activities	—	—	—

Net Cash Provided by Financing Activities	39,425	28,993	$126,870

Net Increase in Cash	$—	$—	$100

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 4, 2008 (Inception) to December 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates and to consummate a business combination.

For the fiscal year ended December 31, 2010, the Company had a net loss of $46,782 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the fiscal year ended December 31, 2009, the Company had a net loss of $31,993, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from February 4, 2008 (Inception) to December 31, 2010, the Company had a net loss of $134,127 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2008 and the filing of the Company’s periodic reports.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information otherwise required by this item.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

MPM ACQUISITION CORP.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MPM Acquisition Corp.

Boston, Massachusetts

We have audited the accompanying balance sheets of MPM Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2010, and 2009, and the related statements of operations, stockholder’s equity(deficit), and cash flows for each of the years in the two-year period ended December 31, 2010, and the cumulative period February 4, 2008 (inception) through December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MPM Acquisition Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, and the cumulative period February 4, 2008 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage and has incurred net losses from inception. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York

March 23, 2011

MPM Acquisition Corp.

(A Development Stage Company)

Balance Sheet

Assets	December 31, 2010	December 31, 2009
Current Assets:
Cash	$100	$100

Total Assets	$100	$100

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Accounts Payable	$7,357	$—
Due to Stockholder		37,445
Note Payable	76,870	—

Total Current Liabilities	84,227	37,445

Stockholder’s Equity (Deficit)
Preferred stock - $.0001 par value - 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock - $.0001 par value - 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500

Additional paid-in capital	49,500	49,500
(Deficit) accumulated during the development stage	(134,127)	(87,345)

Total Stockholder’s Equity (Deficit)	(84,127)	(37,345)

Total Liabilities and Stockholder’s Equity (Deficit)	$100	$100

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

MPM Acquisition Corp.

(A Development Stage Company)

Statement of Operations

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period February 4, 2008 (Inception) through December 31, 2010

General and Administrative Expenses	$46,782	$31,993	$134,127

Loss Before (Benefit From) Income Taxes	(46,782)	(31,993)	(134,127)

Income Taxes	—	—	—

Net (Loss)	$(46,782)	$(31,993)	$(134,127)

Basic and Diluted (Loss) per Share	*	*

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

* Less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

MPM Acquisition Corp.

(A Development Stage Company)

Statement of Changes in Stockholder’s Equity (Deficit)

Period February 4, 2008 (Inception) through December 31, 2010

				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of Common Stock	5,000,000	$500	$49,500	$—	$50,000

Net (Loss)	—	—	—	(55,352)	(55,352)

Balance, December 31, 2008	5,000,000	500	49,500	(55,352)	(5,352)

Net (Loss)	—	—	—	(31,993)	(31,993)

Balance, December 31, 2009	5,000,000	500	49,500	(87,345)	(37,345)

Net (Loss)	—	—	—	(46,782)	(46,782)

Balance, September 30, 2010	5,000,000	$500	$49,500	$(134,127)	$(84,127)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

MPM Acquisition Corp.

(A Development Stage Company)

Statement of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period February 4, 2008 (Inception) through December 31, 2010
Cash Flows from Operating Activities
Net (Loss)	$(46,782)	$(31,993)	$(134,127)
Adjustment to reconcile net (loss) to net cash used in operating activities:

Increase in Prepaid Expenses	—	3,000	—
Increase in Accounts Payable	7,357	—	7,357

Net Cash Used in Operating Activities	(39,425)	(28,993)	(126,770)

Cash Flows from Financing Activities
Increase (Decrease) in due to stockholder	(37,445)	28,993	—
Increase in Note Payable	76,870	—	76,870
Proceeds from issuance of common stock	—	—	50,000

Net Cash Provided By Financing Activities	39,425	28,993	126,870

Increase in cash	—	—	100

Cash, beginning of period	100	100	—

Cash, end of period	$100	$100	$100

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of December 31, 2010, the Company is unaware of any uncertain tax positions.

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

Note 3 — Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues and has incurred a net loss from inception of $134,127 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its shareholder, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 — Related Party Transactions:

On November 22, 2010, the Company executed and delivered a Demand Promissory Note payable (the “Note”), for a principal amount of up to $100,000, to a privately owned Delaware corporation (“DelCo”) whose officers are the same officers as those of the Company. The Note bears interest at 0.41% and is payable within ten (10) business days after demand. As of December 31, 2010, the outstanding balance is $76,870 and is shown as note payable on the balance sheet. As stated in the Note, such demand shall not be made prior to March 31, 2011.

In addition, the Company is in discussions regarding a potential merger transaction with DelCo. However, no definitive terms with respect to this potential transaction have been determined and the Company has not entered into any definitive agreement with DelCo or any other party.

The Company utilizes the office space and equipment of its sole stockholder at no cost.

Note 5 — Preferred Stock:

On February 4, 2008, the Company authorized ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences to be determined from time to time by the board of directors of the Company.

Note 6 — Common Stock:

On February 4, 2008, the Company authorized one hundred million (100,000,000) shares of common stock. On February 4, 2008, the Company issued five million (5,000,000) shares of common stock for $50,000.

Note 7 — Income Taxes:

As of December 31, 2010, the Company has a net operating loss carry-forward, available to reduce future federal and state taxable income through 2030, of approximately $134,000.

The Company has approximately $51,000 and $33,000 in deferred tax assets at December 31, 2010 and 2009, respectively, resulting from the net operating loss carry-forward. The Company is uncertain whether it will realize any future tax benefit of its deferred tax assets and, accordingly, a full valuation allowance was provided against the Company’s deferred tax assets.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

For the period February 4, 2008 (inception) through December 31, 2010, the difference between the tax provision at the statutory Federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

			Period
			February 4, 2008
	Year Ended	Year Ended	(Inception) through
	December 31, 2010	December 31, 2009	December 31, 2010
Statutory Federal income taxes	$(16,000)	$(11,000)	$(46,000)

State taxes, net of Federal benefits	(2,000)	(1,000)	(5,000)
Valuation allowance	18,000	12,000	51,000

Income tax	—	—	—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of December 31, 2010.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2010 were effective.

Evaluation of Internal Controls Over Financial Reporting

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

As of December 31, 2010, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
C. Richard Lyttle, Ph.D.	65	Director, President and Chief Executive Officer

Nick Harvey	50	Director, Chief Financial Officer, Treasurer and Secretary

C. Richard Lyttle, Ph.D., Director, President and Chief Executive Officer, has been President and CEO of Radius Health, Inc. since August 2004.  Dr. Lyttle is the former Vice President of Discovery for Women’s Health and Bone from 1998 to 2004, and the Women’s Health Research Institute at Wyeth from 1993 to 2004. Prior to joining Wyeth, Dr. Lyttle was Research Professor of Obstetrics, Gynecology, and Pharmacology at the University of Pennsylvania from 1979 to 1993. He received a Ph.D. in Biochemistry from Queen’s University, Kingston, Ontario in 1972, followed by postdoctoral research at the Population Council at the Rockefeller University from 1973 to 1974, the Department of Biology at Queen’s University from 1974 to 1976, and at the University of Chicago from 1976 to 1979. Dr. Lyttle was selected as a director because of his business and professional experience.

Nick Harvey, Director, Chief Financial Officer, Treasurer and Secretary, has been Chief Financial Officer and Senior Vice President of Radius Health, Inc. since December 2006.  Prior to joining Radius, Mr. Harvey served as Managing Director of Shiprock Capital LLC, a venture capital firm, from 2003 to 2006 and remains a member of the Board of that firm. Prior to Shiprock Capital, Mr. Harvey served as Chief Financial Officer of a number of venture-backed companies over a 10-year period, including LifetecNet from 2001 to 2002, Transfusion Technologies from 1999 to 2000, and Transcend Therapeutics from 1993 to 1999. Mr. Harvey received a Bachelor of Economics degree in 1980 and a Bachelor of Laws degree with first-class honors in 1983 from the Australian National University, and an MBA from the Harvard Business School in 1991.  Mr. Harvey was selected as a director because of his business and professional experience.

Terms of Office

The Company’s directors and officers are appointed for a one-year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal in accordance with the Company’s By-Laws.

As of the date of this report, the Company anticipates a potential merger transaction with Radius Health, Inc., a privately-owned Delaware corporation. However, no definitive terms have been determined with respect to this potential transaction and the Company has not entered into any definitive agreement with Radius Health, Inc., or any other party. In the event that we do not execute an Agreement and Plan of Merger and do not proceed with such a merger transaction, it is expected that new directors will be appointed or elected to replace our current directors, C. Richard Lyttle, Ph.D. and Nick Harvey.  If an Agreement and Plan of Merger is executed, it is likely to provide for a change in the Board of Directors of the Company upon consummation of such merger transaction.

Certain Relationships and Transactions

Significant Employees

As of the date hereof, the Company has no significant employees.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no Federal or State judicial or administrative orders, judgments, decrees or findings, no violations of any Federal or State securities law, and no violations of any Federal commodities law material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten (10) years.

Transactions with Related Persons

Our sole stockholder, MPM Asset Management LLC, has provided funding for our ongoing Exchange Act filing requirements and investigating and analyzing an acquisition.  On November 22, 2010, the Company executed and delivered a Demand Promissory Note (the “Note”) for a principal amount of up to $100,000.00 to Radius Health, Inc., an entity whose officers are the same officers as those of the Company.  In addition, the Company is contemplating a potential merger transaction with Radius Health, Inc., although no terms have yet been determined.  The Company utilizes the office space and equipment of our sole stockholder, MPM Asset Management LLC, at no cost.

As described above, Dr. Lyttle and Mr. Harvey, the directors and officers of the Company, are President and Chief Executive Officer and Chief Financial Officer and Senior Vice President of Radius Health, Inc., respectively.  In addition, one of MPM Asset Management LLC’s funds, MPM BioVentures III Fund, is an investor in Radius Health, Inc.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We do not have any special committee, policy or procedure related to the review, approval or ratification of related party transactions.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that directors be independent. As both of our present directors are also executive officers, we do not presently have any independent directors.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards, including, without limitation, the standards for independent directors established by the New York Stock Exchange, Inc., the NASDAQ National Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Committees of the Board of Directors

During the fiscal year ended December 31, 2010, our Board of Directors did not meet. We did not hold an annual meeting in 2010.  As our Common Stock is not presently listed for trading or quotation on a national securities exchange or NASDAQ, we are not presently required to have Board committees. In addition, due to our small size and limited operations to date, we do not presently have an audit committee, compensation committee or nominating committee or other committees performing similar functions. Our entire Board presently performs the functions that would otherwise be performed by such committees. We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.  We do not have a diversity policy. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than ten percent (10%) of the Company’s Common Stock (collectively, the “Reporting Persons”), to file reports with the SEC of beneficial ownership and reports of changes in beneficial ownership of Common Stock on Forms 3, 4 and 5. Reporting Persons are required by applicable SEC rules to furnish the Company with copies of all such forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on the Company’s review of the copies of the Forms 3, 4 and 5 received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a Reporting Person failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities.

Board Leadership Structure and Role on Risk Oversight

Dr. C. Richard Lyttle currently serves as our Chief Executive Officer, President and Director, and Mr. Nick Harvey currently serves as our Chief Financial Officer, Treasurer, Secretary and Director.  At present, we have determined this leadership structure is appropriate for the Company due to our small size and limited operations and resources.

Our current directors are exclusively involved in the general oversight of risks that could affect our Company as Dr. Lyttle and Mr. Harvey are the sole directors and officers of the Company.

Legal Proceedings

The Company is not aware of any legal proceedings in which any director, officer, or record or beneficial owner of 5% or more of the Company’s outstanding common stock is a party adverse to the Company or has a material interest adverse to the Company, or an affiliate of such persons.

Stockholder Communication with the Board of Directors

Stockholders may send communications to our Board of Directors by writing to: MPM Acquisition Corp., c/o MPM Asset Management LLC, 200 Clarendon Street, 54th Fl., Boston, MA, 02116 Attention: Board of Directors.

Item 11. Executive Compensation.

The following table summarizes all compensation earned by or paid to our Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) and other named executive officers during the two fiscal years ended December 31, 2010 and 2009.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
C. Richard Lyttle, Ph.D. Director, President and Chief Financial Officer	2010	0	0	0	0	0	0	0	0

Nick Harvey Director, Chief Financial Officer, Treasurer and Secretary	2010	0	0	0	0	0	0	0	0

Steven St. Peter(2)	2010	0	0	0	0	0	0	0	0
Former President, Director, Principal Executive Officer and Principal Financial Officer	2009	0	0	0	0	0	0	0	0

John Vander Vort(3)	2010	0	0	0	0	0	0	0	0
Former Secretary and Director	2009	0	0	0	0	0	0	0	0

(1) Years in which the executive was a named executive officer.

(2) On November 23, 2010, Dr. St. Peter resigned from all positions as officer of the Company and as director of the Company.

(3) On November 23, 2010, Mr. Vander Vort resigned from all positions as officer of the Company and as director of the Company.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 22, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Dr. Luke Evnin 200 Clarendon Street, 54th Floor Boston, Massachusetts 02116	5,000,000	(1)	100%

Dr. Ansbert Gadicke 200 Clarendon Street, 54th Floor Boston, Massachusetts 02116	5,000,000	(2)	100%

C. Richard Lyttle, Ph.D. 201 Broadway, 6th Floor Cambridge, Massachusetts 02139	0	(3)	0%

Nick Harvey 201 Broadway, 6th Floor Cambridge, Massachusetts 02139	0	(4)	0%

All Officers and Directors as a group (2 individuals)	0		0%

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

(3)	Dr. Lyttle serves as our Director, President and Chief Executive Officer.

(4)	Mr. Harvey serves as our Director, Chief Financial Officer, Treasurer and Secretary.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.   The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors, C. Richard Lyttle, Ph.D. and Mr. Nick Harvey would not be considered independent as they also serve as executive officers of the Company.

Item 14.  Principal Accounting Fees and Services.

Raich Ende Malter & Co. LLP (“Raich Ende”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our annual report on Form 10-K and our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $16,000 for the fiscal year ended December 31, 2010 and $17,250 for the fiscal year ended December 31, 2009, respectively.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2010 and December 31, 2009.

Tax Fees

The aggregate fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning were approximately $750 for the fiscal years ended December 31, 2010 and $800 for December 31, 2009, respectively.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal years ended December 31, 2010 and December 31, 2009, respectively.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are pre-approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*                             Page F-1 follows page 6 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Incorporation, filed as an exhibit to the Company’s registration statement on Form 10, File No. 000-53173, as filed with the SEC on April 16, 2008, is herein incorporated by reference.

3.2	By-laws, filed as an exhibit to the Company’s registration statement on Form 10, File No. 000-53173, as filed with the SEC on April 16, 2008, is herein incorporated by reference.

31.1	Certification of C. Richard Lyttle, Ph.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Nick Harvey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of C. Richard Lyttle, Ph.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Nick Harvey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                             Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM ACQUISITION CORP.

Dated: March 23, 2011	By:	/s/ C. Richard Lyttle, Ph.D.
C. Richard Lyttle, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ C. Richard Lyttle, Ph.D.	President, Chief Executive Officer and Director	March 23, 2011
C. Richard Lyttle, Ph.D.	(Principal Executive Officer)

/s/ Nick Harvey	Chief Financial Officer, Treasurer, Secretary and Director	March 23, 2011
Nick Harvey	(Principal Accounting Officer)