Form 10-Q
period 2011-03-31
MPM ACQUISITION CORP
filed 2011-05-13
CIK 1428522

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2011.

MPM ACQUISITION CORP.

- INDEX -

		Page
PART I — FINANCIAL INFORMATION:

Item 1.	Financial Statements:	2

	Balance Sheet as of March 31, 2011 (Unaudited) and December 31, 2010	2

	Statement of Operations (Unaudited) for the Three Months Ended March 31, 2011 and 2010 and for the Period February 4, 2008 (Inception) through March 31, 2011	3

	Statement of Changes in Stockholder’s Equity (Deficit) for the Period February 4, 2008 (Inception) through March 31, 2011 (Unaudited)	4

	Statement of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and 2010 and for the Period February 4, 2008 (Inception) through March 31, 2011	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II — OTHER INFORMATION:		12

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

MPM Acquisition Corp.

(A Development Stage Company)

Balance Sheet

	March 31, 2011 Unaudited	December 31, 2010
Assets
Current Assets:
Cash	$100	$100

Total Assets	$100	$100

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Accounts Payable	$6,750	$7,357
Note Payable	87,620	76,870

Total Current Liabilities	94,370	84,227

Stockholder’s Equity (Deficit)
Preferred stock - $.0001 par value - 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $.0001 par value - 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
(Deficit) accumulated during the development stage	(144,270)	(134,127)

Total Stockholder’s Equity (Deficit)	(94,270)	(84,127)

Total Liabilities and Stockholder’s Equity (Deficit)	$100	$100

See accompanying notes to the financial statements.

MPM Acquisition Corp.

(A Development Stage Company)

Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period February 4, 2008 (Inception) through March 31, 2011

General and Administrative Expenses	$10,143	$9,711	$144,270

(Loss) Before (Benefit From) Income Taxes	(10,143)	(9,711)	(144,270)

Income Taxes	—	—	—

Net (Loss)	$(10,143)	$(9,711)	$(144,270)

Basic and Diluted (Loss) per Share	*	*

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

* Less than $.01 per share

See accompanying notes to the financial statements.

MPM Acquisition Corp.

(A Development Stage Company)

Statement of Changes in Stockholder’s Equity (Deficit)

Period February 4, 2008 (Inception) through March 31, 2011

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the	Stockholder’s
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Issuance of Common Stock	5,000,000	$500	$49,500	$—	$50,000

Net (Loss)	—	—	—	(55,352)	(55,352)

Balance, December 31, 2008	5,000,000	500	49,500	(55,352)	(5,352)

Net (Loss)	—	—	—	(31,993)	(31,993)

Balance, December 31, 2009	5,000,000	500	49,500	(87,345)	(37,345)

Net (Loss)	—	—	—	(46,782)	(46,782)

Balance, December 31, 2010	5,000,000	500	49,500	(134,127)	(84,127)

Net (Loss) (Unaudited)	—	—	—	(10,143)	(10,143)

Balance, March 31, 2011 (Unaudited)	5,000,000	$500	$49,500	$(144,270)	$(94,270)

See accompanying notes to the financial statements.

MPM Acquisition Corp.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period February 4, 2008 (Inception) through March 31, 2011
Cash Flows from Operating Activities
Net (Loss)	$(10,143)	$(9,711)	$(144,270)
Adjustment to reconcile net (loss) to net cash used in operating activities:
(Increase) in prepaid expenses	—	(1,875)	—
(Decrease) Increase in accounts payable	(607)	6,500	6,750

Net Cash Used in Operating Activities	(10,750)	(5,086)	(137,520)
`
Cash Flows from Financing Activities
Increase in Note Payable	10,750	5,086	87,620
Proceeds from issuance of common stock	—	—	50,000

Net Cash Provided By Financing Activities	10,750	5,086	137,620

Increase in cash	—	—	100

Cash, beginning of period	100	100	—

Cash, end of period	$100	$100	$100

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

Note 2 — Summary of Accounting Policies:

Basis of Presentation: The accompanying interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of December 31, 2010. Interim results are not necessarily indicative of the results for a full year.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of March 31, 2011, the Company is unaware of any uncertain tax positions.

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

Note 3 — Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues and has incurred a net loss from inception of $144,270 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its shareholder, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 — Related Party Transactions:

On November 22, 2010, the Company executed and delivered a Demand Promissory Note (the “Note), for a principal amount of up to $100,000, to Radius Health, Inc., an entity whose officers are the same officers as those of the Company. The Note bears interest at 0.41% and is payable within ten (10) business days after demand. As stated in the Note, such demand shall not be made prior to March 31, 2011.

The Company utilizes the office space and equipment of its sole stockholder at no cost.

Note 5 — Preferred Stock :

On February 4, 2008, the Company authorized ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences to be determined from time to time by the board of directors of the Company.

Note 6 — Common Stock :

On February 4, 2008, the Company authorized one hundred million (100,000,000) shares of common stock. On February 4, 2008, the Company issued five million (5,000,000) shares of common stock for $50,000.

Note 7 — Subsequent Events:

On April 25, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Radius Health, Inc. (“Radius”), a privately held company incorporated in Delaware, and RHI Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub, subject to certain conditions contained in the Merger Agreement, will merge with and into Radius and Radius will become a wholly-owned subsidiary of the Company (the “Merger”).  Upon completion of the Merger, each outstanding share of Radius Common Stock will automatically convert into the right to receive one share of the Company’s Common Stock and each outstanding share of Radius Preferred Stock will automatically convert into the right to receive one-tenth of a share of the Company’s Preferred Stock from the Company as consideration for the Merger. The Company will assume all outstanding options and warrants of Radius, which shall become exercisable for shares of Company Common Stock or Preferred Stock, as the case may be. Radius and the Company will agree to indemnify each of their officers and directors for their actions relating to the consideration, approval or consummation of the Merger Agreement, in accordance with an indemnity agreement (the “Indemnity Agreement”) to be entered into by and between Radius, the Company and their respective current officers before the closing of the merger.

As a condition to the Merger Agreement, the Company will repurchase all of its currently outstanding shares of common stock effective concurrently with the closing of the merger, (the “Redemption Agreement”) entered into between the Company and its existing shareholders. Conditions to consummating the merger include approval of the shareholders of Radius and other customary conditions. The parties may terminate the Merger Agreement if the merger is not completed by September 30, 2011.

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

On April 25, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Radius Health, Inc. (“Radius”), a privately held company incorporated in Delaware, and RHI Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub, subject to certain conditions contained in the Merger Agreement, will merge with and into Radius and Radius will become a wholly-owned subsidiary of the Company (the “Merger”).  Upon completion of the Merger, each outstanding share of Radius Common Stock will automatically convert into the right to receive one share of the Company’s Common Stock and each outstanding share of Radius Preferred Stock will automatically convert into the right to receive one-tenth of a share of the Company’s Preferred Stock from the Company as consideration for the Merger. The Company will assume all outstanding options and warrants of Radius, which shall become exercisable for shares of Company Common Stock or Preferred Stock, as the case may be. Radius and the Company will agree to indemnify each of their officers and directors for their actions relating to the consideration, approval or consummation of the Merger Agreement, in accordance with an indemnity agreement (the “Indemnity Agreement”) to be entered into by and between Radius, the Company and their respective current officers before the closing of the merger.

As a condition to the Merger Agreement, the Company will repurchase all of its currently outstanding shares of common stock effective concurrently with the closing of the merger, (the “Redemption Agreement”) entered into between the Company and its existing shareholders. Conditions to consummating the merger include approval of the shareholders of Radius and other customary conditions. The parties may terminate the Merger Agreement if the merger is not completed by September 30, 2011.

The Company filed a Form 8-K with the Securities and Exchange Commission on April 29, 2011.  The Form 8-K included, as attachments, copies of the Merger Agreement and the Redemption Agreement.

The Company filed a Schedule 14f-1 with the Securities and Exchange Commission on April 29, 2011 and made a distribution of such schedule to its sole shareholder.  The Schedule 14f-1 indicates that effective upon the completion of the Merger following the expiration of the ten-day period beginning on the later of the date of the filing of this Information Statement with the SEC pursuant to Rule 14f-1 or the date of mailing of this Information Statement to our Stockholders, the Company expects that it will (i) increase the size of the Board of Directors of Company to seven (7) persons; and (ii) elect to the Board of Directors Alan Auerbach, Jonathan Fleming, Ansbert K. Gadicke, M.D., Kurt Graves, Martin Muenchbach, Ph.D. and Elizabeth Stoner, M.D. In connection with the Merger, Nick Harvey will resign immediately from the Board of Directors. Accordingly, following the Merger, Alan Auerbach, Jonathan Fleming, Ansbert K. Gadicke, M.D., Kurt Graves, C. Richard Lyttle, Ph.D., Martin Muenchbach, Ph.D. and Elizabeth Stoner, M.D. will constitute the entire Board of Directors. Upon the effectiveness of the appointments and resignations contemplated in the Schedule 14f-1 of April 29, 2011, the Company will file a Form 8-K.

If the Merger is not completed, the Company may consider acquiring a different business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets of $100, comprised exclusively of cash.  This compares with assets of $100 as of December 31, 2010, comprised exclusively of cash.  The Company’s current liabilities as of March 31, 2011 totaled $94,370, comprised of $6,750 in accounts payable and $87,620 of monies due to stockholder.  This compares with liabilities of $84,227 as of December 31, 2010, comprised of $7,357 in accounts payable and $76,870 of monies due to stockholder.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	For the Period from February 4, 2008 (Inception) through March 31, 2011
Net cash used in operating activities	$(10,750)	$(5,086)	$(137,520)
Net cash used in investing activities	—	—	—
Net cash from financing activities	$10,750	$5,086	$137,620
Increase in cash	$—	$—	$100

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 4, 2008 (Inception) through March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2011, the Company had a net loss of $10,143, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the three months ended March 31, 2010, the Company had a net loss of $9,711, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the period from February 4, 2008 (Inception) through March 31, 2011, the Company had a net loss of $144,270, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2008 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 4, 2008.

*3.2	By-Laws.

**10.1	Agreement and Plan of Merger, by and among Radius Health, Inc., MPM Acquisition Corp., and RHI Merger Corp., dated April 25, 2011.

**10.2	Redemption Agreement, by and between MPM Acquisition Corp. and MPM Asset Management LLC, dated April 25, 2011.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

**                                  Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on April 29, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPM ACQUISITION CORP.

Dated: May 13, 2011
	By:	/s/ C. Richard Lyttle
Cecil Richard Lyttle, Ph.D.
President
Principal Executive Officer

Dated: May 13, 2011
	By:	/s/ B. Nicholas Harvey
Brian Nicholas Harvey
Senior Vice President
Principal Financial Officer
Secretary and Treasurer