Form 10-Q
period 2011-06-30
Radius Health, Inc.
filed 2011-08-12
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-53173

Radius Health, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0145732
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

201 Broadway Sixth Floor Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

(617) 551-4700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 9, 2011: 592,581 shares

RADIUS HEALTH, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2011

ON FORM 10-Q

Item 1.                         Financial Statements—Unaudited

Radius Health, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$25,336	$10,582
Marketable securities	—	7,969
Prepaid expenses and other current assets	3,367	282
Total current assets	28,703	18,833
Property and equipment, net	19	31
Other assets	71	105
Total assets	$28,793	$18,969

Liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$72	$614
Accrued expenses	4,278	2,771
Current portion of note payable	851	—
Total current liabilities	5,201	3,385

Note payable, net of current portion and discount	4,877	—
Warrant liability	217	—
Other liabilities	3,421	—

Commitments and contingencies (Note 9)
Series A-1 Convertible Preferred Stock, $.0001 par value; 1,000,000 shares authorized, 413,254 shares issued and outstanding at June 30, 2011 and no shares issued and outstanding at December 31, 2010	22,437	—
Series A-2 Convertible Preferred Stock, $.0001 par value; 983,213 shares authorized, 983,208 shares issued and outstanding at June 30, 2011 and no shares issued and outstanding at December 31, 2010	76,751	—
Series A-3 Convertible Preferred Stock, $.0001 par value; 142,230 shares authorized, 142,227 shares issued and outstanding at June 30, 2011 and no shares issued and outstanding at December 31, 2010	9,741	—
Series A-4 Convertible Preferred Stock, $.0001 par value; 4,000 shares authorized, 3,998 shares issued and outstanding at June 30, 2011 and no shares issued and outstanding at December 31, 2010	271	—
Series A-5 Convertible Preferred Stock, $.0001 par value; 7,000 shares authorized, 6,443 shares issued and outstanding at June 30, 2011 and no shares issued and outstanding at December 31, 2010	525	—
Series A-6 Convertible Preferred Stock, $.0001 par value; 800,000 shares authorized, no shares issued and outstanding at June 30, 2011 and no shares issued and outstanding at December 31, 2010	—	—
Series A Junior Convertible Preferred Stock, $.0001 par value; 63,000 shares authorized, 61,664 shares issued and outstanding (liquidation value $925,000)	—	93
Series B Redeemable Convertible Preferred Stock, $.0001 par value; 160,000 shares authorized, 159,999 shares issued and outstanding at liquidation value	—	38,309
Series C Redeemable Convertible Preferred Stock, $.0001 par value; 101,466 shares authorized, issued and outstanding at liquidation value	—	105,434
Stockholders’ deficit:
Common stock, $.0001 par value; 34,859,964 shares authorized, 591,644 and 322,807 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in-capital	7,833	3
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(102,481)	(128,252)
Total stockholders’ deficit	$(94,648)	$(128,252)

Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ deficit	$28,793	$18,969

See accompanying notes.

Radius Health, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Operating expenses:
Research and development	$16,553	$2,216	$20,689	$4,706
General and administrative	945	473	1,842	1,117
Loss from operations	(17,498)	(2,689)	(22,531)	(5,823)
Interest income	6	21	20	47
Other income (expense)	12	(15)	22	(15)
Interest expense	(108)	—	(108)	—
Net loss	$(17,588)	$(2,683)	$(22,597)	$(5,791)
Earnings (loss) attributable to common stockholders - basic and diluted (Note 5)	$1,401	$(5,399)	$1,013	$(11,170)
Earnings (loss) per share (Note 5):
Basic	$2.89	$(16.85)	$2.51	$(34.86)
Diluted	$0.44	$(16.85)	$0.27	$(34.86)
Weighted average shares:
Basic	484,237	320,424	403,967	320,424
Diluted	3,175,348	320,424	3,790,913	320,424

See accompanying notes.

Radius Health, Inc.

Statements of Cash Flows

(Unaudited, in thousands)

	Six-Month Period
	Ended June 30,
	2011	2010

Operating activities
Net loss	$(22,597)	$(5,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	40
Stock-based compensation expense	106	9
Research and development expense to be settled in stock	3,421	—
Amortization of premium (accretion of discount) on short-term investments, net	21	199
Non-cash interest	30
Milestone payment settled with stock	1,410	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,028)	58
Other long-term assets	31	—
Accounts payable	(541)	(685)
Accrued expenses	1,507	(657)
Net cash used in operating activities	(19,625)	(6,827)

Investing activities
Purchases of property and equipment	(3)	(15)
Purchases of marketable securities	(899)	(14,798)
Sales and maturities of marketable securities	8,850	26,155
Net cash provided by investing activities	7,948	11,342

Financing activities
Proceeds from the exercise of stock options	152	—
Net proceeds from the issuance of preferred stock	20,452	—
Proceeds on note payable, net	5,883	—
Deferred financing costs	(56)	—
Net cash provided by financing activities	26,431	—
Net increase in cash and cash equivalents	14,754	4,515
Cash and cash equivalents at beginning of period	10,582	7,896
Cash and cash equivalents at end of period	$25,336	$12,411

Noncash financing activities
Accretion of preferred stock issuance costs	$—	$45
Fair value of preferred stock issued in the recapitalization, net of issuance costs	$85,879	$—
Accretion of dividends on preferred stock	$5,595	$5,379
Accretion of preferred stock investor rights/obligations	$—	$343
Fair value of warrants issued	$217	$—

See accompanying notes.

Radius Health, Inc.

Notes to Financial Statements

1. Organization

Radius Health, Inc. (“Radius” or the “Company”), which was formerly known as MPM Acquisition Corp. is a pharmaceutical company focused on acquiring and developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. The Company’s lead product candidate, currently in Phase 3 clinical development is BA058 Injection, a daily subcutaneous injection of our novel synthetic peptide analog of human parathyroid hormone-related protein (hPTHrP) for the treatment of osteoporosis. The BA058 Injection Phase 3 study began dosing in April 2011. The Company is also developing the BA058 Microneedle Patch, a short wear time, transdermal form of BA058 delivered using a microneedle technology from 3M Drug Delivery Systems (3M), currently in Phase 1 clinical development. The Company also has two other product candidates, RAD1901, a selective estrogen receptor modulator, or SERM, in Phase 2 clinical development for the treatment of vasomotor symptoms (hot flashes) in women entering menopause and RAD140, a selective androgen receptor modular, or SARM, currently in pre-investigational new drug, or IND, discovery as a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis. As used throughout these unaudited, condensed financial statements, the terms “Radius”, “Company”, “we”, “us” and “our” refer to Radius Health, Inc. (f/k/a MPM Acquisition Corp.).

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) entered into in April 2011 by and among the Company (a publicly-reporting, Form 10 shell company at the time), RHI Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company (“MergerCo”), and Radius Health, Inc., a privately-held Delaware corporation (“Former Operating Company”), MergerCo merged with and into the Former Operating Company, with the Former Operating Company remaining as the surviving entity and a wholly-owned subsidiary of the Company.  This transaction is herein referred to as the “Merger”. The Merger was effective as of May 17, 2011, upon the filing of a certificate of merger with the Delaware Secretary of State.  Following the Merger on May 17, 2011, the Company’s Board of Directors approved a transaction pursuant to which the Former Operating Company merged with and into the Company, leaving the Company as the surviving corporation (the “Short-Form Merger”).  As part of the Short-Form Merger, the Company, then named MPM Acquisition Corp., changed its name to Radius Health, Inc. and assumed the operations of the Former Operating Company.

The Company is subject to the risks associated with emerging, technology-oriented companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company’s product candidates, competitive product candidates, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has an accumulated deficit of $102.5 million through June 30, 2011. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. The Company intends to obtain additional equity and/or debt financing in order to meet working capital requirements and to further develop its product candidates. As part of the Merger and Short-Form Merger in May 2011, the Company assumed the Former Operating Company’s agreement with existing and new investors pursuant to which the Former Operating Company received an irrevocable, legally binding commitment for proceeds of $64.3 million from the issuance of shares of Series A-1 Convertible Preferred Stock in three closings. The proceeds from each closing are generally due to the Company upon its written request. The first of the three closings was completed prior to the Merger on May 17, 2011 for gross proceeds of $21.4 million and the Company expects to complete the second and third closings during the remainder of 2011. The Company believes that its existing cash and cash equivalents and the proceeds available from the irrevocable legally binding commitment described above and in Note 4, are sufficient to finance its operations, including its obligations under the Nordic agreement described in Note 14, into the second quarter of 2012.

2. Basis of Presentation

The accompanying unaudited condensed financial statements and the related disclosures of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes included in the Company’s audited financial statements for the year ended December 31, 2010 included on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 23, 2011, as amended on July 20, 2011. The accompanying unaudited condensed financial statements and the related disclosures take into account the Merger and Short-Form Merger transactions.  In addition, all historical share and per share amounts in the financial statements relating to the Former Operating Company have been retroactively adjusted for all periods presented to give effect to the 15:1 reverse stock split of all of the Former Operating Company’s capital stock (the “Reverse Stock Split”), including reclassifying an amount equal to the reduction in par value to additional paid-in-capital, approved by the Former Operating Company’s Board of Directors prior to the Merger on May 17, 2011.

Merger

As described above, the Company completed a reverse merger transaction with the Former Operating Company on May 17, 2011, pursuant to which the Company changed its name from MPM Acquisition Corp. to Radius Health, Inc. and assumed the operations of the Former Operating Company.

As of the effective time of the Merger (the “Effective Time”), the legal existence of MergerCo ceased and all of the shares of the Former Operating Company’s common stock, par value $0.01 per share, and shares of the Former Operating Company’s preferred stock, par value $0.01 per share, that were outstanding immediately prior to the Merger were cancelled and converted into the right to receive shares of the Company’s common or preferred stock, as applicable.  Each outstanding share of the Former Operating Company common stock outstanding immediately prior to the Effective Time was automatically converted into the right to receive one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and each outstanding share of the Company’s preferred stock outstanding immediately prior to the Effective Time was automatically converted into the right to receive one-tenth of one share of the Company’s preferred stock, $0.0001 par value per share (the “Preferred Stock”) as consideration for the Merger.  The December 31, 2010 financial statements, specifically common stock and additional paid-in-capital, have been adjusted to reflect the change in common stock par value.

The Company assumed all options and warrants of the Former Operating Company outstanding immediately prior to the Effective Time, which became exercisable for shares of the Company’s Common Stock or Preferred Stock, as the case may be.

Contemporaneously with the closing of the Merger, pursuant to the terms of a Redemption Agreement dated April 25, 2011 by and among the Company and its then-current stockholder, the Company completed the repurchase of 5,000,000 shares of Common Stock from its former sole stockholder in consideration of an aggregate of $50,000. The 5,000,000 shares constituted all of the then issued and outstanding shares of the Company’s capital stock, on a fully-diluted basis, immediately prior to the Merger.

Upon completion of the Merger and the Redemption, the former stockholders of the Former Operating Company held 100% of the outstanding shares of capital stock of the Company.

Pursuant to the Merger, the Company assumed all of the Former Operating Company’s obligations under its existing contracts. In particular, the Company has assumed the rights and obligations of the Former Operating Company under that certain Series A-1 Convertible Preferred Stock Purchase Agreement, dated as of April 25, 2011, as amended, (the “Purchase Agreement”) with that certain investors listed therein (the “Investors”) pursuant to which, among other things, the Company is obligated to issue and sell to the Investors up to an aggregate of 789,553 shares of Series A-1 Convertible Preferred Stock, par value $.01 per share (the “Series A-1”), each at a purchase price per share of $81.42, to be completed in three closings for cash proceeds of $64.3 million.  The transactions covered by the Purchase Agreement are referred to herein as the “Series A-1 Financing”.  An initial closing was completed on May 17, 2011 by the Former Operating Company prior to the Merger. Upon notice from the Company, the Investors are obligated to purchase, and the Company is obligated to issue, an additional 263,178 shares of Series A-1 at the Stage II Closing in exchange for cash proceeds of $21.4 million and an additional 263,180 shares of Series A-1 at the Stage III Closing in exchange for cash proceeds of $21.4 million.  There are no conditions to funding if the Company notifies the Investors of any such closing.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1), and the lowest priority to unobservable inputs (Level 3). The Company’s financial assets are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy, and its applicability to the Company’s financial assets, are described below:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date of identical, unrestricted assets.

Level 2—Quoted prices for similar assets, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to the security.

Level 3—Pricing inputs are unobservable for the asset, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset. Level 3 includes private investments that are supported by little or no market activity.

All of the Company’s financial assets, comprising cash equivalents and marketable securities, are classified as Level 1 and Level 2 assets as of June 30, 2011 and December 31, 2010 (Note 6). Money market funds are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1. Assets utilizing Level 2 inputs include government agency securities, including direct issuance bonds, and corporate bonds. These assets are valued using third party pricing resources which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

Redeemable Convertible Preferred Stock

Prior to the Series A-1 Financing on May 17, 2011, the carrying value of the Company’s redeemable convertible preferred stock was adjusted by periodic accretions such that the carrying value will equal the redemption amount at the redemption date. The carrying value is also adjusted to reflect dividends that accrue quarterly on the redeemable convertible preferred stock (Note 11). In connection with the recapitalization discussed in Note 4, the Company’s Preferred Stock is no longer redeemable, other than upon a deemed liquidation event, as defined.

Preferred Stock Accounting

The Company accounts for an amendment that adds, deletes or significantly changes a substantive contractual term (e.g., one that is at least reasonably possible of being exercised), or fundamentally changes the nature of the preferred shares as an extinguishment. (Note 4)

Financial Instruments Indexed to and Potentially Settled in the Company’s Common stock

The Company evaluates all financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in the Company’s financial statements. The Company considers a number of generally accepted accounting principles to determine such treatment and evaluates the features of the instrument to determine the appropriate accounting treatment. The Company utilizes the Black-Scholes method or other appropriate methods to determine the fair value of its derivative financial instruments. Key valuation factors in determining the fair value include, but are not limited to, the current stock price as of the date of measurement, the exercise price, the remaining contractual life, expected volatility for the instrument and the risk-free interest rate. For financial instruments that are determined to be classified as liabilities on the balance sheet, changes in fair value are recorded as a gain or loss in the Company’s Statement of Operations with the corresponding amount recorded as an adjustment to the liability on its Balance Sheet.

Research and Development

The Company accounts for research and development costs by expensing such costs to operations as incurred. Research and development costs primarily consist of personnel costs, outsourced research activities including pre-clinical and clinical trial services and manufacturing services, laboratory supplies, and license fees.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts will be expensed as the related goods are delivered or the services are performed. If expectations change such that the Company does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments would be charged to expense.

Stock-Based Compensation

The Company recognizes, as expense, the grant date fair value of all share-based payments to employees. The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the estimated fair value of such services received or of the equity instruments issued, whichever is more reliably measured. The fair value of unvested non-employee awards are remeasured at each reporting period and expensed over the vesting term of the underlying stock options.

Segment Information

The Company makes operating decisions based on performance of the enterprise as a whole and uses the financial statements for decision making.  The Company operates in one business segment, which focuses on drug discovery and development.

Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of the Company’s common shares and participating securities. All series of Preferred Stock, excluding the Former Operating Company’s Series A Convertible Preferred Stock, contain participation rights in any dividend paid by the Company and are deemed to be participating securities. Net income available to common shareholders and participating convertible preferred shares is allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, and potential issuance of stock upon the issuance of Series A-6 Convertible Preferred Stock (“Series A-6”) as settlement of the liability to Nordic Bioscience (“Nordic”). Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The effect on deferred taxes of a change in tax rate is recognized in income or loss in the period that includes the enactment date.

The Company uses judgment to determine the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Any material interest and penalties related to unrecognized tax benefits in income tax expense.

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against otherwise realizable net deferred tax assets as of June 30, 2011 and December 31, 2010.

Comprehensive Income (Loss)

All components of comprehensive income (loss) are required to be disclosed in the condensed financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and consists of net loss and changes in unrealized gains and losses on available-for-sale securities. Comprehensive loss was calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(17,588)	$(2,683)	$(22,597)	$(5,791)

Change in unrealized gain on marketable securities	—	6	—	7
Comprehensive loss	$(17,588)	$(2,677)	$(22,597)	$(5,784)

Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”)). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. On January 1, 2011, the Company adopted ASU 2009-13 on a prospective basis. The adoption did not have a material impact on the Company’s financial position or results of operations, but could have an impact on how the Company accounts for any future collaboration agreements, should the Company enter into any such agreements in the future.

4.  Recapitalization

Subsequent to the Reverse Stock Split and prior to the Merger, the Former Operating Company underwent a recapitalization pursuant to which the preferred stock of the Company (Series A Convertible Preferred Stock (“Series A”), Series B Convertible Preferred Stock (“Series B”), and Series C Convertible Preferred Stock (“Series C”), collectively “Old Preferred Stock”) was exchanged for a new series of convertible preferred stock (Series A-2 Convertible Preferred Stock (“Series A-2”), Series A-3 Convertible Preferred Stock (“Series A-3”), Series A-4 Convertible Preferred Stock (“Series A-4”), collectively with Series A-5 Convertible Preferred Stock (“Series A-5”), “New Preferred Stock”) to the extent that the existing stockholder participated in the Series A-1 Financing in an amount at least at the level its Pro Rata Share, as defined in the Purchase Agreement.  According to the amended Articles of Incorporation of the Former Operating Company, stockholders who did not participate in the Series A-1 Financing in an amount at least equal to their Pro Rata Share amount were subject to a forced conversion (the “Forced Conversion”) to common stock, at a rate of 1 share of common stock for every 5 shares of old preferred stock to be so converted. As a result, 21,661 shares of Series A, 177,697 shares of Series B and 314,496 shares of Series C converted into 102,767 shares of the Company’s common stock on May 17, 2011.

The 9,832,133 shares of Series C convertible preferred stock that remained outstanding after the Forced Conversion, were recapitalized and exchanged for 9,832,133 shares of Series A-2, the 1,422,300 shares of Series B convertible preferred stock that remained outstanding after the Forced Conversion, were recapitalized and exchanged for 1,422,300 shares of Series A-3, and the 40,003 shares of Series A convertible preferred stock that remained outstanding after the Forced Conversion, were exchanged for 40,003 shares of Series A-4. All prior dividends that had accrued on the original Series B and Series C Preferred Stock through May 17, 2011 were forfeited by the holders as part of the recapitalization. In addition, the holders of the original Series B and Series C Preferred Stock waived their contingent redemption rights on such shares.

Certain investors participated in the Series A-1 Financing in an amount in excess of their Pro Rata Share amount and as consideration for investing such excess amount, received that number of additional shares of Series A-1 as set forth within the Purchase Agreement.  The Former Operating Company issued 1,327,506 additional shares of Series A-1 in exchange for this additional investment.

In accordance with the Purchase Agreement, the Company received net cash proceeds of $20.7 million as consideration for the issuance of 3,959,351 shares of Series A-1 through June 30, 2011. The issuance of the additional shares did not generate a beneficial conversion feature at the date of issuance or at June 30, 2011.

Subsequent to the recapitalization and financing, pursuant to the Merger, each outstanding share of preferred stock was converted into the right to receive one-tenth of one share of Preferred Stock.  After the recapitalization, Series A-1 and Series A-5 (as described in Note 14) financings and the Merger, the Company had the following shares of preferred stock outstanding at June 30, 2011:

Class	Number of Shares
Series A-1	413,254
Series A-2	983,208
Series A-3	142,227
Series A-4	3,998
Series A-5	6,443

The Company has accounted for the recapitalization and exchange of the Old Preferred Stock for the New Preferred Stock as an extinguishment of the Old Preferred Stock due to the significance of the changes to the substantive contractual terms of the preferred stock, which included the forfeiture of accrued dividends on the Series A and B, the removal of the contingent redemption feature pursuant to which the Series B and Series C was redeemable at the option of the holder at a future determinable date, and the addition of a mandatory conversion provision to common stock upon the listing of the Company’s Common Stock on a national securities exchange, among other changes. Refer to Note 11 for the rights and preferences on the New Preferred Stock. Accordingly, the Company has recorded the difference between the fair value of the new shares of Preferred Stock issued in the exchange and the carrying value of the old preferred shares as a gain of $60.9 million that was recorded within stockholders’ deficit. The Company allocated $8.2 million to additional paid-in capital to recover the amount of additional paid-in capital that had previously been reduced by dividends accreted on Series B and Series C that was forfeited as part of the recapitalization, and the balance of $52.7 million was recorded to accumulated deficit. The gain on extinguishment is reflected as a preferred stock redemption in the calculation of net income available to common stockholders in accordance with Accounting Standards Codification (“ASC”) 260 Earnings Per Share. The fair value of the Series A-1, Series A-2, Series A-3 and Series A-4 was determined using the probability-weighted expected return method.  (See Note 7)

In connection with the Series A-1 Financing, the Former Operating Company issued to a placement agent, and in the Merger, the Company assumed, a warrant to purchase 818 shares of Series A-1 Preferred Stock. The warrant has an exercise price of $81.42 and expires on May 17, 2016. The warrant is classified as a liability on the Company’s balance sheet and was recorded as a component of the issuance costs related to the Series A-1 Financing. The Company recorded the warrant at a fair value of $35,000, using the Black-Scholes option pricing model. The revaluation of the warrant at June 30, 2011 was not material to the financial statements.

5. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows:

(In thousands, except share and per	Three months ended June 30		Six months ended June 30
share numbers)	2011	2010	2011	2010
Numerator:
Net loss	$(17,588)	$(2,683)	$(22,597)	$(5,791)
Extinguishment of preferred stock	60,937	—	60,937	—
Accretion of preferred stock dividends	(2,719)	(2,716)	(5,595)	(5,379)
Earnings attributable to participating preferred stockholders	(39,229)	—	(31,732)	—
Earnings (loss) attributable to common stockholders - basic	1,401	(5,399)	1,013	(11,170)
Effect of dilutive convertible preferred stock	—	—	—	—
Earnings (loss) attributable to common stockholders - diluted	$1,401	$(5,399)	$1,013	$(11,170)

Denominator:
Weighted-average number of common shares used in earnings (loss) per share - basic	484,237	320,424	403,967	320,424
Effect of dilutive options to purchase common stock	409,113	—	261,193	—
Effect of dilutive convertible preferred stock	2,281,998	—	3,125,753	—
Weighted-average number of common shares used in earnings (loss) per share - diluted	3,175,348	320,424	3,790,913	320,424

Earnings (loss) per share - basic	$2.89	$(16.85)	$2.51	$(34.86)
Effect of dilutive options to purchase common stock	(1.33)	—	(0.98)	—
Effect of dilutive convertible preferred stock	(1.13)	—	(1.25)	—
Earnings (loss) per share - diluted	$0.44	$(16.85)	$0.27	$(34.86)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Convertible preferred stock	13,557,238	11,808,290	9,267,677	11,808,290
Options to purchase common stock	—	1,216,718	418,215	1,216,718
Warrants	4,154	266	4,154	266

6. Marketable Securities

Available-for-sale marketable securities and cash and cash equivalents consist of the following:

	June 30, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash equivalents	$25,336	$—	$—	$25,336

Total	$25,336	$—	$—	$25,336

There were no marketable securities at June 30, 2011.

	December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$232	$—	$—	$232
Money market	6,452	—	—	6,452
Corporate commercial paper	2,892	—	—	2,892
Corporate debt securities	1,006	—	—	1,006

Total	$10,582	$—	$—	$10,582

Marketable securities:
Corporate debt securities	$5,023	$—	$(3)	$5,020
Corporate commercial paper	2,948	1	—	2,949

Total	$7,971	$1	$(3)	$7,969

There were no debt securities that had been in an unrealized loss position for more than 12 months at December 31, 2010. The Company evaluated the securities for other-than-temporary impairment based on quantitative and qualitative factors. The Company considered the decline in market value for these securities to be primarily attributable to current economic conditions. The Company does not intend to sell these securities prior to their maturity and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized costs bases, which may be at maturity.

7. Fair Value Measurements

The following tables summarize the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of June 30, 2011 based on the criteria discussed in Note 3:

	June 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$25,336	$—	$—	$25,336

	June 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Liabilities
Warrant liability	$—	$—	$217	$217
Other liability	—	—	3,421	3,421

	—	—	$3,638	$3,638

Fair value for Level 1 is based on quoted market prices. Fair value for Level 2 is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Inputs are obtained from various sources including market participants, dealers and brokers.

The warrant liability represents the liability for the warrants issued to the placement agent (Note 4) and to the lenders in connection with the Loan and Security Agreement (Note 10). The warrant liability is calculated using the

Black-Scholes option pricing method.  This method of valuation includes using inputs such as the valuation of the Company’s various classes of preferred stock, historical volatility, the term of the warrant and risk free interest rates. The fair value of the Company’s shares of common and preferred stock was estimated using the probability-weighted expected return method, or PWERM, which considers the value of preferred and common stock based upon analysis of the future values for equity assuming various future outcomes. Accordingly, share value is based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied:  (i) when possible future outcomes can be predicted with reasonable certainty; and (ii) when there is a complex capital structure (i.e., several classes of preferred and common stock). The Company had previously used the Option-pricing method to value its common stock. The Option-pricing method treats common stock and preferred stock as call options on the enterprise’s value, with exercise prices based on the liquidation preference of the preferred stock. The Company utilized the PWERM approach in its most recent valuation based on the Company’s expectations regarding the time to becoming a listed, publicly-traded entity as well as the recent Series A-1 financing and the initiation of the BA058 Injection Phase 3 study that resolved sufficient uncertainty regarding a discrete range of outcomes that could be identified and evaluated. As such the valuation of the warrant liability was determined to be a Level 3 valuation.

The other liability represents the liability to issue shares of Series A-6 to Nordic for services rendered in connection with the Company’s Phase 3 clinical study of BA058 Injection (Note 14). The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of the Company’s Series A-6 at each reporting date. The estimated fair value of the Series A-6 is determined using the PWERM method described above.

The following table provides a roll forward of the fair value of the liabilities, where fair value is determined by Level 3 inputs:

(In thousands)
Balance at January 1, 2011	$—
Additions	3,638
Change in fair value	—

Balance at June 30, 2011	$3,638

8. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	June 30, 2011	December 31, 2010

Research costs	$2,672	$1,913
Payroll and employee benefits	764	473
Professional fees	701	243
Vacation	79	79
Restructuring	—	63
Accrued interest on notes payable	62	—

Total accrued expenses	$4,278	$2,771

9. Commitments

In September 2010, the Company recorded restructuring charges of $0.2 million related to lease termination costs associated with vacating its laboratory space. The restructuring liability is included in accrued expenses in the balance sheet at December 31, 2010. All remaining payments were made by February 28, 2011.

The following table displays the restructuring activity and liability balances:

(In thousands)
Balance at December 31, 2010	$63
Payments	$(63)

Balance at June 30, 2011	$—

On January 14, 2011, the Company signed a sublease agreement for office space in Cambridge, Massachusetts that expires on July 31, 2011. Monthly rental payments under this sublease are $9,000 and the Company moved into the new space in February 2011. On July 15, 2011, the Company entered into an operating lease agreement to remain in the same Cambridge, Massachusetts location. The term of the lease is August 1, 2011 through July 31, 2014. Monthly rental payments under the new lease are approximately $15,000 for the first 12 months and approximately $16,000 for the 24 months thereafter.

10. Loan and Security Agreement

On May 23, 2011, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance Corporation and General Electric Capital Corporation (collectively, the “Lender”) pursuant to which the Lender agreed to lend the Company up to $25.0 million. Upon entering into the Loan and Security Agreement, the Company borrowed $6.3 million from the Lender (“Term Loan A”). Under the terms of the Loan and Security Agreement, the Company may, in its sole discretion, borrow from the Lender up to an additional $6.3 million, at any time on or before November 22, 2011 (“Term Loan B”) and up to an additional $12.5 million, at any time on or before May 22, 2012 (“Term Loan C”, collectively with Term Loan A and Term Loan B, the “Term Loans”). The Company’s obligations under the Loan and Security Agreement are secured by a first priority security interest in substantially all of the assets of the Company.

The Company is required to pay interest on Term Loan A on a monthly basis through and including December 1, 2011. Beginning December 1, 2011 through the maturity of Term Loan A on November 22, 2014, the Company will be required to make payments of outstanding principal and interest on Term Loan A in 36 equal monthly installments. Interest is payable on Term Loan A at an annual interest rate of 10%. If the Company enters into Term Loan B or Term Loan C, interest on each term loan will accrue at an annual fixed rate equal to greater of (i) 10% or (ii) the sum of (a) the three year Treasury Rate as published the Board of Governors of the Federal Reserve System in Federal Reserve Statistical Release H.15 entitled “Selected Interest Rates”, plus (b) 9.19%.  Payments due under Term Loan B or Term Loan C, if borrowed, are interest only, payable monthly, in arrears, for six months following the funding of each term loan, and will consist of 36 and 30 payments of principal and interest, respectively, which are payable monthly, in arrears, and all unpaid principal and accrued and unpaid interest on Term Loan B or Term Loan C would be due and payable 42 months after the funding of any each term loan.

Upon the last payment date of the amounts borrowed under the Loan and Security Agreement, whether on the maturity date of one of the Term Loans, on the date of any prepayment or on the date of acceleration in the event of a default, the Company will be required to pay the Lender a final payment fee equal to 3.5% of any of the Term Loans borrowed. In addition, if the Company repays all or a portion of the Term Loans prior to maturity, it will pay the Lender a prepayment fee of 3% of the total amount prepaid if the prepayment occurs prior to the first anniversary of the funding of the relevant Term Loan, 2% of the total amount prepaid if the prepayment occurs between the first and second anniversary of the funding of the relevant Term Loan, and 1% of the total amount prepaid if the prepayment occurs on or after the second anniversary of the funding of the relevant Term Loan.

Upon the occurrence of an event of default, including payment defaults, breaches of covenants, a material adverse change in the collateral, the Company’s business, operations or condition (financial or otherwise) and certain levies, attachments and other restraints on the Company’s business, the interest rate will be increased by five percentage points and all outstanding obligations will become immediately due and payable. The Loan and Security Agreement also contains a subjective acceleration clause, which provides the Lender the ability to demand repayment of the loan early upon a material adverse change, as defined. The portion of the Term Loan A that is not due within 12 months of June 30, 2011 has been classified as long-term, as the Company believes a material adverse change is remote.

In connection with the Loan and Security Agreement, the Company issued to the Lender a warrant to purchase 3,070 shares of the Company’s Series A-1 Preferred Stock (the “Warrant”). The Warrant is exercisable, in whole or in part, immediately, and has a per share exercise price of $81.42 and may be exercised on a cashless basis. The Warrant expires on May 23, 2021.  The exercise price may be adjusted in the event the Company issues shares of the Series A-1 at a price lower than $81.42 per share.  The warrant is classified as a liability in the Company’s balance sheet and will be remeasured at its estimated fair value at each reporting period.  The changes in fair value are recorded as other income (expense) in the Statement of Operations.

The initial fair value of the Warrant issued in connection with Term Loan A was $0.2 million and was recorded as a discount to Term Loan A.  The fair value of the warrant at June 30, 2011 was $0.2 million.  The Company also paid the Lender a facility fee of $0.3 million and reimbursed the Lender certain costs associated with the Loan and Security Agreement of $0.1 million, both of which were also recorded as a discount to Term Loan A. The discount is being amortized to interest expense over the 42 month period that Term Loan A is outstanding using the effective interest method.

Future principal payments under the Loan and Security Agreement at June 30, 2011, are as follows:

(In thousands)
2011	$156
2012	1,875
2013	1,875
2014	2,344

Total	$6,250

11. Convertible Preferred Stock

The rights, preferences, and privileges of the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 are as follows:

Conversion

Each preferred stockholder has the right, at their option at any time, to convert any such shares of Preferred Stock into such number of fully paid shares as is determined by dividing the original purchase price of $81.42 by the conversion price (“Optional Conversion”). The conversion price of the Preferred Stock as of June 30, 2011 was $8.142 per share (the “Conversion Price”), which represents a conversion ratio of one share of Preferred Stock into ten shares of Common Stock.  Upon the Optional Conversion, the holder of the converted Preferred Stock is entitled to payment of all accrued, whether or not declared, but unpaid dividend in shares of the Common Stock of the Company at the then effective conversion price of shares of Preferred Stock.

In the event an investor does not timely and completely fulfill their future funding obligations as defined in the Purchase Agreement (as described in Note 3) (i) the shares of Preferred Stock then held by the investor automatically convert into shares of the Company’s common stock at a rate of one share of common stock for every ten shares of Preferred Stock to be converted and (ii) the Company has the right to repurchase all of the shares of

Common Stock issued upon conversion at a purchase price equal to the par value of the repurchased shares of Common Stock (“Subsequent Closing Adjustment”). Upon a Subsequent Closing Adjustment, the holder of the converted Preferred Stock is entitled to payment of any declared, accrued, but unpaid dividends in shares of the Common Stock of the Company.

Each share of Preferred Stock is automatically convertible into fully paid and non-assessable shares of Common Stock at the applicable Conversion Price then in effect upon (i) a vote of the holders of at least 70% of the outstanding shares of Series A-1, Series A-2 and Series A-3 to convert all shares of Preferred Stock or (ii) the Common Stock becoming listed for trading on a national stock exchange (“Special Mandatory Conversion”). Upon a Special Mandatory Conversion, all accrued, whether or not declared, but unpaid dividends shall be paid in cash or shares at the discretion of the Company’s Board of Directors, at the then effective conversion price of shares of Preferred Stock.

Redemption

The shares of Preferred Stock are not currently redeemable.

Dividends

Holders of shares of Series A-1 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a quarterly basis commencing on the date of issuance of the shares of Series A-1. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock as described above. The holders of shares of Series A-1 are also entitled to dividends declared or paid on any shares of Common Stock.

Following payment in full of required dividends to the holders of Series A-1, holders of Series A-2 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a quarterly basis commencing on the date of issuance of the shares of Series A-2. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock as described above. The holders of shares of Series A-2 are also entitled to dividends declared or paid on any shares of Common Stock.

Following payment in full of required dividends to the holders of Series A-1 and Series A-2, holders of Series A-3 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a quarterly basis commencing on the date of issuance of the shares of Series A-3. Holders of Series A-5 are entitled to receive the Series A-5 Accruing Dividend paid in shares of Series A-6 as described in Note 14.  Holders of shares of Series A-6 are entitled to receive dividends on shares of Series A-6, when and if declared by the Board of Directors at a rate to be determined by the Board of Directors.  Dividends are payable, as accrued, upon liquidation, event of sale and conversion to Common Stock as described above. The holders of shares of Series A-3, A-5 and A-6 are also entitled to dividends declared or paid on any shares of Common Stock.

Following payment in full of required dividends to the holders of Series A-1, Series A-2, Series A-3, and Series A-5, holders of Series A-4 are entitled to receive dividends on shares of Series A-4, when and if declared by the Board of Directors at a rate to be determined by the Board of Directors. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to Common Stock as described above. The holders of shares of Series A-4 are also entitled to dividends declared or paid on any shares of Common Stock.

Dividends on the Preferred Stock are payable, at the sole discretion of the Board of Directors, in cash or in shares of the Company’s common stock, when and if declared by the Board of Directors, upon liquidation or upon an event of sale at the current market price of shares of common stock. Upon conversion, dividends are payable in shares of the common stock at the then effective conversion price of shares of Preferred Stock.

The Company has accrued dividends of $0.3 million, $0.8 million and $0.1 million on Series A-1, A-2 and A-3, respectively, as of June 30, 2011.

Voting

The preferred stockholders are entitled to vote together with the holders of the Common Stock as one class on an as-if converted basis.

In addition, as long as the shares of Series A-1 are outstanding, the holders of Series A-1, voting as a separate class, have the right to elect two members of the Company’s Board of Directors.

Liquidation

The shares of Series A-1 rank senior to all other classes of Preferred Stock. Series A-2 ranks junior to Series A-1 and senior to Series A-3, Series A-4, Series A-5 and Series A-6.  Series A-3, Series A-5 and Series A-6 rank equally but junior to Series A-1 and Series A-2 and senior to Series A-4. Series A-4 ranks senior to the Company’s Common Stock.

In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series A-1 are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A-2, Series A-3, Series A-4, Series A-5 and Series A-5. Payment to the holders of Series A-1 shall consist of the original issuance price of $81.42, plus all accrued but unpaid dividends. After the distribution to the holders Series A-1, the holders of Series A-2, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid dividends. After the distribution to the holders Series A-1 and Series A-2, the holders of Series A-3, Series A-5 and Series A-6, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid or declared and unpaid dividends, as appropriate. After the distribution to the holders Series A-1,Series A-2, Series A-3, Series A-5 and Series A-6, the holders of Series A-4, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any declared and unpaid dividends. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-1, the assets will be distributed ratably among the holders of Series A-1 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-2, the assets will be distributed ratably among the holders of Series A-2 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-3, Series A-5 and Series A-6, the assets will be distributed ratably among the holders of Series A-3, Series A-5 and Series A-6 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-4, the assets will be distributed ratably among the holders of Series A-4 in proportion to their aggregate liquidation preference amounts. After all liquidation preference payments have been made to the holders of the Preferred Stock, the holders of the Preferred Stock shall participate in the distribution of the remaining assets with the holders of the Company’s Common Stock on an as-if converted basis.

In the event of, and simultaneously with, the closing of an event of sale of the Company (as defined in the Company’s Amended Articles of Incorporation), the Company shall redeem all of the shares of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 then outstanding at the Special Liquidation Price, as defined. If the event of sale involves consideration other than cash, the Special Liquidation Price may be paid with such consideration having a value equal to the Special Liquidation Price. The Special Liquidation Price shall be equal to an amount per share, which would be received by each Preferred Stockholder if, in connection with the event of sale, all the consideration paid in exchange for the assets or the shares of capital stock of the Company was actually paid to and received by the Company, and the Company was immediately liquidated thereafter and its assets distributed pursuant to the liquidation terms above.

Registration Rights

In accordance with the Amended and Restated Stockholders Agreement (the “Stockholders Agreement”), the Company is required to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the registration of at least 85% of the outstanding shares of the Preferred Stock within 60 days of the closing of the Merger. Pursuant to the terms of the Stockholders Agreement if the registration statement is not filed within 60 days of the closing of the Merger or if the registration statement has not been declared effective by the SEC at the later of (i) 90 days after the closing date of the Merger or (ii) in the event the SEC reviews the registration statement and has comments, 180 days after the closing of the Merger, the Company will be required pay liquidated damages on a monthly basis equal to 1% of the aggregate purchase price paid by the holders of the Preferred Stock. The total amount of liquidated damages will be limited to 16% of the aggregate purchase price paid by the holders of the Preferred Stock.

12. Stock-based Compensation

2003 Long-Term Incentive Plan

The 2003 Long-Term Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, nonqualified options and stock grants to key employees and consultants of the Company. The exercise price of the incentive stock options, as determined by the Board of Directors, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s common stock) of the common stock fair value as of the date of the grant. The provisions of the Incentive Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s common stock). Stock options generally vest over a four-year period. The Company has authorized 2,015,666 shares of common stock for issuance under the Incentive Plan.

A summary of stock option activity is as follows:

( In thousands, except for per share amounts)	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	1,462	$1.20	$7.28	$1,715
Granted	—	—
Exercised	(166)	0.92
Cancelled	(12)	1.36

Options outstanding at June 30, 2011	1,284	1.20	6.72	2,253

Options exercisable at June 30, 2011	962	1.18	6.15	1,713

Options vested or expected to vest at June 30, 2011	1,273	$1.20	$6.72	$2,235

The total grant-date fair value of stock options that vested during the three- and six-month periods ended June 30, 2011 was approximately $48,000 and $86,000, respectively. The aggregate intrinsic value of options that vested during the three- and six-month periods ended June 30, 2011 was approximately $109,000 and $203,000, respectively.

As of June 30, 2011, there was approximately $29,000 of total unrecognized compensation expense related to unvested employee share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 0.6 years, respectively.

During 2009 and 2010, the Company’s Board of Directors granted 1,666 and 10,000 stock options, respectively, to a Scientific Advisory Board member of the Company. There were no stock options granted in the three- and six-month periods ended June 30, 2011. The Company records stock-based compensation expense for such options as they vest, and remeasures the fair value of the options at each reporting period. During the three- and six-month periods ended June 30, 2011, the Company recorded approximately $39,000 and $18,000 of stock-based compensation expense, respectively.

13. License Agreements

On September 27, 2005, the Company entered into a license agreement (the Ipsen Agreement), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, Ipsen). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. BA058 (the Company’s bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and pro-promotion rights retained by Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $0.3 million to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of royalties on net sales of any product that includes the compound licensed from Ipsen or any analog thereof.

If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). In connection with the Ipsen Agreement, the Company recorded approximately $0.2 million, $24,000, $0.3 million, and $44,000 in research and developments costs in the three-month periods ended June 30, 2011 and 2010, and the six-month periods ended June 30, 2011 and 2010, respectively. The costs were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

On May 11, 2011, the Company entered into a second amendment to the Ipsen Agreement pursuant to which Ipsen agreed to accept shares of Series A-1 in lieu of cash as consideration for a milestone payment due to Ipsen following the initiation of the first BA058 Phase 3 study. The number of shares of Series A-1 to be issued to Ipsen was determined based upon the U.S. dollar exchange rate for the euro two business days prior to closing. On May 17, 2011, the Company issued 17,326 shares of Series A-1 to Ipsen to settle the obligation.  Accordingly, the Company recorded research and development expense of $1.4 million during the three- and six-month periods ended June 30, 2011. The expense represents the fair value of the Series A-1 shares of $81.42 per share.

14. Research Agreements

The Company entered into a Letter of Intent with Nordic on September 3, 2010, pursuant to which it funded preparatory work by Nordic in respect of a Phase 3 clinical study of BA058 Injection. The Letter of Intent was extended on December 15, 2010 and on January 31, 2011.  On March 29, 2011, the Company and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the “Work Statement”) under such Clinical Trial Services Agreement and a related Stock Issuance Agreement. Pursuant to the Work Statement, Nordic is managing the Phase 3 clinical study (the “Clinical Study”) of BA058 Injection and Nordic will be compensated for such services in a combination of cash and shares of Series A-6.

Pursuant to the Work Statement, the Company is required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. Dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement provides for a total of 33.9 million of euro-denominated payments and 4.9 million of U.S. Dollar-denominated payments over the course of the Clinical Study.

Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €0.4 million of Series A-5 Preferred Stock at $8.142 per share. 64,430 shares of Series A-5 were issued to Nordic on May 17, 2011, which generated proceeds of $0.5 million to the Company.  These shares were exchanged in the Merger for an aggregate of 6,443 shares of Series A-5 through a reverse stock split.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6, having an aggregate value of up to €36.8 million (the “Series A-5 Accruing Dividend”). This right to receive the Series A-5 Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company’s amended Articles of Incorporation.

The Series A-5 Accruing Dividend is determined based upon the estimated period that will be required to complete the Clinical Study. On the last Business Day of each calendar quarter (each, an “Accrual Date”), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 to Nordic that is referred to as the Applicable Quarterly Amount and is equal to (A) €36.8 million minus the aggregate value of any prior Series A-5 Accruing Dividend accrued divided by (B) the number of calendar quarters it will take to complete the Clinical Study.  To calculate the aggregate number of shares of Series A-6 due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays’ in such calendar quarter. The Company then calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the fair market value as of the applicable Accrual Date, and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company’s Board of Directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of June 30, 2011, 57,987 shares of Series A-6 are due to Nordic.

Prior to the issuance of shares of Series A-6 to Nordic, the liability to issue shares of Series A-6 will be accounted for as a liability in the Company’s Balance Sheet. As of June 30, 2011, the fair value of the liability was $3.4 million based upon the fair value of the Series A-6 as determined using PWERM. Changes in the value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the Statement of Operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement ratably over the estimated per patient treatment period beginning upon enrollment in the Clinical Study, or a twenty-month period. The Company recorded $10.6 million and $11.4 million in the three- and six-month periods ended June 30, 2011 reflecting costs incurred for preparatory and other start-up costs to initiate the Clinical Study in April 2011. The Company recorded an additional $0.5 million of research and development expense in the six-month period ended June 30, 2011 for per patient costs incurred for patients that had enrolled in the Clinical Study as of June 30, 2011.  As of June 30, 2011, in addition to the $3.4 million liability that is reflected in Other Liabilities on the Balance Sheet that will be settled in shares of Series A-6, as noted above, the Company has a liability to Nordic of approximately $1.6 million that is included in accrued expenses on the Balance Sheet.

The Company is also responsible for certain pass through costs in connection with the Clinical Study.  Pass through costs are expensed as incurred or upon delivery.  The Company recognized research and development expense of $1.8 million and $2.4 million for pass through costs in the three- and six-month periods ended June 30, 2011.

Item 2.                         Management’s Discussion and Analysis of Financial Condition and results of Operation

Cautionary Statement

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about:

•                  the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;

•                  the success of our clinical studies for our product candidates;

•                  our ability to obtain U.S. and foreign regulatory approval for our product candidates and the ability of our product candidates to meet existing or future regulatory standards;

•                  our expectations regarding federal, state and foreign regulatory requirements;

•                  the therapeutic benefits and effectiveness of our product candidates;

•                  the safety profile and related adverse events of our product candidates;

•                  our ability to manufacture sufficient amounts of BA058, RAD1901, and RAD140 for commercialization activities with target characteristics;

•                  our plans with respect to collaborations and licenses related to the development, manufacture or sale of our product candidates;

•                  our expectations as to future financial performance, expense levels and liquidity sources;

•                  our ability to compete with other companies that are or may be developing or selling products that are competitive with our product candidates;

•                  anticipated trends and challenges in our potential markets;

•                  our ability to attract and motivate key personnel; and

•                  other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, our ability to attract and retain customers, our development activities and those factors we discuss in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K filed with the SEC on May 23, 2011 and amended on July 20, 2011 under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risk factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes set forth in this report.  Unless the context otherwise requires, “we,”

“our,” “us” and similar expressions used in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section refer to Radius Health, Inc., a Delaware corporation (“Radius”).

Overview

We are a pharmaceutical company focused on acquiring and developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. We have three product candidates in development, the most advanced is BA058 Injection that has begun dosing of patients in a pivotal Phase 3 clinical study for the prevention of fractures in women suffering from osteoporosis. We are also developing the BA058 Microneedle Patch, a short wear time, transdermal form of BA058 that is based on a microneedle technology from 3M that is currently being studied in a Phase 1b clinical study. We believe that the BA058 Microneedle Patch may eliminate the need for injections and lead to better treatment compliance for patients.  Our second clinical stage product candidate is RAD1901 which has completed an initial Phase 2 clinical study for the treatment of vasomotor symptoms (hot flashes) in women entering menopause. Our third product candidate, RAD140, in pre-IND discovery, is a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis.

BA058 is a novel synthetic peptide analog of Parathyroid hormone-related peptide (hPTHrP) being developed by us as a bone anabolic treatment for osteoporosis. hPTHrP is a critical cytokine for the regulation of bone formation, able to rebuild bone with low associated risk of inducing hypercalcemia as a side-effect. In August 2009, we announced positive Phase 2 data that showed BA058 Injection produced faster and greater bone mineral density (BMD) increases at the spine and the hip after 6 months and 12 months of treatment than did Forteo®, which was a comparator in our study. Key findings were that the highest dose of BA058 tested of 80 µg increased mean lumbar spine BMD at 6 and 12 months by 6.7% and 12.9% compared to the increases seen with Forteo® trial arms of 5.5% and 8.6%, respectively. BA058 also produced increases in mean femoral neck BMD at the hip at 6 and 12 months of 3.1% and 4.1% compared to increases for Forteo® of 1.1% and 2.2%, respectively. We believe there to be a strong correlation between an increased level of BMD and a reduction in the risk of fracture for patients with osteoporosis. BA058 was generally safe and well tolerated in this study, with adverse events similar between the BA058, placebo and Forteo® groups. In addition, the occurrence of hypercalcemia as a side-effect was half that seen with Forteo® for the 80 µg dose of BA058. In April 2011, we began dosing of patients in a pivotal Phase 3 clinical study managed by Nordic and expect to report top-line data from this study by late 2013. Our planned Phase 3 study will enroll a total of 2,400 patients to be randomized equally to receive daily doses of one of the following: 80 micrograms (µg) of BA058, a matching placebo, or the approved dose of 20 µg of Forteo® for 18 months. The study is powered to show that BA058 is superior to (i) placebo for fracture and (ii) Forteo® for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient’s blood is above normal. In addition to BA058 Injection, we are developing BA058 Microneedle Patch, a short wear time, transdermal form of BA058 that is delivered using a microneedle technology from 3M.  BA058 Microneedle Patch is being studied in a Phase 1b clinical study which began in December 2010. The BA058 Microneedle Patch may eliminate the need for daily injections and lead to better treatment compliance for patients.

On May 17, 2011, the Merger and the Short-Form Merger were consummated whereby the Company, then a public shell company, was merged with the Former Operating Company. The Company’s efforts and resources are focused primarily on acquiring and developing BA058 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any product sales until we receive approval for BA058 Injection from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen delays during the course of developing BA058, we do not expect to complete development and file for marketing approval in the United States for BA058 Injection and BA058 Microneedle Patch until approximately 2014 and 2016, respectively. Accordingly, our success depends not only on the safety and efficacy of BA058, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval.  In addition, we currently have no sales, marketing or distribution capabilities and thus our ability to market BA058 will depend in part on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. We are also evaluating strategic alternatives with respect to collaborating with third parties for the future development of

RAD1901 and RAD140.  Our ability to further develop these product candidates will be dependent upon the outcome of our collaboration strategy.  Our major sources of working capital have been proceeds from various private financings, primarily the private sales of our preferred stock.

Recent Developments

At the effective time of the Merger (the “Effective Time”), all of the shares of the Former Operating Company’s common and preferred stock, par value $.01 per share, that were outstanding immediately prior to the Merger were cancelled and automatically converted into the right to receive one share of our Common Stock and the right to receive one-tenth of one share of our corresponding series of our Preferred Stock as consideration for the Merger. In the Merger, we assumed all options and warrants of the Former Operating Company outstanding immediately prior to the Effective Time. Prior to the Merger, pursuant to the terms of a Redemption Agreement dated April 25, 2011, we completed the repurchase of all of our capital stock issued and outstanding immediately prior to the Merger. Upon completion of the Merger and the Redemption, the former stockholders of the Former Operating Company held 100% of the outstanding shares of our capital stock. Pursuant to the Merger, we assumed all of the Former Operating Company’s obligations under its existing contracts, including those filed herewith as material contracts. In particular, we assumed the rights and obligations of the Former Operating Company under that certain Purchase Agreement pursuant to which, among other things, Company agreed to issue and sell to the Investors up to an aggregate of 7,895,535 shares of Series A-1, to be completed in three closings (as described above in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Upon notice from the Company, the Investors are obligated to purchase, and we are obligated to issue, 263,178 shares of our Series A-1 at the Stage II Closing and 263,180 shares of our Series A-1 at the Stage III Closing, each at a purchase price per share of $81.42. There are no conditions to funding if we notify the Investors of any such closing. As a final step in the reverse merger process, the Company completed a short-form merger with the Former Operating Company and changed its name to “Radius Health, Inc.”

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reported periods. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies in the three-month period ended June 30, 2011, other than the method used to estimate the fair value of our common and preferred stock in the second quarter of 2011. Our most recent valuation utilized the probability-weighted expected return method, or PWERM, as outlined in the AICPA Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid, which considers the value of preferred and common stock based upon analysis of the future values for equity assuming various future outcomes. Accordingly, share value is based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied:  (i) when possible future outcomes can be predicted with reasonable certainty; and (ii) when there is a complex capital structure (i.e., several classes of preferred and common stock). We also used this methodology to estimate the fair value of our preferred stock, which we used in the preferred stock extinguishment, discussed in Note 4 to the condensed financial statements and to determine the fair value of shares of Series A-5 convertible preferred stock due to Nordic Biosciences at June 30, 2011 as discussed in Note 14 to the condensed financial statements. We had previously used the Option-pricing method to value our common stock which is generally appropriate in situations in which the enterprise has many choices and options available. See Note 3 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and our financial statements as of December 31, 2010 and 2009 included in Form 8-K filed with the Securities and Exchange Commission, or SEC, on May 23, 2011, as

amended on July 20, 2011, for additional information about our critical accounting policies, as well as a description of our other significant accounting policies.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

	Three months		Six months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Operating expenses:
Research and development	$16,553	$2,216	$20,689	$4,706
General and administrative	945	473	1,842	1,117
Loss from operations	(17,498)	(2,689)	(22,531)	(5,823)
Interest income	6	21	20	47
Other income (expense)	12	(15)	22	(15)
Interest expense	(108)	—	(108)	—
Net loss	$(17,588)	$(2,683)	$(22,597)	$(5,791)

Three months Ended June 30, 2011 and 2010

	Three months Ended June 30,		Change
	2011	2010	$	%
	(In thousands)
Operating expenses:
Research and development	$16,553	$2,216	$14,337	647%
General and administrative	945	473	472	100%

Research and development expenses:  Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds, and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development costs as they are incurred.

For the three months ended June 30, 2011, research and development expense was $ 16,553,000 compared to $2,216,000 for the three months ended June 30, 2010, an increase of $14,337,000 and 647%. For the three months ended June 30, 2011, we incurred professional contract services associated with the development of BA058 Injection of $13,797,000 compared to $409,000 for the three months ended June 30, 2010. The increase was primarily the result of expenses incurred to initiate our Phase 3 study which began dosing patients in April 2011, including upfront payments to Nordic, manufacture of BA058 Injection clinical supplies and the purchase of Forteo for the study. Additionally, we incurred $1,789,000 more in contract services associated with the development of BA058 Microneedle Patch in relation to the manufacture of Phase 2 clinical supplies. Offsetting these increases, we spent $150,000 less on RAD140, and $363,000 less for professional contract services associated with the development of RAD1901 in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. We also had reductions in facilities and outside services expenses of approximately $133,000 for the three months ended June, 2011 compared to the three months ended June 30, 2010. This was attributable to the closure of our lab in September of 2010.

Our lead product candidate is BA058 and it represents the largest portion of our research and development expenses for our product candidates. BA058 is a novel synthetic peptide analog of hPTHrP being developed as a treatment for osteoporosis in both injection and transdermal routes of administration. BA058 Injection is currently in a Phase 3 study and BA058 Microneedle Patch is in a Phase 1b study. Our other clinical stage program is RAD1901, a selective estrogen receptor modulator, or SERM, which has completed an initial Phase 2 clinical study for the treatment of vasomotor symptoms (hot flashes) in women entering menopause. Our third product candidate, RAD140 is a selective androgen receptor modular, or SARM, is in pre-IND development.

The following table sets forth our research and development expenses related to BA058 injection, BA058 Microneedle Patch, RAD1901 and RAD140 for the three-month periods ended June 30, 2011 and 2010. We began tracking program expenses for BA058 Injection in 2005, and program expenses from inception to June 30, 2011 were approximately $43,078,000. We began tracking program expenses for BA058 Microneedle Patch in 2007, and program expenses from inception to June 30, 2011 were approximately $8,215,000. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to June 30, 2011were approximately $15,290,000. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to June 30, 2011 were approximately $5,164,000. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

	Three Months ended June 30,
	2011	2010
	(In thousands)
BA058 Injection	$13,797	$409
BA058 Microneedle Patch	2,184	395
RAD1901	—	363
RAD140	3	137

Please see below under the heading “Six Months Ended June 30, 2011 and 2010” for a discussion of the external research and development expenses associated with BA058 and risk factors related thereto.

General and administrative expenses:  For the three months ended June 30, 2011, general and administrative expense was $945,000 compared to $473,000 for the three months ended June 30, 2010, an increase of $472,000 and 100%. The increase is primarily the result of increased legal and accounting costs.

Interest Expense:  For the three months ended June 30, 2011 interest expense was $108,000 compared to $0 for the three months ended June 30, 2010. Interest expense reflects interest due on our Loan and Security Agreement with Oxford Finance Group and General Electric Capital Corporation that was effective on May 23, 2011.

Six months Ended June 30, 2011 and 2010

	Six months Ended June 30		Change
	2011	2010	$	%
	(In thousands)
Operating expenses:
Research and development	$20,689	$4,706	$15,983	340%
General and administrative	1,842	1,117	725	65%

Research and development expenses:  For the six months ended June 30, 2011, research and development expense was $ 20,689,000 compared to $4,706,000 for the three months ended June 30, 2010, an increase of $15,983,000 and 340%. For the six months ended June 30, 2011, we incurred professional contract services associated with the development of BA058 Injection of $16,774,000 compared to $661,000 for the six months ended June 30, 2010. The increase was primarily the result of expenses incurred to initiate our Phase 3 study which began dosing of patients in April 2011. Additionally, we incurred $1,901,000 more in contract services associated with the development of BA058 Microneedle Patch in relation to the manufacture of toxicology and Phase 2 clinical supplies. Offsetting these increases, we spent $264,000 less on RAD140, and $1,040,000 less for professional contract services associated with the development of RAD1901 in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. We also had reductions in facilities and outside services expenses of approximately $362,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This was attributable to the closure of our lab in September of 2010.

The following table sets forth our research and development expenses related to BA058 injection, BA058 Microneedle Patch, RAD1901 and RAD140 for the six-month periods ended June 30, 2011 and 2010. We began tracking program expenses for BA058 Injection in 2005, and program expenses from inception to June 30, 2011 were approximately $43,078,000. We began tracking program expenses for BA058 Microneedle Patch in 2007, and program expenses from inception to June 30, 2011were approximately $8,215,000. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to June 30, 2011were approximately $15,290,000. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to June 30, 2011were approximately $5,164,000. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

	Six Months ended June 30,
	2011	2010
	(In thousands)
BA058 Injection	$16,774	$661
BA058 Microneedle Patch	2,758	857
RAD1901	—	1,040
RAD140	23	287

The majority of our external costs are spent on BA058, as costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline. In April 2011, we began dosing of patients in a pivotal Phase 3 clinical study of BA058 Injection for the treatment of osteoporosis. In addition, in December 2010, we initiated a Phase 1b clinical study for BA058 Microneedle Patch. We expect that future development costs related to the BA058 Injection and BA058 Microneedle Patch programs will increase significantly through possible marketing approval in the United States in 2015 and 2017 and may exceed $160,000,000 and $50,000,000, respectively. The successful development of the BA058 Injection and BA058 Microneedle Patch is subject to numerous risks and uncertainties associated with developing drugs, including the variables listed below. A change in the outcome of any of these variables with respect to the development of any of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate.

BA058 Injection is our only product candidate in late stage development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop marketable drug products. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of BA058 Injection for many reasons, including:

•      we may not be able to demonstrate that BA058 is safe and effective as a treatment for osteoporosis to the satisfaction of the FDA;

•      the results of its clinical studies may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•      the FDA may disagree with the number, design, size, conduct or implementation of our clinical studies;

•      the clinical research organization, or CRO, that we retain to conduct clinical studies may take actions outside of our control that materially adversely impact our clinical studies or we could experience significant delays in enrollment in any of our clinical trials;

•      the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that BA058’s clinical and other benefits outweigh its safety risks;

•      the FDA may disagree with our interpretation of data from our preclinical studies and clinical studies or may require that we conduct additional studies;

•      the FDA may not accept data generated at its clinical study sites;

•      if our NDA is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical studies, limitations on approved labeling or distribution and use restrictions;

•      the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval;

•      the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers;

•      the FDA may change its approval policies or adopt new regulations.

As a result of these uncertainties, other than as discussed above, we are unable to determine the duration and costs to complete current or future clinical stages of our other product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as ongoing assessments of such product candidate’s commercial potential and our ability to fund such product development. The lengthy process of securing FDA approvals for new drugs requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals would materially adversely affect our product development efforts and our business overall.

General and administrative expenses:  For the six months ended June 30, 2011, general and administrative expense was $1,842,000 compared to $1,117,000 for the six months ended June 30, 2010, an increase of $725,000 and 65%. The increase is primarily the result of increased legal and accounting costs.

Interest Expense:  For the six months ended June 30, 2011 interest expense was $108,000 compared to $0 for the six months ended June 30, 2010.  Interest expense reflects interest due on our Loan and Security Agreement with Oxford Finance Group and General Electric Capital Corporation that was effective on May 23, 2011.

Liquidity and Capital Resources

From inception to June 30, 2011, we have incurred an accumulated deficit of $102,481,000, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities.

We have financed our operations since inception primarily through the private sale of preferred stock and drawing under a term loan facility as well as the receipt of $5,000,000 in fees associated with an option agreement. Total cash, cash equivalents and marketable securities as of June 30, 2011 were approximately $25,336,000.

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six months ended June 30,		Change
	2011	2010	$	%
	(In thousands)
Net cash provided by (used in):
Operating activities	$(19,625)	$(6,827)	$(12,798)	187%
Investing activities	7,948	11,342	(3,394)	(30)%
Financing activities	$26,431	—	$26,431	100%

Net increase in cash and cash equivalents	$14,754	$4,515	$10,239	227%

Cash Flows From Operating Activities

Cash provided by operating activities reflects net loss adjusted for certain non-cash items and changes in certain assets and liabilities. The increase of $12,798,000 in net cash used in operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily associated with an increase in net loss and net changes in working capital related to expenses incurred to initiate the Phase 3 clinical study for BA058 Injection. The changes in working capital included a $3,028,000 increase in prepaid expenses, a $541,000 decrease in accounts payable and a $1,507,000 increase in accrued expenses, all of which were attributable due to the timing of payments made in connection with our Phase 3 clinical study for BA058 Injection.

Cash Flows From Investing Activities

Cash used in investing activities consists of purchases and sales of investments and capital expenditures.  Net cash provided by investing activities decreased by $3,394,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease was primarily a result of a $3,406,000 decrease in cash proceeds from the sales and maturities of investments, net of purchases, in the three months ended June 30, 2011; offset by $12,000 less cash used for the purchase of equipment.

Cash Flows From Financing Activities

Cash used in financing activities consists primarily of cash transactions related to debt and equity. Cash flows from financing activities for the six months ended June 30, 2011 included $20,452,000 of proceeds, net of issuance costs, from the first closing of the Series A-1 and Series A-5 financings, $5,883,000 of proceeds, net of issuance costs, from the Loan and Security Agreement with Oxford Finance Group and General Electric Capital Corporation, and $152,000 of net proceeds from stock option exercises.

There were no significant cash flows from financing activities for the six months ended June 30, 2010.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2011, a significant portion of our financing has been through private placements of Preferred Stock as well as drawings under a term loan facility. We will seek to continue to fund operations from cash on hand and through additional equity and/or debt financing. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our existing resources, which include the $21,428,000 of proceeds from the first closing of the Series A-1 Financing on May 17, 2011 and an irrevocable legally binding commitment effective May 11, 2011, for additional proceeds of $42,857,000 from the issuance of Series A-1 in two additional closings which are expected to take place during the remainder of 2011, as well as a term loan of an aggregate principal amount of up to $25,000,000, $6,250,000 of which was drawn on May 23, 2011 and is repayable over a term of 42 months, we believe that we have sufficient capital to fund our operations into the second quarter of 2012, but will need additional financing thereafter until we can achieve profitability, if ever.

Financings

On May 11, 2011 accredited investors in a Series A-1 convertible preferred stock financing entered into an irrevocable legally binding commitment to purchase $64,285,000 million of Series A-1 Preferred Stock in three closings. The first closing of the Series A-1 Financing occurred on May 17, 2011 and we received gross proceeds of approximately $21,428,000 through the sale of 2,631,845 shares of Series A-1 Convertible Preferred Stock. Those shares were exchanged in the Merger for an aggregate of 263,177 shares of Series A-1. Shares of Series A-1 are convertible, in whole or in part, at the option of the holder at any time into shares of our Common Stock initially on a one-for-ten basis at an initial conversion price of $81.42 per share.

The Series A-1 Financing provides for additional Stage II and Stage III closings upon notice by us to the same accredited investors for an additional 526,358 shares of Series A-1 in consideration of gross proceeds of an additional $42,857,000. We expect to complete the Stage II and Stage III closings in 2011. Concurrently with the Stage I Closing of the Series A-1 Financing, we issued 64,430 shares of Series A-5 Convertible Preferred Stock to Nordic for gross proceeds of approximately $525,000. These shares were exchanged in the Merger for an aggregate of 6,443 shares of Series A-5.

On May 23, 2011, we entered into a Loan and Security Agreement with General Electric Capital Corporation (“GECC”) as agent and a lender, and Oxford Finance LLC (“Oxford” and together with GECC, the “Lender”) as a lender, pursuant to which the Lender agreed to make available to the Company $25,000,000 in the aggregate over three term loans. The initial term loan was made on May 23, 2011 in an aggregate principal amount equal to $6,250,000 (“Term Loan A”) and is repayable over a term of 42 months, including a six month interest only period. Term Loan A bears interest at 10%.  Pursuant to the Agreement, we may request two (2) additional term loans, the first, which must be funded not later than November 23, 2011, in an aggregate principal amount equal to $6,250,000 (“Term Loan B”) and the second, which must be funded not later than May 23, 2012, in an aggregate principal amount equal to $12,500,000 (“Term Loan C”).  In the event Term Loan B is not funded on or before November 23, 2011, the Lender’s commitment to make Term Loan B shall be terminated and the total commitment shall be reduced by $6,250,000.  In the event Term Loan C is not funded on or before May 23, 2012, the Lender’s commitment to make Term Loan C shall be terminated and the total commitment shall be further reduced by $12,500,000.

Research and Development Agreements:

We entered into a Letter of Intent with Nordic on September 3, 2010, pursuant to which we funded preparatory work by Nordic in respect of a Phase 3 clinical study of BA058 Injection. The Letter of Intent was extended on December 15, 2010 and on January 31, 2011.  On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the “Work Statement”) under such Clinical Trial Services Agreement and a related Stock Issuance Agreement, as amended. Pursuant to the Work Statement, Nordic is managing the Phase 3 clinical study (“Clinical Study”) of BA058 Injection and Nordic will be compensated for such services in a combination of cash and shares of Series A-6 convertible preferred stock.

Pursuant to the Work Statement, we are required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. Dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement provides for a total of 33,867,000 of euro-denominated payments and 4,856,000 of U.S. Dollar-denominated payments over the course of the Clinical Study.

Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €371,864 of Series A-5 at $8.142 per share. 64,430 shares of Series A-5 Preferred Stock were issued to Nordic on May 17, 2011, which generated proceeds of $525,000 to the Company.  These shares were exchanged in the Merger for an aggregate of 6,443 shares of Series A-5 convertible preferred stock.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6 convertible preferred stock, having an aggregate value of up to €36,814,531 (the “Series A-5 Accruing Dividend”). This right to receive the Series A-5 Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of Series A-5 preferred stock or in the event the shares of Series A-5 Preferred Stock are converted into common stock in accordance with the Company’s amended Articles of Incorporation. As of June 30, 2011, 57,987 shares of Series A-6 preferred stock are due to Nordic.

The Company recorded $10,606,000 and $11,356,000 in the three- and six-month periods ended June 30, 2011 reflecting costs incurred for preparatory and other start-up costs to initiate the Clinical Study in April 2011. The Company recorded an additional $453,000 of research and development expense in the six-month period ended June 30, 2011 for per-patient costs incurred for patients that had enrolled in the Clinical Study as of June 30, 2011.  As of June 30, 2011, in addition to the $3,421,000 liability that is reflected in Other Liabilities on the Balance Sheet that will be settled in shares of Series A-6 Preferred Stock, as noted above, the Company has a liability to Nordic of approximately $1,594,000 that is included in accrued expenses on the Balance Sheet.

The Company is also responsible for certain pass through costs in connection with the Clinical Study.  The Company recognized research and development expense of $1,753,000 and $2,361,000 for pass through costs in the three- and six-month periods ended June 30, 2011.

License Agreement Obligations

BA058

In September, 2005, we exclusively licensed the worldwide rights (except Japan) to BA058 and analogs from Ipsen. Of particular relevance, Radius licensed US Patent No. 5,969,095, effective filing date (3/29/1996) entitled “Analogs of Parathyroid Hormone” that claims BA058 and US Patent No. 6,544,949, effective filing date (3/29/1996) entitled “Analogs of Parathyroid Hormone” that claims methods of treating osteoporosis using BA058 and pharmaceutical compositions comprising BA058, and the corresponding foreign patents and continuing patent applications. In addition, Radius has rights to joint Ipsen/Radius intellectual property related to BA058 including rights to the joint Radius/Ipsen derived intellectual property contained in US7803770, effective filing date (10/3/2007) and related patent applications both in the United States and worldwide (excluding Japan) that cover the method of treating osteoporosis using the phase 3 clinical dosage strength and form. In consideration for the rights to BA058 and in recognition of certain milestones having been met to date, Radius has paid to Ipsen an aggregate amount of $1,000,000 US dollars. The license agreement further requires Radius to make payments upon the achievement of certain future clinical and regulatory milestones. Should BA058 become commercialized, Radius will be obligated to pay to Ipsen an annual royalty based on net sales of the product. In the event that Radius sublicenses BA058 to a third party, Radius is obligated to pay royalties to Ipsen based on a fixed rate of fees or royalties received from the sublicense. Effective May, 11, 2011, Ipsen agreed to accept shares of Series A-1 Preferred Stock in lieu of a cash milestone payment. We issued 173,263 shares of Series A-1 Preferred Stock to Ipsen on May 17, 2011 to settle the liability. These shares were exchanged in the Merger for an aggregate of 17,326 shares of Series A-1 convertible preferred stock. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Net Operating Loss Carryforwards

As of December 31, 2010, we had federal and state net operating loss carryforwards of approximately $85,000,000 and $75,000,000, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2024 and 2016 for federal and state purposes, respectively.

Under Section 382 of the Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. The closing of this offering, together with private placements and other transactions that have occurred since our inception, may trigger an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of this offering, prior private placements, sales of common stock by our existing stockholders or additional sales of common stock by us after this offering, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.

Internal Control Over Financial Reporting

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

New Accounting Standards

Refer to Note 3, Recently Adopted Accounting Standards, in “Notes to Condensed Financial Statements,” for a discussion of new accounting standards.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our primary exposure to market risk is foreign currency exposure. A substantial portion of our BA058 development costs are denominated in euro and an immediate 10 percent adverse change in the dollar/euro exchange rate will result in increased costs and would have a material adverse impact on our financial statements and require us to raise additional capital to complete the development of our products. We do not hedge our foreign currency exchange rate risk.

The amounts outstanding under Term Loan A from GECC and Oxford are fixed at an annual interest rate of 10%. The Loan and Security Agreement entered into with GECC and Oxford in May of 2011 allows for additional borrowings in the form of two additional term loans. In the event, we enter into the additional term loans, the interest rate will be the greater of (i) 10% or (ii) ii) the sum of (a) the three year Treasury Rate as published the Board of Governors of the Federal Reserve System in Federal Reserve Statistical Release H.15 entitled “Selected Interest Rates”, plus (b) 9.19%.  In the event we make additional borrowings under the Loan and Security Agreement, changes in the three year Treasury Rate may increase the interest rates we would pay on such term loans and increase our cost of capital which may have a significant impact to our financial condition.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a—15(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s principal executive officer and principal financial officer, respectively, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II—  OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to our Securities

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never be consistently profitable.  We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of June 30, 2011, we had an accumulated deficit of $102.5 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of BA058 Injection and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

Our drug candidates are in varying stages of preclinical and clinical development and may never be approved for sale or generate any revenue. We will not be able to generate product revenue unless and until one of our drug candidates successfully completes clinical trials and receives regulatory approval. Since even our most advanced drug candidate requires substantial additional clinical development, we do not expect to receive revenue from our drug candidates for several years, if at all. Even if we eventually generate revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

There is not now and never has been any market for our securities and an active market may never develop. You may therefore be unable to re-sell shares of our securities at times and prices that you believe are appropriate. There is no market - active or otherwise - for our Common Stock or our Preferred Stock and neither is eligible for listing or quotation on any securities exchange, automated quotation system (e.g., NASDAQ) or any other over-the-counter market, such as the OTC Bulletin Board® (the “OTCBB”) or the Pink Sheets® (the “Pink Sheets”). Even if we are successful in obtaining approval to have our Common stock quoted on the OTCBB, it is unlikely that an active market for our Common Stock will develop any time soon thereafter. Accordingly, our Common Stock is highly illiquid. Because of this illiquidity, you will likely experience difficulty in re-selling such shares at times and prices that you may desire.

There is no assurance that our Common Stock will be listed on NASDAQ or any other securities exchange. We plan to seek listing of our Common Stock on NASDAQ or another national securities exchange or listed for quotation on the OTCBB, as soon as practicable. However, there is no assurance we will be able to meet the initial listing standards of either of those or any other stock exchange or automated quotation systems, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange or automated quotation system. We anticipate seeking a listing of our Common stock on the OTCBB, the Pink Sheets or another over-the-counter quotation system, before our Common Stock is listed on the NASDAQ or a national securities exchange. An investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock while our Common Stock is listed on the OTCBB. If our Common Stock is listed on the OTCBB, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further limit its liquidity. This would also make it more difficult for us to raise additional capital.

Shares of our Capital Stock issued in the Merger are not freely tradable under Securities Laws which will limit stockholders’ ability to sell such shares of our Capital Stock.  Shares of our Preferred Stock and our Common Stock issued as consideration in the Merger pursuant the Merger Agreement are deemed “Restricted Securities” under the federal securities laws, and consequently such shares may not be resold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or without an exemption from the Securities Act.  Further, Rule 144 covering resales of unregistered securities and promulgated under the Securities Act will not be available for resale of our capital stock unless or until one year following the date on which we file the information required by Form 10 as to the performance of our business. In addition, all shares of our Preferred Stock issued in the Merger will be subject to a lock-up provision set forth in the applicable stockholders’ agreement. Each certificate evidencing shares of our capital stock to be issued pursuant to the Merger Agreement will bear a restrictive legend as to the nature of the restrictions on the transfer of such shares.

Because we became an operating company by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.  Additional risks may exist as a result of our becoming a public reporting operating company through a “reverse merger.” Security analysts of major brokerage firms may not provide coverage of our capital stock or business. Because we became a public reporting operating company through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to provide analyst coverage of our capital stock or business in the future.

The resale of shares covered by a registration statement could adversely affect the market price of our Common Stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital. The sale, or availability for sale, of our Common Stock in the public market pursuant to a registration statement may adversely affect the prevailing market price of our Common Stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. Once effective, a registration statement will register the resale of a significant number of shares of our Common Stock.  The resale of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there will be a large number of shares registered pursuant to a registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time and continued negative pressure on the market price of our Common Stock could have a material adverse effect on our ability to raise additional equity capital.

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive. As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately held.

For so long as shares of our Preferred Stock remain outstanding, if we are sold in a transaction yielding less than the liquidation preference payable in the aggregate to holders of outstanding Preferred Stock, holders of our Common Stock may not receive any proceeds from such transaction and may lose their investment entirely.  As of August 9, 2011, we have 592,581 shares of Common Stock; 413,254 shares of Series A-1; 983,208 shares of Series A-2; 142,227 shares of Series A-3 3,998 shares of Series A-4; 6,443 shares of Series A-5 and assumed warrants to acquire 818 shares of Series A-1.  As more fully described herein and in our Certificate of Incorporation, shares of our Preferred Stock outstanding at the time of a sale or liquidation of the Company will have a right to receive proceeds, if any, from any such transactions, before any payments are made to holders of our Common Stock. In the event that there are not enough proceeds to satisfy the entire liquidation preference of our Preferred Stock, holders of our Common Stock will receive nothing in respect of their equity holdings in the Company.

Risks Related to our Business

We currently have no product revenues and will need to raise additional capital to operate our business. To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for its product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are BA058, RAD1901, and RAD140, and none of these products is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, licensing fees and grants and potentially, future offerings of our Common Stock or Preferred Stock. Currently, we believe that our cash balance as of June 30, 2011, which includes the $20.4 million in net proceeds received on May 17, 2011 from the first closing of the Series A-1 Financing, plus the proceeds of the two subsequent closings of the Series A-1 Financing which are available to us with no closing or other conditions, are sufficient to fund our operations into the second quarter of 2012. However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional candidates and changes in regulation.

We will need to seek additional sources of financing, which may not be available on favorable terms, if at all.  Notwithstanding the expected completion of the subsequent two closings of the Series A-1 Financing, if we do not succeed in timely raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders.

We are not currently profitable and may never become profitable. We have a history of net losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. For the years ended December 31, 2010 and 2009, we had a net loss of $14.6 million and $15.1 million, respectively. As of June 30, 2011 we had an accumulated deficit of approximately $102.5 million from the operations of the Former Operating Company. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•                  continue to undertake pre-clinical development and clinical trials for product candidates;

•                  seek regulatory approvals for product candidates;

•                  implement additional internal systems and infrastructure; and

•                  hire additional personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

We have a limited operating history upon which to base an investment decision. We are a development-stage company and have not demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•                  continuing to undertake pre-clinical development and clinical trials;

•                  participating in regulatory approval processes;

•                  formulating and manufacturing products; and

•                  conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing its proprietary technology and undertaking pre-clinical and clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing further in our securities.

We are heavily dependent on the success of the BA058 Injection, which is still under clinical development. We cannot be certain that BA058 Injection will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. BA058 Injection is our only product candidate in late stage development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market BA058 Injection in the United States until it receives approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until it receives the requisite approval from such countries. In addition, the approval of BA058 Microneedle Patch as a follow-on product is dependent on an earlier approval of BA058 Injection. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of BA058 Injection for many reasons, including:

•                  we may not be able to demonstrate that BA058 is safe and effective as a treatment for osteoporosis to the satisfaction of the FDA;

•                  the results of its clinical studies may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•                  the FDA may disagree with the number, design, size, conduct or implementation of our clinical studies;

•                  the clinical research organization, or CRO, that we retain to conduct clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

•                  the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that BA058’s clinical and other benefits outweigh its safety risks;

•                  the FDA may disagree with our interpretation of data from our preclinical studies and clinical studies or may require that we conduct additional studies;

•                  the FDA may not accept data generated at its clinical study sites;

•                  if our NDA is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical studies, limitations on approved labeling or distribution and use restrictions;

•                  the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval;

•                  the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or

•                  the FDA may change its approval policies or adopt new regulations.

Before we submit an NDA to the FDA for BA058 as a treatment for osteoporosis, we must initiate and complete our pivotal Phase 3 study, a thorough QT study, a renal safety study, an osteosarcoma study in rats, and bone quality studies in rats and monkey. We have not commenced all of these required studies and the results of these studies will have an important bearing on the approval of BA058. In addition to fracture and BMD, our pivotal Phase 3 study will measure a number of other potential safety indicators, including anti-BA058 antibodies which will have an important bearing on the approval of BA058. In addition, the results from the rat carcinogenicity study, which includes hPTH(1-34), as a comparator, may show that BA058 dosing results in more osteosarcomas than PTH which may have a material adverse bearing on approval of BA058.

If we do not obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate, we will not be able to sell our product candidates. We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates (BA058, RAD1901, and RAD140), or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review. Delays in obtaining regulatory approvals may:

•                  delay commercialization of, and our ability to derive product revenues from, our product candidate;

•                  impose costly procedures on us; and

•                  diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We may never obtain regulatory clearance for any of our product candidates (BA058, RAD1901, and RAD140). Failure to obtain FDA approval of any of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenues, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our product candidates for sale outside the United States.

Most of our product candidates are in early stages of clinical trials. Except for BA058, each of our other product candidates (RAD1901 and RAD140), are in early stages of development and requires extensive pre-clinical and clinical testing. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA will be accepted.

Clinical trials are very expensive, time-consuming and difficult to design and implement. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. A substantial portion of our BA058 development costs are denominated in euro and any adverse movement in the dollar/euro exchange rate will result in increased costs and require us to raise additional capital to complete the development of our products. The clinical trial process is also time consuming. We estimate that clinical trials of BA058 Injection will take at least three years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•                  unforeseen safety issues;

•                  determination of dosing issues;

•                  lack of effectiveness during clinical trials;

•                  slower than expected rates of patient recruitment;

•                  inability to monitor patients adequately during or after treatment; and

•                  inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our Investigational New Drug, or IND, submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

The results of our clinical trials may not support its product candidate claims. Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. Our Phase 3 study of BA058 Injection for fracture prevention may not replicate the positive efficacy results for BMD from our Phase 2 study. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials to date involve a small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

Physicians and patients may not accept and use our drugs. Even if the FDA approves one or more of our product candidates, physicians and patients may not accept and use it. Acceptance and use of our product will depend upon a number of factors including:

•                  perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug;

•                  cost-effectiveness of our product relative to competing products;

•                  availability of reimbursement for our product from government or other healthcare payers; and

•                  effectiveness of marketing and distribution efforts by us and its licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of its product revenues for the foreseeable future, the failure of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

Our drug-development program depends upon third-party researcher, investigators and collaborators who are outside our control. We depend upon independent researchers, investigators and collaborators, such as Nordic, to conduct our pre-clinical and clinical trials under agreements with us. These third parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist competitors at our expense, our competitive position would be harmed.

We will rely exclusively on third parties to formulate and manufacture our product candidate. We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We have entered into agreements with contract manufacturers to manufacture BA058 Injection for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of BA058. We currently do not have sufficient clinical supplies of BA058 to complete the planned Phase 3 study for BA058 Injection but believe that our contract manufacturers will be able to produce sufficient supply of BA058 to complete all of the planned BA058 clinical studies. However, if our contract manufacturers are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our clinical studies, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies for BA058. Any modification of our finished product or modification or termination of our Phase 3 clinical study could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business and impair our ability to raise capital.

We depend on a number of single source contract manufacturers to supply key components of BA058. For instance, we depend on Lonza Group Ltd. (“Lonza”), which produces supplies of bulk drug product of BA058 to support the BA058 Injection and BA058 Microneedle Patch clinical studies and potential commercial launch. We also depend on VETTER Pharma Fertigung GmbH & Co (“Vetter”) and 3M for the production of finished supplies of BA058 Injection and BA058 Microneedle Patch, respectively. Because of our dependence on Vetter for the “fill and finish” part of the manufacturing process for BA058 Injection, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of BA058 to meet the needs of our clinical studies or be able to scale to commercial production of BA058. Because the manufacturing process for BA058 Microneedle Patch requires the use of 3M’s proprietary technology, 3M is our sole source for finished supplies of BA058 Microneedle Patch.

While we are currently in discussions, to date, we have not entered into a long-term agreement with Lonza, Vetter or 3M, who each currently produces BA058 product on a purchase order basis for us. Accordingly, Lonza, Vetter and 3M could terminate our relationship at any time and for any reason. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce BA058 in required quantities, on a timely basis or at all, our business and financial condition would be materially harmed. If any of our current product candidates or any product candidates we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture its drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•                  We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•                  Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•                  Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute its products.

•                  Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We does not have control over third-party manufacturers’ compliance with these regulations and standards.

•                  If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

We have no experience selling, marketing or distributing products and no internal capability to do so. We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our products in the United States or overseas.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer. The market for our product candidates is characterized by intense competition and rapid technological advances. If any of our product candidates receives FDA approval, it will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. If we fail to develop BA058 Microneedle Patch, our commercial opportunity for BA058 will be limited. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have oncology compounds already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we does, as well as significantly greater experience in:

•                  developing drugs;

•                  undertaking pre-clinical testing and human clinical trials;

•                  obtaining FDA and other regulatory approvals of drugs;

•                  formulating and manufacturing drugs; and

•                  launching, marketing and selling drugs.

Developments by competitors may render our products or technologies obsolete or non-competitive. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Some of the drugs that we are attempting to develop, such as BA058, RAD1901 and RAD140 will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we is targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations, and therefore, we may not be able to hire or retain qualified personnel to run all facets of our business.

If our efforts to protect our intellectual property related to BA058, RAD1901 and/or RAD140 fail to adequately protect these assets, we may suffer the loss of the ability to license or successfully commercialize one or more of these candidates. Our commercial success is significantly dependent on intellectual property related to that product portfolio. We are either the licensee or assignee of numerous issued and pending patent applications that cover various aspects of our assets including BA058, RAD1901 and RAD140.

Patents covering BA058 as a composition of matter have been issued in the United States (US patent No. 5,969,095), Europe and several additional countries.  Because the BA058 composition of matter case was filed in 1996, it is expected to have a normal expiry of approximately 2016 in the United States (this date does not include the possibility of Hatch-Waxman extension) and additional countries where it has issued.  Because of this, it is possible that the data exclusivity provisions as applied to new molecular entities may run longer than the issued composition of matter patents.

We and Ipsen Pharma SAS are also coassignees to US patent No. 7,803,770 that we believe provides exclusivity until 2027 in the United States (absent any extensions) for the method of treating osteoporosis with the intended therapeutic dose. Because patents are both highly technical and legal documents that are frequently subject to intense litigation pressure, there is risk that one or more of the issued patents that are believed to cover BA058 when marketed will be found to be invalid, unenforceable and/or not infringed.  In the absence of product exclusivity in the market, there is a high likelihood of multiple competitors selling the same product with a corresponding drop in pricing power and/or sales volume.

Currently, additional intellectual property covering the BA058 Microneedle Patch is the subject of a US provisional patent application with a priority date of 2011 and any issued claims resulting from this application will expire no earlier than 2031.  However, pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view claimed inventions are not always predictable.  Additional intellectual property covering the BA058 Microneedle Patch technology exists in the form of proprietary information contained by trade secrets.  These can be accidentally disclosed to, independently derived by or misappropriated by competitors, possibly reducing or eliminating the exclusivity advantages of this form of intellectual property, thereby allowing those competitors more rapid entry into the market place with a competitive product thus reducing our marketing advantage of the BA058 Microneedle Patch.  In addition, trade secrets may in some instances become publicly available required disclosures in regulatory files.  Alternatively, competitors may sometimes reverse engineer a product once it becomes available on the market.  Even where a competitor does not use an identical technology for the delivery of BA058, it is possible that they could achieve an equivalent or even superior result using another technology.  Such occurrences could lead to either one or more alternative competitor products available on the market and/or one or more generic competitor products on the market with a corresponding decrease in market share and/or price for the BA058 Microneedle Patch.

Patents covering RAD1901 as a composition of matter have been issued in the United States, Australia and is pending in Europe and several additional countries.  The RAD1901 composition of matter patent in the United States expires in 2025 (not including any Hatch-Waxman extension).  Additional patent applications relating to methods of treating vasomotor symptoms, clinical dosage strengths and combination treatment modalities all covering RAD1901 have been filed.  Since patents are both highly technical and legal documents that are frequently subject to intense litigation pressure, there is risk that one or more of the issued patents that are believed to cover RAD1901 when marketed will be found to be invalid, unenforceable and/or not infringed when subject to said litigation.  In the absence of product exclusivity in the market, there is a high likelihood of multiple competitors selling the same product with a corresponding drop in pricing power and/or sales volume.  Pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of any claimed invention before that patent office are not always predictable.  As a result, we Health could encounter challenges or difficulties in building, maintaining and/or defending its intellectual property rights protecting and defending our intellectual property both in the United States and abroad.

Patent applications covering RAD140 and other SARM compounds that are part of the SARM portfolio have been filed in the United States and elsewhere.  Since the RAD140 composition of matter case was effectively filed in 2009, if issued, it is expected to have a normal expiry of approximately 2029 in the United States (this does not include the possibility of USPTO patent term adjustment or Hatch-Waxman extension) and additional countries if/when it issues.  Since patents are both highly technical and legal documents that are frequently subject to intense litigation pressure, there is risk that even if one or more RAD140 patents does issue and is asserted that the patent(s) will be found invalid, unenforceable and/or not infringed when subject to said litigation.  Finally, the intellectual property laws and practices can vary considerably from one country to another and also can change with time.  As a result, we Health could encounter challenges or difficulties in building, maintaining and/or defending its intellectual property rights protecting and defending our intellectual property both in the United States and abroad.

Payments, fees, submissions and various additional requirements must be met in order for pending patent applications to advance in prosecution and issued patents to be maintained.  Rigorous compliance with these requirements is essential to procurement and maintenance of patents integral to the product portfolio. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will come due for payment periodically throughout the lifecycle of patent applications and issued patents.  In order to help ensure that we comply with any required fee payment, documentary and/or procedural requirements as they might relate to any patents for which we is an assignee or co-assignee, we employ competent legal help and related professionals as needed to comply with those requirements. Our outside patent counsel uses Computer Packages, Inc. for patent annuity payments.  Failure to meet a required fee payment, document production of procedural requirement can result in the abandonment of a pending patent application or the lapse of an issued patent.  In some instances the defect can be cured through late compliance but there are situations where the failure to meet the required event cannot be cured.  Such an occurrence could compromise the intellectual property protection around a preclinical or clinical candidate and possibly weaken or eliminate our ability to protect our eventual market share for that product.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation. If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

•                  obtain licenses, which may not be available on commercially reasonable terms, if at all;

•                  abandon an infringing drug candidate;

•                  redesign its products or processes to avoid infringement;

•                  stop using the subject matter claimed in the patents held by others;

•                  pay damages; or

•                  defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of its financial and management resources.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement. Our ability to commercialize its drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

•                  government and health administration authorities;

•                  private health maintenance organizations and health insurers; and

•                  other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover such drug. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our products, once approved, market acceptance of such product could be reduced.

We may not successfully manage our growth. Our success will depend upon the expansion of our operations and the effective management of its growth, which will place a significant strain on our management and on administrative, operational and financial resources. To manage this growth, we may be required to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage this growth effectively, our business would be harmed.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals. Our research and development activities may involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect its business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect its business, financial condition and results of operations.

We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace. We are highly dependent on its principal scientific, regulatory and medical advisors. We do not have “key person” life policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed. We will need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits. The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend our self against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q that are forward-looking in nature are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “project, “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may,” or similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified under the heading “Risk Factors” in this Form 10-Q, among others, may impact forward-looking statements contained in this Form 10-Q.

Item 2.	Unregistered Sales Of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011-April 30, 2011	0		N/A	N/A	N/A
May 1, 2011-May 30, 2011	5,000,000	(1)	$.01	0	N/A
June 1, 2011-June 30, 2011	0		N/A	N/A	N/A
Total	5,000,000		$.01	0	N/A

(1) Contemporaneously with the closing of the Merger, pursuant to the terms of a Redemption Agreement dated March 25, 2011 by and among the Company and its then-current stockholders, the Company completed the repurchase of 5,000,000 shares of Common Stock from its former stockholders in consideration of an aggregate of $50,000. The 5,000,000 shares constituted all of the issued and outstanding shares of the Company’s capital stock, on a fully-diluted basis, immediately prior to the Merger.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

On May 16, 2011, the Former Operating Company amended and restated that certain Stock Issuance Agreement, dated March 29, 2011, by and between the Company and Nordic (the “Original Agreement”) to reflect additional detail not available at the time the Original Agreement was executed concerning the Series A-1 Financing and the capitalization of the Former Operating Company immediately before the initial closing of the Series A-1 Financing.  The amended and restated agreement filed herewith as Exhibit 10.5 supersedes the Original Agreement.  No other material terms of the Original Agreement were amended or restated.

Item 6.	Exhibits.

The following is an index of the exhibits included in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 25, 2011(1)

3.1	Certificate of Designations of the Company, filed with the Secretary of State of Delaware on May 17, 2011(3)

3.2	Certificate of Merger, filed with the Secretary of State of Delaware on May 17, 2011, by and between Radius Health, Inc. and RHI Merger Corp. (3)

3.3	Certificate of Ownership relating to the merger of Radius Health, Inc. with and into MPM Acquisition Corp. (3)

3.4	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 4, 2008(2)

3.5	By-Laws(2)

4.1	Amended and Restated Stockholders’ Agreement, dated May 17, 2011, by and among the Company, as successor to Radius Health, Inc., and the Stockholders listed therein(3)

10.1*	License Agreement Amendment No. 2, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS (3)

10.2*	Series A-1 Convertible Preferred Stock Issuance Agreement, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS (3)

10.3	Series A-1 Purchase Agreement, dated April 25, 2011, by and among the Company, as successor to Radius Health, Inc., and the Investors listed therein(3)

10.4	Amendment No. 1 to Series A-1 Convertible Preferred Stock Purchase Agreement, dated May 11, 2011(5)

10.5*	Amended and Restated Stock Issuance Agreement, dated as of May 16, 2011, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S

10.6	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Ansbert K. Gadicke(3)

10.7	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and C. Richard Edmund Lyttle(3)

10.8	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Martin Muenchbach(3)

10.9	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Jonathan Fleming(3)

10.10	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Kurt Graves(3)

10.11	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Elizabeth Stoner(3)

10.12	Amended and Restated Warrant to Purchase Common Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and SVB Financial Group(3)

10.13**	Warrant to Purchase Series A-1 Convertible Preferred Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Leerink Swann LLC(3)

10.14	Redemption Agreement, by and between MPM Acquisition Corp. and MPM Asset Management LLC, dated April 25, 2011(1)

10.15	Loan and Security Agreement, dated May 23, 2011, with General Electric Capital Corporation as agent and a lender, and Oxford Finance LLC as a lender(4)

10.16	Promissory Note, dated May 23, 2011, issued by the Company to General Electric Capital Corporation in the principal amount of $12,500,000(4)

10.17	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $3,125,000(4)

10.18	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $9,375,000(4)

10.19	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to GE Capital Equity Investments(4)

10.20	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to Oxford Finance LLC(4)

10.21	Lease by and between Broadway Hampshire Associates Limited Partnership and Radius Health, Inc. 201 Broadway Cambridge, Massachusetts, dated July 15, 2011(6)

31.1

Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended June 30, 2011

31.2

Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended June 30, 2011

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***

The following materials from Radius Health, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extenisble Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statement of Operations, (iii) the Condensed Statements of Cash Flows and (iv) the Notes to Unaudited Financial Statements

*Confidential Treatment Requested by the Registrant.  Redacted Portion Filed Separately with the Commission.

**Share numbers and per share prices are presented pre-Reverse Split completed by Radius Health, Inc. on May 17, 2011.

***The Company will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission.

(1)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 29, 2011.

(2)           Incorporated by reference to the Company’s Registration Statement on Form 10 Filed on April 16, 2008.

(3)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2011.

(4)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2011.

(5)           Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 23, 2011.

(6)           Incorporated by reference to the Company’s Current Report on Form 8-K filed August 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

By	/s/ C. Richard Lyttle
C. Richard Lyttle President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011

RADIUS HEALTH, INC.

By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 12, 2011