Form 10-Q/A
period 2011-06-30
Radius Health, Inc.
filed 2011-09-09
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-53173

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of August 9, 2011: 592,581 shares.

EXPLANATION OF AMENDMENT

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities Exchange Commission on August 12, 2011, is to (a) furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T which furnishes the following financial and related information from Radius Health, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statement of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Financial Statements; (b) to provide the correct incorporation by reference to the Company’s By-laws, as amended, filed as Exhibit 3.5 hereto and (c) to correct an error in the par value of the Common Stock outstanding as of August 9, 2011.  The error in the par value appeared in the last paragraph of the cover page of the Form 10-Q. The correct par value of the Radius Health, Inc.’s Common Stock that was outstanding as of August 9, 2011 is $0.0001.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files attached as exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. Exhibits

SIGNATURES

EX-31.1

EX-31.2

EX-32.1

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Item 6.	Exhibits.

The following is an index of the exhibits included in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 25, 2011 (1)

3.1	Certificate of Designations of the Company, filed with the Secretary of State of Delaware on May 17, 2011 (1)

3.2	Certificate of Merger, filed with the Secretary of State of Delaware on May 17, 2011, by and between Radius Health, Inc. and RHI Merger Corp. (1)

3.3	Certificate of Ownership relating to the merger of Radius Health, Inc. with and into MPM Acquisition Corp. (1)

3.4	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 4, 2008 (1)

3.5	By-Laws, as amended (3)

4.1	Amended and Restated Stockholders’ Agreement, dated May 17, 2011, by and among the Company, as successor to Radius Health, Inc., and the Stockholders listed therein (1)

10.1*	License Agreement Amendment No. 2, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS (1)

10.2*	Series A-1 Convertible Preferred Stock Issuance Agreement, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS (1)

10.3	Series A-1 Purchase Agreement, dated April 25, 2011, by and among the Company, as successor to Radius Health, Inc., and the Investors listed therein (1)

10.4	Amendment No. 1 to Series A-1 Convertible Preferred Stock Purchase Agreement, dated May 11, 2011 (1)

10.5*	Amended and Restated Stock Issuance Agreement, dated as of May 16, 2011, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S (1)

10.6	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Ansbert K. Gadicke (1)

10.7	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and C. Richard Edmund Lyttle (1)

10.8	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Martin Muenchbach (1)

10.9	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Jonathan Fleming (1)

10.10	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Kurt Graves (1)

10.11	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and

Elizabeth Stoner (1)

10.12	Amended and Restated Warrant to Purchase Common Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and SVB Financial Group (1)

10.13**	Warrant to Purchase Series A-1 Convertible Preferred Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Leerink Swann LLC (1)

10.14	Redemption Agreement, by and between MPM Acquisition Corp. and MPM Asset Management LLC, dated April 25, 2011(1)

10.15	Loan and Security Agreement, dated May 23, 2011, with General Electric Capital Corporation as agent and a lender, and Oxford Finance LLC as a lender (1)

10.16	Promissory Note, dated May 23, 2011, issued by the Company to General Electric Capital Corporation in the principal amount of $12,500,000 (1)

10.17	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $3,125,000 (1)

10.18	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $9,375,000 (1)

10.19	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to GE Capital Equity Investments (1)

10.20	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to Oxford Finance LLC (1)

10.21	Lease by and between Broadway Hampshire Associates Limited Partnership and Radius Health, Inc. 201 Broadway Cambridge, Massachusetts, dated July 15, 2011 (1)

31.1

Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended June 30, 2011 (2)

31.2

Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended June 30, 2011 (2)

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

*Confidential Treatment Requested by the Registrant.  Redacted Portion Filed Separately with the Commission.

**Share numbers and per share prices are presented pre-Reverse Split completed by Radius Health, Inc. on May 17, 2011.

(1) Previously filed or incorporated by reference into the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (filed on August 12, 2011).

(2) Furnished with this Form 10-Q/A.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ C. Richard Lyttle
Date: September 9, 2011		C. Richard Lyttle

President and Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2011	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey

Chief Financial Officer (Principal Financial Officer)