Form 10-Q/A
period 2011-06-30
Radius Health, Inc.
filed 2011-09-30
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATION OF AMENDMENT

The purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities Exchange Commission on August 12, 2011, and amended by Amendment No.1 thereto, filed on September 9, 2011 (as amended, the “Form 10-Q”), is to furnish Exhibit 10.5 to the Form 10-Q which has been revised to include the Attachment A thereto.  No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q. This Amendment No. 2 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.

ITEM 6. Exhibits

SIGNATURES

EX-10.5

EX-31.1

EX-31.2

EX-32.1

Item 6.          Exhibits.

The following is an index of the exhibits included in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 25, 2011 (1)

3.1	Certificate of Designations of the Company, filed with the Secretary of State of Delaware on May 17, 2011 (1)

3.2	Certificate of Merger, filed with the Secretary of State of Delaware on May 17, 2011, by and between Radius Health, Inc. and RHI Merger Corp. (1)

3.3	Certificate of Ownership relating to the merger of Radius Health, Inc. with and into MPM Acquisition Corp. (1)

3.4	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 4, 2008 (1)

3.5	By-Laws, as amended (2)

4.1	Amended and Restated Stockholders’ Agreement, dated May 17, 2011, by and among the Company, as successor to Radius Health, Inc., and the Stockholders listed therein (1)

10.1*	License Agreement Amendment No. 2, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS (1)

10.2*	Series A-1 Convertible Preferred Stock Issuance Agreement, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS (1)

10.3	Series A-1 Purchase Agreement, dated April 25, 2011, by and among the Company, as successor to Radius Health, Inc., and the Investors listed therein (1)

10.4	Amendment No. 1 to Series A-1 Convertible Preferred Stock Purchase Agreement, dated May 11, 2011 (1)

10.5*	Amended and Restated Stock Issuance Agreement, dated as of May 16, 2011, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S (3)

10.6	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Ansbert K. Gadicke (1)

10.7	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and C. Richard Edmund Lyttle (1)

10.8	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Martin Muenchbach (1)

10.9	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Jonathan Fleming (1)

10.10	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Kurt Graves (1)

10.11	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and

Elizabeth Stoner (1)

10.12	Amended and Restated Warrant to Purchase Common Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and SVB Financial Group (1)

10.13**	Warrant to Purchase Series A-1 Convertible Preferred Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Leerink Swann LLC (1)

10.14	Redemption Agreement, by and between MPM Acquisition Corp. and MPM Asset Management LLC, dated April 25, 2011(1)

10.15	Loan and Security Agreement, dated May 23, 2011, with General Electric Capital Corporation as agent and a lender, and Oxford Finance LLC as a lender (1)

10.16	Promissory Note, dated May 23, 2011, issued by the Company to General Electric Capital Corporation in the principal amount of $12,500,000 (1)

10.17	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $3,125,000 (1)

10.18	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $9,375,000 (1)

10.19	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to GE Capital Equity Investments (1)

10.20	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to Oxford Finance LLC (1)

10.21	Lease by and between Broadway Hampshire Associates Limited Partnership and Radius Health, Inc. 201 Broadway Cambridge, Massachusetts, dated July 15, 2011 (1)

31.1

Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended June 30, 2011 (3)

31.2

Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended June 30, 2011 (3)

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

*Confidential Treatment Requested by the Registrant.  Redacted Portion Filed Separately with the Commission.

**Share numbers and per share prices are presented pre-Reverse Split completed by Radius Health, Inc. on May 17, 2011.

(1) Previously filed or incorporated by reference into the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (filed on August 12, 2011).

(2) Previously filed or incorporated by reference into the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 (filed on September 9, 2011).

(3) Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ C. Richard Lyttle
Date: September 30, 2011		C. Richard Lyttle
President and Chief Executive Officer (Principal Executive Officer)

Date: September 30, 2011	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer (Principal Financial Officer)