Form 10-Q/A
period 2011-06-30
Radius Health, Inc.
filed 2011-10-24
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

EXPLANATION OF AMENDMENT

The purpose of this Amendment No. 3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities Exchange Commission on August 12, 2011, and amended by Amendment No.1 thereto, filed on September 9, 2011 and Amendment No.2 thereto, filed on September 30, 2011 (as amended, the “Form 10-Q”), is to furnish Exhibit 10.5 to the Form 10-Q which has been revised to reflect that confidential treatment is no longer being sought and to update the exhibit index accordingly.  No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 3 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q. This Amendment No. 3 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.

ITEM 6. Exhibits

SIGNATURES

EX-10.5

EX-31.1

EX-31.2

EX-32.1

Item 6.                                   Exhibits.

The following is an index of the exhibits included in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 25, 2011 (4)

3.1	Certificate of Designations of the Company, filed with the Secretary of State of Delaware on May 17, 2011 (1)

3.2	Certificate of Merger, filed with the Secretary of State of Delaware on May 17, 2011, by and between Radius Health, Inc. and RHI Merger Corp. (1)

3.3	Certificate of Ownership relating to the merger of Radius Health, Inc. with and into MPM Acquisition Corp. (1)

3.4	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 4, 2008 (1)

3.5	By-Laws, as amended (1)

4.1	Amended and Restated Stockholders’ Agreement, dated May 17, 2011, by and among the Company, as successor to Radius Health, Inc., and the Stockholders listed therein (1)

10.1*	License Agreement Amendment No. 2, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS (1)

10.2*	Series A-1 Convertible Preferred Stock Issuance Agreement, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS (1)

10.3	Series A-1 Purchase Agreement, dated April 25, 2011, by and among the Company, as successor to Radius Health, Inc., and the Investors listed therein (1)

10.4	Amendment No. 1 to Series A-1 Convertible Preferred Stock Purchase Agreement, dated May 11, 2011 (1)

10.5	Amended and Restated Stock Issuance Agreement, dated as of May 16, 2011, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S (3)

10.6	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Ansbert K. Gadicke (1)

10.7	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and C. Richard Edmund Lyttle (1)

10.8	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Martin Muenchbach (1)

10.9	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Jonathan Fleming (1)

10.10	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Kurt Graves (1)

10.11	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and

Elizabeth Stoner (1)

10.12	Amended and Restated Warrant to Purchase Common Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and SVB Financial Group (1)

10.13**	Warrant to Purchase Series A-1 Convertible Preferred Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Leerink Swann LLC (1)

10.14	Redemption Agreement, by and between MPM Acquisition Corp. and MPM Asset Management LLC, dated April 25, 2011(1)

10.15	Loan and Security Agreement, dated May 23, 2011, with General Electric Capital Corporation as agent and a lender, and Oxford Finance LLC as a lender (1)

10.16	Promissory Note, dated May 23, 2011, issued by the Company to General Electric Capital Corporation in the principal amount of $12,500,000 (1)

10.17	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $3,125,000 (1)

10.18	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $9,375,000 (1)

10.19	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to GE Capital Equity Investments (1)

10.20	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to Oxford Finance LLC (1)

10.21	Lease by and between Broadway Hampshire Associates Limited Partnership and Radius Health, Inc. 201 Broadway Cambridge, Massachusetts, dated July 15, 2011 (1)

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

(3) Furnished with this Form 10-Q/A.

(4) Previously filed with the Company’s Current Report on Form 8-K/A on October 24, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ C. Richard Lyttle

Date: October 24, 2011		C. Richard Lyttle

President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2011	By:	/s/ B. Nicholas Harvey

B. Nicholas Harvey

Chief Financial Officer
(Principal Financial Officer)