Form 10-Q
period 2011-09-30
Radius Health, Inc.
filed 2011-11-14
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-53173

Radius Health, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0145732
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

201 Broadway
Sixth Floor
Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

(617) 551-4700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 4, 2011: 592,581 shares

RADIUS HEALTH, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2011

ON FORM 10-Q

Item 1. Financial Statements—Unaudited

Radius Health, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$19,939	$10,582
Marketable securities	—	7,969
Prepaid expenses and other current assets	3,299	282
Total current assets	23,238	18,833
Property and equipment, net	53	31
Other assets	98	105
Total assets	$23,389	$18,969

Liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,974	$614
Accrued expenses	2,787	2,771
Current portion of note payable	1,334	—
Total current liabilities	6,095	3,385

Note payable, net of current portion and discount	4,459	—
Warrant liability	204	—
Other liabilities	7,306	—

Commitments and contingencies (Note 9)

Series A-1 Convertible Preferred Stock, $.0001 par value; 1,000,000 shares authorized, 413,254 shares issued and outstanding at September 30, 2011 and no shares issued and outstanding at December 31, 2010	22,761	—

Series A-2 Convertible Preferred Stock, $.0001 par value; 983,213 shares authorized, 983,208 shares issued and outstanding at September 30, 2011 and no shares issued and outstanding at December 31, 2010	78,365	—

Series A-3 Convertible Preferred Stock, $.0001 par value; 142,230 shares authorized, 142,227 shares issued and outstanding at September 30, 2011 and no shares issued and outstanding at December 31, 2010	9,974	—

Series A-4 Convertible Preferred Stock, $.0001 par value; 4,000 shares authorized, 3,998 shares issued and outstanding at September 30, 2011 and no shares issued and outstanding at December 31, 2010	271	—
Series A-5 Convertible Preferred Stock, $.0001 par value; 7,000 shares authorized 6,443 shares issued and outstanding at September 30, 2011 and no shares issued and outstanding at December 31, 2010	525	—
Series A-6 Convertible Preferred Stock, $.0001 par value; 800,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Series A Junior Convertible Preferred Stock, $.0001 par value; 63,000 shares authorized, 61,644 shares issued and outstanding (liquidation value $925,000) at December 31, 2010 and no shares issued and outstanding at September 30, 2011	—	93
Series B Redeemable Convertible Preferred Stock, $.0001 par value; 160,000,000 shares authorized, 1,599,997 shares issued and outstanding at liquidation value at December 31, 2010 and no shares issued and outstanding at September 30, 2011	—	38,309
Series C Redeemable Convertible Preferred Stock, $.0001 par value; 10,146,629 shares authorized, issued and outstanding at liquidation value at December 31, 2010 and no shares issued and outstanding at September 30, 2011	—	105,434
Stockholders’ deficit:
Common stock, $.0001 par value; 34,859,964 shares authorized, 592,581 and 322,807 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in-capital	5,334	3
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(111,905)	(128,252)
Total stockholders’ deficit	$(106,571)	$(128,252)

Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ deficit	$23,389	$18,969

See accompanying notes.

Radius Health, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Operating expenses:
Research and development	$7,646	$3,061	$28,336	$7,767
General and administrative	1,221	1,035	3,062	2,152
Restructuring	—	470	—	470

Loss from operations	(8,867)	(4,566)	(31,398)	(10,389)
Interest income	2	21	22	68
Other income	22	—	34	—
Other expense	(323)	(5)	(313)	(20)
Interest expense	(258)	—	(366)

Net loss	$(9,424)	$(4,550)	$(32,021)	$(10,341)

Earnings (loss) attributable to common stockholders - basic and diluted (Note 5)	$(11,950)	$(8,322)	$713	$(19,492)

Earnings (loss) per share (Note 5):
Basic	$(20.17)	$(25.97)	$1.53	$(60.83)

Diluted	$(20.17)	$(25.97)	$0.21	$(60.83)

Weighted average shares:
Basic	592,459	320,437	467,488	320,437

Diluted	592,459	320,437	3,406,615	320,437

See accompanying notes.

Radius Health, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited, in thousands except share amounts)

	Convertible Preferred Stock
	Series A-1		Series A-2		Series A-3		Series A-4		Series A-5		Series A-6
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Unrealized gain from available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—
Forced conversion to common stock	—	—	—	—	—	—	—	—	—	—	—	—
Recapitalization (1)	—	—	983,208	75,979	142,227	9,629	3,998	271	—	—	—	—
Issuance of preferred stock	395,928	20,347	—	—	—	—	—	—	6,443	525	—	—
Accretion of dividends on preferred stock	—	1,004	—	2,386	—	345	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—
Milestone payment settled with stock	17,326	1,410	—	—	—	—	—	—	—	—	—	—

Balance at September 30, 2011	413,254	$22,761	983,208	$78,365	142,227	$9,974	3,998	$271	6,443	$525	—	$—

(1) The recapitalization includes the exchange of Series A, Series B and Series C shares for Series A-4, Series A-3, and Series A-2 shares, respectively, in addition to the 10:1 exchange of Series A-2, Series A-3, and Series A-4 preferred stock, which occurred in conjunction with the Merger, and is more fully described in Note 2.

See accompanying notes.

Radius Health, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit (Continued)

(Unaudited, in thousands except share amounts)

										Accumulated
									Additional	Other		Total
	Convertible Preferred Stock								Paid-In	Comprehensive	Accumulated	Stockholders’
	Series A		Series B		Series C		Common Stock		Capital	Income (Loss)	Deficit	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2010	61,664	$93	1,599,997	$38,309	10,146,629	$105,434	322,807	$—	$3	$(3)	$(128,252)	$(128,252)
Net loss	—	—	—	—	—	—	—	—	—	—	(32,021)	(32,021)
Unrealized gain from available-for-sale securities	—	—	—	—	—	—	—	—	—	3	—	3
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(32,018)
Forced conversion to common stock	(21,661)	(33)	(177,697)	(296)	(314,496)	(225)	102,767	—	554	—	—	554
Recapitalization (1)	(40,003)	(60)	(1,422,300)	(39,183)	(9,832,133)	(108,425)	—	—	8,269	—	52,712	60,981
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of dividends on preferred stock	—	—	—	1,170	—	3,216	—	—	(3,777)	—	(4,344)	(8,121)
Stock-based compensation expense	—	—	—	—	—	—	—	—	132	—	—	132
Stock options exercised	—	—	—	—	—	—	167,007	—	153	—	—	153
Milestone payment settled with stock	—	—	—	—	—	—	—	—	—	—	—	—

Balance at September 30, 2011	—	$—	—	$—	—	$—	592,581	$—	$5,334	$—	$(111,905)	$(106,571)

(1) The recapitalization includes the exchange of Series A, Series B and Series C shares for Series A-4, Series A-3, and Series A-2 shares, respectively, in addition to the 10:1 exchange of Series A-2, Series A-3, and Series A-4 preferred stock, which occurred in conjunction with the Merger, and is more fully described in Note 2.

See accompanying notes.

Radius Health, Inc.

Statements of Cash Flows

(Unaudited, in thousands)

	Nine-Month Period
	Ended September 30,
	2011	2010

Operating activities
Net loss	$(32,021)	$(10,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23	59
Stock-based compensation expense	132	84
Research and development expense to be settled in stock	7,074	—
Amortization of premium (accretion of discount) on marketable securities, net	21	239
Non-cash interest	102	—
Non-cash restructuring charge	—	50
Change in fair value of warrant liability and other liability	310	—
Milestone payment settled with stock	1,410	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,961)	82
Other long-term assets	(2)	—
Accounts payable	1,360	(283)
Accrued expenses	(75)	747

Net cash used in operating activities	(24,627)	(9,363)
Investing activities
Purchases of property and equipment	(45)	(15)
Purchases of marketable securities	(899)	(20,151)
Maturities of marketable securities	8,850	30,905

Net cash provided by investing activities	7,906	10,739
Financing activities
Proceeds from the exercise of stock options	153	—
Net proceeds from the issuance of preferred stock	20,098	—
Proceeds on note payable, net	5,883	—
Deferred financing costs	(56)	—

Net cash provided by financing activities	26,078	—

Net increase in cash and cash equivalents	9,357	1,376
Cash and cash equivalents at beginning of period	10,582	7,896

Cash and cash equivalents at end of period	$19,939	$9,272

Supplemental disclosures
Cash paid for interest	$178	$—

Noncash financing activities
Accretion of preferred stock issuance costs	$—	$135

Fair value of preferred stock issued in the recapitalization, net of issuance costs	$85,879	$—

Accretion of dividends on preferred stock	$8,121	$7,988

Accretion of preferred stock investor rights/obligations	$—	$1,028

Fair value of warrants issued	$217	$—

See accompanying notes.

Radius Health, Inc.

Notes to Financial Statements

1. Organization

Radius Health, Inc. (“Radius” or the “Company”), which was formerly known as MPM Acquisition Corp., is a pharmaceutical company focused on acquiring and developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. The Company’s lead product candidate, currently in Phase 3 clinical development is BA058 Injection, a daily subcutaneous injection of our novel synthetic peptide analog of human parathyroid hormone-related protein (hPTHrP) for the treatment of osteoporosis. The BA058 Injection Phase 3 study began dosing patients in April 2011. The Company is also developing the BA058 Microneedle Patch, a short wear time, transdermal form of BA058 delivered using a microneedle technology from 3M Drug Delivery Systems (3M), currently in Phase 1 clinical development. The Company also has two other product candidates, RAD1901, a selective estrogen receptor modulator, or SERM, in Phase 2 clinical development for the treatment of vasomotor symptoms (hot flashes) in women entering menopause and RAD140, a selective androgen receptor modular, or SARM, currently in pre-investigational new drug, or IND, discovery as a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis. As used throughout these unaudited, condensed financial statements, the terms “Radius”, “Company”, “we”, “us” and “our” refer to Radius Health, Inc. (f/k/a MPM Acquisition Corp.).

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) entered into in April 2011 by and among the Company (a public-reporting, Form 10 shell company at the time), RHI Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company (“MergerCo”), and Radius Health, Inc., a privately-held Delaware corporation (“Former Operating Company”), MergerCo merged with and into the Former Operating Company, with the Former Operating Company remaining as the surviving entity and a wholly-owned subsidiary of the Company.  This transaction is herein referred to as the “Merger”. The Merger was effective as of May 17, 2011, upon the filing of a certificate of merger with the Delaware Secretary of State.  Following the Merger on May 17, 2011, the Company’s Board of Directors approved a transaction pursuant to which the Former Operating Company merged with and into the Company, leaving the Company as the surviving corporation (the “Short-Form Merger”).  As part of the Short-Form Merger, the Company, then named MPM Acquisition Corp., changed its name to Radius Health, Inc. and assumed the operations of the Former Operating Company.

The Company is subject to the risks associated with emerging, technology-oriented companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company’s product candidates, competitive product candidates, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has an accumulated deficit of $111.9 million through September 30, 2011. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. The Company intends to obtain additional equity and/or debt financing in order to meet working capital requirements and to further develop its product candidates. As part of the Merger and Short-Form Merger in May 2011, the Company assumed the Former Operating Company’s agreement with existing and new investors pursuant to which the Former Operating Company received an irrevocable, legally binding commitment for proceeds of $64.3 million from the issuance of shares of Series A-1 Convertible Preferred Stock in three closings. The proceeds from each closing are generally due to the Company upon its written request. The first of the three closings was completed prior to the Merger on May 17, 2011 for gross proceeds of $21.4 million and the Company expects to complete the second and third closings during the remainder of 2011. The Company believes that its existing cash and cash equivalents and the proceeds available from the irrevocable legally binding commitment described above and in Note 4, are sufficient to finance its operations, including its obligations under the Nordic agreement described in Note 14, into the first quarter of 2013.

2. Basis of Presentation

The accompanying unaudited condensed financial statements and the related disclosures of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes included in the Company’s audited financial statements for the year ended December 31, 2010 included on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 23, 2011, as amended. The accompanying unaudited condensed financial statements and the related disclosures take into account the Merger and Short-Form Merger transactions.  In addition, all historical share and per share amounts in the financial statements relating to the Former Operating Company have been retroactively adjusted for all periods presented to give effect to the 15:1 reverse stock split of all of the Former Operating Company’s capital stock (the “Reverse Stock Split”), including reclassifying an amount equal to the reduction in par value to additional paid-in-capital, approved by the Former Operating Company’s Board of Directors prior to the Merger on May 17, 2011.

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

Contemporaneously with the closing of the Merger, pursuant to the terms of a Redemption Agreement dated April 25, 2011 by and among the Company and its then-current stockholder, the Company completed the repurchase of 5,000,000 shares of Common Stock from its former sole stockholder in consideration of an aggregate of $50,000 (the “Redemption”).  The 5,000,000 shares constituted all of the then issued and outstanding shares of the Company’s capital stock, on a fully-diluted basis, immediately prior to the Merger.

Upon completion of the Merger and the Redemption, the former stockholders of the Former Operating Company held 100% of the outstanding shares of capital stock of the Company.

Pursuant to the Merger, the Company assumed all of the Former Operating Company’s obligations under its existing contracts. In particular, the Company has assumed the rights and obligations of the Former Operating Company under that certain Series A-1 Convertible Preferred Stock Purchase Agreement, dated as of April 25, 2011, as amended, (the “Purchase Agreement”) with that certain investors listed therein (the “Investors”) pursuant to which, among other things, the Company is obligated to issue and sell to the Investors up to an aggregate of 789,553 shares of Series A-1 Convertible Preferred Stock, par value $.0001 per share (the “Series A-1”), each at a purchase price per share of $81.42, to be completed in three closings for cash proceeds of $64.3 million.  The transactions covered by the Purchase Agreement are referred to herein as the “Series A-1 Financing”.  An initial closing was completed on May 17, 2011 by the Former Operating Company prior to the Merger. Upon notice from the Company, the Investors are obligated to purchase, and the Company is obligated to issue, an additional 263,178 shares of Series A-1 at the Stage II Closing in exchange for cash proceeds of $21.4 million and an additional 263,180 shares of Series A-1 at the Stage III Closing in exchange for cash proceeds of $21.4 million. There are no conditions to funding if the Company notifies the Investors of any such closing.

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

All of the Company’s financial assets, comprising cash equivalents and marketable securities, are classified as Level 1 and Level 2 assets as of September 30, 2011 and December 31, 2010 (Note 6). Money market funds are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1. Assets utilizing Level 2 inputs include government agency securities, including direct issuance bonds, and corporate bonds. These assets are valued using third party pricing resources which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

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

Preferred Stock Accounting

The Company accounts for an amendment that adds, deletes or significantly changes a substantive contractual term (e.g., one that is at least reasonably possible of being exercised), or fundamentally changes the nature of the preferred shares as an extinguishment (Note 4).

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

The Company uses judgment to determine the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Any material interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against otherwise realizable net deferred tax assets as of September 30, 2011 and December 31, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(9,424)	$(4,550)	$(32,021)	$(10,341)

Unrealized (loss) gain on marketable securities	—	(3)	3	(18)
Comprehensive loss	$(9,424)	$(4,553)	$(32,018)	$(10,355)

Recently Adopted Accounting Standard

In October 2009, the FASB issued ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June

15, 2010. On January 1, 2011, the Company adopted ASU 2009-13 on a prospective basis. The adoption did not have a material impact on the Company’s financial position or results of operations, but could have an impact on how the Company accounts for any future collaboration agreements, should the Company enter into any such agreements in the future.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU No. 2011-05”), which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011. We do not expect ASU No. 2011-05 to have a material impact on our financial statements or results of operations.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 82) —Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted, and the Company is therefore required to adopt this ASU on January 1, 2012. The Company has not completed its review of ASU 2011-04, but it does not expect the adoption to have a material impact on the Company’s results of operations, financial position or cash flows.

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

In accordance with the Purchase Agreement, the Company received net cash proceeds of $20.7 million as consideration for the issuance of 3,959,351 shares of Series A-1 through September 30, 2011. The issuance of the additional shares did not generate a beneficial conversion feature at the date of issuance or at September 30, 2011.

Subsequent to the recapitalization and financing, pursuant to the Merger, each outstanding share of preferred stock was converted into the right to receive one-tenth of one share of Preferred Stock.  After the recapitalization, Series A-1 and Series A-5 (as described in Note 14) financings and the Merger, the Company had the following shares of preferred stock outstanding at September 30, 2011:

Class	Number of Shares
Series A-1	413,254
Series A-2	983,208
Series A-3	142,227
Series A-4	3,998
Series A-5	6,443

The Company has accounted for the recapitalization and exchange of the Old Preferred Stock for the New Preferred Stock as an extinguishment of the Old Preferred Stock due to the significance of the changes to the substantive contractual terms of the preferred stock, which included the forfeiture of accrued dividends on the Series A and B, the removal of the contingent redemption feature pursuant to which the Series B and Series C was redeemable at the option of the holder at a future determinable date, and the addition of a mandatory conversion provision to common stock upon the listing of the Company’s Common Stock on a national securities exchange, among other changes. Refer to Note 11 for the rights and preferences on the New Preferred Stock. Accordingly, the Company has recorded the difference between the fair value of the new shares of Preferred Stock issued in the exchange and the carrying value of the old preferred shares as a gain of $60.9 million that was recorded within stockholders’ deficit. The Company allocated $8.2 million to additional paid-in capital to recover the amount of additional paid-in capital that had previously been reduced by dividends accreted on Series B and Series C that was forfeited as part of the recapitalization, and the balance of $52.7 million was recorded to accumulated deficit. The gain on extinguishment is reflected as a preferred stock redemption in the calculation of net income available to common stockholders in accordance with Accounting Standards Codification (“ASC”) 260  Earnings Per Share . The fair value of the Series A-1, Series A-2, Series A-3 and Series A-4 was determined using the probability-weighted expected return method.  (See Note 7)

In connection with the Series A-1 Financing, the Former Operating Company issued to a placement agent, and in the Merger, the Company assumed, a warrant to purchase 818 shares of Series A-1 Preferred Stock. The warrant has an exercise price of $81.42 and expires on May 17, 2016. The warrant is classified as a liability on the Company’s balance sheet and was recorded as a component of the issuance costs related to the Series A-1 Financing. The Company recorded the warrant at a fair value of $35,000, using the Black-Scholes option pricing model. The revaluation of the warrant at September 30, 2011 was not material to the financial statements.

5. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows:

(In thousands, except share and per	Three months ended September 30,		Nine months ended September 30,
share numbers)	2011	2010	2011	2010
Numerator:
Net loss	$(9,424)	$(4,550)	$(32,021)	$(10,341)
Extinguishment of preferred stock	—	—	60,937	—
Accretion of preferred stock	(2,526)	(3,772)	(8,121)	(9,151)
Earnings attributable to participating preferred stockholders	—	—	(20,082)	—
Earnings (loss) attributable to common stockholders - basic	(11,950)	(8,322)	713	(19,492)
Effect of dilutive convertible preferred stock	—	—	—	—
Earnings (loss) attributable to common stockholders - diluted	$(11,950)	$(8,322)	$713	$(19,492)

Denominator:
Weighted-average number of common shares used in earnings (loss) per share - basic	592,459	320,437	467,488	320,437
Effect of dilutive options to purchase common stock	—	—	416,936	—
Effect of dilutive convertible preferred stock	—	—	2,522,191	—
Weighted-average number of common shares used in earnings (loss) per share - diluted	592,459	320,437	3,406,615	320,437

Earnings (loss) per share - basic	$(20.17)	$(25.97)	$1.53	$(60.83)
Effect of dilutive options to purchase common stock	—	—	(0.72)	—
Effect of dilutive convertible preferred stock	—	—	(0.60)	—
Earnings (loss) per share - diluted	$(20.17)	$(25.97)	$0.21	$(60.83)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Convertible preferred stock	1,607,747	11,808,290	6,666,555	11,808,290
Options to purchase common stock	1,282,165	1,215,845	278,810	1,215,845
Warrants	4,154	1,333	4,154	1,333

6. Marketable Securities

Available-for-sale marketable securities and cash and cash equivalents consist of the following:

	September 30, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$291	$—	$—	$291
Money market	19,648	—	—	19,648

Total	$19,939	$—	$—	$19,939

There were no marketable securities at September 30, 2011.

	December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$232	$—	$—	$232
Money market	6,452	—	—	6,452
Corporate commercial paper	2,892	—	—	2,892
Corporate debt securities	1,006	—	—	1,006

Total	$10,582	$—	$—	$10,582

Marketable securities:
Corporate debt securities	$5,023	$—	$(3)	$5,020
Corporate commercial paper	2,948	1	—	2,949

Total	$7,971	$1	$(3)	$7,969

There were no debt securities that had been in an unrealized loss position for more than 12 months at September 30, 2011. The Company evaluated the securities for other-than-temporary impairment based on quantitative and qualitative factors, noting none.

7. Fair Value Measurements

The following tables summarize the assets and liabilities measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of September 30, 2011 based on the criteria discussed in Note 3:

	September 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Assets
Cash	$291	$—	$—	$291
Money market	19,648	—	—	19,648
Stock dividend other current asset	—	—	1,541	1,541

	$19,939	$—	$1,541	$21,480

	September 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Liabilities
Warrant liability	$—	$—	$204	$204
Other liability	—	—	7,306	7,306

	$—	$—	$7,510	$7,510

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

The following table provides a roll forward of the fair value of the assets, where fair value is determined by Level 3 inputs:

(In thousands)
Balance at January 1, 2011	$—
Additions	1,632
Change in fair value	(91)

Balance at September 30, 2011	$1,541

The following table provides a roll forward of the fair value of the liabilities, where fair value is determined by Level 3 inputs:

(In thousands)
Balance at January 1, 2011	$—
Additions	7,291
Change in fair value	219

Balance at September 30, 2011	$7,510

8. Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	September 30, 2011	December 31, 2010

Research costs	$1,653	$1,913
Payroll and employee benefits	367	473
Professional fees	602	243
Vacation	79	79
Restructuring	—	63
Accrued interest on notes payable	86	—

Total accrued expenses	$2,787	$2,771

9. Commitments

In September 2010, the Company recorded restructuring charges of $0.2 million related to lease termination costs associated with vacating its laboratory space. The restructuring liability is included in accrued expenses in the balance sheet at December 31, 2010. All remaining payments were made by February 28, 2011.

The following table displays the restructuring activity and liability balances:

(In thousands)
Balance at December 31, 2010	$63
Payments	(63)

Balance at September 30, 2011	$—

On January 14, 2011, the Company signed a sublease agreement for office space in Cambridge, Massachusetts that expired on July 31, 2011. Monthly rental payments under this sublease were $9,000 and the Company moved into the new space in February 2011. On July 15, 2011, the Company entered into an operating lease agreement to remain in the same Cambridge, Massachusetts location. The term of the lease is August 1, 2011 through July 31, 2014. Monthly rental payments under the new lease are approximately $15,000 for the first 12 months and approximately $16,000 for the 24 months thereafter.

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

Upon the occurrence of an event of default, including payment defaults, breaches of covenants, a material adverse change in the collateral, the Company’s business, operations or condition (financial or otherwise) and certain levies, attachments and other restraints on the Company’s business, the interest rate will be increased by five percentage points and all outstanding obligations will become immediately due and payable. The Loan and Security Agreement also contains a subjective acceleration clause, which provides the Lender the ability to demand repayment of the loan early upon a material adverse change, as defined. The portion of the Term Loan A that is not due within 12 months of September 30, 2011 has been classified as long-term, as the Company believes a material adverse change is remote.

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

The initial fair value of the Warrant issued in connection with Term Loan A was $0.2 million and was recorded as a discount to Term Loan A.  The fair value of the warrant at September 30, 2011 was $0.2 million.  The Company also paid the Lender a facility fee of $0.3 million and reimbursed the Lender certain costs associated with the Loan and Security Agreement of $0.1 million, both of which were also recorded as a discount to Term Loan A. The discount is being amortized to interest expense over the 42 month period that Term Loan A is outstanding using the effective interest method.

Future principal payments under the Loan and Security Agreement at September 30, 2011, are as follows:

(In thousands)
2011	$156
2012	1,875
2013	1,875
2014	2,344

Total	$6,250

11. Convertible Preferred Stock

The rights, preferences, and privileges of the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 are as follows:

Conversion

Each preferred stockholder has the right, at their option at any time, to convert any such shares of Preferred Stock into such number of fully paid shares as is determined by dividing the original purchase price of $81.42 by the conversion price (“Optional Conversion”). The conversion price of the Preferred Stock as of September 30, 2011 was $8.142 per share (the “Conversion Price”), which represents a conversion ratio of one share of Preferred Stock into ten shares of Common Stock.  Upon the Optional Conversion, the holder of the converted Preferred Stock is entitled to payment of all accrued, whether or not declared, but unpaid dividend in shares of the Common Stock of the Company at the then effective conversion price of shares of Preferred Stock.

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

The Company has accrued dividends of $1.0 million, $2.4 million and $0.4 million on Series A-1, A-2 and A-3, respectively, as of September 30, 2011.

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

In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series A-1 are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series A-1 shall consist of the original issuance price of $81.42, plus all accrued but unpaid dividends. After the distribution to the holders Series A-1, the holders of Series A-2, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid dividends. After the distribution to the holders Series A-1 and Series A-2, the holders of Series A-3, Series A-5 and Series A-6, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid or declared and unpaid dividends, as appropriate. After the distribution to the holders Series A-1, Series A-2, Series A-3, Series A-5 and Series A-6, the holders of Series A-4 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any declared and unpaid dividends. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-1, the assets will be distributed ratably among the holders of Series A-1 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-2, the assets will be distributed ratably among the holders of Series A-2 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-3, Series A-5 and Series A-6, the assets will be distributed ratably among the holders of Series A-3, Series A-5 and Series A-6 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-4, the assets will be distributed ratably among the holders of Series A-4 in proportion to their aggregate liquidation preference amounts. After all liquidation preference payments have been made to the holders of the Preferred Stock, the holders of the Preferred Stock shall participate in the distribution of the remaining assets with the holders of the Company’s Common Stock on an as-if converted basis.

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

Registration Rights

In accordance with the Amended and Restated Stockholders Agreement (the “Stockholders Agreement”), the Company is required to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the registration of at least 85% of the outstanding shares of the Preferred Stock within 60 days of the closing of the Merger. Pursuant to the terms of the Stockholders Agreement, if the registration statement is not filed within 60 days of the closing of the Merger or if the registration statement has not been declared effective by the SEC at the later of (i) 90 days after the closing date of the Merger or (ii) in the event the SEC reviews the registration statement and has comments, 180 days after the closing of the Merger, the Company will be required pay liquidated damages on a monthly basis equal to 1% of the aggregate purchase price paid by the holders of the Preferred Stock. The total amount of liquidated damages will be limited to 16% of the aggregate purchase price paid by the holders of the Preferred Stock.

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

A summary of stock option activity is as follows:

(In thousands, except for per share amounts)	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	1,462	$1.20	7.28	$2,992
Granted	—	—
Exercised	(167)	0.92
Cancelled	(13)	1.35

Options outstanding at September 30, 2011	1,282	1.20	6.47	2,583

Options exercisable at September 30, 2011	1,053	1.18	5.98	2,149

Options vested or expected to vest at September 30, 2011	1,274	$1.20	6.47	$2,568

The total grant-date fair value of stock options that vested during the three- and nine-month periods ended September 30, 2011 was approximately $61,000 and $147,000, respectively. The aggregate intrinsic value of options that vested during the three- and nine-month periods ended September 30, 2011 was approximately $218,000 and $421,000, respectively.

As of September 30, 2011, there was approximately $19,000 of total unrecognized compensation expense related to unvested employee share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 0.6 years, respectively.

During 2009 and 2010, the Company’s Board of Directors granted 1,666 and 10,000 stock options, respectively, to a Scientific Advisory Board member of the Company. There were no stock options granted in the three- and nine-month periods ended September 30, 2011. The Company records stock-based compensation expense for such options as they vest, and remeasures the fair value of the options at each reporting period. During the three- and nine-month periods ended September 30, 2011, the Company recorded approximately $18,000 and $57,000 of stock-based compensation expense, respectively.

13. License Agreements

On September 27, 2005, the Company entered into a license agreement (the “Ipsen Agreement”), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, “Ipsen”). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. With respect to France, if Ipsen exercises its co-marketing and co-promotion rights then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay Radius a mid-single digit royalty on Ipsen’s allocable portion of aggregate revenue from the sale of products by both parties in France. BA058 (the Company’s bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and pro-promotion rights retained by Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $0.3 million to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments in the range of €10,000,000 to €36,000,000  to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof.

If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. In connection with the Ipsen Agreement, the Company recorded approximately $0.4 million, $0.6 million, $0.7 million, and $0.6 million in research and developments costs in the three-month periods ended September 30, 2011 and 2010, and the nine-month periods ended September 30, 2011 and 2010, respectively. The costs were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

On May 11, 2011, the Company entered into a second amendment to the Ipsen Agreement pursuant to which Ipsen agreed to accept shares of Series A-1 in lieu of cash as consideration for a milestone payment due to Ipsen following the initiation of the first BA058 Phase 3 study. The number of shares of Series A-1 to be issued to Ipsen was determined based upon the U.S. dollar exchange rate for the euro two business days prior to closing. On May 17, 2011, the Company issued 17,326 shares of Series A-1 to Ipsen to settle the obligation.  Accordingly, the Company recorded research and development expense of $1.4 million during the three-month period ended June 30, 2011. The expense represents the fair value of the Series A-1 shares of $81.42 per share.

14. Research Agreements

The Company entered into a letter of intent with Nordic (the “Letter of Intent”) on September 3, 2010, pursuant to which it funded preparatory work by Nordic in respect of a Phase 3 clinical study of BA058 Injection. The Letter of Intent was extended on December 15, 2010 and on January 31, 2011.  On March 29, 2011, the Company and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the “Work Statement”) under such Clinical Trial Services Agreement and a related Stock Issuance Agreement. Pursuant to the Work Statement, Nordic is managing the Phase 3 clinical study (the “Clinical Study”) of BA058 Injection and Nordic will be compensated for such services in a combination of cash and shares of Series A-6.

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

The Series A-5 Accruing Dividend is determined based upon the estimated period that will be required to complete the Clinical Study. On the last Business Day of each calendar quarter (each, an “Accrual Date”), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 to Nordic that is referred to as the Applicable Quarterly Amount and is equal to (A) €36.8 million minus the aggregate value of any prior Series A-5 Accruing Dividend accrued divided by (B) the number of calendar quarters it will take to complete the Clinical Study.  To calculate the aggregate number of shares of Series A-6 due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. The Company then calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the fair market value as of the applicable Accrual Date, and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company’s Board of Directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of September 30, 2011, 115,974 shares of Series A-6 are due to Nordic.

Prior to the issuance of shares of Series A-6 to Nordic, the liability to issue shares of Series A-6 will be accounted for as a liability in the Company’s Balance Sheet. As of September 30, 2011, the fair value of the liability was $7.3 million based upon the fair value of the Series A-6 as determined using PWERM. Changes in the value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the Statement of Operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement ratably over the estimated per patient treatment period beginning upon enrollment in the Clinical Study, or a twenty-month period. The Company recorded $10.6 million of research and development expense in the nine-month period ended September 30, 2011 reflecting costs incurred for preparatory and other start-up costs to initiate the Clinical Study in April 2011. The Company recorded an additional $2.0 million of research and development expense in the nine-month period ended September 30, 2011 for per patient costs incurred for patients that had enrolled in the Clinical Study as of September 30, 2011.  As of September 30, 2011, in addition to the $7.3 million liability that is reflected in other liabilities on the Balance Sheet that will be settled in shares of Series A-6, as noted above, the Company has an asset resulting from payments to Nordic of approximately $3.2 million that is included in prepaid expenses on the Balance Sheet.

The Company is also responsible for certain pass through costs in connection with the Clinical Study.  Pass through costs are expensed as incurred or upon delivery. The Company recognized research and development expense of $2.5 million and $4.9 million for pass through costs in the three- and nine-month periods ended September 30, 2011, respectively.

15. Subsequent Event

As discussed in Note 1 and Note 2, the Company is obligated to issue and sell 789,553 additional shares of Series A-1 in two stages. On October 26, 2011, the Company initiated the Stage II Closing of the Series A-1 Financing. Investors were notified by the Company of the Stage II Closing, which will occur on November 18, 2011. At the closing, the Company will issue 263,178 shares of Series A-1 each at a purchase price per share of $81.42, totaling cash proceeds of $21.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operation

Cautionary Statement

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about:

•the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;

•the success of our clinical studies for our product candidates;

•our ability to obtain U.S. and foreign regulatory approval for our product candidates and the ability of our product candidates to meet existing or future regulatory standards;

•our expectations regarding federal, state and foreign regulatory requirements;

•the therapeutic benefits and effectiveness of our product candidates;

•the safety profile and related adverse events of our product candidates;

•our ability to manufacture sufficient amounts of BA058, RAD1901, and RAD140 for commercialization activities with target characteristics;

•our plans with respect to collaborations and licenses related to the development, manufacture or sale of our product candidates;

•our expectations as to future financial performance, expense levels and liquidity sources;

•our ability to compete with other companies that are or may be developing or selling products that are competitive with our product candidates;

•anticipated trends and challenges in our potential markets;

•our ability to attract and motivate key personnel; and

•other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes set forth in this report. Unless the context otherwise requires, “we,”, “our,” “us” and similar expressions used in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section refer to Radius Health, Inc., a Delaware corporation (“Radius”).

Overview

We are a pharmaceutical company focused on acquiring and developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. We have three product candidates in development, the most advanced is BA058 Injection that has begun dosing of patients in a pivotal Phase 3 clinical study for the prevention of fractures in women suffering from osteoporosis. We are also developing the BA058 Microneedle Patch, a short wear time, transdermal form of BA058 that is based on a microneedle technology from 3M that is currently being studied in a Phase 1b clinical study. We believe that the BA058 Microneedle Patch may eliminate the need for injections and lead to better treatment compliance for patients. Our second clinical stage product candidate is RAD1901 which has completed an initial Phase 2 clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. Our third product candidate, RAD140, in pre-IND discovery, is a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis.

BA058 is a novel synthetic peptide analog of Parathyroid hormone-related peptide (hPTHrP) being developed by us as a bone anabolic treatment for osteoporosis. hPTHrP is a critical cytokine for the regulation of bone formation, able to rebuild bone with low associated risk of inducing hypercalcemia as a side-effect. In August 2009, we announced positive Phase 2 data that showed BA058 Injection produced faster and greater bone mineral density (BMD) increases at the spine and the hip after 6 months and 12 months of treatment than did Forteo®, which was a comparator in our study. Key findings were that the highest dose of BA058 tested of 80 µg increased mean lumbar spine BMD at 6 and 12 months by 6.7% and 12.9% compared to the increases seen with Forteo® trial arms of 5.5% and 8.6%, respectively. BA058 also produced increases in mean femoral neck BMD at the hip at 6 and 12 months of 3.1% and 4.1% compared to increases for Forteo® of 1.1% and 2.2%, respectively. We believe there to be a strong correlation between an increased level of BMD and a reduction in the risk of fracture for patients with osteoporosis. BA058 was generally safe and well tolerated in this study, with adverse events similar between the BA058, placebo and Forteo® groups. In addition, the occurrence of hypercalcemia as a side-effect was half that seen with Forteo® for the 80 µg dose of BA058. In April 2011, we began dosing of patients in a pivotal Phase 3 clinical study managed by Nordic and expect to report top-line data from this study in the first quarter of 2014. Our planned Phase 3 study will enroll a total of 2,400 patients to be randomized equally to receive daily doses of one of the following: 80 micrograms (µg) of BA058, a matching placebo, or the approved dose of 20 µg of Forteo® for 18 months. The study is powered to show that BA058 is superior to (i) placebo for fracture and (ii) Forteo® for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient’s blood is above normal.

On May 17, 2011, the Merger and the Short-Form Merger were consummated whereby we, then a public shell company, was merged with the Former Operating Company. Our efforts and resources are focused primarily on acquiring and developing BA058 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any product sales until we receive approval for BA058 Injection from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen delays during the course of developing BA058, we do not expect to complete development and file for marketing approval in the United States for BA058 Injection and BA058 Microneedle Patch until approximately late 2014 and 2016, respectively. Accordingly, our success depends not only on the safety and efficacy of BA058, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval. Our ability to raise this additional financing will depend on our ability to execute on the BA058 development plan, complete patient enrollment in clinical studies in a timely fashion, manage and coordinate on a cost-effective basis all the required components of the BA058 Injection NDA package and scale-up the BA058 Microneedle Patch manufacturing capacity, as well as overall capital market conditions for development-stage companies.

In addition, we currently have no sales, marketing or distribution capabilities and thus our ability to market BA058 will depend in part on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. Our ability to secure a collaborator for BA058 will depend on the strength of our clinical data. However, we believe that there are certain favorable trends that will interest third parties to collaborate on BA058 including, increasing prevalence of osteoporosis due to an increase in the elderly population in most developed countries, increased availability and reimbursement of diagnostic facilities, growing physician and patient awareness regarding the importance of treating osteoporosis, and concerns regarding the long term safety profiles of the bisphosphonates prompting physicians to be interested in new therapies for osteoporosis. We are also evaluating strategic alternatives with respect to collaborating with third parties for the future development of RAD1901 and RAD140. Our ability to further develop these product candidates will be dependent upon the outcome of our collaboration strategy.

Recent Developments

At the effective time of the Merger (the “Effective Time”), all of the shares of the Former Operating Company’s common and preferred stock, par value $.01 per share, that were outstanding immediately prior to the Merger were cancelled and automatically converted into the right to receive one share of our Common Stock and the right to receive one-tenth of one share of our corresponding series of our Preferred Stock as consideration for the Merger. In the Merger, we assumed all options and warrants of the Former Operating Company outstanding immediately prior to the Effective Time. Prior to the Merger, pursuant to the terms of a Redemption Agreement dated April 25, 2011, we completed the repurchase of all of our capital stock issued and outstanding immediately prior to the Merger. Upon completion of the Merger and the Redemption, the former stockholders of the Former

Operating Company held 100% of the outstanding shares of our capital stock. Pursuant to the Merger, we assumed all of the Former Operating Company’s obligations under its existing contracts, including those filed herewith as material contracts. In particular, we assumed the rights and obligations of the Former Operating Company under that certain Purchase Agreement pursuant to which, among other things, Company agreed to issue and sell to the Investors up to an aggregate of 7,895,535 shares of Series A-1, to be completed in three closings (as described above in the notes to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q).  Upon notice from the Company, the Investors are obligated to purchase, and we are obligated to issue, 263,178 shares of our Series A-1 at the Stage II Closing and 263,180 shares of our Series A-1 at the Stage III Closing, each at a purchase price per share of $81.42. There are no conditions to funding if we notify the Investors of any such closing. As a final step in the reverse merger process, the Company completed a short-form merger with the Former Operating Company and changed its name to “Radius Health, Inc.”

Financial Overview

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds, and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development cost as they are incurred.

Our lead product candidate is BA058 and it represents the largest portion of our research and development expenses for our product candidates. BA058 is a novel synthetic peptide analog of hPTHrP being developed by as a treatment for osteoporosis in both injection and transdermal routes of administration. BA058 Injection is currently in a Phase 3 study and BA058 Microneedle Patch is in a Phase 1b study. Our other clinical stage program is RAD1901, a selective estrogen receptor modulator, or SERM, which has completed an initial Phase 2 clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes in women entering menopause. A Phase 2 study is designed to test the efficacy of a novel treatment and confirm the safety profile established in a Phase 1 trial. Our third product candidate, RAD140 is a selective androgen receptor modular, or SARM, is in pre-IND development.

The following table sets forth our research and development expenses related to BA058 injection, BA058 Microneedle Patch, RAD1901 and RAD140 for the three- and nine- month periods ended September 30, 2011 and 2010. No research and development expenses in relation to our product candidates are currently borne by third parties. We began tracking program expenses for BA058 Injection in 2005, and program expenses from inception to September 30, 2011 were approximately $48,129,000. We began tracking program expenses for BA058 Microneedle Patch in 2007, and program expenses from inception to September 30, 2011 were approximately $10,200,000. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to September 30, 2011 were approximately $15,310,000. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to September 30, 2011 were approximately $5,164,000. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

	Three months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
	(in thousands)

BA058 Injection	$5,051	$1,400	$21,825	$2,061
BA058 Microneedle Patch	1,985	365	4,743	1,222
RAD1901	20	559	20	1,598
RAD140	—	26	23	313

The majority of our external costs are spent on BA058, as costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline. In April 2011, we began dosing of patients in a pivotal Phase 3 clinical study of BA058 Injection for the treatment of osteoporosis. In addition, in December 2010, we initiated a Phase 1b clinical study for BA058 Microneedle Patch. We expect that future development costs related to the BA058 Injection and BA058 Microneedle Patch programs will increase significantly through possible marketing approval in the United States in late 2015 and 2017. For the BA058 Injection future development costs may exceed $160,000,000 including $125,000,000 for clinical costs, $18,000,000 for license and milestone payments and NDA filing fees, $10,000,000 for preclinical costs and $7,000,000 for manufacturing costs. For the BA058 Microneedle Patch future development costs may exceed $50,000,000, including $28,000,000 for clinical costs, $18,000,000 for manufacturing costs, $4,000,000 for preclinical costs and NDA filing fees. We expect to finance these future development costs of BA058 with our existing cash and cash equivalents and with the additional proceeds from the second and third closings of the Series A-1 financing available and proceeds of $18,250,000 pursuant to a loan and security agreement. In addition, our current strategy is to collaborate with third parties for the further development and commercialization of RAD1901 and RAD140 so we do not expect that that Company will incur substantial future costs for these programs as these costs will be borne by third parties. Our ability to further develop these product candidates will be dependent upon our ability to secure a third party partner and it is not possible to project the future development costs for RAD1901 and RAD140 or possible marketing approval timeline at this time.

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

We are unable to determine the duration and costs to be incurred by the Company to continue development of RAD1901 and RAD140 until such time as we are able to secure a third party partner to collaborate on the further development and commercialization of these products. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, progress on securing a third party partner, as well as ongoing assessments of such product candidate’s commercial potential and our ability to fund such product development. If we are unable to continue to fund the development of RAD1901 and/or RAD140 and are unable to secure a third party partner for these product candidates, our business will be adversely affected and we will depend solely on the successful development, regulatory approval and commercialization of the BA058 Injection and BA058 Microneedle Patch.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expense for executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, and other corporate expenses. We expect our general and administrative expenses to increase as a result of higher costs associated with being a public company.

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Compensation expense for options granted to employees and directors (excluding directors who are also scientific advisory board member or consultants) represent the difference between the fair value of our common stock and the exercise price of the options at the date of grant. Compensation for options granted to consultants has been determined based upon the fair value of the equity instruments issued and the unvested portion of such option grants is re-measured at each reporting period. The stock-based compensation expense is included in the respective categories of expense in the statement of operations (research and development and general and administrative expenses). We expect to record additional non-cash compensation expense in the future, which may be significant.

Interest Income and Interest Expense

Interest income reflects interest earned on our cash, cash equivalents and marketable securities.

Interest expense reflects interest due on a Loan and Security Agreement under which we made the final payment in 2009, and interest due on a second Loan and Security Agreement which we entered into on May 23, 2011.

Accretion of Preferred Stock

Accretion of preferred stock reflects the periodic accretions of issuance costs, dividends and the investor rights/obligations on the Former Operating Company’s Series B and C redeemable convertible preferred stock and accretion of dividends on the Former Operating Company’s Series A-1, A-2 and A-3 convertible preferred stock.

Critical Accounting Policies and Estimates

The preparation of our financial statement requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and expenses during the reported periods. We believe the following accounting policies are “critical” because they require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates, which would have been reasonable could have been used, which would have resulted in different financial results.

Accrued Clinical Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts we have with parties depend on factors, such as the milestones accomplished, successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. Examples of estimated accrued clinical expenses include:

•                  fees paid to investigative sites and laboratories in connection with clinical studies;

•                  fees paid to CROs in connection with clinical studies, if CROs are used; and

•                  fees paid to contract manufacturers in connection with the production of clinical study materials.

In accruing clinical expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate the cost of these services based on information available to us. If we underestimate or overestimate the cost associated with a trial or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued clinical expenses have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

Research and Development Expenses

We account for research and development costs by expensing such costs to operations as incurred. Research and development costs primarily consist of personnel costs, outsourced research activities, laboratory supplies, and license fees.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts will be expensed as the related goods are delivered or the services are performed. If expectations change such that we do not expect we will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments would be charged to expense.

Stock-based Compensation

We recognize the compensation cost of employee stock-based awards using the straight-line method over the requisite service period of the award, which is typically the vesting period. During the three and nine months ended September 30, 2011 and 2010, we recorded approximately $9,000, $13,000, $77,000, and $70,000, respectively, of employee stock-based compensation expense. We estimate the fair value of each option award using the Black-Scholes-Merton option-pricing model.

In calculating the estimated fair value of our stock options, the Black-Scholes-Merton option-pricing model requires the consideration of the following six variables for purposes of estimating fair value:

•                  The stock option exercise price,

•                  The expected term of the option,

•                  The grant date price of the Company’s Common Stock, which is issuable upon exercise of the option,

•                  The expected volatility of the Company’s Common Stock,

•                  The expected dividends on the Company’s Common Stock, and

•                  The risk-free rate for the expected option term.

The expected term of the stock options granted represents the period of time that options granted are expected to be outstanding. For options granted prior to January 1, 2008, the expected term was calculated using the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. For options granted after January 1, 2008, we calculated the expected term using similar assumptions. The expected volatility is a measure of the amount by our stock price is expected to fluctuate during the term of the options granted. We determine the expected volatility based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option’s expected term. We have never declared or paid any cash dividends on our Common Stock and we do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero. The risk-free interest rate is the implied yield available on U.S. Treasury issues with a remaining life consistent with the option’s expected term on the date of grant. We apply an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and also will impact the amount of stock-based compensation expense in future periods.

The following table presents the grant dates and related exercise prices of stock options granted from January 1, 2009 to September 30, 2011.

Date of Issuance	Nature of Issuance	Number of Shares	Exercise or Purchase Price per Share	Per Share Estimated Fair Value of Common Stock(1)	Per Share Weighted Average Estimated Fair Value of Options(2)
April 9, 2009	Option grant	9,666	$1.20	$1.20	$0.70
December 2, 2009	Option grant	5,000	$1.20	$1.20	$0.68
October 12, 2010	Option grant	256,666	$1.35	$1.35	$0.76
November 30, 2010	Option grant	1,666	$1.35	$1.35	$0.76

(1)  The per share estimated fair value of Common Stock represents the determination by our board of directors of the fair value of our Common Stock as of the date of grant, taking into account various objective and subjective factors and including the results, if applicable, of valuations of our Common Stock as discussed in the pages that follow.

(2)  Our estimate of the per share weighted average fair value for stock option grants was computed based upon the Black-Scholes option-pricing model with the assumptions through December 31, 2010 as disclosed in our financial statements included elsewhere in the Registration Statement.

We have historically granted stock options at exercise prices not less than the fair value of our Common Stock as determined by our board of directors, with input from management. Our board of directors has historically determined, with input from management, the estimated fair value of our Common Stock on the date of grant based on a number of objective and subjective factors, including:

•                  the prices at which we sold shares of convertible Preferred Stock;

•                  the superior rights and preferences of securities senior to our Common Stock at the time of each grant;

•                  the likelihood of achieving a liquidity event such as an initial public offering or sale of our company;

•                  our historical operating and financial performance and the status of our research and product development efforts; and

•                  achievement of enterprise milestones, including our entering into collaboration and license agreements;

Our board of directors also considered valuations provided by management in determining the fair value of our Common Stock. Such valuations were prepared as of December 3, 2008, December 2, 2009, October 1, 2010, June 30, 2011, and September 30, 2011 and valued our Common Stock at $1.05, $1.20, $1.35, $2.96, and $3.22 per share, respectively. The valuations have been used to estimate the fair value of our Common Stock as of each option grant date listed and in calculating stock-based compensation expense. Our board of directors has consistently used the most recent valuation provided by management for determining the fair value of our Common Stock unless a specific event occurs that necessitates an interim valuation.

The valuations were based on the guidance from the Valuation of Privately-Held-Company Equity Securities Issued as Compensation that was developed by staff of the American Institute of Certified Public Accountants and a task force comprising representatives from the appraisal, preparer, public accounting, venture capital, and academic communities. The option-pricing method was selected to value Radius’ Common Stock-based on our stage of development and the degree of uncertainty surrounding the future success of clinical trials for our product candidates. For the valuations prepared as of December 3, 2008, December 2, 2009 and October 1, 2010, the option-pricing method treats common stock and preferred stock as call options on the enterprise’s value, with exercise prices based on the liquidation preference of the preferred stock. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the liquidation preference at the time of a liquidity event (for example, merger of sale), assuming the enterprise has funds available to make a liquidation preference meaningful and collectible by the shareholders.

In the model, the exercise price is based on a comparison with the enterprise value rather than, as in the case of a “regular” call option, a comparison with a per-share stock price. Thus, common stock is considered to be a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred stock is liquidated. We used the Black-Scholes model to price the call option. Under the option-pricing method we had to consider the various terms of the stockholder agreements -including the level of seniority among the securities, dividend policy, conversion ratios, and cash allocations -upon liquidation of the enterprise.

For the valuations prepared as of June 30, 2011 and September 30, 2011, we utilized the probability-weighted expected return method, or PWERM, as outlined in the AICPA Technical Practice Aid, Valuations of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid, which considers the value of preferred and common stock based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (i) when possible future outcomes can be predicted with reasonable certainty; and (ii) when there is a complex capital structure (i.e., several classes of preferred and common stock). We also used this methodology to estimate the fair value of our preferred stock, which we used in the preferred stock extinguishment, discussed in Note 4 to our condensed quarterly financial statements for the period ended September 30, 2011, and to determine the fair value of shares of Series A-6 convertible preferred stock due to Nordic Bioscience at September 30, 2011, as discussed in Note 14 to our condensed quarterly financial statements for the period ended September 30, 2011.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

	Three months		Nine months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Operating expenses:
Research and development	$7,646	$3,061	$28,336	$7,767
General and administrative	1,221	1,035	3,062	2,152
Restructuring	—	470	—	470
Loss from operations	(8,867)	(4,566)	(31,398)	(10,389)
Interest income	2	21	22	68
Other income (expense)	(301)	(5)	(279)	(20)
Interest expense	(258)	—	(366)	—
Net loss	$(9,424)	$(4,550)	$(32,021)	$(10,341)

Three months Ended September 30, 2011 and 2010

	Three months Ended September 30,		Change
	2011	2010	$	%
	(In thousands)
Operating expenses:
Research and development	$7,646	$3,061	$4,585	150%
General and administrative	1,221	1,035	186	18%
Restructuring	—	470	(470)	(100)%

Research and development expenses:  For the three months ended September 30, 2011, research and development expense was $7,646,000 compared to $3,061,000 for the three months ended September 30, 2010, an increase of $4,585,000 and 150%. For the three months ended September 30, 2011, we incurred professional contract services associated with the development of BA058 Injection of $5,051,000 compared to $1,400,000 for the three months ended September 30, 2010. The increase was primarily the result of expenses incurred to initiate our Phase 3 study which began dosing patients in April 2011. We expect this higher level of BA058 Injection expenses to be maintained or increase over the course of the Phase 3 study. However, there will be variability from quarter to quarter driven primarily by the rate of patient enrollment, the euro/dollar exchange rate, and fluctuations in the value of Radius stock issued to Nordic under the Stock Issuance Agreement. Additionally, we incurred $1,620,000 more in contract services associated with the development of BA058 Microneedle Patch in relation to the manufacture of Phase 2 clinical supplies. Offsetting these increases, we spent $26,000 less on RAD140, and $539,000 less for professional contract services associated with the development of RAD1901 in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. We also had reductions in facilities expense of approximately $106,000 for the three months ended September, 2011 compared to the three months ended September 30, 2010. This was attributable to the closure of our lab in September of 2010.

General and administrative expenses:  For the three months ended September 30, 2011, general and administrative expense was $1,221,000 compared to $1,035,000 for the three months ended September 30, 2010, an increase of $186,000 and 18%. The increase is primarily the result of increased legal, accounting, and marketing costs, as well as business insurance.

Restructuring expenses:  We incurred restructuring costs of approximately $470,000 in the three months ended September 30, 2010, primarily related to lease termination costs associated with vacating our laboratory space.  No similar costs were incurred in the three months ended September 30, 2011.

Other income (expense):  For the three months ended September 30, 2011, other expense, net of other income, was $301,000. Other expense primarily reflects changes in the fair value of the Series A-6 Preferred Stock liability from the date of the initial accrual to the reporting date as discussed in Note 14 to our condensed quarterly financial statements for the period ended September 30, 2011.

Interest expense:  For the three months ended September 30, 2011, interest expense was $258,000. Interest expense reflects interest due on our Loan and Security Agreement with Oxford Finance Group and General Electric Capital Corporation that was effective on May 23, 2011. No similar costs were incurred in the three months ended September 30, 2011.

Nine months Ended September 30, 2011 and 2010

	Nine months Ended September 30		Change
	2011	2010	$	%
	(In thousands)
Operating expenses:
Research and development	$28,336	$7,767	$20,569	265%
General and administrative	3,062	2,152	910	42%
Restructuring	—	470	(470)	(100)%

Research and development expenses:    For the nine months ended September 30, 2011, research and development expense was $28,336,000 compared to $7,767,000 for the nine months ended September 30, 2010, an increase of $20,569,000 and 265%. For the nine months ended September 30, 2011, we incurred professional contract services associated with the development of BA058 Injection of $21,825,000 compared to $2,061,000 for the nine months ended September 30, 2010. The increase was primarily the result of expenses incurred to initiate our Phase 3 study which began dosing of patients in April 2011. We expect this higher level of BA058 Injection expenses to be maintained or increase over the course of the Phase 3 study. However, there will be variability from quarter to quarter driven primarily by the rate of patient enrollment, the euro/dollar exchange rate, and fluctuations in the value of Radius stock issued to Nordic under the Stock Issuance Agreement. Additionally, we incurred $3,521,000 more in contract services associated with the development of BA058 Microneedle Patch in relation to the manufacture of toxicology and Phase 2 clinical supplies. Offsetting these increases, we spent $290,000 less on RAD140, and $1,579,000 less for professional contract services associated with the development of RAD1901 in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. We also had reductions in facilities expenses of approximately $410,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. These reductions were attributable to the closure of our lab in September of 2010.

General and administrative expenses:  For the nine months ended September 30, 2011, general and administrative expense was $3,062,000 compared to $2,152,000 for the nine months ended September 30, 2010, an increase of $910,000 and 42%. The increase is primarily the result of increased legal, accounting, and marketing costs, as well as business insurance.

Restructuring expenses:  We incurred restructuring costs of approximately $470,000 in the nine months ended September 30, 2010, primarily related to lease termination costs associated with vacating our laboratory space. No similar costs were incurred in the nine months ended September 30, 2011.

Other income (expense):  For the nine months ended September 30, 2011, other expense, net of other income, was $279,000. Other expense primarily reflects changes in the fair value of the Series A-6 Preferred Stock liability from the date of the initial accrual to the reporting date as discussed in Note 14 to our condensed quarterly financial statements for the period ended September 30, 2011.

Interest expense: For the nine months ended September 30, 2011 interest expense was $366,000.  Interest expense reflects interest due on our Loan and Security Agreement with Oxford Finance Group and General Electric Capital Corporation that was effective on May 23, 2011. No similar costs were incurred in the nine months ended September 30, 2011.

Liquidity and Capital resources

From inception to September 30, 2011, we have incurred an accumulated deficit of $111,905,000, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities.

We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5,000,000 in fees associated with an option agreement. Total cash, cash equivalents and marketable securities as of September 30, 2011 was $19,939,000.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine months ended September 30,		Change
	2011	2010	$	%
	(In thousands)
Net cash provided by (used in):
Operating activities	$(24,627)	$(9,363)	$(15,624)	163%
Investing activities	7,906	10,739	(2,833)	(26)%
Financing activities	$26,078	—	$26,078	100%

Net increase in cash and cash equivalents	$9,357	$1,376	$7,981	580%

Cash Flows From Operating Activities

The increase of $15,624,000 in net cash used in operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily associated with an increase in net loss and net changes in working capital related to expenses incurred to initiate the Phase 3 clinical study for BA058 Injection. The changes in working capital included a $2,961,000 increase in prepaid expenses, a $1,360,000 increase in accounts payable and a $75,000 decrease in accrued expenses, all of which were attributable due to the timing of payments made in connection with our Phase 3 clinical study for BA058 Injection.

Cash Flows From Investing Activities

Net cash provided by investing activities decreased by $2,833,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease was primarily a result of a $2,803,000 decrease in cash proceeds from the maturities of investments, net of purchases, in the three months ended September 30, 2011.

Our investing cash flows will be impacted by the timing of purchases and sales of marketable securities. All of our marketable securities have contractual maturities of less than one year. Due to the short-term nature of our marketable securities, we would not expect our operational results or cash flows to be significantly affected by a change in market interest rates due to the short-term duration of our investments.

Cash Flows From Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2011 included $20,098,000 of proceeds, net of issuance costs, from the first closing of the Series A-1 and Series A-5 financings, $5,883,000 of proceeds, net of issuance costs, from the Loan and Security Agreement with Oxford Finance Group and General Electric Capital Corporation, and $153,000 of net proceeds from stock option exercises.

There were no significant cash flows from financing activities for the nine months ended September 30, 2010.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and potential collaboration agreements. Through September 30, 2011, a significant portion of our financing has been through private placements of Preferred Stock, as well as drawings under a term loan facility. We will seek to continue to fund operations from cash on hand and through additional equity and/or debt financing and potential collaboration agreements. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our existing resources, which include the $21,428,000 of proceeds from the first closing of the Series A-1 Financing on May 17, 2011 and an irrevocable legally binding commitment effective May 11, 2011, for additional proceeds of $42,857,000 from the issuance of Series A-1 in two additional closings which are expected to take place in 2011, as well as a term loan of an aggregate principal amount of up to $25,000,000, $6,250,000 of which was drawn on May 23, 2011 and is repayable over a term of 42 months, we believe that we have sufficient capital to fund our operations into the first quarter of 2013, but will need additional financing thereafter until we can achieve profitability, if ever.

Financings

Through September 30, 2011, we received aggregate net cash proceeds of $126.3 million from the sale of shares of our preferred stock as follows:

Issue	Year	No. Shares	Net Proceeds (in thousands)
Series B redeemable convertible preferred stock	2003, 2004, 2005	1,599,997	23,775
Series C redeemable convertible preferred stock	2006, 2007, 2008	10,146,629	82,096
Series A-1 convertible preferred stock	2011	3,959,351	19,927
Series A-5 convertible preferred stock	2011	64,430	525
		15,770,407	$126,323

On May 11, 2011 accredited investors in a Series A-1 convertible preferred stock financing (“Series A-1 Private Placement”) entered into an irrevocable legally binding commitment to purchase $64,285,000 million of Series A-1 Preferred Stock in three closings. The first closing of the Series A-1 Private Placement occurred on May 17, 2011 and we received gross proceeds of approximately $21,428,000 through the sale of 2,631,845 shares of Series A-1 Preferred Stock. Those shares were exchanged in the Merger for an aggregate of 263,177 shares of Series A-1 Preferred Stock. Shares of the Series A-1 Preferred Stock are convertible, in whole or in part, at the option of the holder at any time into shares of our Common Stock initially on a one-for-ten basis at an initial conversion price of $8.142 per share.

The Series A-1 Private Placement provides for additional Stage II and Stage III closings upon notice by us to the same accredited investors for an additional 526,358 shares of Series A-1 Preferred Stock in consideration of gross proceeds of an additional $42,857,000. We expect to affect the Stage II and Stage III closings in 2011. Concurrently with the Stage I Closing of the Series A-1 Private Placement, we issued 64,430 shares of Series A-5 Preferred Stock to Nordic for gross proceeds of approximately $525,000. These shares were exchanged in the Merger for 6,443 shares of Series A-5 convertible preferred stock.

On May 23, 2011, we entered into a Loan and Security Agreement with GECC as agent and a lender, and Oxford, as a lender, pursuant to which the Lenders agreed to make available to the Company $25,000,000 in the aggregate over three term loans. The Initial Term Loan was made on May 23, 2011 in an aggregate principal amount equal to $6,250,000 and is repayable over a term of 42 months, including a six month interest only period. The Initial Term Loan bears interest at 10%. Pursuant to the Agreement, we may request two (2) additional term loans, the first, which must be funded not later than November 23, 2011, in an aggregate principal amount equal to $6,250,000 and the second, which must be funded not later than May 23, 2012, in an aggregate principal amount equal to $12,500,000. In the event the Second Term Loan is not funded on or before November 23, 2011, the Lenders’ commitment to make the Second Term Loan shall be terminated and the total commitment shall be reduced by $6,250,000. In the event the Third Term Loan is not funded on or before May 23, 2012, the Lenders’ commitment to make the Third Term Loan shall be terminated and the total commitment shall be further reduced by $12,500,000. Pursuant to the agreement, we agreed to issue to the Lenders (or their respective affiliates or designees) the Warrants to purchase in the aggregate a number of shares of our Series A-1 Preferred Stock equal to the quotient of (a) the product of (i) the amount of the applicable term loan multiplied by (ii) four percent (4%) divided by (b) the exercise price equal to $81.42 per share. The exercise period of each Warrant to be issued will expire ten (10) years from the date such Warrants are issued. On May 23, 2011, the Company issued a Warrant to each of GECC and Oxford for the purchase of 3,070 shares of Series A-1 Preferred Stock.

Research and Development Agreements:

We entered into a letter of intent with Nordic (the “Letter of Intent”) on September 3, 2010, pursuant to which we funded preparatory work by Nordic in respect of a Phase 3 clinical study of BA058 Injection. The Letter of Intent was extended on December 15, 2010 and on January 31, 2011. On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the “Work Statement”) under such Clinical Trial Services Agreement and a related Stock Issuance Agreement, as amended. Pursuant to the Work Statement, Nordic is managing the Phase 3 clinical study (“Clinical Study”) of BA058 Injection and Nordic will be compensated for such services in a combination of cash and shares of Series A-6 convertible preferred stock.

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

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6 convertible preferred stock, having an aggregate value of up to €36,814,531 (the “Series A-5 Accruing Dividend”). This right to receive the Series A-5 Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of Series A-5 preferred stock or in the event the shares of Series A-5 Preferred Stock are converted into common stock in accordance with the Company’s amended certificate of incorporation. As of September 30, 2011, 115,974 shares of Series A-6 preferred stock are due to Nordic.

The Company recorded $10,606,000 of research and development expense in the nine-month period ended September 30, 2011 reflecting costs incurred for preparatory and other start-up costs to initiate the Clinical Study in April 2011. The Company recorded an additional $1,554,000 and $2,007,000 of research and development expense in the three- and nine-month periods ended September 30, 2011, respectively, for per-patient costs incurred for patients that had enrolled in the Clinical Study as of September 30, 2011. As of September 30, 2011, in addition to the $7,306,000 liability that is reflected in other liabilities on the Balance Sheet that will be settled in shares of Series A-6 Preferred Stock, as noted above, the Company has an asset resulting from payments to Nordic of approximately $3,157,000 that is included in prepaid expenses on the Balance Sheet.

The Company is also responsible for certain pass through costs in connection with the Clinical Study. The Company recognized research and development expense of $2,536,000 and $4,897,000 for pass through costs in the three- and nine-month periods ended September 30, 2011.

License Agreement Obligations

BA058

In September, 2005, we exclusively licensed the worldwide rights (except Japan) to BA058 and analogs from Ipsen. Of particular relevance, our licensed US Patent No. 5,969,095, (effective filing date 3/29/1996, statutory term expires 3/29/2016) entitled “Analogs of Parathyroid Hormone” that claims BA058 and US Patent No. 6,544,949, (effective filing date 3/29/1996, statutory term expires 3/29/2016) entitled “Analogs of Parathyroid Hormone” that claims methods of treating osteoporosis using BA058 and pharmaceutical compositions comprising BA058, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to BA058 including rights to the jointly derived intellectual property contained in US7803770, (effective filing date 10/3/2007, statutory term expires 10/3/2027, plus 175 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patent applications both in the United States and worldwide (excluding Japan) that cover the method of treating osteoporosis using the phase 3 clinical dosage strength and form. In consideration for the rights to BA058 and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $1,000,000 US dollars. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10,000,000 to €36,000,000. Should BA058 become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed 5% royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the licensed patents, barring any extension thereof, is expected to be 3/26/2028. In the event that we sublicense BA058 to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense).  The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. Effective May 11, 2011, Ipsen agreed to accept shares of Series A-1 Preferred Stock in lieu of a cash milestone payment of €1,000,000. We issued 173,263 shares of Series A-1 Preferred Stock to Ipsen on May 17, 2011 to settle the liability. These shares were exchanged in the Merger for an aggregate of 17,326 shares of Series A-1 Convertible Preferred Stock. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

RAD1901

In June, 2006, we exclusively licensed the worldwide rights (except Japan) to RAD1901 from Eisai. In particular, we have licensed US Patent No. 7,612,114 (effective filing date 12/25/2003, statutory term extended to 8/18/26 with 967 days of patent term adjustment due to delays by the USPTO). In consideration for the rights to RAD1901 and in recognition of certain milestones having been met to date, we have paid to Eisai an aggregate amount of $1,500,000 US dollars. The range of milestone payments that could be paid under the agreement is $1,000,000 to $20,000,000. The license agreement further requires Radius to make payments upon the achievement of certain future clinical and regulatory milestones. Should RAD1901 become commercialized, we will be obligated to pay to Eisai a royalty in a variable mid-single digit range based on net sales of the product on a country by country basis for a period that expires on the later of (i) date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (ii) a period of 10 years after the first commercial sale of the licensed products in such country unless it is sooner terminated. The latest valid claim to expire, barring any extension thereof, is expected in 8/18/2026. The royalty rate shall then be subject to reduction and the royalty obligation will expire at such time as sales of lawful generic version of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound. We were also granted the right to sublicense with prior written approval from Eisai, but subject to a right of first negotiation held by Eisai if we seek to grant sublicenses limited to particular Asian countries. If we sublicense RAD1901 to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee and royalties in a variable mid-single digit range based on net sales of the sublicensee. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

Internal Control Over Financial Reporting

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. In connection with our becoming a public company, we intend to hire additional accounting personnel with public company and SEC reporting experience and to focus on implementing appropriate internal controls and other procedures.

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

We are also exposed to market risk related to changes in interest rates. As of September 30, 2011 and December 31, 2010, we had cash, cash equivalents and short-term investments of $19,939,000 and $18,551,000, respectively, consisting of money market funds, U.S. Treasuries, Certificates of Deposit and cash equivalents. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we would not expect our operations results or cash flows to be affected by any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any hard to value investment securities or securities for which a market is not readily available or active.

In addition, the amounts outstanding under Initial Term Loan from GECC and Oxford are fixed at an annual interest rate of 10%. The Loan and Security Agreement entered into with GECC and Oxford in May of 2011 allows for additional borrowings in the form of two additional term loans. In the event, we enter into the additional term loans, the interest rate will be the greater of (i) 10% or (ii) the sum of (a) the three year Treasury Rate as published the Board of Governors of the Federal Reserve System in Federal Reserve Statistical Release H.15 entitled “Selected Interest Rates”, plus (b) 9.19%. In the event we make additional borrowings under the Loan and Security Agreement, changes in the three year Treasury Rate may increase the interest rates we would pay on such term loans and increase our cost of capital which may have a significant impact to our financial condition.

We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

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

Risks Relating to our Securities

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never be consistently profitable.  We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of September 30, 2011, we had an accumulated deficit of $111.9 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of BA058 Injection and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

For so long as shares of our Preferred Stock remain outstanding, if we are sold in a transaction yielding less than the liquidation preference payable in the aggregate to holders of outstanding Preferred Stock, holders of our Common Stock may not receive any proceeds from such transaction and may lose their investment entirely.   As of September 30, 2011, we have 592,581 shares of Common Stock; 413,254 shares of Series A-1; 983,208 shares of Series A-2; 142,227 shares of Series A-3 3,998 shares of Series A-4; 6,443 shares of Series A-5; assumed warrants to acquire 3,388 shares of Series A-1 Preferred Stock; and assumed warrants to acquire 266 shares of Common Stock. As more fully described herein and in our Certificate of Incorporation, shares of our Preferred Stock outstanding at the time of a sale or liquidation of the Company will have a right to receive proceeds, if any, from any such transactions, before any payments are made to holders of our Common Stock. In the event that there are not enough proceeds to satisfy the entire liquidation preference of our Preferred Stock, holders of our Common Stock will receive nothing in respect of their equity holdings in the Company.

Risks Relating to our Business

We currently have no product revenues and will need to raise additional capital to operate our business. To date, we have generated no product revenues.  Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for its product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are BA058, RAD1901, and RAD140, and none of these products is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, licensing fees and grants and potentially, future offerings of our Common Stock or Preferred Stock. Currently, we believe that our cash balance as of September 30, 2011, which includes the $20.4 million in net proceeds received on May 17, 2011 from the first closing of the Series A-1 Financing, plus the proceeds of the two subsequent closings of the Series A-1 Financing which are available to us with no closing or other conditions, are sufficient to fund our operations into the second quarter of 2012. However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional candidates and changes in regulation.

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

We are not currently profitable and may never become profitable. We have a history of net losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. For the years ended December 31, 2010 and 2009, we had a net loss of $14.6 million and $15.1 million, respectively. As of September 30, 2011 we had an accumulated deficit of approximately $111.9 million. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•continue to undertake pre-clinical development and clinical trials for product candidates;

•seek regulatory approvals for product candidates;

•implement additional internal systems and infrastructure; and

•hire additional personnel.

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

•continuing to undertake pre-clinical development and clinical trials;

•participating in regulatory approval processes;

•formulating and manufacturing products; and

•conducting sales and marketing activities.

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

We are heavily dependent on the success of the BA058 Injection, which is still under clinical development. We cannot be certain that BA058 Injection will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. BA058 Injection is our only product candidate in late stage development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market BA058 Injection in the United States until it receives approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until it receives the requisite approval from such countries. In addition, the approval of BA058 Microneedle Patch as a follow-on product is dependent on an earlier approval of BA058 Injection. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of BA058 Injection for many reasons, including:

•we may not be able to demonstrate that BA058 is safe and effective as a treatment for osteoporosis to the satisfaction of the FDA;

•the results of its clinical studies may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•the FDA may disagree with the number, design, size, conduct or implementation of our clinical studies;

•the clinical research organization, or CRO, that we retain to conduct clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

•the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that BA058’s clinical and other benefits outweigh its safety risks;

•the FDA may disagree with our interpretation of data from our preclinical studies and clinical studies or may require that we conduct additional studies;

•the FDA may not accept data generated at its clinical study sites;

•if our NDA is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical studies, limitations on approved labeling or distribution and use restrictions;

•the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval;

•the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or

•the FDA may change its approval policies or adopt new regulations.

Before we submit an NDA to the FDA for BA058 as a treatment for osteoporosis, we must initiate and complete our pivotal Phase 3 study, a thorough QT study (a study designed to assess the potential arrhythmia liability of a drug by measuring the effect on the start to finish time of the ventricular main part of the cardiac contraction, also known as the QT interval), a renal safety study, an osteosarcoma study in rats, and bone quality studies in rats and monkeys. We have not commenced all of these required studies and the results of these studies will have an important bearing on the approval of BA058. In addition to fracture and BMD, our pivotal Phase 3 study will measure a number of other potential safety indicators, including anti-BA058 antibodies which will have an important bearing on the approval of BA058. In addition, the results from the rat carcinogenicity study, which includes hPTH(1-34), a daily subcutaneous injection of recombinant human parathyroid hormone as a comparator, may show that BA058 dosing results in more osteosarcomas than PTH which may have a material adverse bearing on approval of BA058.

If we do not obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate, we will not be able to sell our product candidates. We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates (BA058, RAD1901, and RAD140), or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review. Delays in obtaining regulatory approvals may:

•delay commercialization of, and our ability to derive product revenues from, our product candidate;

•impose costly procedures on us; and

•diminish any competitive advantages that we may otherwise enjoy.

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

Clinical trials are very expensive, time-consuming and difficult to design and implement. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. A substantial portion of our BA058 development costs are denominated in euro and any adverse movement in the dollar/euro exchange rate will result in increased costs and require us to raise additional capital to complete the development of our products. The clinical trial process is also time consuming. We estimate that clinical trials of BA058 Injection will take at least three years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•unforeseen safety issues;

•determination of dosing issues;

•lack of effectiveness during clinical trials;

•slower than expected rates of patient recruitment;

•inability to monitor patients adequately during or after treatment; and

•inability or unwillingness of medical investigators to follow our clinical protocols.

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

Physicians and patients may not accept and use our drugs. Even if the FDA approves one or more of our product candidates, physicians and patients may not accept and use it. Acceptance and use of our product will depend upon a number of factors including:

•perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug;

•cost-effectiveness of our product relative to competing products;

•availability of reimbursement for our product from government or other healthcare payers; and

•effectiveness of marketing and distribution efforts by us and its licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of its product revenues for the foreseeable future, the failure of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

Our drug-development program depends upon third-party researcher, investigators and collaborators who are outside our control. We depend upon independent researchers, investigators and collaborators, such as Nordic Bioscience Clinical Development VII A/S (“Nordic”), to conduct our pre-clinical and clinical trials under agreements with us. These third parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist competitors at our expense, our competitive position would be harmed.

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

We depend on a number of single source contract manufacturers to supply key components of BA058. For instance, we depend on Lonza Group Ltd. (“Lonza”), which produces supplies of bulk drug product of BA058 to support the BA058 Injection and BA058 Microneedle Patch clinical studies and potential commercial launch. We also depend on Beaufort Ipsen Industrie S.A.S. and its subcontractor VETTER Pharma Fertigung GmbH & Co (“Vetter”) for the production of finished supplies of BA058 Injection and we depend on 3M for the production of BA058 Microneedle Patch. Because of our dependence on Vetter for the “fill and finish”

part of the manufacturing process for BA058 Injection, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of BA058 to meet the needs of our clinical studies or be able to scale to commercial production of BA058. Because the manufacturing process for BA058 Microneedle Patch requires the use of 3M’s proprietary technology, 3M is our sole source for finished supplies of BA058 Microneedle Patch.

While we are currently in discussions, to date, neither we nor our collaborators have entered into a long-term agreement with Lonza, Vetter or 3M, who each currently produces BA058 product on a purchase order basis for us. Accordingly, Lonza, Vetter and 3M could terminate their relationship at any time and for any reason. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce BA058 in required quantities, on a timely basis or at all, our business and financial condition would be materially harmed. If any of our current product candidates or any product candidates we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture its drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute its products.

•Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We does not have control over third-party manufacturers’ compliance with these regulations and standards.

•If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have oncology compounds already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•developing drugs;

•undertaking pre-clinical testing and human clinical trials;

•obtaining FDA and other regulatory approvals of drugs;

•formulating and manufacturing drugs; and

•launching, marketing and selling drugs.

Developments by competitors may render our products or technologies obsolete or non-competitive. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Some of the drugs that we are attempting to develop, such as BA058, RAD1901 and RAD140 will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations, and therefore, we may not be able to hire or retain qualified personnel to run all facets of our business.

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

Patents covering BA058 as a composition of matter have been issued in the United States (US patent No. 5,969,095), Europe and several additional countries.  Because the BA058 composition of matter case was filed in 1996, it is expected to have a normal expiry of approximately 2016 in the United States (this date does not include the possibility of Hatch-Waxman patent term extension of up to 5 years) and additional countries where it has issued.

We and Ipsen Pharma SAS (Ipsen SAS) are also coassignees to US patent No. 7,803,770 that we believe provides exclusivity until 2028 in the United States (absent any extensions) for the method of treating osteoporosis with the intended therapeutic dose for BA058 Injection. Because patents are both highly technical and legal documents that are frequently subject to intense litigation pressure, there is risk that one or more of the issued patents that are believed to cover BA058 Injection when marketed will be found to be invalid, unenforceable and/or not infringed.  In the absence of product exclusivity in the market, there is a high likelihood of multiple competitors selling the same product with a corresponding drop in pricing power and/or sales volume.

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

Patents covering RAD1901 as a composition of matter have been issued in the United States, Australia and is pending in Europe and several additional countries.  The RAD1901 composition of matter patent in the United States expires in 2026 (not including any Hatch-Waxman extension).  Additional patent applications relating to methods of treating vasomotor symptoms, clinical dosage strengths and combination treatment modalities all covering RAD1901 have been filed.  Since patents are both highly technical and legal documents that are frequently subject to intense litigation pressure, there is risk that one or more of the issued patents that are believed to cover RAD1901 when marketed will be found to be invalid, unenforceable and/or not infringed when subject to said litigation.  In the absence of product exclusivity in the market, there is a high likelihood of multiple competitors selling the same product with a corresponding drop in pricing power and/or sales volume.  Pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of any claimed invention before that patent office are not always predictable.  As a result, we could encounter challenges or difficulties in building, maintaining and/or defending its intellectual property rights protecting and defending our intellectual property both in the United States and abroad.

Patent applications covering RAD140 and other SARM compounds that are part of the SARM portfolio have been filed in the United States and elsewhere.  Since the RAD140 composition of matter case was effectively filed in 2009, if issued, it is expected to have a normal expiry of approximately 2029 in the United States (this does not include the possibility of United States Patent and Trademark Office (USPTO) patent term adjustment or Hatch-Waxman extension) and additional countries if/when it issues.  Since patents are both highly technical and legal documents that are frequently subject to intense litigation pressure, there is risk that even if one or more RAD140 patents does issue and is asserted that the patent(s) will be found invalid, unenforceable and/or not infringed when subject to said litigation.  Finally, the intellectual property laws and practices can vary considerably from one country to another and also can change with time.  As a result, we could encounter challenges or difficulties in building, maintaining and/or defending its intellectual property rights protecting and defending our intellectual property both in the United States and abroad.

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

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.  If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

•obtain licenses, which may not be available on commercially reasonable terms, if at all;

•abandon an infringing drug candidate;

•redesign its products or processes to avoid infringement;

•stop using the subject matter claimed in the patents held by others;

•pay damages; or

•defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of its financial and management resources.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.  Our ability to commercialize its drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

•government and health administration authorities;

•private health maintenance organizations and health insurers; and

•other healthcare payers.

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

Item 2.                                                           Unregistered Sales Of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011-July 31, 2011	0	N/A	N/A	N/A
Aug. 1, 2011-Aug. 31 2011	0	N/A	N/A	N/A
Sept. 1, 2011-Sept. 30, 2011	0	N/A	N/A	N/A
Total	0	N/A	N/A	N/A

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Removed and Reserved

Item 5.                                                           Other Information

None.

Item 6.                                                           Exhibits.

The following is an index of the exhibits included in this report:

Exhibit
No.	Description

3.1	Certificate of Incorporation, as amended(1)

3.2	By-Laws(2)

4.1	Amended and Restated Stockholders’ Agreement, dated May 17, 2011, by and among the Company, as successor to Radius Health, Inc., and the Stockholders listed therein(3)

31.1

Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2011

31.2

Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2011

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Radius Health, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extenisble Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statement of Operations, (iii) the Condensed Statements of Cash Flows and (iv) the Notes to Unaudited Financial Statements

(1)                                  Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 2011.

(2)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2011.

(3)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed October 24, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ C. Richard Lyttle
C. Richard Lyttle
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011

RADIUS HEALTH, INC.

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 14, 2011