Form 10-K
period 2011-12-31
Radius Health, Inc.
filed 2012-02-06
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-53173

Radius Health, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0145732 (I.R.S. Employer Identification No.)
201 Broadway, 6th Floor Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)

617-551-4700
(Registrant's telephone number, including area code)

         Securities issued pursuant to Section 12(b) of the Act: None

         Securities issued pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The registrant's common equity was not publicly-traded as of the last business day of its most recently completed second fiscal quarter.

         Number of shares outstanding of the registrant's common stock, par value $0.0001 per share, as of February 3, 2012: 675,897

Radius Health, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report, including in the sections titled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "continue," "should," "would," "could," "potentially," "will," "may" or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include, among other things, statements about:

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

  •
  our ability to manufacture sufficient amounts of BA058, RAD1901 and RAD140 for commercialization activities with target characteristics;

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

  •
  our ability to attract and motivate key personnel; and

  •
  other factors discussed elsewhere in this report.

        The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, our ability to attract and retain customers, our development activities and those other factors we discuss in Item 1A of this Annual Report on Form 10-K under the caption "Risk Factors." You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. These risk factors are not exhaustive and other sections of this report may include additional factors which could adversely impact our business and financial performance.

        You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes set forth in this report.

 CURRENCY AND CONVERSIONS

        In this report, references to "dollar" or "$" are to the legal currency of the United States, and references to "euro" or "€" are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of December 30, 2011, which was €1.00 = $1.2973. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

        Trademarks appearing in this report are the property of their respective holders.

PART I

ITEM 1.    BUSINESS.

        Unless otherwise provided in this report, all references in this report to "we," "us," "our company," "our," or the "Company" refer to Radius Health, Inc. after giving effect to the Merger and the Short-Form Merger (each as defined under "Corporate Information" below).

  Overview

        We are a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women's health conditions. Our lead product candidate is BA058, a novel synthetic peptide analog of human parathyroid hormone-related protein, or hPTHrP, a naturally-occurring bone building hormone. We are developing BA058 as a treatment for osteoporosis in both injection and transdermal methods of administration. Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, which can lead to an increase in fractures. We believe that BA058 stimulates the rapid formation of new, high-quality bone in patients suffering from osteoporosis and may restore bone mineral density, or BMD, in these patients into the normal reference range.

        In August 2009, we announced positive Phase 2 data that showed BA058 Injection produced faster and greater BMD increases at the spine and the hip after six months and 12 months of treatment with substantially less hypercalcemia effect than did Forteo, the only approved anabolic agent for the treatment of osteoporosis in the United States. Specifically, our study demonstrated that total analyzable hip BMD showed a more than five-fold benefit of BA058 at a dose of 80µg over Forteo after six months, and BA058 at a dose of 80µg increased mean lumbar spine BMD by 6.7% at six months, compared to 5.5% with Forteo, and by 12.9% at 12 months, compared to 8.6% with Forteo. We believe that BA058 has the following potential advantages over other approved agents for the treatment of osteoporosis:

  •
  greater efficacy;

  •
  faster benefit for building bone;

  •
  shorter treatment duration;

  •
  less hypercalcemia;

  •
  no additional safety risks; and

  •
  no refrigeration required in use.

        In April 2011, we began dosing patients in a pivotal, multinational Phase 3 clinical study designed to show that BA058 Injection prevents new vertebral fracture compared to placebo. We expect to report top-line data from this Phase 3 clinical study in the first half of 2014.

        We are also developing BA058 Microneedle Patch, a short wear time, transdermal form of BA058 that is delivered using a microneedle technology from 3M Drug Delivery Systems, or 3M. We believe the BA058 Microneedle Patch may eliminate the need for daily injections, lead to better treatment compliance for patients and expand the existing market. We reported the following top-line results from a Phase 1b study in December 2011:

  •
  rapid release of BA058 from the microneedle patch;

  •
  peak transdermal drug levels consistent with BA058 Injection;

  •
  faster time to peak concentration, and faster elimination in plasma, compared to BA058 Injection;

  •
  increase in the bone-formation marker procollagen type 1N-terminal propeptide, or P1NP, in serum after seven days of exposure, consistent with bone-building activity; and

  •
  identification of optimal wear time of five minutes or less, and effective sites of application.

        The National Osteoporosis Foundation, or the NOF, has estimated that 10 million people in the United States, comprising eight million women and two million men, are already diagnosed with osteoporosis, and another 34 million have low bone mass placing them at increased risk for osteoporosis. In addition, the NOF has estimated that osteoporosis was responsible for more than two million fractures in the United States in 2005 resulting in an estimated $19 billion in costs. The NOF expects that the number of fractures due to osteoporosis will rise to three million by 2025.

        There are two main types of osteoporosis drugs currently available in the United States, anti-resorptive agents and anabolic agents. Anti-resorptive agents act to prevent further bone loss by inhibiting the breakdown of bone whereas anabolic agents stimulate bone formation to build new, high-quality bone. We believe there is a large unmet need in the market for osteoporosis treatment because existing therapies have shortcomings in efficacy, tolerability and convenience. For example, the current standard of care, biophosphonates, an anti-resorptive agent, has been associated with infrequent but serious adverse events, or SAEs, such as osteonecrosis of the jaw, atrial fibrillation and anomalous fractures, especially of long bones, resulting from "frozen bone." These atypical fractures have created increasing concern with physicians and patients. Many physicians are seeking alternatives to current anti-resorptive therapies, which we believe will drive greater demand for bone anabolic agents in the future. We believe there is a significant opportunity for a new anabolic agent, such as BA058, that will increase BMD to a greater degree and at a faster rate than other approved drugs for the treatment of osteoporosis with added advantages in convenience and safety.

        We are also developing RAD1901, a selective estrogen receptor modulator, or SERM, which we license from Eisai Co. Ltd., or Eisai in 2006. We previously completed an initial one month Phase 2a clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. Our third product candidate, RAD140, is in preclinical development. RAD140, a selective androgen receptor modulator, or SARM, is an orally-active androgen agonist on muscle and bone and is a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis.

OUR PRODUCT CANDIDATES

OUR STRATEGY

        We plan to build a biopharmaceutical company focused on developing new therapeutics for osteoporosis and other women's health conditions by:

  •
  completing the pivotal Phase 3 clinical study of BA058 Injection for the treatment of osteoporosis in the first half of 2014;

  •
  pursuing the clinical development of BA058 Microneedle Patch as a follow-on product for the treatment of osteoporosis;

  •
  seeking regulatory approval of BA058 Injection and BA058 Microneedle Patch for the treatment of osteoporosis if the clinical trials for these product candidates are successful, initially in the United States and subsequently in Europe;

  •
  potentially collaborating with third parties for the worldwide commercialization of BA058 (except Japan);

  •
  pursuing the potential application of BA058 in the moderate osteoporosis market, as well as the fracture healing market;

  •
  potentially collaborating with third parties for the further development and commercialization of RAD1901 and RAD140 on a worldwide basis; and

  •
  building a strong management team and board of directors with significant pharmaceutical development, regulatory and commercial experience.

BACKGROUND ON OSTEOPOROSIS

        Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, which can lead to an increase in fractures. A bone density test is the only non-invasive test that can diagnose osteoporosis before a broken bone occurs and is reported using t-scores. The test uses a procedure called bone densitometry, or DXA, which is performed in the radiology or nuclear medicine departments of hospitals or clinics. A BMD t-score is the number of standard deviations above or below the mean BMD for a healthy 30 year old adult of the same sex and ethnicity as the patient. A t-score of -1.0 or above implies normal bone density, whereas a t-score of -2.5 or below implies a diagnosis of osteoporosis.

        Worldwide, osteoporosis affects an estimated 200 million women according to the International Osteoporosis Foundation, or IOF. Many individuals may have osteoporosis but do not know it. The Office of the Surgeon General of the United States has said that based on survey results by The National Health and Nutrition Examination Survey, or NHANES, testing at the hip showed that four times as many men (four percent) and 2.5 times as many women (26%) actually had osteoporosis than reported that they had the disease. All bones become more fragile and susceptible to fracture as the disease progresses. People tend to be unaware that their bones are getting weaker, and a person with osteoporosis can fracture a bone from even a minor fall.

        Fractures due to osteoporosis are most likely to occur in the hip, spine and wrist. The IOF has estimated that 1.6 million hip fractures occur worldwide each year, and by 2050 this number could reach between 4.5 and 6.3 million. According to the NOF:

  •
  osteoporosis was responsible for more than two million fractures in the United States in 2005;

  •
  vertebral (spinal) fractures may result in severe back pain, loss of height or spinal deformities;

  •
  there were approximately 293,000 Americans age 45 and over admitted to hospitals in 2005 with a fracture of the femoral neck, a common type of hip fracture that is associated with osteoporosis;

  •
  a women's lifetime risk of a hip fracture is equal to her combined risk of breast, uterine and ovarian cancer; and

  •
  an average of 24% of hip fracture patients aged 50 and over die in the year following their fracture, while an additional 20% of patients who were ambulatory before their hip fracture require long-term care.

        The debilitating effects of osteoporosis have substantial costs. Loss of mobility, admission to nursing homes and dependence on caregivers are all common consequences of osteoporosis. The NOF has estimated that osteoporosis-related fractures were responsible for $19 billion in costs in 2005.

        The prevalence of osteoporosis is growing and, according to the NOF, is significantly under-recognized and under-treated in the population. While the aging of the population is a primary driver of an increase in cases, osteoporosis is also increasing from the use of drugs that induce bone loss, such as chronic use of glucocorticoids for asthma, aromatase inhibitors that are increasingly used for breast cancer and the hormone therapies used for prostate cancer.

        The range of treatment and prevention options for osteoporosis has expanded in recent years from anti-resorptive drugs that act to prevent bone loss by blocking bone resorption, which is the process by which bone is broken down in the body and the resulting minerals, including calcium, are released into the blood, to include bisphosphonates, SERMs, calcitonins, and most recently in 2010, a genetic-based therapy known as receptor activator of nuclear factor kappa-B ligand, known as a RANKL inhibitor. Bisphosphonates remain the current standard of care, led by Actonel, Boniva and Fosamax. Generic versions of Fosamax (alendronate) became available in the United States in 2008 and have now gained market share from branded oral bisphosphonates.

        The only anabolic drug approved in the United States for osteoporosis is Forteo, which was approved by the U.S. Food and Drug Administration, or FDA, in December 2002. In 2011, the medical journal, Osteoporosis International, published results of a study indicating that patients' preferences for osteoporosis medications are strongly influenced by the mode of administration. In particular, when given the choice of subcutaneously injected Forteo versus other therapies, patients preferred the alternative drugs over Forteo, which requires once-daily, self-administered injections and must be refrigerated for storage between uses. We believe that this research suggests that there is a substantial opportunity to optimize patient outcomes and expand the market by improved treatment compliance with a bone anabolic drug that offers an alternative to daily injection, is stable at room temperature and requires a shorter treatment duration, such as BA058 Microneedle Patch. Forteo had worldwide sales of $594 million in 2006 and $950 million in 2011.

BA058

Overview

        BA058 is a novel synthetic peptide analog of hPTHrP that we are developing as a bone anabolic treatment for osteoporosis. hPTHrP is critical in the formation of the embryonic skeleton, is involved in the regulation of bone formation and is able to rebuild bone with low associated risk of inducing the presence of too much calcium in the blood, known as hypercalcemia, as a side effect. Human PTHrP is different to hPTH in its structure and role. In 2009, the medical journal, Nature Chemical Biology, published results of a study indicating that PTH and PTHrP activate the same parathyroid hormone receptor, or PTHR1, but produce divergent effects in bone due to differences in downstream cell signaling. We believe that BA058 is the most advanced hPTHrP analog in clinical development for the treatment of osteoporosis. We acquired and maintain exclusive worldwide rights, excluding Japan, to certain patents, data and technical information related to BA058 through a license agreement with an affiliate of Ipsen Pharma SAS, or Ipsen.

Injection

        In August 2009, we announced positive Phase 2 data that showed BA058 Injection produced faster and greater BMD increases at the spine and the hip after six months and 12 months of treatment than Forteo, which was a comparator in our study. Key findings were that the highest dose of BA058, which was 80 µg, increased mean lumbar spine BMD at six months and 12 months by 6.7% and 12.9% compared to the increases seen with Forteo in the study of 5.5% and 8.6%, respectively. BA058 Injection also produced increases in mean femoral neck BMD at the hip at six months and 12 months of 3.1% and 4.1% compared to increases for Forteo of 1.1% and 2.2%, respectively. We believe there to be a strong correlation between an increased level of BMD and a reduction in the risk of fracture for patients with osteoporosis. BA058 was generally safe and well tolerated in this study, with adverse events similar between BA058, placebo and Forteo groups. In addition, the occurrence of hypercalcemia as a side effect was half that seen with Forteo for the 80 µg dose of BA058.

        In March 2011, we entered into an agreement with Nordic Bioscience Clinical Development VII A/S, or Nordic, to manage the Phase 3 study of BA058 Injection. The study is being conducted in 12 countries at 37 centers operated by the Center for Clinical and Basic Research, or CCBR, as well as other medical centers. CCBR is a leading global clinical research organization, or CRO, with extensive experience in global osteoporosis registration studies. We expect to report top-line data from the Phase 3 study of BA058 Injection in the first half of 2014. Before we submit a New Drug Application, or NDA, to the FDA for BA058 as a treatment for osteoporosis, we must complete several additional studies, including our pivotal Phase 3 study, a thorough QT Phase 1 study, which is a study designed to assess the potential arrhythmia liability of a drug by measuring the effect on the start to finish time of the ventricular main part of the cardiac contraction, also known as the QT interval, a Phase 1 pharmacokinetic, or PK, study in renal patients, a Phase 1 PK study in hepatic patients, a carcinogenicity study in rats, and bone quality studies in rats and monkeys.

        Our ongoing Phase 3 study, which commenced in April 2011, is targeting enrollment of a total of 2,400 subjects to be randomized equally to receive daily doses of one of the following: 80 µg of BA058, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. The study is designed to support, or not, our belief that BA058 is superior to placebo for prevention of vertebral fracture and Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia. We believe the study will also show that BMD gains for BA058 patients will occur earlier than for Forteo patients.

        Based upon guidance we have received from the FDA and the European Medicines Agency, or the EMA, we believe that a successful, single pivotal placebo-controlled, comparative Phase 3 fracture study will be sufficient to support registration of BA058 Injection for the treatment of osteoporosis in both the United States and the European Union.

Microneedle Patch

        We successfully completed combined single-day and seven-day repeat-dose Phase 1b clinical studies of BA058 Microneedle Patch in healthy subjects. We plan to select a dose range to conduct a Phase 2 clinical study comparing multiple daily doses of BA058 Microneedle Patch to placebo and BA058 Injection using lumbar spine BMD at six months as the primary endpoint. We expect to begin the Phase 2 BA058 Microneedle Patch clinical study in the middle of 2012 with top-line data expected to be available in the middle of 2013. If BA058 Injection is already approved by the FDA, we believe that we will only need to conduct a single non-inferiority Phase 3 clinical study comparing the change in lumbar spine BMD at 12 months for patients dosed with BA058 Microneedle Patch to patients dosed with BA058 Injection to show that the effect of BA058 Microneedle Patch treatment is not worse than that of BA058 Injection.

        We believe that development costs for BA058 Microneedle Patch will be lower than the injectable version as we currently do not intend to conduct an additional pivotal fracture study for this follow-on product. As a result of the compressed pathway, if our clinical trials of BA058 Injection and BA058 Microneedle Patch are successful, we expect that marketing approval of BA058 Microneedle Patch can occur soon after BA058 Injection. Therefore, the FDA approval, and the timing of any such approval, is dependent upon the approval of BA058 Injection. As a result, BA058 Microneedle Patch is not likely to receive FDA approval, if ever, until at least two years following approval of BA058 Injection.

Clinical Development Program

        We are developing BA058 for the prevention of fractures in postmenopausal women at risk of fracture from severe osteoporosis. Recognizing both the therapeutic potential of BA058 in this indication as well as the drawbacks inherent in self-injection therapies in this population, we are also developing BA058 Microneedle Patch for transdermal administration of the product using a microneedle technology from 3M. We plan to develop and register BA058 Injection as our lead product, with BA058 Microneedle Patch as a follow-on product that provides greater patient convenience. We believe the ability of BA058 Microneedle Patch to capitalize on the more extensive fracture study data of BA058 Injection will allow the patch product to be accelerated through later-phase development without requiring its own fracture study.

Ongoing BA058 Injection Phase 3 Study

        The Phase 3 study for BA058 Injection (Study BA058-05-003) was submitted as a draft protocol to investigational new drug, or IND, 73,176 on December 18, 2009, and was the subject of a Type B End of Phase 2 Meeting conducted with the FDA on January 21, 2010. The protocol was subsequently revised and submitted to the FDA on December 17, 2010. In April 2011, we began dosing patients in this study. The study is planned to enroll 2,400 patients at up to 37 medical centers in 12 countries in the United States, Europe, Latin America, India and Asia.

Study objectives

        The primary objective of this study is to determine the safety and efficacy of BA058 Injection at a dose of 80 µg when compared to a matching placebo for prevention of vertebral fracture in otherwise healthy ambulatory postmenopausal women at risk of fracture from severe osteoporosis. Patients, investigators and independent assessors will be blinded as to treatment for that outcome. The secondary objectives of this study are to determine the safety and efficacy of BA058 at a dose of 80 µg when compared to placebo for prevention of non-vertebral fractures and for change in vertical height. Additional key secondary efficacy outcomes include BMD of spine, hip and femoral neck and frequency of hypercalcemia when compared to Forteo.

Study population

        The study will enroll otherwise healthy ambulatory women who have been postmenopausal for at least five years aged 50 to 85 (inclusive), meet the study entry criteria and have provided written informed consent. The women will have a BMD t-score ≤-2.5 and >-5.0 at the lumbar spine or hip (femoral neck) by DXA and radiological evidence of two or more mild or one or more moderate lumbar or thoracic vertebral fractures, or history of low trauma forearm, humerus, sacral, pelvic, hip, femoral or tibial fracture within the past five years. Postmenopausal women older than 65 who meet the above fracture criteria but have a t-score ≤-2.0 and >-5.0 may be enrolled. Women older than 65 who do not meet the fracture criteria may also be enrolled if their t-score ≤-3.0 and >-5.0. Osteoporosis is defined as when a patient's t-score ≤-2.5, meaning that the patient has a BMD that is two and a half standard deviations below the mean BMD of an ethnically matched thirty year old man or woman, as applicable. All patients are to be in good general health as determined by medical history, physical examination (including vital signs) and clinical laboratory testing.

Study design

        The planned 2,400 eligible patients will be randomized equally to receive one of the following for 18 months:

  •
  BA058 at a dose of 80 µg;

  •
  a matching placebo; or

  •
  Forteo at a dose of 20 µg.

        Study drug will be blinded to patients and medical personnel until the randomization process is completed. Treatment with BA058 at a dose of 80 µg or placebo will remain blinded to all parties throughout the study. Forteo comes as a proprietary prefilled drug and device combination that cannot be repackaged. Therefore, its identity cannot be blinded to treating physicians and patients once use begins. Study medication will be self-administered daily by subcutaneous injection for a maximum of 18 months. All enrolled patients will also receive calcium and vitamin D supplementation from the time of enrollment until the end of the treatment period. It will be recommended to patients that they also continue these supplements through the one month follow-up period.

Primary efficacy endpoints

        The primary efficacy endpoint will be the number of BA058-treated patients showing new vertebral fractures at end-of-treatment when compared to placebo as evaluated by a blinded assessor according to a standardized graded scale of severity of the vertebral deformity. The sample size per treatment arm provides 90% power at a two-sided alpha to detect a superiority difference between placebo patients and those who receive BA058 at a dose of 80 µg on vertebral fracture incidence.

Secondary efficacy endpoints

        Secondary efficacy parameters will also include reduction in the incidence of non-vertebral fractures to the wrist, hip and rib, for example, and reduction in moderate and severe vertebral fractures. Other secondary efficacy endpoints will include changes in BMD of the spine, hip, femoral neck and wrist from baseline to end-of-treatment as assessed by DXA.

        Additional secondary endpoints will include change in standing height and changes in serum bone formation markers across treatment, such as P1NP, osteocalcin and bone-specific alkaline phosphatase. The frequency of hypercalcemia across treatment groups will also be assessed.

Safety outcomes

        Safety evaluations to be performed will include physical examinations, vital signs, 12-lead electrocardiograms, or ECGs, clinical laboratory tests and monitoring and recording of adverse events. Specific safety assessments will include post-dose (four hours) determination of serum calcium, determination of creatinine clearance, post-dose ECG assessments at selected visits and assessments of postural hypotension (60 minutes post-dose) at selected clinic visits.

        Bone biopsy of the iliac crest will be performed in a subset of patients receiving BA058 at a dose of 80 µg and placebo (up to 100 patients per group) for assessment of quantitative bone histomorphometry which is the quantative study of the microscopic organization and structure of the bone tissue, and will be read blinded to treatment by an independent blinded assessor. Renal safety will be further evaluated in a subset of 100 patients in each treatment group by renal computed tomography, or CT, scan.

        Overall study safety will be monitored by an independent data safety monitoring board.

Planned BA058 Microneedle Patch Phase 2 Study

        We plan to initiate a Phase 2 randomized, placebo-controlled, parallel group dose-finding clinical study in the middle of 2012. The study will evaluate the safety and efficacy of the daily BA058 Microneedle Patch in women with osteoporosis. We intend to enroll about 250 patients and the study will be similar in design to the Phase 2 study for BA058 Injection. The study will evaluate the effects of three doses of BA058 Microneedle Patch, compared to placebo and BA058 Injection at a dose of 80 μg, on change in BMD and anabolic bone markers over six months of treatment. The study will be powered to detect clinically meaningful changes in BMD and biomarkers as efficacy measures.

        Safety will be assessed as changes in incidence of adverse events, changes in laboratory parameters, in particular serum calcium, change from baseline in the patient's vital signs and physical examination.

        Study participation will be preceded by four weeks of pretreatment with calcium and vitamin D supplements and treatment conclusion will be followed by a one month period of safety observation.

Completed BA058 Injection Phase Study

        We conducted a randomized, placebo-controlled, parallel group dose-finding Phase 2 study (Study BA058-05-002) in the United States, Argentina, India and the United Kingdom. The purpose of the study was to evaluate the safety and efficacy of daily injections of BA058 Injection in women with osteoporosis. Postmenopausal women between the ages of 55 and 85 (inclusive) who had a BMD t-score ≤-2.5 at the lumbar spine or hip (femoral neck) by DXA or a BMD t-score ≤-2 and a prior low trauma fracture or an additional risk factor were candidates for this study. The study evaluated the effects of BA058 Injection at multiple doses (placebo, 20 μg, 40 μg and 80 μg) on recovery of BMD, a marker of fracture risk, and on biomarkers of anabolic and resorptive activity in bone. The study also included a Forteo treatment arm for reference. These efficacy measures (BMD and bone biomarkers)

were designed for statistical significance. After the initial 24 weeks of treatment, eligible patients were offered a second 24 weeks of their assigned treatment. Safety was assessed throughout the study and reported on at both six months and 12 months. BA058 Injection and placebo were self-administered using a prefilled cartridge in a pen-injector device. Forteo was self-administered as the marketed product at the approved dose of 20 µg per day by subcutaneous injection. Four weeks prior to start of treatment, patients began taking calcium and vitamin D supplements that continued throughout the study.

        A total of 270 patients (mean age: 65 years) entered the pretreatment period, 222 patients were randomized, and 221 patients received study treatment and were analyzed in the intent-to-treat, or ITT, population with 55 continuing into an additional 24 weeks of treatment. A total of 155 patients were included in the efficacy population (per protocol) in the initial 24 weeks of treatment.

Initial 24 weeks of treatment

        The efficacy results of Study BA058-05-002 confirmed the preclinical and early clinical hypothesis that BA058 Injection induces a dose-dependent increase in BMD and in markers of bone remodeling measurable at both the 12-week and 24-week assessments.

        In the ITT population, the mean percent change in total analyzable spine BMD at week 12 increased with dose as shown in Figure A below. The mean gains in BMD (active treatment—placebo) for BA058 Injection 40 µg and 80 µg groups were statistically significant (p = 0.0013 and p < 0.001, respectively). The difference was not statistically significant in the BA058 20 µg group and just missed significance in the Forteo group (p = 0.055).

        At week 24, the mean percent change from baseline continued to increase and was statistically significantly proportional to dose (p < 0.001) as shown in Figure A below. Again, the mean gain in total analyzable spine BMD was statistically significant for BA058 Injection 40 µg (p < 0.001) and 80 µg (p < 0.001) groups. The mean BMD gain at week 24 was also statistically significant for the Forteo group (p < 0.001). The response of lumbar spine BMD to BA058 Injection was dose dependent, and the 80 µg BA058 Injection dose produced a larger percentage increase in BMD at the lumbar spine than the approved 20 µg Forteo dose.

Figure A—Mean Standard Error of the Mean (SEM) Percent Change from Baseline at weeks 12 and 24 in Total Analyzable Spine BMD (ITT Population, N = 221)

        An even greater proportional response in BMD was elicited in the hip region. By week 24, mean percent changes in total analyzable hip BMD were 0.4%, 1.4%, 2.0% and 2.6% for the placebo, BA058 at a dose of 20 µg, BA058 at a dose of 40 µg, and BA058 at a dose of 80 µg groups, respectively. Mean percent change in the Forteo (0.5%) group was similar to placebo as shown in Figure B below. The change in total analyzable hip BMD showed a dose response to BA058 Injection and a more than five-fold benefit of BA058 at a dose of 80 µg over Forteo. A similar relative benefit of BA058 at a dose of 80 µg over Forteo was seen in all regions of the hip.

Figure B—Mean (SEM) Percent Change from Baseline at weeks 12 and 24 in Total Analyzable Hip BMD (ITT Population, N=221)

        BA058 Injection also induced a dose-dependent rise in major markers of bone anabolic activity, including P1NP, bone specific alkaline phosphatase, or BSAP, and osteocalcin. The response to Forteo was generally somewhat greater for all anabolic markers but also bone resorption markers (C-telopeptides of type I collagen crosslinks, or CTX, and N-telopeptides of type I collagen crosslinks, or NTX), consistent with published data on later gradual loss of Forteo BMD benefit.

        BA058 Injection was well tolerated at all doses and safety events were consistent with usual medical events in a study population of this age and gender. The safety profile was also similar to that of Forteo and there were no treatment-related significant SAEs. However, adverse events were reported by 74% of patients in the first six months of treatment, with a similar incidence across all treatment groups. The majority of on-treatment events were mild-to-moderate in severity and there were no deaths reported. Seven subjects discontinued due to adverse events: one in the BA058 20 µg group, one in the BA058 40 µg group, three in the BA058 80 µg group and two in the Forteo group. Eight patients (four percent) experienced at least one SAE and the incidence of such events was similar across treatment groups. Five SAEs, unrelated to treatment, were reported in three patients. Local tolerance at the injection site was similar across treatment groups and fewer than 20% of subjects reported any symptoms, such as redness, at the injection site across the many months of injections.

        The level of calcium in the blood, known as serum calcium levels, were monitored throughout the study and clinically significant elevated levels (greater than or equal to 10.5 milligrams per deciliter, or mg/dL) were observed in 40% of the Forteo group while also observed in four percent, 12%, 19% and 18% of the placebo, BA058 Injection at a dose of 20 µg, 40 µg and 80 µg groups, respectively. Most elevations were noted at the four-hour post-injection time point.

        Blood pressure was assessed throughout the study for postural change. Postural changes in blood pressure (predetermined level of change in systolic or diastolic from lying to standing) were reported in seven patients, including 0%, 5%, 2%, 2% and 7% of patients in the placebo, BA058 Injection 20 µg,

40 µg, 80 µg and Forteo groups, respectively. Pre-dose postural changes in blood pressure were similar across treatment groups. There were no clinically meaningful differences in ECG parameters between the placebo and active treatment groups.

        Sixteen patients had low titer antibodies against BA058 after six months of treatment. Of these, five were in the BA058 20 µg group, six were in the BA058 40 µg group and five were in the BA058 80 µg group. There were no associated safety events or attenuation of treatment efficacy. One antibody-positive patient in the BA058 Injection 40 µg group was found to have evidence of neutralizing activity at 24 weeks without evidence of attenuation of drug efficacy, having a 9.3% gain in total analyzable spine BMD at the week 24 assessment.

Extended 24 weeks of treatment

        Patients who completed the initial 24 weeks of treatment and continued to meet eligibility criteria were offered participation in the 24-week extension study in which they would continue their assigned treatment. On completion of the regulatory process to approve the study extension, 69 patients remained eligible and 55 participated, including 13, 10, 7, 11 and 14 patients in BA058 Injection 20 μg, 40 μg, 80 μg, placebo and Forteo groups, respectively. Forty-eight patients completed the extended treatment period.

        BMD continued to increase during the extended 24 weeks of treatment, with the largest percent increases in total analyzable spine BMD, femoral neck BMD and total analyzable hip BMD observed in the BA058 Injection 80 µg group. By week 48, mean percent changes in spine BMD were 0.7%, 5.1%, 9.8% and 12.9% for the placebo, BA058 20 µg, BA058 40 µg and BA058 80 µg, groups, respectively, while mean percent change from baseline in the Forteo group was 8.6%. At week 48, the mean femoral neck BMD in the BA058 Injection 80 µg group gained 4.1% compared to the mean of the Forteo group at 2.2%. The gain total analyzable hip BMD was 0.7%, 2.0%, 2.1% and 2.7% for the placebo, BA058 20 µg, BA058 40 µg and BA058 80 µg groups, respectively, compared to 1.3% for the Forteo group.

        No treatment-related SAEs or deaths were reported during this time period. Two patients discontinued treatment, one for bilateral femoral hernias (BA058 Injection 80 µg) and one for moderate syncope (BA058 Injection 40 µg). Study-related adverse events occurred in a similar proportion of patients in each treatment group across the 52-week study period and the majority of events were mild or moderate in severity. The profile of events was not different during the second six months of study treatment.

        Local tolerance of study drug injections was also similar during the second six months of treatment. There were no safety signals observed in the evaluation of clinical laboratory parameters.

Conclusions

        This study demonstrated that treatment with BA058 Injection induces a substantial positive change in BMD at both spine and hip in women with osteoporosis, with a particular advantage over Forteo at the hip, and achieves this benefit safely and with substantially less hypercalcemia effect than Forteo.

BA058 Injection Phase 1 Studies

First Phase 1 Study

        The first Phase 1 clinical study was a single-dose study conducted as a randomized, double-blind, placebo-controlled, parallel-group dose escalation study of BA058 Injection in a vial formulation administered as a single subcutaneous dose to healthy male and female subjects with a mean age of 61 years. The study administered single subcutaneous doses of 2, 5, 7.5, 10, 15, 20, 40, 60, 80 and 100 µg BA058 Injection or placebo. Sixteen subjects also received 2.5 µg of BA058 Injection by the intravenous, or IV, route and 15 µg subcutaneously in separate study periods. In total, 76 subjects received BA058 while 20 received a placebo. No elevation in serum calcium was observed at doses of 80 µg or lower and no clinically relevant effects of BA058 Injection on ECG or continuous monitoring through the use of a Holter monitor readings were observed. In summary, this study demonstrated that BA058 Injection is 100% bioavailable, meaning it is absorbed completely, when administered by the subcutaneous route. BA058 Injection did not induce hypercalcemia and was well tolerated at doses up to 80 µg subcutaneously.

Second Phase 1 Study

        The second Phase 1 clinical study administered BA058 Injection once daily for seven days. There were 39 study subjects, all healthy postmenopausal women with an average age of 60. Four doses of BA058 Injection (5 µg, 20 µg, 40 µg or 80 µg) and a matching placebo were studied, with seven or eight women receiving each dose for the seven days of the study. BA058 Injection was well tolerated at all doses and there were no medically important adverse events. All other adverse events were mild or moderate in intensity and did not appear to be related to the dose of study drug. No subjects dropped out or discontinued the study.

        BA058 was rapidly absorbed following injection and reached peak blood levels within one hour. The drug was rapidly cleared from the circulation, resulting in half-life values ranging from 1.05 to 2.59 hours. Following BA058 administration, serum parathyroid hormone decreased, as would be expected, and serum 1,25-dihydroxyvitamin D, an activated form of vitamin D, and serum P1NP rose in a dose-related manner. Both 1,25-dihydroxyvitamin D and P1NP are expected and beneficial effects of the study drug and its class. As expected, serum calcium showed a slight rise following BA058 Injection administration, although it remained within the normal range at all times in all patients other than isolated minor and transient elevations in two of seven placebo and three of 32 study subjects.

Third Phase 1 Study

        The third Phase 1 clinical study was a multi-dose study, with the same design as the second Phase 1 study, but using a liquid prefilled multidose cartridge of BA058 and conducted at doses of 80 µg, 100 µg and 120 µg. BA058 Injection or placebo was administered daily as a subcutaneous dose for seven days to healthy postmenopausal women. Thirty healthy postmenopausal women with a mean age of 61 years were enrolled and 29 completed treatment.

        BA058 Injection was well tolerated at doses of up to 100 µg but not at 120 µg which met criteria for termination of dose escalation. One patient in the 120 µg group was intolerant of study drug and was discontinued. All adverse events observed were mild or moderate in intensity. No study subject developed serum antibodies to BA058 following the seven days of exposure. BA058 Injection pharmacokinetics were again characterized by rapid absorption, reaching mean peak plasma concentration within approximately 0.5 hours; mean half-life values ranged from 1.13 hours to 1.65 hours. Similar responses in serum PTH, 1,25-dihydroxyvitamin D and serum P1NP were observed. These higher doses of BA058 Injection were not associated with occurrence of hypercalcemia. In summary, BA058 Injection was well tolerated at up to 100 μg once daily for seven days.

BA058 Microneedle Patch

First Phase 1 Study

        The objectives of the BA058 Microneedle Patch Phase 1 study were to determine the safety, PK and time course of delivery of BA058 Microneedle Patch in healthy postmenopausal women and to compare the PK profiles of BA058 Microneedle Patch delivered transdermally to BA058 Injection administered subcutaneously.

        This study was a randomized, double-blind, placebo-controlled, ascending single-dose study and enrolled 38 healthy postmenopausal women with a mean age of 57.6 years. Subjects underwent up to three single dose exposures to BA058 Microneedle Patch, Placebo Microneedle Patch or BA058 Injection 80 µg over the course of three study periods.

        BA058 Microneedle Patch was characterized by a rapid absorption and elimination. The Cmax, or maximum plasma concentration of the drug, and half-life times were shorter than for BA058 Injection administration.

        BA058 Microneedle Patch was well tolerated. Safety events were similar between BA058 Microneedle Patch and BA058 Injection, with 99% of adverse events being mild and, of these, most were reactions at the application site. There was no clinically notable difference in laboratory or cardiac safety parameters across doses of BA058 or routes of administration.

        In conclusion, the first Phase 1 study of BA058 Microneedle Patch demonstrated that BA058 can safely be delivered by this route of administration.

Second and Third Phase 1 Studies

        A second Phase 1 single-day and a third Phase 1 seven-day application study of BA058 Microneedle Patch have been completed in the United States and Canada using an optimized Microneedle Patch system with top-line results announced in December 2011. These studies were designed as safety, dose-ranging and time-course PK and pharmacodynamic studies. The second and third Phase 1 studies also investigated optimal dose, wear time and application site for transdermal delivery of BA058 using an optimized microneedle array. The results obtained using BA058 Microneedle Patch were compared to those of BA058 Injection at a dose of 80 µg.

        BA058 Microneedle Patch was characterized by a rapid release of BA058 with a faster time to reach peak concentration as well as more rapid elimination in plasma compared to BA058 Injection. Peak transdermal drug levels were consistent with BA058 Injection. An optimal wear time of five minutes or less was identified as well as effective sites of application.

        BA058 Microneedle Patch showed an increase in the bone-formation marker P1NP in serum after seven days of exposure, consistent with bone-building activity.

        BA058 Microneedle Patch was shown to be safe and well tolerated in all doses studied.

Preclinical Pharmacology of BA058

        In pharmacology studies conducted with BA058, the following has been shown:

  •
  BA058 is a potent selective agonist of the human PTHR 1 receptor;

  •
  In models of calcium mobilization, BA058 has significantly less calcium mobilizing activity at higher doses than the native hPTHrP(1-34), and less activity than hPTH(1-34);

  •
  BA058 Injection stimulates the formation of normal, well-organized bone and restores BMD in ovariectomized, or OVX, osteopenic rats and primates. Additionally, mechanical testing of bones from OVX rats after treatment with BA058 Injection revealed a significant increase in femur and vertebral bone strength. BA058 Injection exhibited the majority of its effects through the growth of trabecular bone without compromising cortical bone. Similar studies in rats with BA058 Microneedle Patch show comparable restoration of bone;

  •
  BA058 Injection was well tolerated over a wide range of doses in two species, rats and primates, for up to six months and nine months, respectively;

  •
  Safety pharmacology studies demonstrated no respiratory, gastroenterologic, hematologic, renal or central nervous system effects (tachycardia and hypotension were observed in dogs following both intravenous and subcutaneous administration, but such effects were not observed in other species);

  •
  The No Observed Adverse Effect Level was 15, 25 and 25 µg/kg/day in rats in the 4-, 13- and 26-week studies, respectively, and 100, 50 and less than 10 µg/kg/day in monkeys in the 4-, 13- and 39-week studies; and

  •
  Repeat subcutaneous dose studies in both rats and cynomolgus monkeys at doses up to 300 and 450 µg/kg/day, respectively, revealed a relatively fast absorption (Tmax from 0.083 to 1.0 hr); peak serum concentration and Area Under the Curve, a measure of drug exposure, increased as the dose increased.

        These preclinical studies suggest that compared to hPTH(1-34), BA058 Injection can potentially be used to restore lost BMD with a reduced risk of hypercalcemia and loss of cortical bone.

Ongoing Preclinical Safety Studies for BA058

        A two-year subcutaneous injection carcinogenicity study of BA058 in Fischer 344 albino rats is currently ongoing and will assess the carcinogenic potential of BA058. The study is being conducted according to the provisions set forth in Guidance ICH-S1A, ICH-S1B, and ICH-S1C(R2), and the design was accepted by the FDA on July 15, 2009. This study will evaluate three BA058 dose levels. The doses were selected based upon findings and tolerance in completed long-term rat toxicology studies and the anticipated tolerance over a two-year dosing period. Furthermore, the doses represent a good exposure multiple over maximum clinical doses. An active comparator arm is also included as a positive control. A cohort of rats will be dosed with hPTH (1-34), because it is anticipated that osteosarcoma will be observed over time. The active comparator will allow confirmation of the sensitivity of the model. This study will be conducted in parallel with the Phase 3 clinical study.

        We also expect to conduct one preclinical bone quality study in OVX rats for up to 12 months of daily BA058 subcutaneous injection and a second preclinical bone quality study in adult OVX monkeys for up to 18 months. The primary objective of these studies is to demonstrate that long-term treatment with BA058 Injection will not lead to deleterious effects on bone quality by determining BA058's effect on the mass, architecture and strength of bones. These studies will be conducted in parallel with the Phase 3 clinical study and, in both studies, BA058 will be compared to placebo. The 12-month rat study is being performed in OVX skeletally mature Sprague-Dawley rats, an appropriate species for osteoporosis studies as a result of the cancellous bone changes and bone strength changes similarly noted in humans. In this study, a 13-week bone depletion period will occur after ovariectomy/sham surgery and prior to initiation of daily subcutaneous injection dosing with vehicle or three different dose levels of BA058.

        The 16-month nonhuman primate study is being performed in OVX monkeys, a larger remodeling species whose bone depletion can be induced by estrogen deficiency, as in human menopause. In this study, an approximate nine-month bone depletion period will occur after OVX/sham surgery and prior to initiation of daily subcutaneous injection dosing with vehicle or three dose levels of BA058. The specific objectives and measured outcomes of both studies are to investigate the potential safety and efficacy of BA058 on prevention of bone loss. Retention of bone mass, both cortical bone, which is dominant in long bones, and cancellous bone, which is dominant in spinal bone, will be assessed by BMD. Preservation of cortical and cancellous bone on strength will be determined by biomechanical testing. The mechanisms by which BA058 affects bone will be assessed by evaluation of biomarkers of bone turnover and histomorphometric indices of bone turnover. PK of BA058 and development of antidrug antibodies will also be evaluated.

Manufacturing of BA058

        The active pharmaceutical ingredient, or API, of BA058 is manufactured on a contract basis by Lonza Group Ltd., or Lonza, under GMP conditions using a solid phase peptide synthesis assembly process, and purification by high pressure liquid chromatography. BA058 Injection is supplied as a liquid in a multi-dose cartridge for use in a pen delivery device. The multi-dose cartridges are manufactured by Vetter. BA058 Microneedle Patch is manufactured by 3M based on their patented microneedle technology to administer drugs through the skin, as an alternative to subcutaneous injection.

Patents relating to BA058

        Composition of matter of BA058 is claimed in issued patents in the United States (US 5,969,095), Europe, Australia, Canada, China, Hong Kong, South Korea, New Zealand, Poland, Russia, Singapore, Mexico, Hungary and Taiwan. These cases have a normal patent expiration date of 2016 absent the possibility of patent term extension. The Phase 3 clinical dosage of BA058 by the subcutaneous route for use in treating osteoporosis is covered by US Patent No. 7,803,770 until 2028 (statutory term extended with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO) in the United States (absent any patent term extension under the Hatch-Waxman Act). Related cases granted in China, and currently pending in Europe, China, Australia, Canada, Japan, Brazil, Mexico, Singapore, South Korea, India, Israel, New Zealand, Norway, Russia and Ukraine will have a normal unextended patent expiration date of 2027. Two priority patent applications covering various aspects of BA058 for microneedle patch application have been filed in 2011 in the United States (US app. no. 61/478,466 and 61/578,120). Regular applications claiming priority to these 2011 provisional applications are expected to be made in 2012, and any claims that might issue from these regular applications will have a normal expiry date no earlier than 2032.

Competition for BA058

        The development and commercialization of new products to treat osteoporosis and women's health is highly competitive, and there will be considerable competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies. Many of our competitors have substantially more resources than we do, including both financial and technical. In addition, many of these companies have longer operating histories and more experience than us in preclinical and clinical development, manufacturing, regulatory and global commercialization. See, "Risk Factors—If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer."

        Potential competitors with BA058 include, but are not limited to, Amgen, Merck & Co., Novartis, Lilly and Zosano. Lilly launched Forteo in December 2002 as the first-to-market anabolic or bone-building agent for the treatment of osteoporosis. Lilly has also announced that it is investigating a transdermal method of delivery of Forteo. Zosano is also developing a transdermal form of rhPTH(1-34) that would compete with BA058 Microneedle Patch. We have no products approved for sale and therefore have no share of any therapeutic markets in which we hope to introduce BA058.

RAD1901

Clinical Development Program

        In June 2006, we exclusively licensed the worldwide rights (except Japan) to RAD1901 from Eisai. In particular, we have licensed US Patent No. 7,612,114 (effective filing date December 25, 2003, statutory term extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO). We are developing RAD1901, a SERM, in an oral formulation as a treatment for vasomotor symptoms, commonly known as hot flashes.

Background on Vasomotor Symptoms

        Hot flashes and night sweats are common symptoms during menopause, with up to 85% of women experiencing them during the menopause transition, for a median duration of four years. In 2008, more than 11.5 million women in the United States were in the 45- to 49-year age range to enter menopause. In addition, most women receiving systemic therapy for breast cancer suffer hot flashes, often with more severe or prolonged symptoms than women experiencing menopause. These symptoms can disrupt sleep and interfere with quality of life. An estimated two million women undergo menopause every year in the United States, with a total population of 50 million postmenopausal women.

        Historically, hormone replacement therapy, or HRT, with estrogen and/or progesterone was considered the most efficacious approach to relieving menopausal symptoms such as hot flashes. However, data from the Women's Health Initiative, or WHI, identified increased risks for malignancy and cardiovascular disease associated with estrogen therapy. Sales of HRT declined substantially after the release of the initial WHI data, but HRT remains the current standard of care for many women suffering from hot flashes. However, due to concerns about the potential long-term risks and contraindications associated with HRT, we believe that there is a significant need for new therapeutic options to treat vasomotor symptoms. Pfizer's Premarin product line remains the market leader for drugs to manage menopausal symptoms with 2010 worldwide sales of $1 billion.

Pharmacologic Characteristics

        RAD1901 has been shown to bind to the estrogen receptor alpha, or ERa, and to have both estrogen-like and estrogen antagonist effects in different tissues. RAD1901 has also been shown to have both estrogen-like behavioral effects in animals and to reduce vasomotor signs in an animal model of menopausal hot flashes. In bone, RAD1901 protects against castration-induced bone loss while showing no unwanted stimulation of the endometrium. In cell culture, RAD1901 does not stimulate replication of breast cancer cells and antagonizes the stimulating effects of estrogen. Overall, therefore, RAD1901 exhibits a number of properties that would make it a suitable drug candidate for the management of menopausal symptoms, particularly the treatment of vasomotor symptoms.

Phase 1 Study

        A Phase 1 safety, PK and bioavailability study was conducted in 80 healthy postmenopausal women over a range of doses of RAD1901, including placebo. After single dosing with RAD1901 by mouth, the mean half-life ranged between 27.4 and 32.5 hours. Bioavailability was determined to be approximately 10%. Food effect was also investigated and the presence of food was determined to increase absorption and delay clearance of RAD1901.

        RAD1901 was generally well tolerated. All study-related adverse events were of mild intensity, with some increase in frequency at the higher doses in the multiple dose group, most commonly gastrointestinal symptoms and headaches. There were no SAEs observed.

Phase 2 Study

        A Phase 2 proof of concept study was conducted in 100 healthy postmenopausal women using four doses of RAD1901 (10 mg, 25 mg, 50 mg and 100 mg) and placebo. The primary study outcome was reduction in the frequency and severity of moderate and severe hot flashes. While a classic dose-response effect was not demonstrated, efficacy was determined to occur at the 10 mg dose level which achieved a statistically significant reduction in the frequency of moderate and severe hot flashes both by linear trend test and by comparison to placebo and in overall (mild-moderate-severe) hot flashes at either the two-, three- or four-week time-points. A similar reduction in composite score (frequency × severity of hot flashes) was identified at all time-points, with a statistically significant difference from placebo achieved at the two-, three- or four-week time-points. Numerical reductions in mean severity and mean daily severity were observed, but did not reach statistical significance.

        No SAEs were reported during the course of the study. Overall, 69% of patients had an adverse event, generally mild or moderate in severity, with some evidence of dose dependency, and events were most commonly gastrointestinal symptoms and headaches. Three severe adverse events occurred, one in a placebo patient, and were not considered treatment related. Two patients discontinued treatment due to an adverse event, neither in relation to the 10 mg dose.

        Our current strategy is to collaborate with third parties for the further development and commercialization of RAD1901. Therefore, the date of any FDA approval of RAD1901, if ever, cannot be predicted at this time. As a result of the uncertainties around the completion of a collaboration arrangement for RAD1901 with third parties, we are unable to determine the duration and costs to complete current or future clinical stages of our RAD1901 product candidate or when, or to what extent, we will generate revenues from the commercialization and sale of RAD 1901. From January 1, 2009 through December 31, 2011, we incurred $3.9 million in research and development costs related to RAD1901. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for RAD1901 could significantly increase our need to raise additional working capital funds and materially adversely affect our product development efforts and our business overall. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our cash flow needs. If we do not succeed in the timely raising of additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical studies or obtain approval of any product candidates, including RAD1901 from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders.

Manufacturing of RAD1901

        The API of RAD1901 is manufactured for us on a contract basis by Irix Pharmaceuticals, Inc. The present good manufacturing practice, or GMP, of RAD1901 comprises nine synthetic steps from a non-GMP starting material. The current manufacturing process requires no chromatographic separations. RAD1901 is a chiral material present as essentially one enantiomer.

Patents relating to RAD1901

        RAD1901 as a composition of matter is covered by US Patent No. 7,612,114 (statutory term extended to 2026 with 967 days of patent term adjustment absent any Hatch-Waxman extension). A corresponding case has also been issued in Australia and Canada with related cases pending in India and Europe, with normal expiry of 2023. A patent application covering methods of using RAD1901 for the treatment of hot flashes has been filed in the United States (published as US 2010/0105733A1), Europe and Canada and any claims issuing will have a normal expiry of 2027. In addition, a Patent Cooperation Treaty, or PCT, application covering a dosage form has been filed, and any claims that might issue from applications claiming priority to the PCT or the underlying US Provisional Application No. 61/334,095 will have a normal expiry date no earlier than 2031.

Competition for RAD1901

        The development and commercialization of new products to treat women's health is highly competitive, and there will be considerable competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies. Many of our competitors have substantially more resources than we do, including both financial and technical. In addition, many of these companies have longer operating histories and more experience than us in preclinical and clinical development, manufacturing, regulatory and global commercialization. See "Risk Factors—If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer" above.

        Our potential competitors in relation to RAD1901 include, but are not limited to, Pfizer (NDA under review) and Depomed (Phase 3) who both have agents in more advanced stages of development than RAD1901. We believe that RAD1901 will be able to compete with other agents for the treatment of hot flashes because we expect it to have a similar efficacy and better safety profile than estrogen products, as well as a better efficacy and safety profile than non-estrogen products. We have no products approved for sale and therefore have no share of any therapeutic markets in which we hope to introduce RAD1901.

RAD140

Pharmacologic Characteristics

        RAD140 is a nonsteroidal SARM that resulted from an internal drug discovery program that began in 2005. RAD140 has demonstrated potent anabolic activity on muscle and bone in preclinical studies and has completed 28-day preclinical toxicology studies in both rats and monkeys. Because of its high anabolic efficacy, receptor selectivity, potent oral activity and long duration half life, we believe that RAD140 has clinical potential in a number of indications where the increase in lean muscle mass and/or bone density is beneficial, such as treating the weight loss due to cancer cachexia, muscle frailty and osteoporosis.

        Our current strategy is to collaborate with third parties for the further development and commercialization of RAD140 so the date of any FDA approval of RAD140, if ever, cannot be predicted at this time. As a result of the uncertainties around the completion of a collaboration arrangement for RAD140 with third parties, we are unable to determine the duration and costs to complete current or future clinical stages of our RAD140 product candidate or when, or to what extent, we will generate revenues from the commercialization and sale of RAD140. From January 1, 2009 through December 31, 2011, we incurred $2.4 million in research and development costs related to RAD140. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for RAD140 could significantly increase our need to raise additional working capital funds and materially adversely affect our product development efforts and our business overall. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our cash flow needs. If we do not succeed in the timely raising of additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical studies or obtain approval of any product candidates, including RAD140 from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders.

Patents relating to RAD140

        RAD140 as a composition of matter and methods of using RAD140 is covered by US Patent No. 8,067,448 (effective filing date February 19, 2009, and a statutory term extended with 281 days of patent term adjustment due to delays by the USPTO). Additional patent applications are pending in the United States and numerous additional countries worldwide. Any patents issued from these filings will have a normal expiry of 2029 absent any extensions.

Competition for RAD140

        The development and commercialization of new products to treat women's health is highly competitive, and there will be considerable competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies. Many of our competitors have substantially more resources than we do, including both financial and technical. In addition, many of these companies have longer operating histories and more experience than us in preclinical and clinical development, manufacturing, regulatory and global commercialization. See "Risk Factors—If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer" above.

        Potential competitors to Radius in relation to RAD140 include, but are not limited to, GTx (Phase 3) and Ligand (Phase 1/2) who both have agents in more advanced stages of development than RAD140. We believe that RAD140 will be able to compete with other SARM agents because we expect it to have high potency to increase muscle and bone with a strong safety profile. We have no products approved for sale and therefore have no share of any therapeutic markets in which we hope to introduce RAD140.

Collaborations and License Agreements

  Nordic Bioscience

        We entered into a letter of intent with Nordic on September 3, 2010, pursuant to which we funded preparatory work by Nordic in respect of a Phase 3 clinical study of BA058 Injection. The letter of intent was extended on December 15, 2010 and on January 31, 2011. Pursuant to the letter of intent and the two extensions, we funded an aggregate $1.5 million of preparatory work by Nordic during 2010 and funded an additional $750,000 of preparatory work by Nordic during 2011. On March 29, 2011, we entered into a Clinical Trial Services Agreement (which superseded and subsumed the letter of intent and its two extensions), a Work Statement NB-1 under such Clinical Trial Services Agreement and a related Stock Issuance Agreement with Nordic. Pursuant to Work Statement NB-1, as amended on December 9, 2011, Nordic is managing the Phase 3 clinical study of BA058 Injection and we are required to make various payments denominated in both euros and U.S dollars over the course of the Phase 3 study of a total of both €35.8 million ($46.4 million), and $5.3 million.

        Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €371,864 of the Former Operating Company's series A-5 convertible preferred stock at a price per share equal to $8.142. Nordic purchased 64,430 shares of the Former Operating Company's series A-5 convertible preferred stock on May 17, 2011 for proceeds of $525,154 to the Former Operating Company. These shares were exchanged in the Merger for 6,443 shares of our series A-5 preferred stock, which will convert automatically into 64,430 shares of common stock upon a listing of the common stock on a national securities exchange. The Stock Issuance Agreement provides that Nordic will receive additional shares of capital stock, having an aggregate value of up to €36.8 million ($47.7 million), which, following the automatic conversion of all of our preferred stock as a result of a listing of our common stock on a national securities exchange, will be in the form of shares of common stock, at certain times during the performance of the Phase 3 clinical study that is the subject of Work Statement NB-1.

        The Clinical Trial Services Agreement has a five-year term unless it is sooner terminated. The Clinical Trial Services Agreement or any Work Statement may be terminated by mutual agreement of the parties at any time. Either party may also terminate any Work Statement upon a material breach by the other party with respect to such Work Statement unless such other party cures the alleged breach within the notice period specified in the Clinical Trial Services Agreement or if not capable of being cured within such period the party alleged to be in breach commences efforts to cure and diligently proceeds to cure. Termination of any Work Statement does not result in termination of the Clinical Services Agreement or any other Work Statements, which remain in force until terminated. Either party may also terminate a Work Statement if force majeure conditions have prevented performance by the other party for more than a specified period of time. We may also terminate a Work Statement with notice to Nordic if authorization and approval to perform any clinical study that is the subject of such Work Statement is withdrawn by the FDA or other relevant health authorities or human or toxicological test results support termination of the clinical study relating to such Work Statement for reasons of safety or if the emergence of any adverse event or side effect in the clinical study relating to such Work Statement is of such magnitude or incidence in our opinion as to support termination.

        The Clinical Trial Services Agreement contains customary risk allocation clauses with each party indemnifying the other in respect of third-party claims arising out of or resulting from: (i) the negligence or intentional misconduct of such party, its employees, agents or representatives in performing its obligations under the Clinical Services Agreement or any Work Statement; and (ii) any breach by such party of its representations and warranties under the Clinical Trial Services Agreement. We have agreed to indemnify Nordic in respect of third-party claims for product liability or personal injury arising from or relating to our products or our use of any deliverables. In addition, we separately provide indemnification to the investigative sites performing services pursuant to Work Statement NB-1 in respect of third-party claims of injury, illness or adverse side effects to a patient in the study that is the subject of Work Statement NB-1 that are attributable to the Radius study drug under indemnification letters with such investigative sites. The Clinical Services Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

        In December 2011, we entered into an amendment to Work Statement NB-1, or the Nordic Amendment. Pursuant to the original terms of the Work Statement, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the Nordic Amendment provide for two additional countries (the United States and India) in which the study will be conducted, specify a certain number of sites within each such additional country for the conduct of the study, and amend various terms and provisions of the Work Statement to reflect the addition of such countries and sites within the study's parameters. Payments to be made by us to Nordic under the Nordic Amendment in connection with the conduct of the study in such additional countries are denominated in both euros and U.S. dollars and total up to both €717,700 ($930,000) and $289,663 for the 15 additional study sites in India contemplated by the Nordic Amendment and up to both €1.2 million ($1.6 million) and $143,369 for the five additional study sites in the United States contemplated by the Nordic Amendment.

  3M

        In December 2008, we entered into a Feasibility Agreement with 3M whereby 3M assessed the feasibility of developing a BA058 microneedle patch product and supplying the product for preclinical studies in an animal model. Upon successful completion of the feasibility study, during June 2009, we entered into a Development and Clinical Supplies Agreement with 3M under which 3M is responsible to develop a BA058 microneedle patch product and manufacture clinical and toxicology supplies of such patch product for preclinical, Phase 1 and Phase 2 studies on an exclusive basis. We pay 3M for services delivered pursuant to the Development and Clinical Supplies Agreement on a fee for service or a fee for deliverable basis as specified in the Development and Clinical Supplies Agreement. The Feasibility Agreement expired on or around September 2009. We have paid 3M approximately $7.2 million, in the aggregate, through December 31, 2011 in respect to services and deliverables delivered pursuant to the Feasibility Agreement and the Development and Clinical Supplies Agreement.

        The Development and Clinical Supplies Agreement remains in effect until the completion of the workplan that the parties are performing thereunder, unless it is sooner terminated. Either party may terminate the Development and Clinical Supplies Agreement upon a material breach by the other party unless such other party cures the alleged breach within the notice period specified in the Development and Clinical Supplies Agreement. We are permitted to terminate the Development and Clinical Supplies Agreement without cause by delivering notice to 3M a specified period before the termination date. The Development and Clinical Supplies Agreement contains customary risk allocation clauses with 3M indemnifying us in respect of third-party claims arising from any personal injury to the extent that such claim results from 3M's breach of warranty with respect to BA058 Microneedle Patch meeting applicable specifications; and us indemnifying 3M in respect of third-party claims arising with from our or our agent's use, testing or clinical studies of BA058 Microneedle Patch. The Development and Clinical Supplies Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

  Ipsen Pharma

        In September 2005, we entered into a License Agreement with Ipsen, as amended in September 2007 and May 2011, under which we exclusively licensed certain Ipsen compound technology and related patents covering BA058 to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan (where we do not hold commercialization rights) and France (where our commercialization rights are subject to certain co-marketing and co-promotion rights retained by Ipsen). Ipsen also granted us an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted us an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling us to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan (where we do not hold commercialization rights) and France (where our commercialization rights are subject to certain co-marketing and co-promotion rights retained by Ipsen). With respect to France, if Ipsen exercises its co-marketing and co-promotion rights then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay us a mid-single digit royalty on Ipsen's allocable portion of aggregate revenue from the sale of products by both parties in France. Specifically, we licensed US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone," US Patent No. 6,544,949, (effective filing date March 29, 1996, statutory term ends March 29, 2016) entitled "Analogs of Parathyroid Hormone" and the corresponding foreign patents and continuing patent applications.

        In addition, we have rights to joint intellectual property including rights to US Patent No. 7,803,770 (effective filing date October 3, 2007, statutory term expiring October 3, 2027 extended by 175 days of patent term adjustment due to delays in patent prosecution by USPTO) and related patent applications both in the United States and worldwide (excluding Japan) that cover the method of treating osteoporosis using the Phase 3 clinical dosage strength and form.

        As consideration for the rights to BA058 licensed to us by Ipsen, we paid Ipsen a non-refundable, non-creditable initial license fee of $250,000. The License Agreement requires us to make payments to Ipsen upon the achievement of certain development milestones in the range of $750,000 and upon the achievement of certain development, regulatory and commercial milestones in the range of €10.0 million to €36.0 million ($13.0 million to $46.7 million), and we have, as of December 31, 2011, paid $750,000 in milestone payments and issued 17,326 shares of series A-1 convertible preferred stock to Ipsen on May 17, 2011 in lieu of a €1.0 million cash payment due to Ipsen upon initiation of the first BA058 Phase 3 clinical study. If we or our sublicensees commercialize a product that includes the compound licensed from Ipsen or any analog thereof, we will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country.

        The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense the rights licensed from Ipsen to a third party, we are obligated to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The License Agreement expires on a country by country basis on the later of (i) the date the last remaining valid claim in the licensed patents expires, in that country; or (ii) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.

        The License Agreement may be terminated by us with prior notice to Ipsen. The License Agreement may be terminated by Ipsen upon notice to us with immediate effect, if we, in any country of the world, bring an action or proceeding seeking to have any Ipsen patent right declared invalid or unenforceable. The License Agreement can also be terminated by Ipsen if we fail to use reasonable commercial efforts to develop the licensed product for sale and commercialization in those countries within the territory where it is commercially reasonable to do so as contemplated by the License Agreement, or fail to use reasonable commercial efforts to perform our obligations under the latest revised version of the development plan approved by the joint steering commitee, or fail to use reasonable commercial efforts to launch and sell one licensed product in those countries within the territory where it is commercially reasonable to do so. Either party may also terminate the License Agreement upon a material breach by the other party unless such other party cures the alleged breach within the notice period specified in the License Agreement. Ipsen may terminate the License Agreement in the event that the License Agreement is assigned or sublicensed or in the event that a third party acquires us or in the event that we acquire control over a PTH or a PTHrP compound that is in clinical development or is commercially available in the territory and that, following such assignment, sublicense, acquisition, or acquisition of control by us, such assignee, sublicensee, acquirer or we fail to meet the timetable under the latest revised version of the development plan approved by the joint steering committee under the License Agreement. Any failure to meet such timetable for purposes of such termination clause is deemed a material breach by us.

        The License Agreement contains customary risk allocation clauses with each party indemnifying the other in respect of third-party claims arising out of or resulting from: (i) the gross negligence or willful misconduct of such party, its affiliates, licensees, distributors or contractors; (ii) any breach by such party of its representations and warranties or any other provision of the License Agreement or any related agreement; (iii) the manufacture on behalf of such party of any licensed product or compound; (iv) (in the case of Ipsen) the use, development, handling or commercialization of any licensed compound, licensed product or the Ipsen formulation technology by or on behalf of Ipsen or any of its affiliates, licensees, distributors or contractors; and (v) (in our case) the making, use, development, handling or commercialization of any licensed compound or any licensed product by or on our behalf or any of our affiliates, licensees or contractors. The License Agreement contains other customary clauses and terms as are common in similar agreements in the industry. The License Agreement was amended on September 12, 2007 and May 11, 2011.

        In January 2006, we entered into a Pharmaceutical Development Agreement as contemplated by the License Agreement with Ipsen. The Pharmaceutical Development Agreement as amended in July 2007, February 2009, June 2010 and December 2011 provides for the supply of quantities of licensed product for use in certain clinical trials. Beaufour Ipsen Industrie SAS, a subsidiary of Ipsen, is responsible for the supply of BA058 Injection in liquid form in a multi-dose cartridge for use in a pen delivery device. The multi-dose cartridges are manufactured for Beaufour Ipsen Industrie SAS by

Vetter under a separate agreement between those parties, and BA058 API is manufactured by Lonza for us and is delivered to Vetter for vialing in the multi-dose cartridges. The Pharmaceutical Development Agreement expires upon the completion of the work plan entered into under the Pharmaceutical Development Agreement unless it is sooner terminated. The Pharmaceutical Development Agreement shall automatically terminate upon termination of the Ipsen license Agreement. We may terminate the Pharmaceutical Development Agreement at any time and for any reason with a specified prior notice period to Ipsen. Either party may terminate the Pharmaceutical Development Agreement upon a material breach by the other party with respect to the Pharmaceutical Development Agreement or the Ipsen License Agreement unless such other party cures the alleged breach within the notice period specified in the Development and Manufacturing Services Agreement. The Pharmaceutical Development Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

  Eisai

        In June 2006, we exclusively licensed the worldwide (except Japan) rights to research, develop, manufacture and commercialize RAD1901 and related products from Eisai. Specifically, we licensed the patent application that subsequently issued as US Patent No. 7,612,114 (effective filing date December 25, 2003, statutory term extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO) entitled "Selective Estrogen Receptor Modulator," the corresponding foreign patent applications and continuing patent applications. As consideration for the rights to RAD1901, we paid Eisai an initial license fee of $500,000. In connection with the License Agreement, we have agreed to pay Eisai certain fees in the range of $1.0 million to $20.0 million (inclusive of the $500,000 initial license fee), payable upon the achievement of certain clinical and regulatory milestones. As of December 31, 2011, we do not believe there were any milestones probable of being achieved in the foreseeable future.

        Should a product covered by the licensed technology be commercialized, we will be obligated to pay to Eisai royalties in a variable mid-single digit range based on net sales of the product on a country-by-country basis until the later of the last to expire of the licensed patents or the expiration of data protection clauses covering such product in such country; the royalty rate shall then be subject to reduction and the royalty obligation will expire at such time as sales of lawful generic version of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound. The latest valid claim to expire, barring any extension thereof, is expected on August 18, 2026.

        We were also granted the right to sublicense with prior written approval from Eisai, and subject to a right of first negotiation held by Eisai if we seek to grant sublicenses limited to particular Asian countries. If we sublicense the licensed technology to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee and royalties in low single digit range based on net sales of the sublicensee. The license agreement expires on a country by country basis on the later of (i) date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (ii) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.

        The license agreement may be terminated by us with respect to the entire territory with prior notice to Eisai if we reasonably determine that the medical/scientific, technical, regulatory or commercial profile of the licensed product does not justify continued development or marketing. The license agreement can also be terminated by Eisai on a country by country basis at any time prior to the date on which we have filed for either an FDA NDA approval or an EMA marketing approval with respect to a licensed product, upon prior written notice to us if Eisai makes a good faith determination that we have not used commercially reasonable efforts to develop the licensed product in the territory having reference to prevailing principles and time scales associated with the development, clinical testing and government approval of products of a like nature to such licensed product, unless such default is cured within the period specified in the license agreement or if not capable of being cured within such period we commence efforts to cure and make diligent efforts to do so. Either party may also terminate the license agreement upon a material breach by the other party unless such other party cures the alleged breach within the notice period specified in the license agreement. Either party may also terminate the license agreement upon the bankruptcy or insolvency of the other party. Eisai may also terminate the license agreement with prior notice if we are acquired by, or if we transfer all of our pharmaceutical business assets (or an essential part of such assets) or more than 50% of our voting stock to, any third party person or organization, or otherwise come under the control of, such a person or organization, whether resulting from merger, acquisition, consolidation or otherwise in the event that Eisai reasonably determines that the person or organization assuming control of us is not able to perform the license agreement with the same degree of skill and diligence that we would use, such determination being made with reference to the following criteria with respect to the person or organization assuming control of us: (1) whether such person or organization has the financial resources to assume our obligations with respect to development and commercialization of products; (2) whether such person or organization has personnel with skill and experience adequate to assume our obligations with respect to development and commercialization of products at the stage of development and commercialization as of the date of such change; and (3) whether such person or organization expressly assumes all obligations imposed on us by the license agreement and agrees to dedicate personnel and financial resources to the development and commercialization of the licensed product that are at least as great as those provided by us. Eisai shall further have the right to terminate if the acquiring person or organization: (a) has any material and active litigations with Eisai; (b) is a certain type of pharmaceutical company; or (c) is a hostile takeover bidder against us which has not been approved by our board of directors as constituted immediately prior to such change of control.

        The license agreement contains customary risk allocation clauses with each party indemnifying the other in respect of third-party claims arising out of or resulting from: (i) the negligence, reckless or intentional acts or omissions of such party, its affiliates, and licensees; (ii) any breach by such party of its representations and warranties; and (iii) any personal injury arising out of the labeling, packaging, package insert, other materials or promotional claims with respect to any licensed product by such party or its affiliates, licensees or distributors in the territory (in our case) or Japan (in the case of Eisai). The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

  Lonza

        In October 2007, we entered into a Development and Manufacturing Services Agreement with Lonza. We and Lonza have entered into a series of Work Orders pursuant to the Development and Manufacturing Services Agreement pursuant to which Lonza has performed pharmaceutical development and manufacturing services for our BA058 product. We pay Lonza for services rendered and deliverables delivered pursuant to these work orders on a fee for service basis as specified in the applicable work statement. The Development and Manufacturing Services Agreement will expire on April 4, 2013 unless it is sooner terminated, and is subject to renewal by us for successive multiple-year terms with notice to Lonza.

        The Development and Manufacturing Services Agreement or any Work Order may be terminated by either party upon a material breach by the other party with respect to the Development and Manufacturing Services Agreement unless such other party cures the alleged breach within the notice period specified in the Development and Manufacturing Services Agreement. Either party may also terminate a Work Order if force majeure conditions have prevented performance by the other party for more than a specified period of time with respect to such Work Order. Termination of any Work Order for force majeure shall not result in termination of the Development and Manufacturing Services Agreement or any other Work Orders, which shall remain in force until terminated. Either party may also terminate the Development and Manufacturing Services Agreement upon the bankruptcy or insolvency of the other party. We may also terminate the Development and Manufacturing Services Agreement or any Work Order with prior notice to Lonza for convenience. We may also terminate the Development and Manufacturing Services Agreement or any Work Order if we reasonably determine that Lonza is or will be unable to perform the applicable services in accordance with the agreed upon timeframe and budget set forth in the applicable Work Order, or if Lonza fails to obtain or maintain any material governmental licenses or approvals required in connection with such services.

        The Development and Manufacturing Services Agreement contains customary risk allocation clauses with each party indemnifying the other in respect of third-party claims arising out of or resulting from: (i) the negligence or willful misconduct of such party, its affiliates and their respective officers, directors, employees and agents in performing its obligations under the Developing and Manufacturing Services Agreement; and (ii) any breach by such party of its representations and warranties under the Development and Manufacturing Services Agreement. We have agreed to indemnify Lonza in respect of third-party claims arising from or relating to the use of our product.

        On December 23, 2011, we entered into Work Order No. 4, or Work Order No. 4, under that certain Development and Manufacturing Services Agreement with Lonza. Pursuant to Work Order No. 4, Lonza agreed to perform activities required for our filing of an NDA in the United States with the FDA and similar applications required by the EMA and other authorities, excluding authorities in Japan, for BA058, including production of three validation batches. These activities will provide for full process qualification and all required documentation necessary for regulatory submissions of the NDA to the FDA and the NDA equivalents to such other authorities. The total compensation payable to Lonza from us for services performed under Work Order No. 4 is up to €363,500, plus up to €1.1 million ($471,000, plus up to $1.4 million), for the regulatory qualification and validation campaigns (based on a rate of 180 grams of product being used in connection with the activities to be conducted as part of such campaigns).

  Charles River Laboratories

        In March 2004, we entered into a Laboratory Services and Confidentiality Agreement with Charles River Laboratories, Inc., or CRLI, and amended this agreement on November 7, 2008. We have entered into a series of letter agreements with CRLI pursuant to this Laboratory Services and Confidentiality Agreement, covering the performance of certain testing and analytical services concerning our product candidates. We pay CRLI for services rendered and deliverables delivered pursuant to these letter agreements on a fee for service basis. We are permitted to terminate any on-going study under the Laboratory Services and Confidentiality Agreement at any time with the specified prior notice to CRLI and subject to the payment of applicable study costs and fees. Either party may terminate the Laboratory Services and Confidentiality Agreement at any time with the specified prior notice to the other party and subject to the completion of any then on-going studies and the payment by us of any fees for such studies. Either party may also terminate the Laboratory Services and Confidentiality Agreement upon a material breach by the other party unless such other party cures the alleged breach within the notice period specified in the Laboratory Services and Confidentiality Agreement.

        The Laboratory Services and Confidentiality Agreement contains customary risk allocation clauses with each party indemnifying the other in respect of third-party claims arising out of or in connection with the negligence or willful misconduct of such party. We also agreed to indemnify CRLI in respect of third-party claims arising out of or in connection with the manufacture, distribution, use, sale or other disposition by us, or any of our distributors, customers, sublicensees or representatives, of any of our products or processes and/or any other substances which are produced, purified, tested or vialed by CRLI. We also agreed to indemnify CRLI against any and all liability that may be incurred as the result of any contact by us or our employees with CRLI's animals, tissues or specimens during visits to CRLI or after delivery of any samples/specimens to us. The Laboratory Services and Confidentiality Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Government Regulation

        United States—FDA Process.    The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. We expect BA058, RAD1901 and RAD140 will each be subject to review by the FDA as a drug under NDA standards though we currently only have an active IND application in relation to BA058 in the United States

        Drug Approval Process.    None of our drugs may be marketed in the United States until the drug has received FDA approval. The steps required to be completed before a drug may be marketed in the United States include:

  •
  preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA's Good Laboratory Practice, or GLP, regulations;

  •
  submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin and must be updated annually;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication to FDA's satisfaction;

  •
  submission to the FDA of an NDA;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, regulations; and

  •
  FDA review and approval of the NDA.

        Preclinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application, which must become effective before human clinical trials may begin. An IND application will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND application. In such a case, the IND application sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND application will result in the FDA allowing clinical trials to begin.

        Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application.

        Clinical trials necessary for product approval are typically conducted in three sequential Phases, but the Phases may overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board, or IRB, for each institution where the trials will be conducted, and each IRB must monitor the study until completion. Study subjects must sign an informed consent form before participating in a clinical trial. Clinical testing also must satisfy extensive good clinical practice, or GCP, regulations and regulations for informed consent and privacy of individually identifiable information. Phase 1 usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase 1 studies are usually conducted in healthy individuals and are not intended to treat disease or illness. However, Phase 1b studies are conducted in healthy volunteers or in patients diagnosed with the disease, or condition for which the study drug is intended, who demonstrate some biomarker, surrogate, or possibly clinical outcome that could be considered for "proof of concept." Proof of concept in a Phase 1b study typically confirms the hypothesis that the current prediction of biomarker, or outcome benefit is compatible with the mechanism of action. Phase 2 usually involves trials in a limited patient population to: (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific indications. Several different doses of the drug may be looked at in Phase 2 to see which dose has the desired effects. Patients are monitored for side effects and for any improvement in their illness, symptoms, or both. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. A Phase 3 trial usually compares how well the study drug works compared with an inactive placebo and/or another approved medication. One group of patients may receive the new drug being tested, while another group of patients may receive the comparator drug (already-approved drug for the disease being studied), or placebo. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

        The FDCA permits FDA and the IND application sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of an effectiveness claim in an NDA. This process is known as a Special Protocol Assessment, or SPA. Under an SPA, the FDA agrees to not later alter its position with respect to adequacy of the design, execution or analyses of the clinical trial intended to form the primary basis of an effectiveness claim in an NDA without the sponsor's agreement, unless the FDA identifies a substantial scientific issue essential to determining the safety or efficacy of the drug after testing begins.

        Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. The FDA reviews the application and may deem it to be inadequate, and companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee, but it typically follows such recommendations.

        The FDA has various programs, including fast track, priority review and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those intended to treat serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. A company cannot be sure that any of its drugs will qualify for any of these programs, or if a drug does qualify, that the review time will be reduced.

        Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing is in compliance with cGMP regulations. If the NDA and the manufacturing facilities are deemed acceptable by the FDA, it may issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug's safety or efficacy, or impose other conditions. Approval may also be contingent on a Risk Evaluation and Mitigation Strategy, or REMS, that limits the labeling, distribution or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market.

        After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market products for additional indications, it must obtain additional approvals from the FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. A company cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

        Post-Approval Requirements.    Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to: (i) report certain adverse reactions to the FDA, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMP regulations after approval. The FDA periodically inspects the sponsor's records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMP regulations. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We have used and intend to continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, including withdrawal of the product from the market.

        Hatch-Waxman Act.    Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products. In considering whether to approve such a generic drug product, the FDA requires that an Abbreviated New Drug Application, or ANDA, applicant demonstrate, among other things, that the proposed generic drug product's active ingredient is the same as that of the reference product, that any impurities in the proposed product do not affect the product's safety or effectiveness, and that its manufacturing processes and methods ensure the consistent potency and purity of its proposed product.

        The Hatch-Waxman Act provides five years of data exclusivity for new chemical entities which prevents the FDA from accepting ANDAs and 505(b)(2) applications containing the protected active ingredient. We expect to be eligible for five years of data exclusivity following any FDA approval of BA058 Injection.

        The Hatch-Waxman Act also provides three years of exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA's approval of new uses of approved products, such as new indications, delivery mechanisms, dosage forms, strengths, or conditions of use. For example, if BA058 Injection is approved for commercialization and we are successful in performing a clinical trial of BA058 Microneedle Patch that provides a new basis for approval (a different delivery mechanism) it is possible that we may become eligible for an additional three year period of data exclusivity which protects against the approval of ANDAs and 505(b)(2) applications for the protected use but will not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient.

        The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain information about patents related to the drug for listing in the FDA's list of Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book). ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the reference product. A certification that a listed patent is invalid or will not be infringed by the marketing of the applicant's product is called a "Paragraph IV certification." If the ANDA or 505(b)(2) applicant provides such a notification of patent invalidity or noninfringement, then the FDA may accept the ANDA or 505(b)(2) application beginning four years after approval of the NDA. If an ANDA or 505(b)(2) application containing a Paragraph IV certification is submitted to the FDA and accepted as a reviewable filing by the agency, the ANDA or 505(b)(2) applicant then must provide, within 20 days, notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant's opinion that the patent is invalid or not infringed. The NDA holder or patent owner then may file suit against the ANDA or 505(b)(2) applicant for patent infringement. If this is done within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of the FDA's ability to approve the ANDA or 505(b)(2) application is triggered. The 30-month stay begins at the end of the NDA holder's data exclusivity period, or, if data exclusivity has expired, on the date that the patent holder is notified of the submission of the ANDA. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

  European Union—EMA Process

        In the European Union, or the EU, medicinal products are authorized following a similar demanding process as that required in the United States. Applications are based on the ICH Common Technical Document and must include a detailed plan for pediatric approval, if such approval is sought. Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

        Centralized procedure.    Under the centralized procedure, after the EMA issues an opinion, the European Commission issues a single marketing authorization valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

        National authorization procedures.    There are also two other possible routes to authorize medicinal products in several countries, which are available for products that fall outside the scope of the centralized procedure:

  •
  Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of a medicinal product that has not yet been authorized in any European Union country and that does not fall within the mandatory scope of the centralized procedure.

  •
  Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Thereafter, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

        In light of the fact that there is no policy at the EU level governing pricing and reimbursement, the 27 EU Member States each have developed their own, often varying, approaches. In many EU Member States, pricing negotiations must take place between the Marketing Authorization Holder and the competent national authorities before the product is sold in their market with Marketing Authorization Holders required to provide evidence demonstrating the pharmaco-economic superiority of their product in comparison with directly and indirectly competing products. We have reviewed our development program, proposed Phase 3 study design, and overall non-clinical and clinical data package to support future regulatory approval of BA058 Injection with EMA but have not initiated any discussions with EMA with respect to seeking regulatory approval of our other products in Europe.

        Good manufacturing practices.    Like the FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location, or process, additional regulatory review and approval may be required. Once we or our partners commercialize products, we will be required to comply with cGMP, and product-specific regulations enforced by, the European Commission, the EMA and the competent authorities of EU Member States following product approval. Also like the FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our or our partners' equipment, facilities, or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations or the withdrawal of our product from the market.

  Other International Markets—Drug approval process

        In some international markets (e.g., China or Japan), although data generated in United States or EU trials may be submitted in support of a marketing authorization application, additional clinical trials conducted in the host territory, or studying people of the ethnicity of the host territory, may be required prior to the filing or approval of marketing applications within the country.

  Pricing and Reimbursement

        In the United States and internationally, sales of products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of reimbursement from third-party payors such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out-of-pocket obligations of member patients for such products. In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.

        There is no legislation at the EU level governing the pricing and reimbursement of medicinal products in the EU. As a result, the competent authorities of each of the 27 EU Member States have adopted individual strategies regulating the pricing and reimbursement of medicinal products in their territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move towards reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price-control methodologies. The government of the UK, while continuing for now to utilize its established Pharmaceutical Pricing Reimbursement Scheme approach, has announced its intentions to phasing in, by 2014, a new value-based pricing approach, at least for new product introductions. Under this approach, in a complete departure from established methodologies, reimbursement levels of each drug will be explicitly based on an assessment of value, looking at the benefits for the patient, unmet need, therapeutic innovation, and benefit to society as a whole. It is increasingly common in many EU Member States for Marketing Authorization Holders to be required to demonstrate the pharmaco-economic superiority of their products as compared to products already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.

        Future legislation, including the current versions being considered at the federal level in the United States and at the national level in EU Member States, or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize products depends in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved healthcare products by third-party payors.

  Sales and Marketing

        The FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians may prescribe legally available drugs for uses that are not described in the drug's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician's belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.

        We may also be subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes, so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA permits the government to assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called "responsible corporate officer" doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.

        Given the significant penalties and fines that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, there are an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

        Similar rigid restrictions are imposed on the promotion and marketing of medicinal products in the EU and other countries. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution partners can have implications for us.

  Other Laws and Regulatory Processes

        We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the SEC and, if any or our capital stock becomes listed on a national securities exchange, we will be subject to the regulations of such exchange on which our shares are traded. In addition, the Financial Accounting

Standards Board, or FASB, the SEC and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

        Our international operations are subject to compliance with the Foreign Corrupt Practices Act, or the FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA for activities by our partners, collaborators, CROs, vendors or other agents.

        Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Intellectual Property

        As of January 31, 2012, we owned two issued United States patents, as well as nine pending United States patent applications and 28 pending foreign patent applications in Europe and 16 other jurisdictions, two granted foreign patents and three pending international applications. As of January 31, 2012, we had licenses to nine United States patents, one United States patent application as well as numerous foreign counterparts to many of these patents and patent applications. We licensed these patents and patent applications on an exclusive basis for all countries except Japan though our rights in France with respect to BA058 are subject to certain co-promotion and co-marketing rights held by Ipsen and our rights to sublicense in certain Asia Pacific countries in respect of RAD1901 are subject to a right of first refusal held by Eisai, all as described herein in our discussion of our license agreements with Ipsen and Eisai.

Employees

        As of December 31, 2011, we employed nine full-time employees and two part-time employees, four of whom held Ph.D. or M.D. degrees. Five of our employees were engaged in research and development activities and six were engaged in support administration, including business development and finance. We intend to use CROs and other third parties to perform our clinical studies and manufacturing.

Corporate Information

        We were incorporated in the state of Delaware on February 4, 2008 under the name MPM Acquisition Corp. In May 2011, we entered into a reverse merger transaction, or the "Merger," with our predecessor, Radius Health, Inc., a Delaware corporation formed on October 3, 2003, or the Former Operating Company, pursuant to which the Former Operating Company became a wholly-owned subsidiary of ours. Immediately following the merger transaction, the Former Operating Company was merged with and into us, or the Short-Form Merger, we assumed the business of the Former Operating Company and changed our name to "Radius Health, Inc."

ITEM 1A.    RISK FACTORS.

        Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following important factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

 Risks Related to Our Business

Risks Related to Our Financial Position and Need for Capital

We are not currently profitable and may never become profitable.

        We have a history of net losses and expect to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. We had a net loss of $42.5 million for the year ended December 31, 2011 and $14.6 million for the year ended December 31, 2010. As of December 31, 2011 we had an accumulated deficit of $122.4 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

  •
  continue to undertake preclinical development and clinical trials for product candidates;

  •
  seek regulatory approvals for product candidates;

  •
  implement additional internal systems and infrastructure; and

  •
  hire additional personnel.

        We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Accordingly, unless and until we generate revenues and become profitable, we will need to raise additional capital to continue to operate our business, including after the consummation of this offering. Our failure to achieve or maintain profitability or to raise additional capital could negatively impact the value of our securities.

We currently have no product revenues and will need to raise additional capital to operate our business.

        To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are BA058, RAD1901 and RAD140, and none of these products candidates is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, borrowings under our credit facility, or our credit facility, with Oxford Finance LLC and General Electric Capital Corporation, or GECC, licensing fees and grants and potentially, future offerings of our securities. We believe that our existing resources, together with available borrowings of $12.5 million under our $25.0 million credit facility, will be sufficient to fund our planned operations into the first quarter of 2013. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

Our credit facility imposes significant restrictions on our business, and if we default on our obligations, the lenders would have a right to foreclose on substantially all our assets.

        In May 2011, we entered into our $25.0 million credit facility with GECC, as agent and lender, and Oxford Finance LLC, as lender. We drew $12.5 million under our credit facility during 2011 and had available borrowings of $12.5 million as of December 31, 2011. Our credit facility contains a number of covenants that impose significant operating and financial restrictions on us. These covenants limit our ability to:

  •
  dispose of our business or certain assets;

  •
  change our business, management, ownership or business locations;

  •
  incur additional debt or liens;

  •
  make certain investments or declare dividends;

  •
  acquire or merge with another entity for consideration in excess of an allowable amount;

  •
  engage in transactions with affiliates; or

  •
  encumber our intellectual property.

        Our credit facility may limit our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

        We have pledged substantially all of our assets other than our intellectual property to secure our obligations under our credit facility. If we default on our obligations and are unable to obtain a waiver for such a default, the lenders would have a right to accelerate the debt and terminate all commitments under our credit facility. They would also have the right to foreclose on the pledged assets, including our cash and cash equivalents. Any such action on the part of lenders against us would significantly harm our business and our ability to operate.

We will need to seek additional sources of financing, which may not be available on favorable terms, if at all.

        If we do not succeed in the timely raising of additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds, other than under our credit facility. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We are a company with a limited operating history upon which to base an investment decision.

        We are a company with a limited operating history and have not demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

  •
  continuing to undertake preclinical development and clinical trials;

  •
  participating in regulatory approval processes;

  •
  formulating and manufacturing products; and

  •
  conducting sales and marketing activities.

        Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking preclinical and clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing further in our securities.

Our financial results may fluctuate from quarter to quarter, which makes our results difficult to predict and could cause our results to fall short of expectations.

        Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our revenues, if any, may fluctuate from quarter to quarter and our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events as well as the various risk factors listed in this section could adversely affect our financial results and cause our stock price to fall.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are heavily dependent on the success of BA058 Injection, which is under clinical development. We cannot be certain that BA058 Injection will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

        BA058 Injection is our only product candidate in late stage clinical development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market BA058 Injection in the United States unless and until we receive approval of an NDA from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. In addition, the approval of BA058 Microneedle Patch as a follow-on product is dependent on the earlier approval of BA058 Injection. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and any approval of BA058 Injection may be delayed, limited or denied for many reasons, including:

  •
  we may experience delays in the enrollment of patients in our ongoing Phase 3 clinical trial;

  •
  we may not be able to demonstrate that BA058 is safe and effective as a treatment for osteoporosis to the satisfaction of the FDA;

  •
  the results of our clinical studies may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

  •
  the FDA may disagree with the number, design, size, conduct or implementation of our clinical studies;

  •
  the CRO that we retain to conduct clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

  •
  the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that BA058's clinical and other benefits outweigh its safety risks;

  •
  the FDA may disagree with our interpretation of data from our preclinical studies and clinical studies or may require that we conduct additional studies;

  •
  the FDA may not accept data generated at our clinical study sites;

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

  •
  the FDA may require development of a REMS as a condition of approval;

  •
  the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or

  •
  the FDA may change its approval policies or adopt new regulations.

        Before we submit an NDA to the FDA for BA058 as a treatment for osteoporosis, we must complete several additional studies, including our pivotal Phase 3 study, a thorough QT Phase 1 study, a Phase 1 PK study in renal patients, a Phase 1 PK study in hepatic patients, a carcinogenicity study in rats, and bone quality studies in rats and monkeys. We have not commenced all of these required studies and the results of these studies will have an important bearing on the approval of BA058. In addition to fracture and BMD, our pivotal Phase 3 study will measure a number of other potential safety indicators, including anti-BA058 antibodies which will have an important bearing on the approval of BA058. In addition, the results from the rat carcinogenicity study, which includes hPTH(1-34), a daily subcutaneous injection of recombinant human parathyroid hormone as a comparator, may show that BA058 dosing results in more osteosarcomas than PTH, which may have a material adverse bearing on approval of BA058.

If we experience delays in the enrollment of patients in our Phase 3 clinical trial of BA058 Injection or any other clinical trial, our receipt of necessary regulatory approvals could be delayed or prevented.

        We may not be able to initiate or continue clinical trials for some of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. If we do not enroll patients in our Phase 3 clinical trial of BA058 Injection at the rate that we expect, we will not be able to complete the trial in a timely manner and may be required to incur additional expenses in order to seek to accelerate the rate of patient enrollment. In addition, many of our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates.

        Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

If we do not obtain the necessary United States or foreign regulatory approvals to commercialize any product candidate, we will not be able to sell our product candidates.

        We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates, including BA058, RAD1901 and RAD140, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review. Delays in obtaining regulatory approvals may:

  •
  delay commercialization of, and our ability to derive product revenues from, our product candidates;

  •
  impose costly procedures on us; and

  •
  diminish any competitive advantages that we may otherwise enjoy.

        Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We may never obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenues, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire any product candidate.

        In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates for sale outside the United States.

Most of our product candidates are in early stages of clinical trials.

        Except for BA058, each of our other product candidates, which are RAD1901 and RAD140, is in early stages of development and requires extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA will be accepted.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

        Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. A substantial portion of our BA058 development costs are denominated in euro and any adverse movement in the dollar/euro exchange rate will result in increased costs and require us to raise additional capital to complete the development of our products. The clinical trial process is also time consuming. We estimate that clinical trials of BA058 Injection will take several additional years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

  •
  unforeseen safety issues;

  •
  determination of dosing issues;

  •
  lack of effectiveness during clinical trials;

  •
  slower than expected rates of patient recruitment and enrollment;

  •
  inability to monitor patients adequately during or after treatment; and

  •
  inability or unwillingness of medical investigators to follow our clinical protocols.

        In addition, we, the FDA, or other regulatory authorities and ethics committees with jurisdiction over our studies may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA or other authorities find deficiencies in our regulatory submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for existing or future clinical trials.

The results of our clinical trials may not support our product candidate claims.

        Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. For example, our Phase 3 study of BA058 Injection for fracture prevention may not replicate the positive efficacy results for BMD from our Phase 2 study. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials to date have involved small patient populations. Because of the small sample sizes, the results of these clinical trials may not be indicative of future results.

Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

        Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if we obtain marketing approval of a product candidate, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and, if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing.

        In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

  •
  restrictions on such products, manufacturers or manufacturing processes;

  •
  restrictions on the labeling or marketing of a product;

  •
  restrictions on product distribution or use;

  •
  requirements to conduct post-marketing clinical trials;

  •
  warning or untitled letters;

  •
  withdrawal of the products from the market;

  •
  refusal to approve pending applications or supplements to approved applications that we submit;

  •
  recall of products;

  •
  fines, restitution or disgorgement of profits or revenue;

  •
  suspension or withdrawal of marketing approvals;

  •
  refusal to permit the import or export of our products;

  •
  product seizure; or

  •
  injunctions or the imposition of civil or criminal penalties.

Physicians and patients may not accept and use our drugs.

        Even if the FDA approves one or more of our product candidates, physicians and patients may not accept and use them. Acceptance and use of any of our products will depend upon a number of factors including:

  •
  perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drug;

  •
  cost-effectiveness of our product relative to competing products;

  •
  availability of coverage and reimbursement for our product from government or other healthcare payers; and

  •
  effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

        Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of these drugs to gain market acceptance would harm our business and would require us to seek additional financing.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

        Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If serious adverse or inappropriate side effects are identified during the development of our product candidates, we may need to abandon our development of some of our product candidates.

        All of our product candidates are still in preclinical or clinical development. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval, if ever. If our product candidates result in undesirable side effects or have characteristics that are unexpected, we may need to abandon their development.

Risks Related to Our Dependence on Third Parties

Our drug development program depends upon third-party researchers, investigators and collaborators who are outside our control.

        We depend upon independent researchers, investigators and collaborators, such as Nordic, to conduct our preclinical and clinical trials under agreements with us. These third parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist competitors at our expense, our competitive position would be harmed.

If a regulatory or governmental authority determines that a financial interest in the outcome of the Phase 3 study of BA058 Injection by any of the entities managing our Phase 3 study affected the reliability of the data from the Phase 3 study, our ability to use the data for our planned regulatory submissions could be compromised, which could harm our business and the value of our common stock.

        The Phase 3 study of BA058 Injection is being managed by Nordic at certain clinical sites operated by CCBR. Nordic controls, and holds an ownership interest in, the local CCBR clinical sites. The clinical trial investigators are employees of CCBR and may also hold an equity interest in the local CCBR clinical trials.

        In consideration of Nordic's management of this Phase 3 study, we agreed to make various cash payments to Nordic over the course of the Phase 3 study equal to a total of €35.8 million ($46.4 million) and a total of $5.3 million. We also agreed to sell shares of capital stock to Nordic that were exchanged in the Merger for 6,443 shares of our series A-5 convertible preferred stock for proceeds of approximately $525,000. These shares of our series A-5 convertible preferred stock will automatically convert into 64,430 shares of our common stock upon the listing of our common stock on a national securities exchange. Pursuant to the terms of our agreements with Nordic, we will also issue to Nordic additional shares of common stock with an aggregate value of up to €36.8 million ($47.7 million). These additional shares of common stock accrue at a quarterly rate based on the progress of the Phase 3 clinical study and are issuable at a price per share equal to the greater of $8.142 or the 20-day average of the closing price of our common stock at any time after our common stock is publicly traded.

        The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control, including any negative outcome of the Phase 3 study. Accordingly, the shares of common stock that we will issue to Nordic in consideration of Nordic's management of the Phase 3 study may be less than the full value contemplated under our agreements with Nordic. As a result, the total consideration that Nordic will receive in cash and common stock may be viewed to be below the market price paid by other companies for comparable clinical trial services.

        Because of the potential decrease in the value of the common stock issuable to Nordic upon a negative outcome of the Phase 3 study, Nordic, CCBR and the clinical trial investigators may be viewed as having a financial interest in the outcome of the study. We have obtained written acknowledgments from the clinical trial investigators certifying that they have no financial interest in the outcome of the Phase 3 study. However, if the FDA, EMA or any other similar regulatory or governmental authority determines that Nordic, CCBR or the clinical trial investigators have a financial interest that affected the reliability of the data from the Phase 3 study, we could be subject to additional regulatory scrutiny and the utility of the Phase 3 data for purposes of our planned regulatory submissions could be compromised, which could have a material adverse effect on our business and the value of our common stock.

We will rely exclusively on third parties to formulate and manufacture our product candidates.

        We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We have entered into agreements with contract manufacturers to manufacture BA058 Injection for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of BA058. We currently do not have sufficient clinical supplies of BA058 to complete the Phase 3 study for BA058 Injection but believe that our contract manufacturers will be able to produce sufficient supply of BA058 to complete all of the planned BA058 clinical studies. However, if our contract manufacturers are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our clinical studies, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies for BA058. Any modification of our finished product or modification or termination of our Phase 3 clinical study could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business and impair our ability to raise capital.

        We depend on a number of single source contract manufacturers to supply key components of BA058. For example, we depend on Lonza, which produces supplies of bulk drug product of BA058 to support BA058 Injection and BA058 Microneedle Patch clinical studies and potential commercial launch. We also depend on Beaufort Ipsen Industrie SAS and its subcontractor Vetter Pharma Fertigung GmbH & Co, or Vetter, for the production of finished supplies of BA058 Injection and we depend on 3M for the production of BA058 Microneedle Patch. Because of our dependence on Vetter for the "fill and finish" part of the manufacturing process for BA058 Injection, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of BA058 to meet the needs of our clinical studies or be able to scale to commercial production of BA058. Because the manufacturing process for BA058 Microneedle Patch requires the use of 3M's proprietary technology, 3M is our sole source for finished supplies of BA058 Microneedle Patch.

        While we are currently in discussions, to date, neither we nor our collaborators have entered into a long-term agreement with Lonza, Vetter or 3M, each of whom currently produce BA058 or related components on a purchase order basis for us. Accordingly, Lonza, Vetter and 3M could terminate their relationship with us at any time and for any reason. We may not be able to negotiate long-term agreements on acceptable terms, or at all. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce BA058 or related components in required quantities, on a timely basis or at all, or if we are forced to accept unfavorable terms for our future relationship, our business and financial condition would be materially harmed. If any of our current product candidates or any product candidates we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs or related components. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

  •
  We may be unable to identify manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

  •
  Our third-party manufacturers might be unable to formulate and manufacture our drugs or related components in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

  •
  Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

  •
  Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards.

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

If we are not able to establish additional collaborations, we may have to alter our development plans.

        Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

        We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may also be restricted under existing collaboration agreements from entering into agreements on certain terms with other potential collaborators. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

Risks Relating to Marketing and Sale of Our Products

We have no experience selling, marketing or distributing products and no internal capability to do so.

        We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators' strategic interest in the products under development and such collaborators' ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that our collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our products in the United States or overseas.

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

        We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have compounds already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

  •
  developing drugs;

  •
  undertaking preclinical testing and human clinical trials;

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

        Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement will be available from:

  •
  government and health administration authorities;

  •
  private health maintenance organizations and health insurers; and

  •
  other healthcare payers.

        Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover such drug. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our product candidates, once approved, market acceptance of such product could be reduced.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

        The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

        We are a party to a number of intellectual property license agreements with third parties and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that any future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. The occurrence of such events could materially harm our business.

If our efforts to protect our intellectual property related to BA058, RAD1901 and/or RAD140 fail to adequately protect these assets, we may suffer the loss of the ability to license or successfully commercialize one or more of these candidates.

        Our commercial success is significantly dependent on intellectual property related to our product portfolio. We are either the licensee or assignee of numerous issued and pending patent applications that cover various aspects of our assets, including BA058, RAD1901 and RAD140.

        Patents covering BA058 as a composition of matter have been issued in the United States (US Patent No. 5,969,095), Europe and several additional countries. Because the BA058 composition of matter patent was filed in 1996, it is expected to have a normal expiry of approximately 2016 in the United States (this date does not include the possibility of Hatch-Waxman patent term extension of up to five years which could extend the expiration in the United States until at least the fourth quarter of 2020) and additional countries where it has issued.

        We and Ipsen, are also coassignees to US Patent No. 7,803,770 that we believe provides exclusivity until 2028 in the United States (absent any Hatch-Waxman patent term extensions) for the method of treating osteoporosis with the intended therapeutic dose for BA058 Injection.

        Currently, additional intellectual property covering BA058 Microneedle Patch is the subject of two US provisional patent applications with priority dates of 2011. Regular applications claiming priority to these 2011 provisional applications are expected to be made in 2012, and any issued claims resulting from these applications will expire no earlier than 2032. However, pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of claimed inventions are not always predictable. Additional intellectual property covering BA058 Microneedle Patch technology exists in the form of proprietary information contained by trade secrets. These can be accidentally disclosed to, independently derived by or misappropriated by competitors, possibly reducing or eliminating the exclusivity advantages of this form of intellectual property, thereby allowing those competitors more rapid entry into the marketplace with a competitive product thus reducing our marketing advantage of BA058 Microneedle Patch. In addition, trade secrets may in some instances become publicly available required disclosures in regulatory files. Alternatively, competitors may sometimes reverse engineer a product once it becomes available on the market. Even where a competitor does not use an identical technology for the delivery of BA058, it is possible that they could achieve an equivalent or even superior result using another technology. Such occurrences could lead to either one or more alternative competitor products available on the market and/or one or more generic competitor products on the market with a corresponding decrease in market share and/or price for BA058 Microneedle Patch. See "Business—Patents relating to BA058."

        Patents covering RAD1901 as a composition of matter have been issued in the United States, Canada and Australia and are pending in Europe and several additional countries. The RAD1901 composition of matter patent in the United States expires in 2026 (not including any Hatch-Waxman extension). Additional patent applications relating to methods of treating vasomotor symptoms, clinical dosage strengths and combination treatment modalities all covering RAD1901 have been filed. Pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of any claimed invention before that patent office are not always predictable. As a result, we could encounter challenges or difficulties in building, maintaining and/or defending our intellectual property both in the United States and abroad. See "Business—Patents relating to RAD1901."

        We have yet to conduct comprehensive freedom-to-operate searches to determine whether our use of the patents licensed or issued to us that are believed to cover BA058 and RAD1901 would infringe patents owned by third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to these issued or licensed patents, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

        Patent applications covering RAD140 and other SARM compounds that are part of the SARM portfolio have been granted in the United States, and are pending in the United States and elsewhere. The RAD140 composition of matter case expires in 2029 in the United States (this does not include the possibility of any Hatch-Waxman extension) and additional countries if and when it issues. Since patents are both highly technical and legal documents that are frequently subject to intense litigation pressure, there is risk that even if one or more RAD140 patents does issue and is asserted that the patent(s) will be found invalid, unenforceable and/or not infringed when subject to said litigation. Finally, the intellectual property laws and practices can vary considerably from one country to another and also can change with time. As a result, we could encounter challenges or difficulties in building, maintaining and defending our intellectual property both in the United States and abroad. See "Business—Patents relating to RAD140."

If we are unable to obtain and maintain patent protection for our technology and products, or if our licensors are unable to obtain and maintain patent protection for the technology or products that we license from them, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

        Our success depends in large part on our and our licensors' ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

        The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors' patent rights are highly uncertain. Our and our licensors' pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. We may become involved in opposition or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

        Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Payments, fees, submissions and various additional requirements must be met in order for pending patent applications to advance in prosecution and issued patents to be maintained. Rigorous compliance with these requirements is essential to procurement and maintenance of patents integral to the product portfolio.

        Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will come due for payment periodically throughout the lifecycle of patent applications and issued patents. In order to help ensure that we comply with any required fee payment, documentary and/or procedural requirements as they might relate to any patents for which we are an assignee or co-assignee, we employ competent legal help and related professionals as needed to comply with those requirements. Our outside patent counsel uses Computer Packages, Inc. for patent annuity payments. Failure to meet a required fee payment, document production or procedural requirement can result in the abandonment of a pending patent application or the lapse of an issued patent. In some instances the defect can be cured through late compliance but there are situations where the failure to meet the required event cannot be cured. Such an occurrence could compromise the intellectual property protection around a preclinical or clinical candidate and possibly weaken or eliminate our ability to protect our eventual market share for that product.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

        In addition to our patented technology and products, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to them, such as our employees, corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. In addition, any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

If we infringe the rights of third parties, we could be prevented from selling products and could be forced to pay damages and defend against litigation.

        If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

  •
  obtain licenses, which may not be available on commercially reasonable terms, if at all;

  •
  abandon an infringing drug candidate;

  •
  redesign our products or processes to avoid infringement;

  •
  stop using the subject matter claimed in the patents held by others;

  •
  pay damages; or

  •
  defend litigation or administrative proceedings which may be costly whether we win or lose and which could result in a substantial diversion of our financial and management resources.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

        Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, our licensors may have rights to file and prosecute such claims and we may be reliant on them to do so.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

        Some of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

        Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Risks Related to Legislation and Administrative Actions

Healthcare reform may have a material adverse effect on our industry and our results of operations.

        From time to time, legislation is implemented to reign in rising healthcare expenditures. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA. PPACA includes a number of provisions affecting the pharmaceutical industry, including annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning in 2011, and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. In addition, among other things, PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. A number of states have challenged the constitutionality of certain provisions of PPACA, in particular the mandate that all individuals must obtain insurance, and many of these challenges are still pending final adjudication in several jurisdictions, including the U.S. Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to certain provisions of PPACA or its entirety. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which may result in such changes as aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013. The full impact on our business of PPACA and the Budget Control Act is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the pharmaceutical industry generally.

We are subject to healthcare laws, regulation and enforcement, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

        We are subject to several healthcare regulations and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

  •
  the federal healthcare programs' Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

  •
  the federal transparency requirements under PPACA, which require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

  •
  federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

  •
  federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

        If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

        The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design, manufacture or labeling. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the product would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, we could be required to report those actions as recalls. A recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

        Our research and development activities may involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

Risks Related to Employee Matters and Managing Growth

We may not successfully manage our growth.

        Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on administrative, operational and financial resources. To manage this growth, we may be required to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage this growth effectively, our business would be harmed.

We may enter into or seek to enter into business combinations and acquisitions which may be difficult to integrate, disrupt our business, divert management attention or dilute stockholder value.

        We may enter into business combinations and acquisitions. We have limited experience in making acquisitions, which are typically accompanied by a number of risks, including:

  •
  the difficulty of integrating the operations and personnel of the acquired companies;

  •
  the potential disruption of our ongoing business and distraction of management;

  •
  potential unknown liabilities and expenses;

  •
  the failure to achieve the expected benefits of the combination or acquisition;

  •
  the maintenance of acceptable standards, controls, procedures and policies; and

  •
  the impairment of relationships with employees as a result of any integration of new management and other personnel.

        If we are not successful in completing acquisitions that we may pursue in the future, we would be required to reevaluate our business strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete the acquisitions. In addition, we could use substantial portions of our available cash as all or a portion of the purchase price, or we could issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

        We are highly dependent on our chief executive officer and our principal scientific, regulatory and medical advisors. We do not have "key person" life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

        We will need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

Risks Relating to Our Securities

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never be consistently profitable.

        We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of December 31, 2011, we had an accumulated deficit of $122.4 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of BA058 Injection and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

        There is no market—active or otherwise—for our common stock or our preferred stock and neither is eligible for listing or quotation on any securities exchange, automated quotation system or any other over-the-counter market, such as the OTC Bulletin Board, or the OTCBB, or the Pink Sheets. Even if we are successful in obtaining approval to have our common stock quoted on the OTCBB, it is unlikely that an active market for our common stock will develop any time soon thereafter. Accordingly, our common stock is highly illiquid. Because of this illiquidity, you will likely experience difficulty in re-selling such shares at times and prices that you may desire.

There is no assurance that our common stock will be listed on a national securities exchange or quoted on an automated quotation system.

        We plan to seek listing of our common stock on a national securities exchange or quotation of our common stock on the OTCBB, as soon as practicable. However, there is no assurance we will be able to meet the initial listing standards of either of those or any other stock exchange or automated quotation systems, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange or automated quotation system. An investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock while our common stock is listed on the OTCBB. If our common stock is listed on the OTCBB, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further limit its liquidity. This would also make it more difficult for us to raise additional capital.

Shares of our capital stock issued in the Merger are not freely tradable under federal securities laws, which will limit stockholders' ability to sell such shares of our capital stock.

        Shares of our preferred stock and our common stock issued as consideration in the Merger pursuant the Merger Agreement are deemed "Restricted Securities" under the federal securities laws, and consequently such shares may not be resold without registration under the Securities Act of 1933, as amended, or the Securities Act, or without an exemption from the Securities Act. Further, Rule 144 covering resales of unregistered securities and promulgated under the Securities Act will not be available for resale of our capital stock unless or until one year following the date on which we filed the information required by Form 10 as to the performance of our business. In addition, all shares of our stock issued in the Merger is subject to a lock-up provision set forth in the applicable stockholders' agreement.

Because we became an operating company by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

        Additional risks may exist as a result of our becoming a public reporting operating company through a "reverse merger." Security analysts of major brokerage firms may not provide coverage of our capital stock or business. Because we became a public reporting operating company through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to provide analyst coverage of our capital stock or business in the future.

The resale of shares covered by our existing resale registration statement could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

        The sale, or availability for sale, of our common stock in the public market pursuant to our existing resale registration statement may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. Our existing resale registration statement registered the resale of a significant number of shares of our common stock. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there are a large number of shares registered pursuant to the registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.

        As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately held. We are not subject to Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2011, but may be subject to Section 404 for the year ended December 31, 2012. Section 404 may require us, on an annual basis, to review and evaluate our internal controls, and may require our independent auditors to attest to the effectiveness of our internal controls. Any failure by us to maintain the effectiveness of our internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse affect on our business, operating results and stock price.

For so long as shares of our preferred stock remain outstanding, if we are sold in a transaction yielding less than the liquidation preference payable in the aggregate to holders of outstanding preferred stock, holders of our common stock may not receive any proceeds from such transaction and may lose their investment entirely.

        As of December 31, 2011, we had outstanding 645,399 shares of common stock; 939,612 shares of series A-1 preferred stock; 983,208 shares of series A-2 preferred stock; 142,227 shares of series A-3 preferred stock; 3,998 shares of series A-4 preferred stock; 6,443 shares of series A-5 preferred stock; warrants to acquire 8,594 shares of series A-1 preferred stock; and warrants to acquire 266 shares of common stock. As more fully described herein and in our Certificate of Incorporation, holders of shares of our preferred stock outstanding at the time of a sale or liquidation will have a right to receive proceeds, if any, from any such transactions, before any payments are made to holders of our common stock. In the event that there are not enough proceeds to satisfy the entire liquidation preference of our preferred stock, holders of our common stock will receive nothing in respect of their equity holdings.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

        As a public company that may become listed on a national securities exchange, we will incur significant legal, accounting and other expenses that we did not incur as a private company and prior to any listing of our common stock. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the national securities exchanges have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm at such time as we no longer qualify as a smaller reporting company. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

        As of December 31, 2011, our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, own, in the aggregate, substantially all of our outstanding voting stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

  •
  delaying, deferring or preventing a change in corporate control;

  •
  impeding a merger, consolidation, takeover or other business combination involving us; or

  •
  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

        Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

  •
  the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

  •
  the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; and

  •
  the requirement that a special meeting of stockholders may be called only by the directors or any officer instructed by the directors to call the meeting, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

        We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction by which such holder acquired the stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

        As of December 31, 2011, we had $129.3 million of federal and $111.4 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        On July 15, 2011, we entered into a lease, or the Lease, for our executive offices with Broadway Hampshire Associates Limited Partnership, or the Landlord, for approximately 5,672 rentable square feet of space in the building located at 201 Broadway, Cambridge, Massachusetts 02139.

        The Lease has an initial term of three years, commencing on August 1, 2011 and expiring on July 31, 2014. Pursuant to the Lease, our monthly base rent is $15,125.33 in year one, $15,598.00 in year two and $16,070.67 in year three and we are required to pay additional monthly rent in an amount equal to our proportionate share of certain taxes and operating expenses, as further set forth in the Lease.

        An event of default under the Lease is defined as the occurrence of any of the following events: failure to pay rent within five business days after the same is due and payable; provided, however, on the first occasion of failure to pay rent when due the Landlord will provide us with notice and permit us a five-day period to cure such failure after providing such written notice; failure to pay additional monthly rent within ten days after the same is due and payable; failure to perform or observe any other covenant or obligation under the Lease provided the same is not cured within thirty days; the voluntary filing of bankruptcy or any other petition for the relief of debt, acquiescence in the appointment of a bankruptcy trustee or a consent to the assignment of assets; and the involuntary petition against us under the bankruptcy code which is not dismissed within sixty days.

ITEM 3.    LEGAL PROCEEDINGS.

        We are not currently involved in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant's Common Equity

        There is no market for our common stock, and it is not eligible for listing or quotation on any securities exchange, automated quotation system or any other over-the-counter market, such as the OTCBB or the Pink Sheets.

        As of December 31, 2011, we had approximately 41 stockholders of record of our common stock. We have not paid any cash dividends since inception and do not anticipate paying cash dividends in the foreseeable future. Our ability to pay cash dividends is restricted pursuant to the terms of our credit facility and we may only pay stock dividends so long as no Default or Event of Default exists (as defined in the credit facility).

Equity Compensation Plan Information

        The following table provides information on our equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,950,135	$2.94	250,000
Equity compensation plans not approved by security holders	0	0	0

Total	3,950,135	$2.94	250,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a)
Sales of Unregistered Securities

        We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2011.

(b)
Use of Proceeds from Public Offering of Common Stock

        None.

ITEM 6.    SELECTED FINANCIAL DATA.

        You should read the following selected financial data together with our financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the statements of operations data for each of the three years ended December 31, 2009, 2010 and 2011 and the balance sheets data as of December 31, 2010 and 2011 from the audited financial statements contained in Item 8 of Part II of this Form 10-K. The selected balance sheet data as of December 31, 2007, 2008 and 2009 and the statement of operations data for the year ended 2007 and 2008 have been derived from the audited financial statements for such years not included in this Form 10-K.

        The historical financial information set forth below may not be indicative of our future performance and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical financial statements and notes to those statements included in Item 7 of Part II and Item 8 of Part II, respectively, of this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands)	2011	2010	2009	2008	2007
Revenue:
Option fee	$—	$—	$1,616	$2,427	$957
Operating expenses:
Research and development	36,179	11,692	14,519	22,317	14,460
General and administrative	5,330	3,630	2,668	3,058	2,709
Restructuring	—	217	—	—	—

Loss from operations	(41,509)	(15,539)	(15,571)	(22,948)	(16,212)
Other income (expense):
Other income (expense), net	(236)	824	(7)	(628)	(1,048)
Interest income (expense), net	(731)	85	489	1,211	1,325

Net loss	$(42,476)	$(14,630)	$(15,089)	$(22,365)	$(15,935)

Earnings (loss) attributable to common stockholders	$253	$(26,773)	$(26,494)	$(7,651)	$(4,759)

	As of December 31,
(In thousands)	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$25,128	$10,582	$7,896	$8,574	$6,254
Marketable securities	$31,580	$7,969	$23,826	$41,811	$23,516
Working capital	$56,607	$15,448	$29,882	$44,975	$18,081
Total assets	$63,637	$18,969	$32,084	$50,947	$30,267
Total liabilities	$26,589	$3,385	$1,989	$5,655	$13,316
Total convertible preferred stock and redeemable convertible preferred stock	$156,658	$143,836	$131,694	$120,289	$68,058
Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' deficit	$63,637	$18,969	$32,084	$50,947	$30,267

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussions in conjunction with our consolidated financial statements and related notes included in this report. This discussion includes forward-looking statements that involve risk and uncertainties. As a result of many factors, such as those set forth under "Risk Factors," actual results may differ materially from those anticipated in these forward-looking statements.

Overview

        We are a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women's health conditions. We have three product candidates in development, the most advanced of which is BA058. We have begun dosing subjects in a pivotal Phase 3 clinical study of BA058 Injection for the prevention of fractures in women suffering from osteoporosis. We are also developing BA058 Microneedle Patch, a short wear time, transdermal form of BA058 that is based on a microneedle technology from 3M. We believe that BA058 Microneedle Patch may eliminate the need for injections and lead to better treatment compliance for patients. Our second clinical-stage product candidate is RAD1901, which has completed an initial Phase 2a clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. Our third product candidate, RAD140, is in preclinical development and is a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis.

        BA058 is a novel synthetic peptide analog of hPTHrP we are developing as a bone anabolic treatment for osteoporosis. hPTHrP is a critical cytokine for the regulation of bone formation, able to rebuild bone with low associated risk of inducing hypercalcemia as a side effect. In August 2009, we announced positive Phase 2 data that showed BA058 Injection produced faster and greater BMD increases at the spine and the hip after six months and 12 months of treatment than did Forteo, which was a comparator in our study. Key findings were that the highest dose of BA058 tested of 80 µg increased mean lumbar spine BMD at six months and 12 months by 6.7% and 12.9% compared to the increases seen with Forteo trial arms of 5.5% and 8.6%, respectively. BA058 also produced increases in mean femoral neck BMD at the hip at six months and 12 months of 3.1% and 4.1% compared to increases for Forteo of 1.1% and 2.2%, respectively. We believe there is a strong correlation between an increased level of BMD and a reduction in the risk of fracture for patients with osteoporosis. BA058 was generally safe and well tolerated in this study, with adverse events similar between BA058, placebo and Forteo groups. In addition, the occurrence of hypercalcemia as a side effect for the 80 µg dose of BA058 was half that seen with Forteo. In April 2011, we began the dosing of subjects in a pivotal Phase 3 clinical study managed by Nordic and expect to report top-line data from this study in the first half of 2014. We designed this Phase 3 study to enroll a total of 2,400 patients to be randomized equally to receive daily doses of one of the following: 80 micrograms (µg) of BA058, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. The study is powered to show that BA058 is superior to placebo for prevention of vertebral fracture. The study is also powered to show that BA058 is superior to Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient's blood is above normal.

        On May 17, 2011, the Former Operating Company merged with a subsidiary of ours and the surviving corporation of such merger was merged into us. Our efforts and resources are focused primarily on developing BA058 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any revenue from product sales unless and until we receive approval for BA058 Injection from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen delays during the course of developing BA058, we do not expect to complete development and file the NDA submission for BA058 Injection until approximately late 2014 and/or BA058 Microneedle Patch until approximately late 2016. Accordingly, our success depends not only on the safety and efficacy of BA058, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval. Our ability to raise this additional financing will depend on our ability to execute on the BA058 development plan, complete patient enrollment in clinical studies in a timely fashion, manage and coordinate on a cost-effective basis all the required components of the NDA submission for BA058 Injection and scale-up BA058 Injection and BA058 Microneedle Patch manufacturing capacity, as well as overall capital market conditions for companies with limited operating histories.

        In addition, we currently have no sales, marketing or distribution capabilities and thus our ability to market BA058 will depend in part on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators' strategic interest in the products under development and such collaborators' ability to successfully market and sell any such products. Our ability to secure collaborators for BA058 will depend on the strength of our clinical data. However, we believe that there are certain favorable trends that will interest third parties to collaborate on BA058, including increasing prevalence of osteoporosis due to an increase in the elderly population in most developed countries, increased availability and reimbursement of diagnostic facilities, growing physician and patient awareness regarding the importance of treating osteoporosis, and concerns regarding the long-term safety profiles of the bisphosphonates prompting physicians to be interested in new therapies for osteoporosis. We are also evaluating strategic alternatives with respect to collaborating with third parties for the future development of RAD1901 and RAD140. Our ability to further develop these product candidates will be dependent upon the outcome of our collaboration strategy.

Financial Overview

  Research and Development Expenses

        Research and development expenses consist primarily of clinical testing costs, including payments in cash and stock made to contracted research organizations, salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds, and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development costs as they are incurred.

        Our lead product candidate is BA058 and it represents the largest portion of our research and development expenses for our product candidates. BA058 is a novel synthetic peptide analog of hPTHrP being developed by us as a treatment for osteoporosis in both injection and transdermal methods of administration. BA058 Injection is currently in a Phase 3 study and BA058 Microneedle Patch has completed a Phase 1b study. Our other clinical-stage program is RAD1901, a SERM, which has completed an initial Phase 2a clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. A Phase 2 study is designed to test the efficacy of a novel treatment and confirm the safety profile established in a Phase 1 trial. Our third product candidate is RAD140, a SARM, which is in preclinical development.

        The following table sets forth our research and development expenses related to BA058 Injection, BA058 Microneedle Patch, RAD1901 and RAD140 for the years ended December 31, 2011 and 2010. No research and development expenses in relation to our product candidates are currently borne by third parties. We began tracking program expenses for BA058 Injection in 2005, and program expenses from inception to December 31, 2011 were approximately $53.3 million. We began tracking program expenses for BA058 Microneedle Patch in 2007, and program expenses from inception to December 31, 2011 were approximately $11.8 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to December 31, 2011 were approximately $15.4 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to December 31, 2011 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

        Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

	Year Ended December 31,
(In thousands)	2011	2010	2009
BA058 Injection	$27,046	$4,664	$3,671
BA058 Microneedle Patch	6,369	1,863	2,819
RAD1901	70	1,654	2,185
RAD140	23	313	2,031

        The majority of our external costs are spent on BA058, as costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline. In April 2011, we began the dosing of patients in a pivotal Phase 3 clinical study of BA058 Injection for the treatment of osteoporosis. In addition, in December 2010, we initiated a Phase 1b clinical study for BA058 Microneedle Patch that was completed in December 2011. We expect that future development costs related to BA058 Injection and BA058 Microneedle Patch programs will increase significantly through possible marketing approval in the United States for BA058 Injection in late 2015 or early 2016 and for BA058 Microneedle Patch in late 2017 or early 2018. For BA058 Injection, we estimate that future development costs may exceed $135.0 million, including $103.0 million for clinical costs, $17.0 million for license and milestone payments and NDA filing fees, $8.0 million for preclinical costs and $7.0 million for manufacturing costs. For BA058 Microneedle Patch, we estimate that future development costs may exceed $45.0 million, including $28.0 million for clinical costs, $13.0 million for manufacturing costs, $4.0 million for preclinical costs and NDA filing fees. We expect to finance these future development costs of BA058 with our existing cash and cash equivalents and marketable securities, which include proceeds from the second and third closings of the series A-1 financing in the fourth quarter of 2011, additional borrowings of $12.5 million pursuant to our credit facility and future offerings of our common stock or preferred stock. In addition, our current strategy is to collaborate with third parties for the further development and commercialization of RAD1901 and RAD140. Therefore, we do not expect that we will incur substantial future costs for these programs because we expect these costs to be borne by third parties. Our ability to further develop these product candidates will be dependent upon our ability to secure third-party collaborators, and it is not possible to project the future development costs for RAD1901 and RAD140 or possible marketing approval timeline at this time.

        The successful development of BA058 Injection and BA058 Microneedle Patch is subject to numerous risks and uncertainties associated with developing drugs, including the variables listed below. A change in the outcome of any of these variables with respect to the development of any of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate.

        BA058 Injection is our only product candidate in late stage development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop marketable drug products. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and any approval of BA058 Injection may be delayed, limited or denied for many reasons, including:

  •
  we may experience delays in the enrollment of patients in our ongoing Phase 3 clinical trial;

  •
  we may not be able to demonstrate that BA058 is safe and effective as a treatment for osteoporosis to the satisfaction of the FDA;

  •
  the results of our clinical studies may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

  •
  the FDA may disagree with the number, design, size, conduct or implementation of our clinical studies;

  •
  the CRO that we retain to conduct clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

  •
  the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that BA058's clinical and other benefits outweigh its safety risks;

  •
  the FDA may disagree with our interpretation of data from our preclinical studies and clinical studies or may require that we conduct additional studies;

  •
  the FDA may not accept data generated at our clinical study sites;

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

  •
  the FDA may require development of a REMS as a condition of approval;

  •
  the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or

  •
  the FDA may change its approval policies or adopt new regulations.

        We are unable to determine the duration and costs to be incurred by us to continue development of RAD1901 and RAD140 until such time as we are able to secure a third party to collaborate on the further development and commercialization of these product candidates. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, progress on securing third-party collaborators, as well as ongoing assessments of such product candidate's commercial potential and our ability to fund such product development. If we are unable to continue to fund the development of RAD1901 and/or RAD140 and are unable to secure third-party collaborators for these product candidates, our business will be adversely affected and we will depend solely on the successful development, regulatory approval and commercialization of BA058 Injection and BA058 Microneedle Patch.

  General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related expense for executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, including costs of maintaining our intellectual property portfolio and other corporate expenses. We expect our general and administrative expenses to increase as a result of higher costs associated with being a public company and any listing of our securities on a national securities exchange.

        Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Compensation expense for options granted to employees and directors (excluding directors who are also scientific advisory board members or consultants) represent the difference between the fair value of our common stock and the exercise price of the options at the date of grant. Compensation for options granted to consultants has been determined based upon the fair value of the equity instruments issued and the unvested portion of such option grants is remeasured at each reporting period. The stock-based compensation expense is included in the respective categories of expense in the statement of operations (research and development and general and administrative expenses). We expect to record additional non-cash compensation expense in the future, which may be significant.

  Interest Income and Interest Expense

        Interest income reflects interest earned on our cash, cash equivalents and marketable securities.

        Interest expense reflects interest due under a previous credit facility under which we made the final payment in 2009, and interest due under our current credit facility, which we entered into on May 23, 2011 and pursuant to which we borrowed an aggregate of $12.5 million during the year ended December 31, 2011. See "Financings."

  Other Income and Other Expense

        For the year ended December 31, 2011, other expense primarily reflects changes in the fair value of the series A-6 preferred stock liability from the date of the initial accrual to the reporting date as discussed in Note 16 to our financial statements for the year ended December 31, 2011.

  Accretion of Preferred Stock

        Accretion of preferred stock reflects the periodic accretions of issuance costs, dividends and the investor rights/obligations on the Former Operating Company's Series B and C redeemable convertible preferred stock and accretion of dividends on our series A-1, A-2 and A-3 convertible preferred stock.

Critical Accounting Policies and Estimates

        The preparation of our financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and expenses during the reported periods. We believe the following accounting policies are "critical" because they require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates, which would have been reasonable could have been used, which would have resulted in different financial results.

  Accrued Clinical Expenses

        As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts we have with parties depend on factors, such as successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. Examples of estimated accrued clinical expenses include:

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

  Research and Development Expenses

        We account for research and development costs by expensing such costs to operations as incurred. Research and development costs primarily consist of personnel costs, outsourced research activities, laboratory supplies and license fees.

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

  Stock-based Compensation

        We recognize the fair value of employee stock-based awards using the straight-line method over the requisite service period of the award, which is typically the vesting period. We estimate the fair value of each option award using the Black-Scholes-Merton option-pricing model.

        In calculating the estimated fair value of our stock options, the Black-Scholes-Merton option-pricing model requires the consideration of the following six variables for purposes of estimating fair value:

  •
  stock option exercise price;

  •
  expected term of the option;

  •
  grant date price of our common stock, which is issuable upon exercise of the option;

  •
  expected volatility of our common stock;

  •
  expected dividends on our common stock; and

  •
  risk-free interest rate for the expected option term.

        The expected term of the stock options granted represents the period of time that options granted are expected to be outstanding. For options granted prior to January 1, 2008, the expected term was calculated using the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. For options granted after January 1, 2008, we calculated the expected term using similar assumptions. The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the term of the options granted. We determine the expected volatility based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option's expected term. We have never declared or paid any cash dividends on our common stock and we do not expect to do so in the foreseeable future.

Accordingly, we use an expected dividend yield of zero. The risk-free interest rate is the implied yield available on U.S. Treasury issues with a remaining life consistent with the option's expected term on the date of grant. We apply an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and also will impact the amount of stock-based compensation expense in future periods.

        The following table presents the grant dates and related exercise prices of stock options granted from January 1, 2011 to December 31, 2011.

Date of Issuance	Nature of Issuance	Number of Shares	Exercise or Purchase Price per Share	Per Share Estimated Fair Value of Common Stock(1)	Per Share Weighted Average Estimated Fair Value of Options(2)
November 7, 2011	Option grant	849,709	$3.22	$3.22	$1.80
December 15, 2011	Option grant	1,981,700	$3.89	$3.89	$2.19

(1)
The per share estimated fair value of common stock represents the determination by our board of directors of the fair value of our common stock as of the date of grant, taking into account various objective and subjective factors and including the results, if applicable, of valuations of our common stock as discussed below.

(2)
Our estimate of the per share weighted average fair value for stock option grants was computed based upon the Black-Scholes-Merton option-pricing model with the assumptions through December 31, 2011 as disclosed in our financial statements included elsewhere in this report.

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

  •
  the likelihood of achieving a liquidity event such as a public offering or sale of our company;

  •
  our historical operating and financial performance and the status of our research and product development efforts; and

  •
  the achievement of enterprise milestones, including our entering into collaboration and license agreements.

        Our board of directors also considered valuations provided by management in determining the fair value of our common stock. Such valuations were prepared as of September 30, 2011 and November 28, 2011 and valued our common stock at $3.22 and $3.89 per share, respectively. The valuations have been used to estimate the fair value of our common stock as of each option grant date listed above and in calculating stock-based compensation expense. Our board of directors has consistently used the most recent valuation provided by management for determining the fair value of our common stock unless a specific event occurs that necessitates an interim valuation.

        The valuations were based on the guidance from the Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid, that was developed by staff of the American Institute of Certified Public Accountants and a task force comprising representatives from the appraisal, preparer, public accounting, venture capital and academic communities. The option-pricing method was selected to value our common stock based on our stage of development and the degree of uncertainty surrounding the future success of clinical trials for our product candidates.

        For the valuations prepared as of September 30, 2011 and November 28, 2011, we utilized the probability-weighted expected return method, or PWERM, as outlined in the Practice Aid, which considers the value of preferred and common stock based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (i) when possible future outcomes can be predicted with reasonable certainty; and (ii) when there is a complex capital structure (i.e., several classes of preferred and common stock). We utilized the fair value of common stock derived from the September 30, 2011 valuation for purposes of the November 7, 2011 option grants and the fair value of common stock derived from the November 28, 2011 valuation for purposes of the December 15, 2011 option grants. We concluded, for purposes of the November 7, 2011 grants, that there were no significant changes to the assumptions used in the PWERM model between September 30, 2011 and November 7, 2011 that would impact the fair value of our common stock. We concluded, for purposes of the December 15, 2011 grants, that there were no significant changes to the assumptions used in the PWERM model between November 28, 2011 and December 15, 2011 that would impact the fair value of our common stock. We also used this methodology to estimate the fair value of our preferred stock, which we used in the preferred stock extinguishment, discussed in Note 4 to our financial statements for the year ended December 31, 2011, and to determine the fair value of shares of series A-6 convertible preferred stock due to Nordic at December 31, 2011, as discussed in Note 16 to our financial statements for the year ended December 31, 2011.

  Fair Value Measurements

        We define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determine fair value based on the assumptions market participants use when pricing the asset or liability. We also use the fair value hierarchy that prioritizes the information used to develop these assumptions.

        The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1), and the lowest priority to unobservable inputs (Level 3). Our financial assets are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy, and its applicability to our financial assets, are described below:

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

        Level 3—Pricing inputs are unobservable for the asset, that is, inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset. Level 3 includes private investments that are supported by little or no market activity.

        Our financial assets are classified as Level 1, Level 2 and Level 3 assets as of December 31, 2011 and 2010. The carrying amounts of our financial instruments, which include cash equivalents, marketable securities, accounts payable and accrued expenses, approximate their estimated fair values as of December 31, 2011 and 2010. Money market funds are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1. Assets utilizing Level 2 inputs include government agency securities, including direct issuance bonds, and corporate bonds. These assets are valued using third-party pricing resources which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. Our assets utilizing Level 3 inputs are valued based upon the fair value of our series A-6 preferred stock.

        Fair value for Level 1 is based on quoted market prices. Fair value for Level 2 is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Inputs are obtained from various sources including market participants, dealers and brokers. Fair value for Level 3 is based upon the fair values determined using PWERM, as discussed above.

        We have assets and liabilities that are estimated based upon the fair value of our common and preferred stock, as determined using PWERM, described above. These assets and liabilities require Level 3 inputs. We have a stock dividend asset of approximately $3.4 million, a warrant liability of approximately $450,000, and an other liability ("stock liability") of approximately $10.5 million; the fair value for each of which is determined by Level 3 inputs being the fair value of our common and preferred stock, as discussed in Note 7 to our consolidated financial statements for the year ended December 31, 2011.

        The stock dividend asset represents the prepaid balance of the accrued stock dividend ("other liability" or "stock liability") to issue shares of series A-6 to Nordic, as discussed in Note 16 to our financial statements for the year ended December 31, 2011, and the amount of research and development expense related to stock dividend amounts being recognized ratably over the estimated per patient treatment period. The fair value of the stock liability is based upon the fair value of the series A-6 shares as determined using the PWERM, as discussed above. As such the valuation of the stock dividend and other current asset was determined to be a Level 3 valuation.

        The warrant liability represents the liability for the warrants issued to the placement agent in connection with the series A-1 financings, as discussed in Note 4 to our consolidated financial statements for the year ended December 31, 2011, and to the lenders in connection with our credit facility, as discussed in Note 4 to our consolidated financial statements for the year ended December 31, 2011. The warrant liability is calculated using the Black-Scholes-Merton option pricing method. This method of valuation includes using inputs such as the valuation of our various classes of preferred stock, historical volatility, the term of the warrant and risk-free interest rates. The fair value of our shares of common and preferred stock was estimated using PWERM, as described above. As such the valuation of the warrant liability was determined to be a Level 3 valuation.

        The other liability represents the liability to issue shares of series A-6 preferred stock to Nordic for services rendered in connection with the Phase 3 clinical study of BA058 Injection, as discussed in Note 16 to our financial statements for the year ended December 31, 2011. The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of our series A-6 preferred stock at each reporting date. The estimated fair value of our series A-6 preferred stock is determined using PWERM, as described above. As such the valuation of the other liability was determined to be a Level 3 valuation.

        As of December 31, 2011, Level 3 assets and Level 3 liabilities represent approximately five percent and 17% of our total assets, respectively. The other liability ("stock liability") balance will continue to increase until we issue the accrued shares of series A-6 to Nordic, as discussed in Note 16 to our financial statements for the year ended December 31, 2011. The stock dividend and other current asset balance will fluctuate with the stock liability and amount of research and development expense related to stock dividend amounts being recognized ratably over the estimated per patient treatment period. Increases and decreases in the aggregate fair value of these assets and liabilities will affect net loss as changes in fair value are recognized as other income (expense), but the changes will not significantly impact our liquidity and capital resources.

Results of Operations

        The discussion under "Results of Operations" discusses results for the year ended December 31, 2011 in comparison with the years ended December 31, 2010 and 2009. The results for the years ended December 31, 2010 and 2009 are the results of the Former Operating Company. The results for the year ended December 31, 2011 include our pre- and post-Merger results.

	Years Ended December 31,
(In thousands)	2011	2010	2009
Revenue:
Option Fee	$—	$—	$1,616
Operating expenses:
Research and development	36,179	11,692	14,519
General and administrative	5,330	3,630	2,668
Restructuring	—	217	—

Loss from operations	(41,509)	(15,539)	(15,571)
Other income (expense):
Other income (expense), net	(236)	824	(7)
Interest income (expense), net	(731)	85	489

Net loss	$(42,476)	$(14,630)	$(15,089)

  Years Ended December 31, 2011 and 2010

	Years Ended December 31,		Change
	2011	2010	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$36,179	$11,692	$24,487	209%
General and administrative	5,330	3,630	1,700	47%
Restructuring	—	217	(217)	(100)%

        Revenue:    There was no revenue for the years ended December 31, 2011 or 2010.

        Research and development expenses:    For the year ended December 31, 2011, research and development expense was $36.2 million compared to $11.7 million for the year ended December 31, 2010, an increase of $24.5 million or 209%. For the year ended December 31, 2011, we incurred professional contract services associated with the development of BA058 Injection of $27.0 million compared to $4.7 million for the year ended December 31, 2010. The increase was primarily the result of expenses incurred in connection with the initiation of our Phase 3 study of BA058 Injection, which began with the dosing of patients in April 2011. We expect this higher level of BA058 Injection expenses to be maintained or increase over the course of the Phase 3 study, which we expect to complete in the first half of 2014. However, there will be variability from year to year driven primarily by the rate of patient enrollment, the euro/dollar exchange rate and fluctuations in the value of our stock issued to Nordic under the Stock Issuance Agreement. Additionally, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, we incurred $4.5 million more in contract services associated with the development of BA058 Microneedle Patch in relation to the manufacture of toxicology and Phase 2 clinical supplies. These increases during the year ended December 31, 2011 were offset by a reduction of $290,000 on RAD140 spending, and a reduction of $1.6 million in professional contract services associated with the development of RAD1901 due to the completion of the Phase 2a study of RAD1901 in early 2010. We also had reductions in facilities expenses of approximately $436,000 for the year ended December 31, 2011 compared to the year ended December 31, 2010. These reductions were attributable to the closure of a laboratory facility in September 2010.

        General and administrative expenses:    For the year ended December 31, 2011, general and administrative expense was $5.3 million compared to $3.6 million for the year ended December 31, 2010, an increase of $1.7 million or 47%. The increase is primarily the result of increased legal, accounting, and marketing costs, as well as business insurance, related to public company reporting.

        Restructuring expenses:    We incurred restructuring costs of approximately $217,000 in the year ended December 31, 2010, primarily related to lease termination costs associated with vacating our laboratory space. No similar costs were incurred in the year ended December 31, 2011.

        Other income (expense), net:    For the year ended December 31, 2011, other expense, net of other income, was $236,000, which primarily reflects changes in the fair value of the series A-6 preferred stock liability from the date of the initial accrual to the reporting date as discussed in Note 16 to our financial statements for the period ended December 31, 2011. No similar costs were incurred in the year ended December 31, 2010. For the year ended December 31, 2010, we had other income, net of other expense, of $824,000, which was primarily comprised of approximately $733,000 of grant proceeds from the Internal Revenue Service pursuant to the qualifying therapeutic discovery grant program and approximately $149,000 in proceeds from the sale of equipment. We did not receive grant proceeds or sell equipment during the year ended December 31, 2011.

        Interest income (expense), net:    For the year ended December 31, 2011, interest expense, net of interest income, was $731,000 compared to interest income, net of interest expense, of $85,000 for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 reflects interest accrued on our credit facility.

  Years ended December 31, 2010 and 2009

        Revenue:    For the year ended December 31, 2010, revenue was $0 compared to $1.6 million for the year ended December 31, 2009. The revenue in 2009 relates solely to an option agreement signed with Novartis in 2007 pursuant to which Novartis obtained an option to license the exclusive worldwide rights (except Japan) to all formulations of BA058. Revenue was recognized ratably over the option period based on criteria specified in the agreement. The period of option exclusivity expired in 2009 without exercise by Novartis.

	Years Ended December 31,		Change
	2010	2009	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$11,692	$14,519	$(2,827)	(19)%
General and administrative	3,630	2,668	962	36%
Restructuring	217	—	217	100%

        Research and development expenses:    For the year ended December 31, 2010, research and development expense was $11.7 million compared to $14.5 million for the year ended December 31, 2009, a decrease of $2.8 million or 19%. For the year ended December 31, 2010, we incurred professional contract services associated with the development of BA058 Injection of approximately $4.6 million compared to approximately $3.7 million for the year ended December 31, 2009. The increase is attributable to a $1.0 million up-front payment to Nordic for Phase 3 study expenses. Offsetting these increases, we incurred $1.0 million less in contract services associated with the development of BA058 Microneedle Patch. The decrease was mainly the result of the completion of the feasibility agreement with 3M for Microneedle Patch in 2009. Additionally, we spent $1.7 million less on RAD140 and $531,000 less on RAD1901 for professional contract services in the year ended December 31, 2010 compared to the year ended December 31, 2009 as we evaluated strategic options of the further development of these programs. Lastly, we experienced reductions in stock-based and other compensation of approximately $125,000, professional fees of approximately $234,000, and facility and other miscellaneous costs of approximately $256,000, for the year ended December 30, 2010 compared to the year ended December 31, 2009. The reduction in compensation was the result of the achievement of certain milestones that generated higher stock-based compensation in 2009. The reduction in professional fees, facilities, and miscellaneous other costs was related to the curtailment of costs for the RAD140 and RAD1901 programs.

        General and administrative expenses:    For the year ended December 31, 2010, general and administrative expense was $3.6 million compared to $2.7 million for the year ended December 31, 2009, an increase of approximately $1.0 million or 36%. The increase was attributable to an increase in compensation of approximately $279,000 and professional fees of approximately $715,000. The increase in compensation consisted mainly of management bonuses which were higher in 2010 than in 2009. The increase in professional fees included legal and accounting fees. These increases were offset by reductions in other individually insignificant accounts.

        Restructuring:    We incurred restructuring costs of approximately $217,000 in the year ended December 31, 2010 related to lease termination costs associated with vacating our laboratory space. No similar costs were incurred in the year ended December 31, 2009.

        Other income (expense), net:    Other income, net of other expense, of $824,000 at December 31, 2010 was primarily comprised of approximately $733,000 of grant proceeds from the Internal Revenue Service pursuant to the qualifying therapeutic discovery grant program and approximately $149,000 in proceeds from the sale of equipment.

        Interest income (expense), net:    Interest income decreased approximately $404,000 from $489,000 in the year ended December 31, 2009 to $85,000 in the year ended December 31, 2010. The decrease is attributable to a lower average cash equivalents and marketable securities balance in 2010.

  Liquidity and Capital Resources

        From inception to December 31, 2011, we have incurred an accumulated deficit of $122.4 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities.

        We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5.0 million in fees associated with an option agreement. When appropriate, we also borrow cash under our $25.0 million credit facility, pursuant to which we have drawn an aggregate of $12.5 million in two term loans and have the ability to draw an additional $12.5 million term loan. See "Financings." Our total cash, cash equivalents and marketable securities balance as of December 31, 2011 was $56.7 million.

        The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$(35,896)	$(12,986)	$(18,293)
Investing activities	(23,800)	15,670	17,623
Financing activities	74,242	2	(8)

Net increase (decrease) in cash and cash equivalents	$14,546	$2,686	$(678)

  Cash Flows From Operating Activities

        Net cash used in operations for the year ended December 31, 2011 was $35.9 million, an increase of $22.9 million or 176% from the year ended December 31, 2010. The increase of $22.9 million in net cash used in operations for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily associated with an increase in net loss and net changes in working capital related to expenses incurred in connection with the initiation of the Phase 3 clinical study for BA058 Injection, offset by adjustments to reconcile net loss to net cash used in operations, including non-cash expenses of $10.3 million and $1.4 million for research and development expenses to be settled in stock and a milestone payment settled with stock, respectively. The changes in working capital included a $6.5 million increase in prepaid expenses, a $301,000 decrease in accounts payable offset by an $819,000 increase in accrued expenses, all of which were attributable due to the timing of payments made in connection with our Phase 3 clinical study for BA058 Injection.

        Net cash used in operations for the year ended December 31, 2010 was $13.0 million, a decrease of $5.3 million or 29% from the year ended December 31, 2009. The decrease of $5.3 million in net cash used in operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily associated with a $459,000 decrease in net loss and net changes in working capital, including a $1.5 million increase in accrued expenses related to preparations to initiate the Phase 3 clinical study for BA058 Injection, a $94,000 decrease in the accounts payable in comparison with a $1.1 million decrease for the year ended December 31, 2009, and no change to deferred revenue in comparison with a decrease of $1.6 million in deferred revenue due to the expiration of the Novartis option agreement in the year ended December 31, 2009.

  Cash Flows From Investing Activities

        Net cash provided by investing activities decreased by $39.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was primarily a result of a $39.2 million decrease in cash proceeds from the maturities of investments, net of purchases, in the year ended December 31, 2011.

        Net cash provided by investing activities decreased by $2.0 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease was primarily a result of a $2.1 million decrease in net cash proceeds from the sales and maturities of investments, net of purchases, in the year ended December 31, 2010, offset by $149,000 in proceeds from the sale of equipment.

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

  Cash Flows From Financing Activities

        Cash flows from financing activities for the year ended December 31, 2011 included $62.1 million of proceeds, net of issuance costs, from the series A-1 and series A-5 financings, $12.1 million of proceeds, net of issuance costs, from our credit facility and $204,000 of net proceeds from stock option exercises, offset by $156,000 of payments under our credit facility. We did not have significant cash flows from financing activities for the years ended December 31, 2010 and 2009.

        Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and potential collaboration agreements. Through December 31, 2011, almost all of our financing has been through private placements of preferred stock any borrowings under our credit facility. We will seek to continue to fund operations from cash on hand and through additional equity and/or debt financing and potential collaboration agreements. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that our existing resources, together with available borrowings of $12.5 million under our $25.0 million credit facility, will be sufficient to fund our planned operations into the first quarter of 2013. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. After such date, we will need additional financing until we can achieve profitability, if ever, including funds to conduct clinical and non-clinical studies, achieve regulatory approvals and, subject to such approvals, commercially launch our product candidates. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

  Financings

        Through December 31, 2011, we received aggregate net cash proceeds of $168.0 million from the sale of shares of our preferred stock as follows:

Issue	Year	No. Shares(1)	Net Proceeds (in thousands)
Series B redeemable convertible preferred stock	2003, 2004, 2005	1,599,997	$23,775
Series C redeemable convertible preferred stock	2006, 2007, 2008	10,146,629	82,096
Series A-1 convertible preferred stock	2011	9,223,041	61,591
Series A-5 convertible preferred stock	2011	64,430	525
Total		21,034,097	$167,987

(1)
Share amounts stated in pre-Merger shares, which converted into the rights to one-tenth of one share pursuant to the Merger.

        On May 11, 2011, accredited investors in a series A-1 convertible preferred stock financing, or the Series A-1 Private Placement, entered into an irrevocable legally binding commitment to purchase approximately $64.3 million of series A-1 preferred stock in three closings. The first closing, or Stage I Closing, of the Series A-1 Private Placement occurred on May 17, 2011 and resulted in gross proceeds of approximately $21.4 million through the sale of 2,631,845 shares of the Former Operating Company's series A-1 convertible preferred stock. Those shares were exchanged in the Merger for an aggregate of 263,177 shares of series A-1 preferred stock. Each share of the series A-1 preferred stock is convertible into ten shares of our common stock. The second closing, or Stage II Closing, occurred on November 18, 2011, and we received gross proceeds of approximately $21.4 million through the sale of 263,178 shares of series A-1 preferred stock. The third closing, or Stage III Closing, occurred on December 14, 2011, and we received gross proceeds of approximately $21.4 million through the sale of 263,180 shares of series A-1 preferred stock. In connection with the consummation of the Stage I Closing, Stage II Closing and the Stage III Closing, Leerink Swann LLC received on May 17, 2011, November 18, 2011 and December 14, 2011, warrants, which are currently exercisable at any time and expiring five (5) years from the date of issuance, at a purchase price of $81.42 per share, for up to a total of 2,454 shares of series A-1 preferred stock. After the automatic conversion of the preferred stock upon the listing of our common stock on a national securities exchange, these warrants will be exercisable for a total of 24,540 shares of common stock at a purchase price of $8.142 per share.

        Concurrently with the Stage I Closing, the Former Operating Company issued 64,430 shares of series A-5 preferred stock to Nordic for gross proceeds of approximately $525,000. These shares were exchanged in the Merger for 6,443 shares of our series A-5 convertible preferred stock, which shares will automatically convert upon the listing of our common stock on a national securities exchange into 64,430 shares of common stock.

        On May 23, 2011, we entered into our credit facility with GECC, as agent and a lender, and Oxford Finance LLC, as a lender, consisting of three term loans, pursuant to which we may draw an aggregate of $25.0 million. We drew $6.3 million under the initial term loan on May 23, 2011. The initial term loan is repayable over a term of 42 months, including a six-month interest-only period, and bears interest at 10.16% per year. We drew $6.3 million under the second term loan on November 21, 2011. The second term loan is repayable over a term of 36 months, including an approximately six-month interest-only period, and bears interest at 10.0% per year. Subject to the terms and conditions of our credit facility, we may draw an additional term loan under the credit facility, which must be funded not later than May 23, 2012, in an aggregate principal amount equal to $12.5 million. On each of May 23, 2011 and November 21, 2011, we issued warrants to GECC and Oxford Finance LLC for the purchase of up to a total 3,070 shares of series A-1 preferred stock, which will become exercisable for 30,700 shares of common stock at a purchase price of $8.142 per share after the listing of our common stock on a national securities exchange. In connection with the funding of the additional term loan, we will be required to issue warrants to purchase an additional 61,410 shares of common stock at a purchase price of $8.142 per share. The exercise period of each warrant is 10 years from the date of issuance.

  Research and Development Agreements

        We entered into a letter of intent with Nordic, or the Letter of Intent, on September 3, 2010, pursuant to which we funded preparatory work by Nordic in respect of a Phase 3 clinical study of BA058 Injection. The Letter of Intent was extended on December 15, 2010 and on January 31, 2011. On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1, or the Work Statement, under such Clinical Trial Services Agreement and a related Stock Issuance Agreement. Pursuant to the Work Statement, Nordic is managing the Phase 3 clinical study, or the Clinical Study, of BA058 Injection and Nordic will be compensated for such services in a combination of cash and shares of series A-6 convertible preferred stock, or after the automatic conversion into common stock of our convertible preferred stock, in shares of common stock.

        Pursuant to the Work Statement, we are required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement, as amended on December 9, 2011, provides for a total of approximately €35.8 million ($46.4 million) of euro-denominated payments and a total of approximately $5.3 million of U.S. dollar-denominated payments over the course of the Clinical Study.

        Pursuant to the Stock Issuance Agreement, as amended, Nordic agreed to purchase the equivalent of €371,864 of series A-5 preferred stock at $8.142 per share, and we sold 64,430 shares of series A-5 preferred stock to Nordic on May 17, 2011 for proceeds of $525,000 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of our series A-5 convertible preferred stock.

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of series A-6 convertible preferred stock or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to €36.8 million ($47.7 million), or the series A-5 Accruing Dividend. This right to receive the series A-5 Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of series A-5 preferred stock or in the event the shares of series A-5 preferred stock are converted into common stock in accordance with our certificate of incorporation. As of December 31, 2011, 167,518 shares of series A-6 preferred stock are due to Nordic, or after the automatic conversion into common stock of our convertible preferred stock, 1,675,180 shares of common stock.

        We recorded $11.0 million of research and development expense in the year ended December 31, 2011 reflecting costs incurred for preparatory and other start-up costs to initiate the Clinical Study in April 2011. We recorded an additional $5.1 million of research and development expense in the year ended December 31, 2011, for per-patient costs incurred for patients that had enrolled in the Clinical Study as of December 31, 2011. As of December 31, 2011, in addition to the $10.5 million liability that is reflected in other liabilities on the Balance Sheet that will be settled in shares of series A-6 preferred stock or common stock, as noted above, we have an asset resulting from payments to Nordic of approximately $5.2 million that is included in prepaid expenses on the Balance Sheet.

        We are also responsible for certain pass through costs in connection with the Clinical Study. We recognized research and development expense of $5.0 million for pass through costs in the year ended December 31, 2011.

  License Agreement Obligations

  BA058

        In September 2005, we exclusively licensed the worldwide rights (except Japan) to BA058 and analogs from Ipsen, including US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone" that claims BA058 and US Patent No. 6,544,949, (effective filing date March 26, 1996, statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone" that claims methods of treating osteoporosis using BA058 and pharmaceutical compositions comprising BA058, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to BA058, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770, (effective filing date October 3, 2007, statutory term expires October 3, 2027, plus 175 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide (excluding Japan) that cover the method of treating osteoporosis using the Phase 3 clinical study dosage strength and form. In consideration for the rights to BA058 and in recognition of certain milestones having been met as of December 31, 2011, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($13.0 million to $46.7 million). Should BA058 become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense BA058 to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. Effective May 11, 2011, Ipsen agreed to accept shares of series A-1 preferred stock in lieu of a cash milestone payment of €1.0 million. We issued 173,263 shares of series A-1 preferred stock to Ipsen on May 17, 2011 to settle the liability. These shares were exchanged in the Merger for an aggregate of 17,326 shares of series A-1 convertible preferred stock and upon the listing of our common stock on a national securities exchange will convert automatically to 173,260 shares of common stock. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

  RAD1901

        In June 2006, we exclusively licensed the worldwide rights (except Japan) to RAD1901 from Eisai. In particular, we have licensed US Patent No. 7,612,114 (effective filing date December 25, 2003, statutory term extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO). In consideration for the rights to RAD1901 and in recognition of certain milestones having been met to date, we have paid to Eisai an aggregate amount of $1.5 million. The range of milestone payments that could be paid under the agreement is $1.0 million to $20.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. Should RAD1901 become commercialized, we will be obligated to pay to Eisai a royalty in a variable mid-single digit range based on net sales of the product on a country by country basis for a period that expires on the later of (i) date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (ii) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated. The latest valid claim is expected to expire, barring any extension thereof, on August 18, 2026. The royalty rate shall then be subject to reduction and the royalty obligation will expire at such time as sales of lawful generic version of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound. We were also granted the right to sublicense with prior written approval from Eisai, but subject to a right of first negotiation held by Eisai if we seek to grant sublicenses limited to particular Asian countries. If we sublicense RAD1901 to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee and royalties in a variable mid-single digit range based on net sales of the sublicensee. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

  Net Operating Loss Carryforwards

        As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $129.3 million and $111.4 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2024 and 2016 for federal and state purposes, respectively.

        Under Section 382 of the Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. The private placements and other transactions that have occurred since our inception, may have triggered an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of prior private placements, sales of common stock by our existing stockholders or additional sales of common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

New Accounting Standards

        In December 2011, FASB issued Accounting Standard Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities, or ASU No. 2011-11, which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. We have not completed our review of ASU No. 2011-11, but we do not expect its adoption to have a material impact on our results of operations, financial position or cash flows.

        In June 2011, FASB issued Accounting Standard Update No. 2011-05, Comprehensive Income, or ASU No. 2011-05, which will require companies to present the components of net income and other comprehensive income, or OCI, either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of OCI as part of the statement of changes in stockholders' equity. The update does not change the items which must be reported in OCI, how such items are measured or when they must be reclassified to net income. In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, or ASU No. 2011-12, which defers the requirement in ASU No. 2011-05 that companies present reclassification adjustments for each component of accumulated OCI and OCI. ASU No. 2011-05 was set to be effective for interim and annual periods beginning after December 15, 2011, but is deferred by ASU No. 2011-12. We do not expect ASU No. 2011-05 or ASU No. 2011-12 to have a material impact on our financial statements or results of operations.

        In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 82)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU No. 2011-04. The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted, and we, therefore, are required to adopt this ASU on January 1, 2012. We have not completed our review of ASU No. 2011-04, but we do not expect its adoption to have a material impact on our results of operations, financial position or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

Radius Health, Inc.

Index to Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	84
Balance Sheets as of December 31, 2011 and 2010	85
Statements of Operations for the years ended December 31, 2011, 2010 and 2009	86
Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Deficit for the years ended December 31, 2011, 2010 and 2009	87
Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	89
Notes to Financial Statements	90

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Radius Health, Inc.

        We have audited the accompanying balance sheets of Radius Health, Inc. as of December 31, 2011 and 2010, and the related statements of operations, convertible preferred stock, redeemable convertible preferred stock and stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radius Health, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 6, 2012

Radius Health, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$25,128	$10,582
Marketable securities	31,580	7,969
Prepaid expenses and other current assets	6,682	282

Total current assets	63,390	18,833
Property and equipment, net	167	31
Other assets	80	105

Total assets	$63,637	$18,969

Liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$313	$614
Accrued expenses	3,590	2,771
Current portion of note payable, net of discount	2,880

Total current liabilities	6,783	3,385
Note payable, net of current portion and discount	8,886	—
Warrant liability	450	—
Other liabilities	10,470	—
Commitments and contingencies (Note 10)
Series A-1 Convertible Preferred Stock, $.0001 par value; 1,000,000 shares authorized, 939,612 shares issued and outstanding at December 31, 2011 and no shares issued and outstanding at December 31, 2010	65,675	—
Series A-2 Convertible Preferred Stock, $.0001 par value; 983,213 shares authorized, 983,208 shares issued and outstanding at December 31, 2011 and no shares issued and outstanding at December 31, 2010	79,979	—
Series A-3 Convertible Preferred Stock, $.0001 par value; 142,230 shares authorized, 142,227 shares issued and outstanding at December 31, 2011 and no shares issued and outstanding at December 31, 2010	10,208	—
Series A-4 Convertible Preferred Stock, $.0001 par value; 4,000 shares authorized, 3,998 shares issued and outstanding at December 31, 2011 and no shares issued and outstanding at December 31, 2010	271	—
Series A-5 Convertible Preferred Stock, $.0001 par value; 7,000 shares authorized, 6,443 shares issued and outstanding at December 31, 2011 and no shares issued and outstanding at December 31, 2010	525	—
Series A-6 Convertible Preferred Stock, $.0001 par value; 800,000 shares authorized, no shares issued and outstanding at December 31, 2011 and no shares issued and outstanding at December 31, 2010	—	—
Series A Junior Convertible Preferred Stock, $.0001 par value; no shares authorized, issued, or outstanding at December 31, 2011 and 63,000 shares authorized, 61,664 shares issued and outstanding at December 31, 2010 (liquidation value $925,000)	—	93
Series B Redeemable Convertible Preferred Stock, $.0001 par value; no shares authorized, issued, or outstanding at December 31, 2011 and 1,600,000 shares authorized, 1,599,997 shares issued and outstanding at liquidation value at December 31, 2010	—	38,309
Series C Redeemable Convertible Preferred Stock, $.0001 par value; no shares authorized, issued, or outstanding at December 31, 2011 and 10,146,629 shares authorized, issued and outstanding at liquidation value at December 31, 2010	—	105,434
Stockholders' deficit:
Common stock, $.0001 par value; 100,000,000 shares authorized, 645,399 and 322,807 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Additional paid-in-capital	2,744	3
Accumulated other comprehensive loss	5	(3)
Accumulated deficit	(122,359)	(128,252)

Total stockholders' deficit	$(119,610)	$(128,252)

Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' deficit	$63,637	$18,969

See accompanying notes.

Radius Health, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	December 31,
	2011	2010	2009
Revenue:
Option fee revenue	$—	$—	$1,616
Operating expenses:
Research and development	36,179	11,692	14,519
General and administrative	5,330	3,630	2,668
Restructuring	—	217	—

Loss from operations	(41,509)	(15,539)	(15,571)
Other income (expense):
Other income (expense), net	(236)	824	(7)
Interest income	27	85	489
Interest expense	(758)	—	—

Net loss	$(42,476)	$(14,630)	$(15,089)

Earnings (loss) attributable to common stockholders—basic and diluted (Note 5)	$253	$(26,773)	$(26,494)

Earnings (loss) per share (Note 5):
Basic	$0.51	$(83.42)	$(82.68)

Diluted	$0.07	$(83.42)	$(82.68)

Weighted average shares:
Basic	499,944	320,942	320,424

Diluted	3,454,276	320,942	320,424

See accompanying notes

Radius Health, Inc.

Statements of Convertible Preferred Stock, Redeemable Convertible
Preferred Stock and Stockholders' Deficit

(In thousands, except share and per share amounts)

	Convertible Preferred Stock
	Series A-1		Series A-2		Series A-3		Series A-4		Series A-5		Series A-6
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Net loss
Unrealized loss on marketable securities
Total comprehensive loss
Stock-based compensation expense
Accretion of Preferred Stock issuance costs
Accretion of Preferred Stock to redemption value
Accretion of Preferred Stock investor rights/obligations

Balance at December 31, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

Net loss
Unrealized loss on marketable securities
Total comprehensive loss
Issuance of Common Stock
Stock-based compensation expense
Accretion of Preferred Stock issuance costs
Accretion of Preferred Stock to redemption value
Accretion of Preferred Stock investor rights/obligations

Balance at December 31, 2010	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

Net loss
Unrealized gain from available-for-sale securities
Total comprehensive loss
Forced conversion to common stock
Recapitalization(1)			983,208	75,979	142,227	9,629	3,998	271
Issuance of preferred stock	922,286	62,297							6,443	525
Accretion of dividends on preferred stock		1,968		4,000		579
Stock-based compensation expense
Stock options exercised
Milestone payment settled with stock	17,326	1,410

Balance at December 31, 2011	939,612	$65,675	983,208	$79,979	142,227	$10,208	3,998	$271	6,443	$525	—	$—

(1)
The recapitalization includes the exchange of Series A, Series B and Series C shares for Series A-4, Series A-3, and Series A-2 shares, respectively, in addition to the 1:10 exchange of Series A-2, Series A-3, and Series A-4 preferred stock, which occurred in conjunction with the Merger, and is more fully described in Note 3.

See accompanying notes.

Radius Health, Inc.

Statements of Convertible Preferred Stock, Redeemable Convertible
Preferred Stock and Stockholders' Deficit (Continued)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock						Stockholders' Deficit
	Series A		Series B		Series C		Common Stock		Additional Paid-In Capital Amount	Accumulated Other Comprehensive Income (Loss)
											Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	61,664	$93	1,599,997	$32,843	10,146,629	$87,352	320,424	$—	$8,013	$247	$(83,256)	$(74,996)
Net loss											(15,089)	(15,089)
Unrealized loss on marketable securities										(232)		(232)

Total comprehensive loss												(15,321)
Stock-based compensation expense									125			125
Accretion of Preferred Stock issuance costs						181			(181)			(181)
Accretion of Preferred Stock to redemption value				2,627		7,224			(7,954)		(1,897)	(9,851)
Accretion of Preferred Stock investor rights/obligations						1,374					(1,374)	(1,374)

Balance at December 31, 2009	61,664	$93	1,599,997	$35,470	10,146,629	$96,131	320,424	$—	$3	$15	$(101,616)	$(101,598)

Net loss											(14,630)	(14,630)
Unrealized loss on marketable securities										(18)		(18)

Total comprehensive loss												(14,648)
Issuance of Common Stock							2,383		2			2
Stock-based compensation expense									134			134
Accretion of Preferred Stock issuance costs						173			(136)		(37)	(173)
Accretion of Preferred Stock to redemption value				2,839		7,812					(10,651)	(10,651)
Accretion of Preferred Stock investor rights/obligations						1,318					(1,318)	(1,318)

Balance at December 31, 2010	61,664	$93	1,599,997	$38,309	10,146,629	$105,434	322,807	$—	$3	$(3)	$(128,252)	$(128,252)

Net loss											(42,476)	(42,476)
Unrealized gain from available-for-sale securities										8		8

Total comprehensive loss												(42,468)
Forced conversion to common stock	(21,661)	(33)	(177,697)	(296)	(314,496)	(225)	102,767		554			554
Recapitalization(1)	(40,003)	(60)	(1,422,300)	(39,183)	(9,832,133)	(108,425)			8,269		52,712	60,981
Issuance of preferred stock												—
Accretion of dividends on preferred stock				1,170		3,216			(6,590)		(4,343)	(10,933)
Stock-based compensation expense									304			304
Stock options exercised							219,825		204			204
Milestone payment settled with stock												—

Balance at December 31, 2011	—	$—	—	$—	—	$—	645,399	$—	$2,744	$5	$(122,359)	$(119,610)

(1)
The recapitalization includes the exchange of Series A, Series B and Series C shares for Series A-4, Series A-3, and Series A-2 shares, respectively, in addition to the 1:10 exchange of Series A-2, Series A-3, and Series A-4 preferred stock, which occurred in conjunction with the Merger, and is more fully described in Note 3.

See accompanying notes.

Radius Health, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(42,476)	$(14,630)	$(15,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40	70	136
Gain on fixed asset disposal	—	(100)	—
Amortization of premium (accretion of discount) on short-term investments, net	21	303	98
Stock-based compensation expense	304	134	125
Research and development expense to be settled in stock	10,296	—	—
Non-cash interest	165	—	—
Change in fair value of warrant liability and other liability	264	—	—
Milestone payment settled with stock	1,410	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,463)	(133)	95
Other long-term assets	25	(27)	—
Accounts payable	(301)	(94)	(1,121)
Accrued expenses	819	1,491	(922)
Deferred revenue	—	—	(1,615)

Net cash used in operating activities	$(35,896)	$(12,986)	$(18,293)
Investing activities
Purchases of property and equipment	(176)	(14)	(32)
Proceeds from sale of equipment	—	149	—
Purchases of marketable securities	(32,479)	(24,120)	(36,035)
Maturities of marketable securities	8,855	39,655	53,690

Net cash (used in) provided by investing activities	$(23,800)	$15,670	$17,623
Financing activities
Proceeds from the sale of common stock	—	2	—
Proceeds from exercise of stock options	204	—	—
Net proceeds from the issuance of preferred stock	62,116	—	—
Proceeds on note payable	12,500	—	—
Discount on note payable	(366)	—	—
Deferred financing costs	(56)	—	—
Payments on notes payable	(156)	—	(8)

Net cash provided by (used in) financing activities	$74,242	$2	$(8)

Net increase (decrease) in cash and cash equivalents	14,546	2,686	(678)
Cash and cash equivalents at beginning of year	10,582	7,896	8,574

Cash and cash equivalents at end of year	$25,128	$10,582	$7,896

Supplemental Disclosures
Cash paid for interest	$358	$—	$—

Noncash financing activities
Accretion of preferred stock issuance costs	$—	$173	$181

Accretion of dividends on preferred stock	$10,933	$10,651	$9,850

Accretion of preferred stock investor rights/obligations	$—	$1,318	$1,374

Fair value of preferred stock issued in the recapitalization, net of issuance costs	$85,879	$—	$—

Fair value of warrants issued	$463	$—	$—

See accompanying notes.

Radius Health, Inc.

Notes to Financial Statements

(In thousands, except share and per share amounts)

1. Nature of Business

        Radius Health, Inc. ("Radius" or the "Company"), which was formerly known as MPM Acquisition Corp., is a biopharmaceutical company focused on acquiring and developing new therapeutics for the treatment of osteoporosis and other women's health conditions. The Company's lead product candidate, currently in Phase 3 clinical development, is BA058 Injection, a daily subcutaneous injection of novel synthetic peptide analog of human parathyroid hormone-related protein (hPTHrP) for the treatment of osteoporosis. The BA058 Injection Phase 3 study began dosing patients in April 2011. The Company is also developing BA058 Microneedle Patch, a short wear time, transdermal form of BA058 delivered using a microneedle technology from 3M Drug Delivery Systems (3M), currently in Phase 1 clinical development. The Company also has two other product candidates, RAD1901, a selective estrogen receptor modulator, or SERM, in Phase 2 clinical development for the treatment of vasomotor symptoms (hot flashes) in women entering menopause, and RAD140, a selective androgen receptor modulator, or SARM, currently in preclinical development as a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis. As used throughout these financial statements, the terms "Radius," "Company," "we," "us" and "our" refer to Radius Health, Inc. (f/k/a MPM Acquisition Corp.).

        Pursuant to an Agreement and Plan of Merger (the "Merger Agreement" or the "Merger") entered into in April 2011 by and among the Company (a public-reporting, Form 10 shell company at the time), RHI Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company ("MergerCo"), and Radius Health, Inc., a privately-held Delaware corporation ("Former Operating Company"), MergerCo merged with and into the Former Operating Company, with the Former Operating Company remaining as the surviving entity and a wholly-owned subsidiary of the Company. This transaction is herein referred to as the "Merger". The Merger was effective on May 17, 2011, upon the filing of a certificate of merger with the Delaware Secretary of State. Following the Merger on May 17, 2011, the Company's board of directors approved the Merger of the Former Operating Company with and into the Company, leaving the Company as the surviving corporation (the "Short-Form Merger"). As part of the Short-Form Merger, the Company, then named MPM Acquisition Corp., changed its name to Radius Health, Inc. and assumed the operations of the Former Operating Company.

        The Company is subject to the risks associated with emerging, technology-oriented companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company's product candidates, competition for its product candidates, and the continued ability to obtain adequate financing to fund the Company's future operations. The Company has an accumulated deficit of $122,359 through December 31, 2011. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. The Company intends to obtain additional equity and/or debt financing in order to meet working capital requirements and to further develop its product candidates. As part of the Merger and Short-Form Merger in May 2011, the Company assumed the Former Operating Company's agreement with existing and new investors pursuant to which the Former Operating Company received an irrevocable, legally binding commitment for proceeds of $64,284 from the issuance of shares of Series A-1 Convertible Preferred Stock in three closings. The proceeds from each closing were generally due to the Company upon its written request. The first of the three closings was completed prior to the Merger on May 17, 2011 for gross proceeds of $21,428, the second closing was completed on November 18, 2011 for gross proceeds of $21,428, and the third closing was completed on December 14, 2011 for gross proceeds of $21,428. The Company believes that its existing cash and cash equivalents and marketable securities,

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

1. Nature of Business (Continued)

coupled with its remaining borrowing capacity under the Loan and Security Agreement described in Note 11, are sufficient to finance its operations, including its obligations under the Nordic agreement described in Note 16, into the first quarter of 2013.

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

        The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Cash equivalents at December 31, 2011 and 2010 are primarily comprised of money market funds.

Marketable Securities

        All investment instruments with an original maturity date, when purchased, in excess of three months have been classified as current marketable securities. These marketable securities are classified as available-for-sale and such securities are carried at fair value. Unrealized gains and losses, if any, are included within other comprehensive income (loss) within stockholders' deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the years ended December 31, 2011 and 2010.

Fair Value Measurements

        The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1), and the lowest priority to unobservable inputs (Level 3). The Company's financial assets are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy, and its applicability to the Company's financial assets, are described below:

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

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Level 3—Pricing inputs are unobservable for the asset, that is, inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset. Level 3 includes private investments that are supported by little or no market activity.

        The Company's financial assets are classified as Level 1, Level 2 and Level 3 assets as of December 31, 2011 and 2010 (Note 7). The carrying amounts of the Company's financial instruments, which include cash equivalents, marketable securities, accounts payable, warrant liabilities, assets and liabilities related to Nordic (Note 16) and accrued expenses, approximate their estimated fair values as of December 31, 2011 and 2010. Money market funds are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1. Assets utilizing Level 2 inputs include government agency securities, including direct issuance bonds, and corporate bonds. These assets are valued using third party pricing resources which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. Fair value for Level 3 is based upon the fair values determined using the probability-weighted expected return method, or PWERM, as discussed in Note 7.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

        Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale marketable securities. The Company maintains its cash and cash equivalents and marketable securities with financial institutions. The Company is currently investing its excess cash in money market funds and other securities, and the management of these investments is not discretionary on the part of the financial institution. The Company's credit exposure on its marketable securities is limited by its diversification among United States government and agency debt securities. The Company has no significant off-balance-sheet risks such as foreign exchange contracts, option contracts, or other hedging arrangements.

Property and Equipment

        Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets:

Furniture	3 years
Equipment	5 years
Software	3 years
Leasehold improvements	Shorter of lease or useful life of the asset

        See Note 8, Property and Equipment.

Revenue Recognition

        To date, all of the Company's revenue has been generated under an option agreement. The Company recognized revenue ratably over the option period.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Research and Development

        The Company accounts for research and development costs by expensing such costs to operations as incurred. Research and development costs primarily consist of clinical testing costs, including payments in cash and stock made to contracted research organizations, personnel costs, outsourced research activities, laboratory supplies, and license fees.

        Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts will be expensed as the related goods are delivered or the services are performed.

Licensing Agreements

        Costs associated with licenses of technology are expensed as incurred, and are included in research and development expenses.

Impairment of Long-Lived Assets

        When impairment indicators exist, the Company's management evaluates long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate that the carrying amount of a long-lived asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. An impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than its carrying value.

        Impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount over the undiscounted expected future cash flows. No impairment charges have been recognized since inception.

Segment Information

        Operating segments are defined as components of an enterprise engaging of business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment and the Company operates in one geographic segment.

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

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        In July 2006, the FASB issued ASC No. 740-10, Accounting for Uncertainty in Income Taxes. ASC No. 740-10 establishes a minimum threshold for financial statement recognition of the benefit of positions taken, or expected to be taken, in filing tax returns. ASC No. 740-10 requires the evaluation of tax positions taken, or expected to be taken, in the course of preparing the Company's tax returns to determine whether the tax positions are "more likely than not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense. The Company's adoption of ASC No. 740-10 in 2009 did not have a material effect on the Company's financial statements.

        The Company uses judgment to determine the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Any material interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

        Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against otherwise realizable net deferred tax assets as of December 31, 2011 and 2010.

Redeemable Convertible Preferred Stock

        Prior to the Series A-1 Financing on May 17, 2011, the carrying value of the Company's Series B and Series C redeemable convertible preferred stock was adjusted by periodic accretions such that the carrying value will equal the redemption amount at the redemption date. The carrying value was also adjusted to reflect dividends that accrue quarterly on the Series B and C redeemable convertible preferred stock (Note 12). In connection with the recapitalization discussed in Note 4, the Company's Preferred Stock is no longer redeemable, other than upon a deemed liquidation event, as defined.

Preferred Stock Accounting

        The Company accounts for an amendment that adds, deletes or significantly changes a substantive contractual term (e.g., one that is at least reasonably possible of being exercised), or fundamentally changes the nature of the preferred shares as an extinguishment (Note 4).

Financial Instruments Indexed to and Potentially Settled in the Company's common stock

        The Company evaluates all financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in the Company's financial statements. The Company considers a number of generally accepted accounting principles to determine such treatment and evaluates the features of the instrument to determine the appropriate accounting treatment. The Company utilizes the Black-Scholes method or other appropriate methods to determine the fair value of its derivative financial instruments. Key valuation factors in determining the fair value include, but are not limited to, the current stock price as of the date of measurement, the exercise price, the remaining contractual life, expected volatility for the instrument and the risk-free interest rate. For financial instruments that are determined to be classified as liabilities on the balance sheet, changes in fair value are recorded as a gain or loss in the Company's Statement of Operations with the corresponding amount recorded as an adjustment to the liability on its Balance Sheet.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        The Company recognizes the compensation cost of employee stock-based awards using the straight-line method over the requisite service period of the award. The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the estimated fair value of such services received or of the equity instruments issued, whichever is more reliably measured. The fair value of unvested non-employee awards are remeasured at each reporting period and expensed over the vesting term of the underlying stock options.

        During the years ended December 31, 2011, 2010 and 2009, the Company recorded approximately $170, $100 and $100 of employee stock-based compensation expense, respectively. The Company estimates the fair value of each option award using the Black-Scholes-Merton option-pricing model. Weighted-average information and assumptions used in the option-pricing model for employee stock-based compensation are as follows.

	Year Ended December 31,
	2011	2010	2009
Expected term (years)	6.25	6.25	6.25
Volatility	60%	58%	57 – 59%
Expected dividend yield	0%	0%	0%
Risk-free interest rates	1.35%	1.92%	2.6 – 2.7%

        In calculating the estimated fair value of the Company's stock options, the Black-Scholes-Merton option-pricing model requires the consideration of the following six variables for purposes of estimating fair value:

  •
  The stock option exercise price;

  •
  The expected term of the option;

  •
  The grant date price of the Company's common stock, which is issuable upon exercise of the option;

  •
  The expected volatility of the Company's common stock;

  •
  The expected dividends on the Company's common stock; and

  •
  The risk-free interest rate for the expected option term.

        The expected term of the stock options granted represents the period of time that options granted are expected to be outstanding. For options granted prior to January 1, 2008, the expected term was calculated using the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. For options granted after January 1, 2008, the Company calculated the expected term using similar assumptions. The expected volatility is a measure of the amount by which the Company stock price is expected to fluctuate during the term of the options granted. The Company determines the expected volatility based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option's expected term. The Company has never declared or paid any cash dividends on its common stock and does not expect to

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

do so in the foreseeable future. Accordingly, it uses an expected dividend yield of zero. The risk-free interest rate is the implied yield available on U.S. Treasury issues with a remaining life consistent with the option's expected term on the date of grant. The Company applies an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and also will impact the amount of stock-based compensation expense in future periods. The forfeiture rate was estimated to be 3.7%, 2.8% and 2.4% for the years ended December 31, 2011, 2010 and 2009, respectively.

Net Income (Loss) Per Common Share

        Net income (loss) per common share is calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of the Company's common shares and participating securities. All series of Preferred Stock, excluding the Former Operating Company's Series A Convertible Preferred Stock, contain participation rights in any dividend paid by the Company and are deemed to be participating securities. Net income available to common shareholders and participating convertible preferred shares is allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

        Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, and potential issuance of stock upon the issuance of Series A-6 Convertible Preferred Stock ("Series A-6") as settlement of the liability to Nordic Bioscience ("Nordic"). Common equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive.

Comprehensive Income (Loss)

        The Company discloses all components of comprehensive income (loss) on an annual basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and consists of

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

net loss and changes in unrealized gains (losses) on its available-for-sale marketable securities. Comprehensive loss was calculated as follows:

	Year Ended December 31,
	2011	2010	2009
Net loss	$(42,476)	$(14,630)	$(15,089)
Unrealized (loss) gain on marketable securities	8	(18)	(232)

Comprehensive loss	$(42,468)	$(14,648)	$(15,321)

Recently Adopted Accounting Standard

        In October 2009, the FASB issued ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. On January 1, 2011, the Company adopted ASU 2009-13 on a prospective basis. The adoption did not have a material impact on the Company's financial position or results of operations, but could have an impact on how the Company accounts for any future collaboration agreements, should the Company enter into any such agreements in the future.

New Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board issued Accounting Standard Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU No. 2011-11"), which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company has not completed its review of ASU No. 2011-11, but it does not expect its adoption to have a material impact on the Company's results of operations, financial position or cash flows.

        In June 2011, the Financial Accounting Standards Board issued Accounting Standard Update No. 2011-05, Comprehensive Income ("ASU No. 2011-05"), which will require companies to present the components of net income and other comprehensive income ("OCI") either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

components of OCI as part of the statement of changes in stockholders' equity. The update does not change the items which must be reported in OCI, how such items are measured or when they must be reclassified to net income. In December 2011, the Financial Accounting Standards Board issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 ("ASU No. 2011-12"), which defers the requirement in ASU No. 2011-05 that companies present reclassification adjustments for each component of accumulated OCI and OCI. ASU No. 2011-05 was set to be effective for interim and annual periods beginning after December 15, 2011, but is deferred by ASU No. 2011-12. The Company does not expect ASU No. 2011-05 or ASU No. 2011-12 to have a material impact on its financial statements or results of operations.

        In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 82)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU No. 2011-04"). The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted, and the Company is therefore required to adopt this ASU on January 1, 2012. The Company has not completed its review of ASU No. 2011-04, but it does not expect its adoption to have a material impact on the Company's results of operations, financial position or cash flows.

3. Merger

        As described in Note 1, the Company completed a reverse merger transaction with the Former Operating Company on May 17, 2011, pursuant to which the Company changed its name from MPM Acquisition Corp. to Radius Health, Inc. and assumed the operations of the Former Operating Company. The accompanying financial statements and the related disclosures take into account the Merger and Short-Form Merger transactions. In addition, all historical share and per share amounts in the financial statements relating to the Former Operating Company have been retroactively adjusted for all periods presented to give effect to the 1:15 reverse stock split of all the Former Operating Company's capital stock (the "Reverse Stock Split"), including reclassifying an amount equal to the reduction in par value to additional paid-in-capital, approved by the Former Operating Company's Board of Directors prior to the Merger on May 17, 2011.

        As of the effective time of the Merger (the "Effective Time"), the legal existence of MergerCo ceased and all of the shares of the Former Operating Company's common stock, par value $0.01 per share, and shares of the Former Operating Company's preferred stock, par value $0.01 per share, that were outstanding immediately prior to the Merger were cancelled and converted into the right to receive shares of the Company's common or preferred stock, as applicable. Each outstanding share of the Former Operating Company common stock outstanding immediately prior to the Effective Time was automatically converted into the right to receive one share of the Company's common stock, $0.0001 par value per share (the "Common Stock") and each outstanding share of the Company's preferred stock outstanding immediately prior to the Effective Time was automatically converted into the right to receive one-tenth of one share of the Company's preferred stock, $0.0001 par value per share (the "Preferred Stock") as consideration for the Merger. The December 31, 2010 financial

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

3. Merger (Continued)

statements, specifically common stock and additional paid-in-capital, have been adjusted to reflect the change in common stock par value.

        The Company assumed all options and warrants of the Former Operating Company outstanding immediately prior to the Effective Time, which became exercisable for shares of the Company's Common Stock or Preferred Stock, as the case may be. Contemporaneously with the closing of the Merger, pursuant to the terms of a Redemption Agreement dated April 25, 2011 by and among the Company and its then-current stockholder, the Company completed the repurchase of 5,000,000 shares of Common Stock from its former sole stockholder in consideration of an aggregate of $50 (the "Redemption"). The 5,000,000 shares constituted all of the then issued and outstanding shares of the Company's capital stock, on a fully-diluted basis, immediately prior to the Merger. Upon completion of the Merger and the Redemption, the former stockholders of the Former Operating Company held 100% of the outstanding shares of capital stock of the Company.

        Pursuant to the Merger, the Company assumed all of the Former Operating Company's obligations under its existing contracts. In particular, the Company has assumed the rights and obligations of the Former Operating Company under that certain Series A-1 Convertible Preferred Stock Purchase Agreement, dated as of April 25, 2011, as amended, (the "Purchase Agreement") with that certain investors listed therein (the "Investors") pursuant to which, among other things, the Company was obligated to issue and sell to the Investors up to an aggregate of 789,553 shares of Series A-1 Convertible Preferred Stock, par value $.0001 per share (the "Series A-1"), each at a purchase price per share of $81.42, to be completed in three closings for cash proceeds of $64,284. The transactions covered by the Purchase Agreement are referred to herein as the "Series A-1 Financing". An initial closing was completed on May 17, 2011 by the Former Operating Company prior to the Merger.

4. Recapitalization

        Subsequent to the Reverse Stock Split and prior to the Merger, the Former Operating Company underwent a recapitalization pursuant to which the preferred stock of the Company (Series A Convertible Preferred Stock ("Series A"), Series B Convertible Preferred Stock ("Series B"), and Series C Convertible Preferred Stock ("Series C"), collectively "Old Preferred Stock") was exchanged for a new series of convertible preferred stock (Series A-2 Convertible Preferred Stock ("Series A-2"), Series A-3 Convertible Preferred Stock ("Series A-3"), Series A-4 Convertible Preferred Stock ("Series A-4"), collectively with Series A-5 Convertible Preferred Stock ("Series A-5"), "New Preferred Stock") to the extent that the existing stockholder participated in the Series A-1 Financing in an amount at least at the level its Pro Rata Share, as defined in the Purchase Agreement. According to the amended Articles of Incorporation of the Former Operating Company, stockholders who did not participate in the Series A-1 Financing in an amount at least equal to their Pro Rata Share amount were subject to a forced conversion (the "Forced Conversion") to common stock, at a rate of 1 share of common stock for every 5 shares of Old Preferred Stock to be so converted. As a result, 21,661 shares of Series A, 177,697 shares of Series B and 314,496 shares of Series C converted into 102,767 shares of the Company's common stock on May 17, 2011.

        The 9,832,133 shares of Series C convertible preferred stock that remained outstanding after the Forced Conversion, were recapitalized and exchanged for 9,832,133 shares of Series A-2, the 1,422,300

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

4. Recapitalization (Continued)

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

        In accordance with the Purchase Agreement, the Stage I Closing occurred on May 17, 2011 and resulted in net proceeds of $20,347 as consideration for the issuance of 2,631,845 shares of Series A-1 which were converted in the Merger as described below into the right to receive one-tenth of one share of Series A-1. The issuance of the aforementioned additional shares did not generate a beneficial conversion feature at the date of issuance or at December 31, 2011.

        Subsequent to the recapitalization and financing, pursuant to the Merger, each outstanding share of preferred stock was converted into the right to receive one-tenth of one share of Preferred Stock. After the recapitalization, Series A-1 and Series A-5 (as described in Note 16) financings and the Merger, the Company had the following shares of preferred stock outstanding at December 31, 2011, which include the shares of Series A-1 issued in the Stage II Closing and Stage III Closing as discussed below:

Class	Number of Shares
Series A-1	939,612
Series A-2	983,208
Series A-3	142,227
Series A-4	3,998
Series A-5	6,443

        The Company has accounted for the recapitalization and exchange of the Old Preferred Stock for the New Preferred Stock as an extinguishment of the Old Preferred Stock due to the significance of the changes to the substantive contractual terms of the preferred stock, which included the forfeiture of accrued dividends on the Series A and B, the removal of the contingent redemption feature pursuant to which the Series B and Series C was redeemable at the option of the holder at a future determinable date, and the addition of a mandatory conversion provision to common stock upon the listing of the Company's Common Stock on a national securities exchange, among other changes. Refer to Note 11 for the rights and preferences on the New Preferred Stock. Accordingly, the Company has recorded the difference between the fair value of the new shares of Preferred Stock issued in the exchange and the carrying value of the Old Preferred Stock shares as a gain of $60,937 that was recorded within stockholders' deficit. The Company allocated $8,269 to additional paid-in capital to recover the amount of additional paid-in capital that had previously been reduced by dividends accreted

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

4. Recapitalization (Continued)

on Series B and Series C that was forfeited as part of the recapitalization, and the balance of $52,712 was recorded to accumulated deficit. The gain on extinguishment is reflected as a preferred stock redemption in the calculation of net income available to common stockholders in accordance with Accounting Standards Codification ("ASC") 260 Earnings Per Share. The fair value of the Series A-1, Series A-2, Series A-3 and Series A-4 was determined using the probability-weighted expected return method. (See Note 7).

        In connection with the Series A-1 Financing, the Former Operating Company issued to a placement agent, and in the Merger, the Company assumed, a warrant to purchase 818 shares of Series A-1 Preferred Stock. The warrant has an exercise price of $81.42 and expires on May 17, 2016. The warrant is classified as a liability on the Company's balance sheet and was recorded as a component of the issuance costs related to the Series A-1 Financing. The Company recorded the warrant at a fair value of $35, calculated using the Black-Scholes option pricing model. The revaluation of the warrant at December 31, 2011 was not material to the financial statements.

        Subsequent to the exchange of outstanding shares of preferred stock for the right to receive one-tenth of one share of Preferred Stock, in accordance with the Purchase Agreement, the Stage II Closing occurred on November 18, 2011 and resulted in net proceeds of approximately $20,977 through the sale of 263,178 shares of Series A-1. On December 14, 2011, the Stage III Closing occurred resulting in net proceeds of approximately $20,973 through the sale of 263,180 shares of Series A-1. The issuance of the shares in the Stage II and Stage III Closings did not generate beneficial conversion features at the date of issuance or at December 31, 2011.

        In connection with the Stage II and Stage III Closings, the Former Operating Company issued to a placement agent, warrants to purchase 1,636 shares of Series A-1 Preferred Stock. The warrants have an exercise price of $81.42 and expire after five (5) years. The warrant is classified as a liability on the Company's balance sheet and was recorded as a component of the issuance costs related to the Series A-1 Financing. The Company recorded the warrant at a fair value of $68, calculated using the Black-Scholes option pricing model. The revaluation of the warrant at December 31, 2011 was not material to the financial statements.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

5. Net Loss Per Share

        Basic and diluted net loss per share is calculated as follows:

	Year Ended December 31,
(In thousands, except share and per share amounts)	2011	2010	2009
Numerator:
Net loss	$(42,476)	$(14,630)	$(15,089)
Extinguishment of preferred stock	60,937	—	—
Accretion of preferred stock	(10,933)	(12,143)	(11,405)
Earnings attributable to participating preferred stockholders	(7,275)	—	—

Earnings (loss) attributable to common stockholders—basic	253	(26,773)	(26,494)
Effect of dilutive convertible preferred stock	—	—	—

Earnings (loss) attributable to common stockholders—diluted	$253	$(26,773)	$(26,494)

Denominator:
Weighted-average number of common shares used in earnings (loss) per share—basic	499,944	320,942	320,424
Effect of dilutive options to purchase common stock	464,933	—	—
Effect of dilutive convertible preferred stock	2,489,399	—	—

Weighted-average number of common shares used in earnings (loss) per share—diluted	3,454,276	320,942	320,424

Earnings (loss) per share—basic	$0.51	$(83.42)	$(82.68)
Effect of dilutive options to purchase common stock	(0.24)	—	—
Effect of dilutive convertible preferred stock	(0.20)	—	—

Earnings (loss) per share—diluted	$0.07	$(83.42)	$(82.68)

        The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	Year Ended December 31
	2011	2010	2009
Convertible preferred stock	5,419,946	11,808,290	11,808,290
Options to purchase common stock	894,160	1,461,865	1,216,718
Warrants	8,860	1,333	1,333

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

6. Marketable Securities

        Available-for-sale marketable securities and cash and cash equivalents consist of the following:

	December 31, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,003	$—	$—	$5,003
Money market	20,125	—	—	20,125
Domestic corporate commercial paper	—	—	—	—
Domestic corporate debt securities	—	—	—	—

Total	$25,128	$—	$—	$25,128

Marketable securities:
Domestic corporate debt securities	10,260	—	(6)	10,254
Domestic orporate commercial paper	18,987	11	—	18,998
U.S. government securities	2,328	—	—	2,328

Total	$31,575	$11	$(6)	$31,580

	December 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$232	$—	$—	$232
Money market	6,452	—	—	6,452
Domestic corporate commercial paper	2,892	—	—	2,892
Domestic corporate debt securities	1,006	—	—	1,006

Total	$10,582	$—	$—	$10,582

Marketable securities:
Domestic corporate debt securities	5,023	—	(3)	5,020
Domestic orporate commercial paper	2,949	—	—	2,949

Total	$7,972	$—	$(3)	$7,969

        There were no debt securities that had been in an unrealized loss position for more than 12 months at December 31, 2011. The Company evaluated the securities for other-than-temporary impairments based on quantitative and qualitative factors, noting none. There were 7 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2011. The aggregate unrealized loss on these securities was $7 and the fair value was $8,015. The Company considered the decline in market value for these securities to be primarily attributable to current economic conditions. As it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2011.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

7. Fair Value Measurements

        The following tables summarize the assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheets as of December 31, 2011 and 2010 based on the criteria discussed in Note 2:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$5,003	$—	$—	$5,003
Money market	20,125	—	—	20,125
Marketable securities:
Domestic corporate debt securities	—	10,254	—	10,254
Domestic orporate commercial paper	—	18,998	—	18,998
U.S. government securities	—	2,328	—	2,328
Stock dividend asset	—	—	3,379	3,379

	$25,128	$31,580	$3,379	$60,087

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$450	$450
Other liability	—	—	10,470	10,470

	$—	$—	$10,920	$10,920

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$10,582	$—	$—	$10,582
Marketable securities:
Domestic corporate debt securities	—	5,020	—	5,020
Domestic corporate commercial paper	—	2,949	—	2,949

	$10,582	$7,969	$—	$18,551

        Fair value for Level 1 is based on quoted market prices. Fair value for Level 2 is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Inputs are obtained from various sources including market participants, dealers and brokers. Fair value for Level 3 is based upon the fair values determined using the probability-weighted expected return method, or PWERM, as discussed below. Changes in fair value of the Level 3 assets and liabilities are recorded as other income (expense) in the statement of operations.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

7. Fair Value Measurements (Continued)

        The stock dividend asset represents the prepaid balance of the accrued stock dividend ("other liability" or "stock liability") to issue shares of Series A-6 convertible preferred stock ("Series A-6") to Nordic (Note 16) and the amount of research and development expense related to stock dividend amounts being recognized ratably over the estimated per patient treatment period. The fair value of the stock liability is based upon the fair value of the Series A-6 shares as determined using PWERM which considers the value of preferred and common stock based upon analysis of the future values for equity assuming various future outcomes. Accordingly, share value is based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, discount rate as determined using the capital asset pricing model, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (i) when possible future outcomes can be predicted with reasonable certainty; and (ii) when there is a complex capital structure (i.e., several classes of preferred and common stock). The Company had previously used the option-pricing method to value its common stock. The option-pricing method treats common stock and preferred stock as call options on the enterprise's value, with exercise prices based on the liquidation preference of the preferred stock. The Company utilized the PWERM approach in its most recent valuation based on the Company's expectations regarding the time to becoming a listed, publicly-traded entity as well as the recent Series A-1 financing and the initiation of BA058 Injection Phase 3 study that resolved sufficient uncertainty regarding a discrete range of outcomes that could be identified and evaluated. As such the valuation of the stock dividend and other current asset was determined to be a Level 3 valuation.

        The warrant liability represents the liability for the warrants issued to the placement agent in connection with the Series A-1 Financings (Note 4) and to the lenders in connection with the Loan and Security Agreement (Note 11). The warrant liability is calculated using the Black-Scholes option pricing method. This method of valuation includes using inputs such as the fair value of the Company's various classes of preferred stock, historical volatility, the term of the warrant and risk free interest rates. The fair value of the Company's shares of common and preferred stock was estimated using PWERM, as described above. As such the valuation of the warrant liability was determined to be a Level 3 liability.

        The other liability represents the liability to issue shares of Series A-6 to Nordic for services rendered in connection with the Company's Phase 3 clinical study of BA058 Injection (Note 16). The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of the Company's Series A-6 at each reporting date. The estimated fair value of the Series A-6 is determined using PWERM, as described above. As such the valuation of the warrant liability was determined to be a Level 3 liability.

        The following table provides a roll forward of the fair value of the assets, including stock paid to Nordic in advance of services being rendered, where fair value is determined by Level 3 inputs:

Balance at January 1, 2011	$—
Additions	3,482
Change in fair value	(103)

Balance at September 30, 2011	$3,379

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

7. Fair Value Measurements (Continued)

        The following table provides a roll forward of the fair value of the liabilities, including stock dividends payable to Nordic, where fair value is determined by Level 3 inputs:

Balance at January 1, 2011	$—
Additions	10,759
Change in fair value	161

Balance at September 30, 2011	$10,920

8. Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Life (In Years)
		2011	2010
Furniture and fixtures	5	$66	$36
Computer equipment and software	3	254	238
Leasehold improvements	Shorter of useful	497	367
	life or remaining lease term
Laboratory equipment	5	—	—

		817	641
Less accumulated depreciation and amortization		(650)	(610)

Net Property Plant and Equipment		$167	$31

        In September 2010, the Company disposed of and subsequently sold laboratory equipment with an original cost of $628 and accumulated depreciation of $579 for proceeds of $149. The Company assessed whether property and equipment assets were impaired during the year ended December 31, 2011 and noted no impairment indicators.

9. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2011	2010
Research costs	$2,276	$1,913
Payroll and employee benefits	586	473
Professional fees	472	243
Vacation	79	79
Restructuring	—	63
Interest	177	—

Total accrued expenses	$3,590	$2,771

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

10. Commitments

        In September 2010, the Company recorded restructuring charges of $217 related to lease termination costs associated with vacating its laboratory space. The restructuring liability is included in accrued expenses in the balance sheet at December 31, 2010. All remaining payments were made by February 28, 2011.

        The following table displays the restructuring activity and liability balances:

Balance at December 31, 2010	$63
Payments	(63)

Balance at December 31, 2011	$—

        On January 14, 2011, the Company signed a sublease agreement for office space in Cambridge, Massachusetts that expired on July 31, 2011. Monthly rental payments under this sublease were $9 and the Company moved into the space in February 2011. On July 15, 2011, the Company entered into an operating lease agreement to remain in the same Cambridge, Massachusetts location. The term of the lease is August 1, 2011 through July 31, 2014. Monthly rental payments under the new lease are approximately $15 for the first 12 months and approximately $16 for the 24 months thereafter.

        Rent expense was $138 and $535 for the years ended December 31, 2011 and 2010, respectively.

11. Loan and Security Agreement

        On May 23, 2011, the Company entered into a loan and security agreement (the "Loan and Security Agreement") with Oxford Finance LLC and General Electric Capital Corporation (collectively, the "Lender") pursuant to which the Lender agreed to lend the Company up to $25,000. Upon entering into the Loan and Security Agreement, the Company borrowed $6,250 from the Lender ("Term Loan A") on May 23, 2011 and an additional $6,250 from the Lender ("Term Loan B") on November 21 2011. Under the terms of the Loan and Security Agreement, the Company may, in its sole discretion, subject to customary conditions, borrow from the Lender up to an additional $12,500, at any time on or before May 22, 2012 ("Term Loan C," collectively with Term Loan A and Term Loan B, the "Term Loans"). The Company's obligations under the Loan and Security Agreement are secured by a first priority security interest in substantially all of the assets of the Company.

        The Company is required to pay interest on the outstanding Term Loan A on a monthly basis through and including December 1, 2011. Beginning December 1, 2011 through the maturity of Term Loan A on November 22, 2014, the Company will be required to make payments of outstanding principal and interest on Term Loan A in 36 equal monthly installments. Interest is payable on Term Loan A at an annual interest rate of 10.16%. The Company is required to pay interest on the outstanding Term Loan B on a monthly basis through and including June 1, 2012. Beginning June 1, 2012, through the maturity of Term Loan B on November 24, 2014, the Company will be required to make payments of outstanding principal and interest on Term Loan B in 36 equal monthly installments. Interest is payable on Term Loan B at an annual interest rate of 10%. If the Company enters into Term Loan C, interest on the term loan will accrue at an annual fixed rate equal to greater of (i) 10% or (ii) the sum of (a) the three-year Treasury Rate as published by the Board of Governors of the Federal Reserve System in Federal Reserve Statistical Release H.15 entitled "Selected Interest Rates,"

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

11. Loan and Security Agreement (Continued)

plus (b) 9.19%. Payments due under Term Loan C, if borrowed, are interest only, payable monthly, in arrears, for six months following the funding of each term loan, and will consist of 36 and 30 payments of principal and interest, respectively, which are payable monthly, in arrears, and all unpaid principal and accrued and unpaid interest on Term Loan C would be due and payable 42 months after the funding of any each term loan.

        Upon the last payment date of the amounts borrowed under the Loan and Security Agreement, whether on the maturity date of one of the Term Loans, on the date of any prepayment or on the date of acceleration in the event of a default, the Company will be required to pay the Lender a final payment fee equal to 3.5% of any of the Term Loans borrowed. In addition, if the Company repays all or a portion of the Term Loans prior to maturity, it will pay the Lender a prepayment fee of three percent of the total amount prepaid if the prepayment occurs prior to the first anniversary of the funding of the relevant Term Loan, two percent of the total amount prepaid if the prepayment occurs between the first and second anniversary of the funding of the relevant Term Loan, and one percent of the total amount prepaid if the prepayment occurs on or after the second anniversary of the funding of the relevant Term Loan.

        Upon the occurrence of an event of default, including payment defaults, breaches of covenants, a material adverse change in the collateral, the Company's business, operations or condition (financial or otherwise) and certain levies, attachments and other restraints on the Company's business, the interest rate will be increased by five percentage points and all outstanding obligations will become immediately due and payable. The Loan and Security Agreement also contains a subjective acceleration clause, which provides the Lender the ability to demand repayment of the loan early upon a material adverse change, as defined. The portion of the Term Loan A and Term Loan B that is not due within 12 months of December 31, 2011 has been classified as long-term, as the Company believes a material adverse change is remote.

        In connection with each Term Loan, the Company issued to the Lender a Warrant to purchase 3,070 shares of the Company's Series A-1 Preferred Stock (the "Warrant"). The Warrants are exercisable, in whole or in part, immediately, and has a per share exercise price of $81.42 and may be exercised on a cashless basis. The Warrants each have a term of 10 years. The exercise price may be adjusted in the event the Company issues shares of the Series A-1 at a price lower than $81.42 per share. The Warrants are classified as a liability in the Company's balance sheet and will be remeasured at their estimated fair value at each reporting period. The changes in fair value are recorded as other income (expense) in the Statement of Operations.

        The initial fair value of the Warrant issued in connection with Term Loan A was $183 and was recorded as a discount to Term Loan A. The fair value of the warrant at December 31, 2011 was $173. The Company also paid the Lender a facility fee of $250 and reimbursed the Lender certain costs associated with the Loan and Security Agreement of $117, both of which were also recorded as a discount to Term Loan A. The discount is being amortized to interest expense over the 42 month period that Term Loan A is outstanding using the effective interest method.

        The initial fair value of the Warrant issued in connection with Term Loan B was $178 and was recorded as a discount to Term Loan B. The fair value of the warrant at December 31, 2011 was $176. The Company also reimbursed the Lender certain costs associated with Term Loan B of $18, which was

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

11. Loan and Security Agreement (Continued)

also recorded as a discount to Term Loan B. The discount is being amortized to interest expense over the 42 month period that Term Loan B is outstanding using the effective interest method.

        Future principal payments under the Loan and Security Agreement at December 31, 2011, are as follows:

Principal Payments
2012	$3,188
2013	4,125
2014	5,031

Total	$12,344

Current portion of net payable	3,188
Discount on current portion of note payable	(308)

Current portion of net payable, net of discount	$2,880

Discount on noncurrent portion of note payable	(270)

Note payable, net of current portion and discount	$8,886

12. Convertible Preferred Stock and Redeemable Convertible Preferred Stock

Redeemable Convertible Preferred Stock

        The rights, preferences, and privileges of the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock (collectively, the "Old Preferred Stock") which were outstanding as of December 31, 2010 are as follows:

Conversion

        Each Preferred stockholder has the right, at their option at any time, to convert any such shares of Old Preferred Stock into such number of fully paid shares as is determined by dividing the original purchase price by the conversion price. The conversion price of the Old Preferred Stock as of December 31, 2009 and 2010 was $8.14 and $15.00 per share for Series C Preferred Stock and for Series B and A Preferred Stock, respectively, which in each case represents a 1 for 1 conversion ratio to common stock.

Redemption

        At the request of holders of at least 68% in voting power of the shares of Series B and Series C Preferred Stock then outstanding, made at any time on or after the fourth anniversary of the original Series C Preferred Stock issuance date, the Company will be required to redeem all of the outstanding shares of Series B and Series C Preferred Stock at a redemption price equal to the original Series B or Series C Preferred Stock purchase price of $15.00 and $8.14, respectively, plus any declared or accrued but unpaid dividends. Dividends accrue at eight percent per annum, compounding annually, commencing on the date of issuance of the Series B and C Preferred Stock, respectively.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

12. Convertible Preferred Stock and Redeemable Convertible Preferred Stock (Continued)

        If the Company, at any time, breaches any of its representations, warranties, covenants, and/or agreements set forth in the Stockholders' Agreements between the Company and the Series B and Series C Preferred Stockholders specified in those agreements, holders of at least 68% of the voting power of the Series B and Series C Preferred Stock may elect, at their sole discretion, if the breach is not cured within 60 days, to accelerate the maturity of the rights of all the Series B and Series C Preferred Stockholders and cause the immediate redemption of all the shares of Series B and Series C Preferred Stock.

        The Series A Preferred Stock is not redeemable.

Dividends

        Following payment in full of required dividends to the holders of Series C Stock and Series B Stock, Series A Preferred Stockholders are entitled to receive dividends on shares of Series A Preferred Stock, when, if and as declared by the board of directors at a rate to be determined by the board of directors.

        Following payment in full of required dividends to the holders of Series C Stock, Series B Preferred Stockholders are entitled to receive dividends at the rate of 8% per annum, compounding annually, which will accrue on a quarterly basis commencing on the date of issuance of the Series B Preferred Stock. Dividends will be payable, as accrued, upon liquidation, event of sale, redemption date, and conversion to common stock (whether declared or not) as specified in the Stockholders' Agreement. The holders of shares of Series B Preferred Stock are also entitled to dividends declared or paid on any shares of common stock.

        Series C Preferred Stockholders are entitled to receive dividends at the rate of 8% per annum, compounding annually, which will accrue on a quarterly basis commencing on the date of issuance of the Series C Preferred Stock. Dividends will be payable, as accrued, upon liquidation, event of sale, redemption date, and conversion to common stock as (whether declared or not) specified in the Stockholders' Agreement. The holders of shares of Series C Preferred Stock are also entitled to dividends declared or paid on any shares of common stock.

Voting

        The Old Preferred Stockholders are entitled to vote together with the holders of the common stock as one class on an as if converted basis.

        In addition, the Series B and Series C Preferred Stockholders, voting as a separate class (Senior Preferred Stockholders), have the exclusive right to elect six members of the board of directors.

Liquidation

        The Series C Preferred Stock ranks senior and prior to the Series B Preferred Stock, Series A Preferred Stock, and the Company's common stock. The Series B Preferred Stock ranks senior and prior to the Series A Preferred Stock and the Company's common stock, and junior to the Series C Preferred Stock. The Series A Preferred Stock ranks senior and prior to the Company's common stock.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

12. Convertible Preferred Stock and Redeemable Convertible Preferred Stock (Continued)

        In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series C Preferred Stock are entitled to be paid first out of the assets available for distribution, before any payment shall be made to the Series B and Series A Preferred Stockholders. Payment to the Series C Preferred Stockholders shall consist of the original issuance price of $8.14, plus all accrued but unpaid dividends and interest. After the distribution to the Series C Preferred Stockholders, the holders of Series B Preferred Stock, and then Series A Preferred Stock, will be entitled to receive an amount per share equal to the original purchase price per share of $15.00, plus any declared and unpaid dividends. If the assets of the Company are insufficient to pay the full preferential amounts to the Series C Preferred Stockholders, the assets will be distributed ratably among the Series C Preferred Stockholders in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the Series B and Series A Preferred Stockholders, after payment to the Series C Preferred Stockholders, the Series B Stockholders shall first share ratably in any remaining distribution of assets according to the respective amounts which would be repayable to them in respect of the shares of Series B Preferred Stock held upon such distribution. The Series A Preferred Stockholders would only share in the distribution of assets once the Series B Preferred Stockholders have received their full preferential amounts.

        In the event of, and simultaneously with, the closing of an Event of Sale of the Company (as defined in the Stockholders' Agreement), the Company shall redeem all of the shares of Series A, Series B, and Series C Preferred Stock then outstanding at the Special Liquidation Price. If the Event of Sale involves consideration other than cash, the Special Liquidation Price may be paid with such consideration having a value equal to the Special Liquidation Price. The Special Liquidation Price shall be equal to an amount per share, which would be received by each Old Preferred Stockholder if, in connection with the Event of Sale, all the consideration paid in exchange for the assets or the shares of capital stock of the Company was actually paid to and received by the Company, and the Company was immediately liquidated thereafter and its assets distributed pursuant to the liquidation terms above.

Convertible Preferred Stock

        The rights, preferences, and privileges of the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 Preferred Stock, (collectively, the "New Preferred Stock") which were authorized as part of the recapitalization and financing, and in connection with the Merger, are as follows:

Conversion

        Each holder of New Preferred Stock has the right, at their option at any time, to convert any such shares of New Preferred Stock into such number of fully paid shares of Common Stock as is determined by dividing the original purchase price of $81.42 by the conversion price ("Optional Conversion"). The conversion price of the New Preferred Stock as of December 31, 2011 was $8.142 per share (the "Conversion Price"), which represents a conversion ratio of one share of New Preferred Stock into ten shares of Common Stock. Upon the Optional Conversion, the holder of the converted New Preferred Stock is entitled to payment of all accrued, whether or not declared, but unpaid dividend in shares of the Common Stock of the Company at the then effective conversion price of shares of New Preferred Stock.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

12. Convertible Preferred Stock and Redeemable Convertible Preferred Stock (Continued)

        In the event an investor does not timely and completely fulfill their future funding obligations as defined in the Purchase Agreement (as described in Note 4) (i) the shares of the New Preferred Stock then held by the investor automatically convert into shares of the Company's common stock at a rate of one share of common stock for every ten shares of New Preferred Stock to be converted and (ii) the Company has the right to repurchase all of the shares of Common Stock issued upon conversion at a purchase price equal to the par value of the repurchased shares of Common Stock ("Subsequent Closing Adjustment"). Upon a Subsequent Closing Adjustment, the holder of the converted New Preferred Stock is entitled to payment of any declared or accrued, but unpaid dividends in shares of the Common Stock of the Company.

        Each share of the New Preferred Stock is automatically convertible into fully paid and non-assessable shares of Common Stock at the applicable Conversion Price then in effect upon (i) a vote of the holders of at least 70% of the outstanding shares of Series A-1, Series A-2 and Series A-3 to convert all shares of New Preferred Stock or (ii) the Common Stock becoming listed for trading on a national stock exchange ("Special Mandatory Conversion"). Upon a Special Mandatory Conversion, all accrued, whether or not declared, but unpaid dividends shall be paid in cash or shares at the discretion of the Company's board of directors, at the then effective conversion price of shares of New Preferred Stock.

Redemption

        The shares of New Preferred Stock are not currently redeemable.

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

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

12. Convertible Preferred Stock and Redeemable Convertible Preferred Stock (Continued)

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

        Dividends on the New Preferred Stock are payable, at the sole discretion of the board of directors, in cash or in shares of the Company's common stock, when and if declared by the board of directors, upon liquidation or upon an event of sale at the current market price of shares of common stock. Upon optional conversion, dividends are payable in shares of the common stock at the then effective conversion price of shares of Preferred Stock.

        The Company has accrued dividends of $1,968, $4,000 and $579 on Series A-1, A-2 and A-3, respectively, as of December 31, 2011.

Voting

        The New Preferred Stockholders are entitled to vote together with the holders of the Common Stock as one class on an as-if converted basis.

        In addition, as long as the shares of Series A-1 are outstanding, the holders of Series A-1, voting as a separate class, have the right to elect two members of the Company's board of directors.

Liquidation

        The shares of Series A-1 rank senior to all other classes of New Preferred Stock. Series A-2 ranks junior to Series A-1 and senior to Series A-3, Series A-4, Series A-5 and Series A-6. Series A-3, Series A-5 and Series A-6 rank equally but junior to Series A-1 and Series A-2 and senior to Series A-4. Series A-4 ranks senior to the Company's Common Stock.

        In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series A-1 are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series A-1 shall consist of the original issuance price of $81.42, plus all accrued but unpaid dividends. After the distribution to the holders Series A-1, the holders of Series A-2, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid dividends. After the distribution to the holders Series A-1 and Series A-2, the holders of Series A-3, Series A-5 and Series A-6, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid or declared and unpaid dividends, as appropriate. After the distribution to the holders Series A-1, Series A-2, Series A-3, Series A-5 and Series A-6, the holders of Series A-4 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any declared and unpaid dividends. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-1, the assets

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

12. Convertible Preferred Stock and Redeemable Convertible Preferred Stock (Continued)

will be distributed ratably among the holders of Series A-1 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-2, the assets will be distributed ratably among the holders of Series A-2 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-3, Series A-5 and Series A-6, the assets will be distributed ratably among the holders of Series A-3, Series A-5 and Series A-6 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-4, the assets will be distributed ratably among the holders of Series A-4 in proportion to their aggregate liquidation preference amounts. After all liquidation preference payments have been made to the holders of the New Preferred Stock, the holders of the New Preferred Stock shall participate in the distribution of the remaining assets with the holders of the Company's Common Stock on an as-if converted basis.

        In the event of, and simultaneously with, the closing of an event of sale of the Company (as defined in the Company's Amended Articles of Incorporation), the Company shall redeem all of the shares of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 then outstanding at the Special Liquidation Price, as defined. If the event of sale involves consideration other than cash, the Special Liquidation Price may be paid with such consideration having a value equal to the Special Liquidation Price. The Special Liquidation Price shall be equal to an amount per share, which would be received by each New Preferred Stockholder if, in connection with the event of sale, all the consideration paid in exchange for the assets or the shares of capital stock of the Company was actually paid to and received by the Company, and the Company was immediately liquidated thereafter and its assets distributed pursuant to the liquidation terms above.

Registration Rights

        In accordance with the Amended and Restated Stockholders Agreement (the "Stockholders Agreement"), the Company was required to file a registration statement with the Securities and Exchange Commission (the "SEC") covering the registration of at least 85% of the outstanding shares of the New Preferred Stock within 60 days of the closing of the Merger. Pursuant to the terms of the Stockholders Agreement, if the registration statement was not filed within 60 days of the closing of the Merger or if the registration statement was not been declared effective by the SEC at the later of (i) 90 days after the closing date of the Merger or (ii) in the event the SEC reviews the registration statement and has comments, 180 days after the closing of the Merger, the Company would have been required to pay liquidated damages on a monthly basis equal to 1% of the aggregate purchase price paid by the holders of the New Preferred Stock. The total amount of liquidated damages was limited to 16% of the aggregate purchase price paid by the holders of the New Preferred Stock. The Company filed its registration statement and was declared effective and therefore was not required to pay these damages.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Stockholders' Deficit

Common Stock

        The Company has reserved the following number of shares of common stock at December 31, 2011 and 2010:

	December 31,
(In thousands)	2011	2010
Conversion of Series A Preferred Stock	—	63
Conversion of Series B Preferred Stock	—	1,600
Conversion of Series C Preferred Stock	—	10,147
Conversion of Series A-1 Preferred Stock	10,000	—
Conversion of Series A-2 Preferred Stock	9,832	—
Conversion of Series A-3 Preferred Stock	1,422	—
Conversion of Series A-4 Preferred Stock	40	—
Conversion of Series A-5 Preferred Stock	70	—
Conversion of Series A-6 Preferred Stock	8,000	—
Stock options and Warrants	19,128	1,765

Total	48,492	13,575

Accumulated Other Comprehensive Income (Loss)

        All components of comprehensive income (loss) are required to be disclosed in the condensed financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and consists of net loss and changes in unrealized gains and losses on available-for-sale securities. The components of Accumulated Other Comprehensive Income ("AOCI") are as follows for the years ended December 31, 2011, 2010 and 2009:

	Available-for- Sale Securities Adjustment	Accumulated Other Comprehensive Loss
Balance as of December 31, 2009	$15	$15
Unrealized (loss) gain from available-for-sale securities	(18)	(18)
Balance as of December 31, 2010	$(3)	$(3)
Unrealized (loss) gain from available-for-sale securities	8	8

Balance as of December 31, 2011	$5	$5

14. Stock-based Compensation

        The company recognizes compensation cost of employee stock-based awards using the straight-line method over the requisite service period of the award, which is typically the vesting period, based on their fair values as of the date of grant.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

14. Stock-based Compensation (Continued)

        The Company has the following stock-based compensation plans as of December 31, 2011 under which equity awards have been granted to employees, directors and consultants:

  •
  2003 Long-Term Incentive Plan; and

  •
  2011 Equity Incentive Plan.

        The 2011 Equity Incentive Plan replaced the 2003 Long-Term Incentive Plan when the board of directors approved the new plan on November 7, 2011. As of December 31, 2011, an aggregate of approximately 4,671,000 shares have been authorized for issuance under the Company's stock-based compensation plans, with approximately 3,950,000 options outstanding. The number of common shares available for granting of future awards to employees and directors under these plans was 250,000 at December 31, 2011.

2003 Long-Term Incentive Plan

        The Company's 2003 Long-Term Incentive Plan (the "Incentive Plan") provides for the granting of incentive stock options and nonqualified options to key employees, directors and consultants of the Company. The exercise price of the incentive stock options, as determined by the board of directors, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the common stock fair value as of the date of the grant. The provisions of the Incentive Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock). Stock options generally vest over a four-year period. Certain options contain explicit performance conditions. The Company authorized approximately 2,016,000 shares of common stock for issuance under the Incentive Plan.

2011 Equity Incentive Plan

        The Company's 2011 Equity Incentive Plan (the "Equity Plan") provides for the granting of incentive stock options and nonqualified options to key employees, directors and consultants of the Company. The exercise price of the incentive stock options, as determined by the board of directors, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the common stock fair value as of the date of the grant. The provisions of the Incentive Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock). Stock options generally vest over a four-year period. Certain options contain explicit performance conditions. The Company has authorized approximately 2,655,000 shares of common stock for issuance under the Equity Plan. In addition, the shares remaining available for issuance under the Incentive Plan were assumed as shares authorized under the Equity Plan.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

14. Stock-based Compensation (Continued)

        A summary of stock option activity for the year ended December 31, 2011 is as follows:

(In thousands, except per share amounts)	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	1,462	$1.20
Granted	2,831	3.69
Exercised	(220)	0.93
Cancelled	(123)	2.71

Options outstanding at December 31, 2011	3,950	$2.94	8.55	$3,744

Options exercisable at December 31, 2011	1,077	$1.31	5.09	$2,784

Options vested or expected to vest at December 31, 2011	3,843	$2.94	8.55	$3,708

        The weighted-average grant-date fair value of options granted during 2011, 2010 and 2009 was $2.07, $0.60 and $0.75, respectively. The total grant-date fair value of stock options that vested during 2011 was approximately $384. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during 2011 was approximately $229.

        During the years ended 2011, 2010 and 2009, the Company's board of directors granted approximately 317,000, 258,000 and 2,000 stock options, respectively, to Board members of the Company. The Company records stock-based compensation expense for such options using the straight-line method over the requisite service period of the award, which is typically the vesting period, based on their fair values as of the date of grant. During the years ended December 31, 2011, 2010 and 2009, the Company recorded approximately $131, $34 and $25 of stock-based compensation expense related to non-employee awards, respectively.

Valuation and Expense Information

        The following table summarizes stock-based compensation expense by financial statement line:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Research and development	$118	$37	$143
General and administrative	186	97	(19)

Share-based compensation expense included in operating expenses	$304	$134	$125

        As of December 31, 2011, there was approximately $5,060 of total unrecognized compensation expense related to unvested employee share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 4.0 years.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

14. Stock-based Compensation (Continued)

        The Company used the Black-Scholes option valuation model to estimate the grant date fair value of its employee stock options. The weighted-average assumptions used in the Black-Scholes option valuation model and the resulting weighted-average estimated grant date fair values of its employee stock options were as follows for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Expected term (years)	6.25	6.25	6.25
Volatility	60%	58%	57 – 59%
Expected dividend yield	0%	0%	0%
Risk-free interest rates	1.35%	1.92%	2.6 – 2.7%

        The expected term of the stock options granted represents the period of time that options granted are expected to be outstanding. For options granted prior to January 1, 2008, the expected term was calculated using the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. For options granted after January 1, 2008, we calculated the expected term using similar assumptions. The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the term of the options granted. We determine the expected volatility based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the options expected term. We have never declared or paid any cash dividends on our common stock and we do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero. The risk-free interest rate is the implied yield available on U.S. Treasury issues with a remaining life consistent with the option's expected term on the date of grant.

        The Company has historically granted stock options at exercise prices not less than the fair value of its common stock as determined by its board of directors, with input from management. The Company's board of directors has historically determined, with input from management, the estimated fair value of the Company's common stock on the date of grant based on a number of objective and subjective factors, including:

  •
  the prices at which the Company sold shares of convertible preferred stock;

  •
  the superior rights and preferences of securities senior to the Company's common stock at the time of each grant;

  •
  the likelihood of achieving a liquidity event such as a public offering or sale of the Company;

  •
  the Company's historical operating and financial performance and the status of its research and product development efforts; and

  •
  achievement of enterprise milestones, including entering into collaboration and license agreements.

        The Company's board of directors also considered valuations provided by management in determining the fair value of its common stock. Such valuations were prepared as of December 3, 2008, December 2, 2009, October 1, 2010, June 30, 2011, September 30, 2011 and November 28, 2011 and valued common stock at $1.05, $1.20, $1.35, $2.96, $3.22 and $3.89 per share, respectively. The

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

14. Stock-based Compensation (Continued)

valuations have been used to estimate the fair value of common stock as of each option grant date listed and in calculating stock-based compensation expense. The Company's board of directors has consistently used the most recent valuation provided by management for determining the fair value of common stock unless a specific event occurs that necessitates an interim valuation.

        The valuations were based on the guidance from the Valuation of Privately-Held-Company Equity Securities Issued as Compensation that was developed by staff of the American Institute of Certified Public Accountants and a task force comprising representatives from the appraisal, preparer, public accounting, venture capital, and academic communities. The option-pricing method was selected to value the Company's common stock-based on the Company's stage of development and the degree of uncertainty surrounding the future success of clinical trials for the Company's product candidates. For the valuations prepared as of December 3, 2008, December 2, 2009 and October 1, 2010, the option-pricing method treats common stock and preferred stock as call options on the enterprise's value, with exercise prices based on the liquidation preference of the preferred stock. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the liquidation preference at the time of a liquidity event (for example, merger of sale), assuming the enterprise has funds available to make a liquidation preference meaningful and collectible by the shareholders.

        In the model, the exercise price is based on a comparison with the enterprise value rather than, as in the case of a "regular" call option, a comparison with a per-share stock price. Thus, common stock is considered to be a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred stock is liquidated. The Company used the Black-Scholes model to price the call option. Under the option-pricing method, the Company had to consider the various terms of the stockholder agreements—including the level of seniority among the securities, dividend policy, conversion ratios, and cash allocations—upon liquidation of the enterprise.

        For the valuations prepared as of June 30, 2011, September 30, 2011 and November 28, 2011, the Company utilized the probability-weighted expected return method, or PWERM, as outlined in the AICPA Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid, which considers the value of preferred and common stock based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (i) when possible future outcomes can be predicted with reasonable certainty; and (ii) when there is a complex capital structure (i.e., several classes of preferred and common stock). The Company utilized the fair value of common stock derived from the September 30, 2011 valuation for purposes of the November 7, 2011 option grants and the fair value of common stock derived from the November 28, 2011 valuation for purposes of the December 15, 2011 option grants. The Company concluded, for purposes of the November 7, 2011 grants, that there were no significant changes to the assumptions used in the PWERM model between September 30, 2011 and November 7, 2011 that would impact the fair value of common stock. The Company concluded, for purposes of the December 15, 2011 grants, that there were no significant changes to the assumptions used in the PWERM model between November 28, 2011 and December 15, 2011 that would impact the fair value of common stock. The Company also used this methodology to estimate the fair value of preferred

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

14. Stock-based Compensation (Continued)

stock, which was used in the preferred stock extinguishment (Note 4), and to determine the fair value of shares of series A-6 convertible preferred stock due to Nordic (Note 16).

15. License Agreements

        On September 27, 2005, the Company entered into a license agreement (the "Ipsen Agreement"), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, "Ipsen"). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. With respect to France, if Ipsen exercises its co-marketing and co-promotion rights then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay Radius a mid-single digit royalty on Ipsen's allocable portion of aggregate revenue from the sale of products by both parties in France. BA058 (the Company's bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and pro-promotion rights retained by Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $250 to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments in the range of €10,000 to €36,000 ($12,973 to $46,702) to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof.

        If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if the Company or its sublicensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, it will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of its patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. In connection with the Ipsen Agreement, the Company recorded approximately $1,007, $1,227 and $1,117 in research and developments costs in the years ended December 31, 2011, 2010 and 2009, respectively. The costs were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

15. License Agreements (Continued)

        On May 11, 2011, the Company entered into a second amendment to the Ipsen Agreement pursuant to which Ipsen agreed to accept shares of Series A-1 in lieu of cash as consideration for a milestone payment due to Ipsen following the initiation of the first BA058 Phase 3 study. The number of shares of Series A-1 to be issued to Ipsen was determined based upon the U.S. dollar exchange rate for the euro two business days prior to closing. On May 17, 2011, the Company issued 17,326 shares of Series A-1 to Ipsen to settle the obligation. Accordingly, the Company recorded research and development expense of $1,411 during the three-month period ended June 30, 2011. The expense represents the fair value of the Series A-1 shares of $81.42 per share.

16. Research Agreements

        The Company entered into a letter of intent with Nordic (the "Letter of Intent") on September 3, 2010, pursuant to which it funded preparatory work by Nordic in respect of a Phase 3 clinical study of BA058 Injection. The Letter of Intent was extended on December 15, 2010 and on January 31, 2011. On March 29, 2011, the Company and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the "Work Statement") under such Clinical Trial Services Agreement and a related Stock Issuance Agreement. Pursuant to the Work Statement, Nordic is managing the Phase 3 clinical study (the "Clinical Study") of BA058 Injection and Nordic will be compensated for such services in a combination of cash and shares of Series A-6.

        Pursuant to the Work Statement, the Company is required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. Dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement as amended on December 9, 2011, provides for approximately €35,819 ($46,468) of euro-denominated payments and approximately $5,289 of U.S. Dollar-denominated payments over the course of the Clinical Study.

        Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €372 of Series A-5 Preferred Stock at $8.142 per share. 64,430 shares of Series A-5 were issued to Nordic on May 17, 2011, which generated proceeds of $525 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of Series A-5.

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6, or shares of common stock if the Company's preferred stock has been automatically converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36,815 ($47,760), or the Series A-5 Accruing Dividend. This right to receive the Series A-5 Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company's amended Certificate of Incorporation.

        The Series A-5 Accruing Dividend is determined based upon the estimated period that will be required to complete the Clinical Study. On the last Business Day of each calendar quarter (each, an "Accrual Date"), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 to Nordic that is referred to as the Applicable Quarterly Amount and is equal to

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

16. Research Agreements (Continued)

(A) €36,815 minus the aggregate value of any prior Series A-5 Accruing Dividend accrued divided by (B) the number of calendar quarters it will take to complete the Clinical Study. To calculate the aggregate number of shares of Series A-6 due to Nordic in each calendar quarter, the Company converts the portion of €36,815 to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. The Company then calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (i) the fair market value as of the applicable Accrual Date and (ii) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company's board of directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2011, 167,518 shares of Series A-6 are due to Nordic.

        Prior to the issuance of shares of Series A-6 to Nordic, the liability to issue shares of Series A-6 will be accounted for as a liability in the Company's Balance Sheet. As of December 31, 2011, the fair value of the liability was $10,470 based upon the fair value of the Series A-6 as determined using PWERM (Note 7). Changes in the value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the Statement of Operations.

        The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement ratably over the estimated per patient treatment period beginning upon enrollment in the Clinical Study, or a twenty-month period. The Company recorded $10,955 of research and development expense in the year ended December 31, 2011 reflecting costs incurred for preparatory and other start-up costs to initiate the Clinical Study in April 2011. The Company recorded an additional $5,121 of research and development expense in the year ended December 31, 2011 for per patient costs incurred for patients that had enrolled in the Clinical Study as of December 31, 2011. As of December 31, 2011, in addition to the $10,470 liability that is reflected in other liabilities on the Balance Sheet that will be settled in shares of Series A-6, as noted above, the Company has an asset resulting from payments to Nordic of approximately $5,166 that is included in prepaid expenses on the Balance Sheet.

        The Company is also responsible for certain pass through costs in connection with the Clinical Study. Pass through costs are expensed as incurred or upon delivery. The Company recognized research and development expense of $4,987 for pass through costs in the year ended December 31, 2011.

17. Income Taxes

        As of December 31, 2011 the Company had federal and state net operating loss (NOL) carryforwards of approximately $129,268 and $111,417, respectively, which may be used to offset future taxable income. The Company also had federal and state tax credits of $2,822 and $235, respectively, to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2031, and are subject to review and possible adjustment by federal and state tax authorities. The Internal Revenue Code contains provision that may limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders under Section 382 of the Internal Revenue Code.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

17. Income Taxes (Continued)

        A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2011	2010
Income tax benefit using U.S. federal statutory rate	$(14,509)	$(4,974)
State income taxes, net of federal benefit	(1,854)	411
Stock-based compensation	49	34
Research and development tax credits	(385)	(320)
Change in the valuation allowance	17,041	4,838
Permanent items	91	3
Other	(433)	8

	$—	$—

        The Company is subject to Massachusetts net worth taxes, not based on income, which is largely offset by allowable tax credits and recorded as a component of operating expenses.

        The principal components of the Company's deferred tax assets are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$49,838	$33,008
Capitalized research and development	1,431	1,789
Research and development credits	2,977	2,593
Depreciation and amortization	128	126
Other	331	148

Gross deferred tax assets	54,705	37,664
Valuation allowance	(54,705)	(37,664)

Net deferred tax asset	$—	$—

        The Company has recorded a valuation allowance against its deferred tax assets in each of the years ended December 31, 2011 and 2010, because the Company's management believes that it is more likely than not that these assets will not be realized. The increase in the valuation allowance in 2011 primarily relates to the net loss incurred by the Company.

        Effective January 1, 2009, the Company adopted new accounting guidance related to accounting for uncertainty in income taxes. The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As a result of the implementation of the new guidance, the Company recognized no material adjustment for unrecognized income tax benefits. As of the adoption date on January 1, 2009, and through December 31, 2011, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

17. Income Taxes (Continued)

(R&D) credit carryforwards. In addition, the Company has not, as yet, conducted an Internal Revenue Code Section 382 study, which could impact its ability to utilize NOL and tax credit carryforwards available to be used. These studies may result in adjustments to the Company's R&D credit carryforwards and NOL carryfowards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized benefits since inception.

        The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities is closed for tax years prior to December 31, 2007, although carryforward attributes that were generated prior to tax year 2007 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company files income tax returns in the United States and Massachusetts. There are currently no federal or state audits in progress.

Qualifying Therapeutic Discovery Project Grants

        In October 2010, the Company received notification from the Internal Revenue Service that it was awarded three separate grants in the aggregate amount of $733 pursuant to the qualifying therapeutic discovery grant program established by the Internal Revenue Service and the Secretary of Health and Human Services under the Patient Protection and Affordable Care Act of 2010. The grants were made with respect to certain of the Company's qualifying research and development programs. The Company received the full amount related to these grants in 2010, and this amount was recorded as other income in the statement of operations for the year ended December 31, 2010.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a–15(b) of the Securities Exchange Act of 1934, as amended, or the 1934 Act, our management, including the Chief Executive Officer and the Chief Financial Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth the name, age and position of each of our executive officers and directors as of January 31, 2012.

Name	Age	Position
Michael S. Wyzga	56	President, Chief Executive Officer and Director
C. Richard Lyttle, Ph.D.	66	Chief Scientific Officer
B. Nicholas Harvey	51	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Louis Brenner, M.D.	42	Senior Vice President and Chief Medical Officer
Gary Hattersley, Ph.D.	45	Senior Vice President, Preclinical Development
Alan H. Auerbach(2)(3)	42	Director
Jonathan J. Fleming(1)	54	Director
Ansbert K. Gadicke, M.D.(2)(3)	53	Director
Kurt C. Graves(2)(3)	44	Chairman of the Board
Martin Münchbach, Ph.D.(1)	41	Director
Elizabeth Stoner, M.D.(1)	61	Director

(1)
Member of the audit committee.

(2)
Member of the nominating and corporate governance committee.

(3)
Member of the compensation committee.

        Michael S. Wyzga has served as our President and Chief Executive Officer and as a member of our board of directors since December 2011. Prior to joining us, Mr. Wyzga served in various senior management positions at Genzyme Corporation, a global biotechnology company. Mr. Wyzga joined Genzyme in February 1998 and most recently served as Executive Vice President, Finance from May 2003 until November 2011 and as Chief Financial Officer from July 1999 until November 2011. He served as a director for Altus Pharmaceuticals Inc. from 2004 to 2009. Mr. Wyzga received an M.B.A. from Providence College and a B.S. in business administration from Suffolk University. We believe Mr. Wyzga is qualified to serve as a member of our board of directors because of his extensive operational knowledge of, and executive level management experience in, the biopharmaceutical industry and significant financial experience.

        C. Richard Lyttle, Ph.D., has served as our Chief Scientific Officer since December 2011 and as a member of our board of directors and as our President and Chief Executive Officer from November 2010 to December 2011. Dr. Lyttle served as the President and Chief Executive Officer and as a member of the board of directors of the Former Operating Company from August 2004 until the Merger. Dr. Lyttle is the former Vice President of Discovery for Women's Health and Bone, from 1998 to 2004, and of the Women's Health Research Institute at Wyeth, from 1993 to 2004. Prior to joining Wyeth, Dr. Lyttle was Research Professor of Obstetrics, Gynecology, and Pharmacology at the University of Pennsylvania from 1979 to 1993. He received a Ph.D. in Biochemistry from Queen's University.

        B. Nicholas Harvey has served as our Senior Vice President, Chief Financial Officer, Treasurer and Secretary since November 2010, and served as a member of our board of directors from November 2010 until the consummation of the Merger in May 2011. Mr. Harvey served as the Chief Financial Officer and Senior Vice President of the Former Operating Company from December 2006 until the Merger. Prior to joining the Former Operating Company, Mr. Harvey served as Managing Director of Shiprock Capital, LLC, a venture capital firm, from 2003 to 2006. Prior to Shiprock Capital,

Mr. Harvey served as Chief Financial Officer of a number of venture-backed companies over a 10-year period, including LifetecNet from 2001 to 2002, Transfusion Technologies from 1999 to 2000, and Transcend Therapeutics from 1993 to 1999. Mr. Harvey received a Bachelor of Economics degree and a Bachelor of Laws degree with first-class honors from the Australian National University and an M.B.A. from the Harvard Business School.

        Louis Brenner, M.D., has served as our Senior Vice President and Chief Medical Officer since November 2011. Prior to joining us, he served as Senior Vice President at AMAG Pharmaceuticals, a biotechnology company, from September 2006 to December 2010 where he was responsible for the Phase 3 studies and the successful regulatory submission for Feraheme. Prior to that, he served in progressively senior roles at Genzyme Corporation from June 2002 to September 2006, where he advanced the development and commercialization of products to treat metabolic bone disease by co-inventing the formulation for Renvela, an oral phosphate binder to treat hyperphosphatemia, and by leading the acquisition of Bone Care International, manufacturer of Hectorol, a synthetic vitamin D analog for the treatment of hyperparathyroidism. He received a B.S. in Biology from Yale University, an M.D. from Duke University and an M.B.A. from Harvard Business School.

        Gary Hattersley, Ph.D., has served as our Senior Vice President of Preclinical Development since December 2011. He served as our Vice President of Biology from May 2011 to December 2011 and served in the same capacity at the Former Operating Company from April 2008 until the Merger. He also served as Senior Director of Research of the Former Operating Company from 2006 to 2008 and as Director of Disease Biology & Pharmacology from 2003 to 2006. Prior to joining the Former Operating Company, Dr. Hattersley was a Senior Scientist at Millennium Pharmaceuticals from 2000 to 2003 with responsibility for the discovery and development of novel small-molecule agents for the treatment of osteoporosis and other metabolic bone diseases. Dr. Hattersley also held positions at Genetics Institute/Wyeth Research from 1992 to 2000 investigating the application of the bone morphogenetic proteins in bone and connective tissue repair and regeneration. Dr. Hattersley received a Ph.D. in Experimental Pathology from St. George's Hospital Medical School.

        Alan H. Auerbach has served on our board of directors since May 2011 and served as a member of the board of directors of the Former Operating Company from October 2010 until the Merger. Mr. Auerbach is currently the Founder, Chief Executive Officer, President and Chairman of the Board of Puma Biotechnology, Inc., a company dedicated to in-licensing and developing drugs for the treatment of cancer and founded in 2010. Previously, Mr. Auerbach founded Cougar Biotechnology in May 2003 and served as the company's Chief Executive Officer, President and as a member of its board of directors until July 2009 when Cougar was acquired by Johnson & Johnson for approximately $1 billion. From July 2009 until January 2010, Mr. Auerbach served as the Co-Chairman of the Integration Steering Committee at Cougar (as part of Johnson & Johnson) that provided leadership and oversight for the development and global commercialization of Cougar's lead product candidate, abiraterone acetate, for the treatment of advanced prostate cancer. Prior to founding Cougar, from June 1998 to April 2003, Mr. Auerbach was a Vice President, Senior Research Analyst at Wells Fargo Securities, where he was responsible for research coverage of small-and middle-capitalization biotechnology companies, with a focus on companies in the field of oncology. Mr. Auerbach received a B.S. in Biomedical Engineering from Boston University and an M.S. in Biomedical Engineering from the University of Southern California. We believe Mr. Auerbach is qualified to serve as a member of our board of directors because of his business and professional experience, including his leadership of Cougar Biotechnology in drug development, private and public financings and a successful sale of the business.

        Jonathan J. Fleming has served on our board of directors since May 2011 and served as a member of the board of directors of the Former Operating Company from March 2009 until the Merger. Mr. Fleming is the Managing General Partner of Oxford Bioscience Partners, an international venture capital firm specializing in life science technology-based investments, which he joined in August 1996 as a General Partner. Prior to joining Oxford Bioscience Partners, Mr. Fleming was a Founding General Partner of MVP Ventures from 1988 to 1996. Mr. Fleming is also a co-founder of Medica Venture Partners, a venture capital investment firm specializing in early-stage healthcare and biotechnology companies in Israel. Mr. Fleming currently serves on the board of directors of Avaxia Biologics, Inc., Cytologix Corporation, Dicerna Pharmaceuticals, IMCOR Pharmaceuticals, Inc., Laboratory Partners, Inc., Molecular Biometrics, Inc. and Railrunner Systems NA Inc. Mr. Fleming also currently serves on the board of managers of Leerink Swann Holdings LLC and on the board of trustees of Leerink Swann Massachusetts Business Trust. He previously served on the board of directors of Memory Pharmaceuticals Corp. from 2006 to 2008. He received an M.P.A. from Princeton University and a B.A. from the University of California, Berkeley. We believe Mr. Fleming is qualified to serve as a member of our board of directors because of his business and professional experience, and brings to our board of directors strategic insight and experience with his long career in venture capital and investing in life sciences technology-based firms for over 20 years.

        Ansbert K. Gadicke, M.D. has served on our board of directors since May 2011 and served as a member of the board of directors of the Former Operating Company from November 2003 until the Merger. Dr. Gadicke has been the Co-Founder and Managing Director of MPM Capital, a venture capital firm, since August 1996. Dr. Gadicke received an M.D. from J.W. Goethe University in Frankfurt. Dr. Gadicke is a director of Dragonfly Sciences, Inc., Solasia Pharma K.K. and Verastem, Inc. He served on the board of directors of Pharmasset, Inc. from 1999 to 2007 and PharmAthene, Inc. from 2004 to 2007. We believe Dr. Gadicke is qualified to serve as a member of our board of directors because of his business and professional experience.

        Kurt C. Graves has served on our board of directors since May 2011. Since October 2009, Mr. Graves has been an independent consultant. He has been serving as Executive Chairman of Intarcia Therapeutics, a biotechnology company, since August 2010 and as Executive Chairman of Biolex Therapeutics, a biotechnology company, since November 2010. Previously, he served as Executive Vice President, Chief Commercial Officer and Head of Strategic Development at Vertex Pharmaceuticals Inc. from July 2007 to October 2009, where he led the development of the company's HCV and CF programs, as well as the acquisition of Virochem Pharmaceuticals. Prior to joining Vertex, Mr. Graves held various leadership positions at Novartis Pharmaceuticals from 1999 to June 2007, including serving as a member of the Executive Committee and the Global Head of the General Medicines Business. He was also the first Chief Marketing Officer for the Pharmaceuticals division from September 2003 to June 2007. He currently serves as a director of Alevium Pharmaceuticals, Biolex Therapeutics, Intarcia Therapeutics, Pulmatrix Therapeutics and Springleaf Therapeutics. Mr. Graves received a B.S. in Biology from Hillsdale College. We believe Mr. Graves is qualified to serve as a member of our board of directors because of his extensive business and professional experience.

        Martin Münchbach, Ph.D. has served on our board of directors since May 2011. Dr. Münchbach has managed BB Biotech Ventures II, a venture capital fund, since he launched it in 2004. Dr. Münchbach received a Ph.D. in Protein Chemistry, a M.Sc. in Biochemistry and a Master in Industrial Engineering and Management from the Swiss Federal Institute of Technology (ETH). Dr. Münchbach currently serves on the board of directors of Atlas Genetics LTD, BioVascular Inc., Sonetik AG and Tioga Pharmaceuticals Inc, and he served as a director of Optimer Pharmaceuticals, Inc. from 2005 to 2008. We believe Dr. Münchbach is qualified to serve on our board of directors because of his extensive business and professional experience.

        Elizabeth Stoner, M.D. has served on our board of directors since May 2011. Dr. Stoner has been a Managing Director at MPM Capital since October 2007. Dr. Stoner is the Chief Development Officer of Rhythm Pharmaceuticals, a biotechnology company. Prior to joining MPM Capital, Dr. Stoner served in various roles, most recently as Senior Vice President of Global Clinical Development Operations at Merck Research Laboratories, since 1985. Dr. Stoner currently serves as a director of

Momenta Pharmaceuticals Inc., and she served as a director of Metabasis Therapeutics, Inc. from 2009 to 2010. Dr. Stoner received an M.D. from Albert Einstein College of Medicine, an M.S. in Chemistry from the State University of New York at Stony Brook and a B.S. in Chemistry from Ottawa University, Kansas. We believe Dr. Stoner is qualified to serve on our board of directors because of her knowledge and expertise in the development of pharmaceutical products.

Terms of Office; Voting Arrangements as to Directors

        Our board of directors currently consists of seven members, all of whom were elected as directors pursuant to the board composition provisions of our stockholders' agreement among us and our stockholders. Our directors and officers have been appointed for a one-year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal in accordance with our By-Laws.

        Pursuant to a stockholders' agreement and our certificate of incorporation:

          (i)  for so long as any shares of series A-1 preferred stock are outstanding, the holders of a majority of the shares of series A-1 preferred stock outstanding, voting as a separate class, shall have the right to elect two (2) members of the board of directors;

         (ii)  Oxford Bioscience Partners IV L.P. (together with Saints Capital VI, L.P. and their respective affiliates and certain transferees), HealthCare Ventures VII, L.P. (together with its affiliates and certain transferees) and The Wellcome Trust Limited as trustee of The Wellcome Trust (together with its affiliates and certain transferees) (collectively, the G3 Holders and individually, each a Group) voting as a separate class shall have the right to elect one (1) member of the board of directors of the Corporation by majority vote of the shares of series A-1 preferred stock held by them; provided, however, that in order to be eligible to vote or consent with respect to the election of such member of the board of directors, a G3 Holder together with members of such G3 Holders' Group must hold greater than twenty percent (20%) of the shares of series A-1 preferred stock purchased under the series A-1 preferred stock Purchase Agreement by such G3 Holder and the members of such G3 Holders' Group; and

        (iii)  MPM Capital L.P., voting as a separate class, shall have the right to elect one (1) member of the board of directors of the Corporation by majority vote of the shares of series A-1 preferred stock held by MPM Capital L.P.; provided that such member of the board of directors shall be an individual with particular expertise in the development of pharmaceutical products; and, provided, further, that in order to be eligible to vote or consent with respect to the election of such member of the board of directors, MPM Capital L.P. together with members of the MPM Group (as defined in the Stockholders' Agreement) must hold greater than 20% of the shares of series A-1 preferred stock purchased under the series A-1 preferred stock Purchase Agreement by MPM Capital L.P. and the members of the MPM Group.

        The balance of the board is elected by all of the stockholders acting as a single class and voting on an as-converted basis.

Code of Business Conduct and Ethics

        We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.radiuspharm.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website. Information contained on or accessible through our website is not incorporated by reference into this report, and you should not consider information contained on or accessible through our website to be part of this report.

Committees of the Board of Directors

        Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates under a charter that has been approved by our board. Our board of directors has determined that each of the members of the audit committee, the compensation committee and the nominating and corporate governance committee are independent as defined under the applicable rules and regulations of the SEC, including, in the case of each of the members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

  Audit Committee

        Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

  •
  appoints the independent registered public accounting firm;

  •
  evaluates the independent registered public accounting firm's qualifications, independence and performance;

  •
  determines the engagement of the independent registered public accounting firm;

  •
  reviews and approves the scope of the annual audit and the audit fee;

  •
  discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly consolidated financial statements;

  •
  approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

  •
  monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law;

  •
  reviews our consolidated financial statements and our management's discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

  •
  reviews our critical accounting policies and estimates; and

  •
  annually reviews the audit committee charter and the committee's performance.

        The current members of the audit committee are Jonathan J. Fleming, Martin Münchbach and Elizabeth Stoner. Mr. Fleming serves as the chairman of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. Our board of directors has determined that Mr. Fleming is an "audit committee financial expert" as defined under the applicable rules of the SEC.

  Compensation Committee

        Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The compensation committee:

  •
  reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers;

  •
  evaluates the performance of these officers in light of those goals and objectives;

  •
  sets the compensation of these officers based on such evaluations;

  •
  approves grants of stock options and other awards under our stock plans; and

  •
  will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter.

        The members of the compensation committee are Alan H. Auerbach, Ansbert K. Gadicke and Kurt C. Graves. Mr. Gadicke serves as the chairman of the committee.

  Nominating and Corporate Governance Committee

        The nominating and corporate governance committee is responsible for:

  •
  making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors;

  •
  overseeing our corporate governance policies; and

  •
  reporting and making recommendations to our board of directors concerning governance matters.

        The members of the nominating and corporate governance committee are Alan H. Auerbach, Ansbert K. Gadicke and Kurt C. Graves. Mr. Graves serves as the chairman of the committee.

Stockholder Communication with the Board of Directors

        Stockholders may send communications to our board of directors by writing to us, c/o Radius Health, Inc., 201 Broadway, 6th Fl., Cambridge, MA 02116, Attention: Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION.

        The following table summarizes all compensation earned by our President and Chief Executive Officer and other named executive officers during 2011 and 2010.

Name and Principal Position	Year	Salary ($)		Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)(8)	All Other Compensation ($)(9)	Total ($)
Michael S. Wyzga,	2011	38,141	(5)	3,351,771	0	0	3,389,912
President and Chief Executive Officer(1)	2010	0		0	0	0	0
C. Richard Lyttle,	2011	389,980		504,029	155,992	1,715	1,051,716
Chief Scientific Officer(2)	2010	378,622		0	189,311	1,715	569,648
B. Nicholas Harvey,	2011	288,936		157,508	82,347	1,305	530,096
Treasurer and Chief Financial Officer	2010	278,492		0	105,827	1,305	385,624
Louis Brenner,	2011	47,500	(6)	957,403	14,143	20	1,019,066
Chief Medical Officer(3)	2010	0		0	0	0	0
Louis O'Dea,	2011	347,125		176,409	0	46,210	569,744
Former Sr. Vice President and Chief Medical Officer(4)	2010	319,363		0	130,939	1,032	451,334

(1)
Mr. Wyzga became our President and Chief Executive Officer on December 5, 2011.

(2)
Dr. Lyttle served as our President and Chief Executive Officer until December 5, 2011.

(3)
Dr. Brenner joined our company on November 9, 2011 and became Chief Medical Officer on December 1, 2011.

(4)
Dr. O'Dea resigned as our employee on November 14, 2011.

(5)
The amount shown represents actual salary earned in 2011 based upon an annual base salary of $500,000.

(6)
The amount shown represents actual salary earned in 2011 based upon an annual base salary of $330,000.

(7)
Represents the aggregate grant date fair value of awards of stock options granted during the year computed in accordance with FASB ASC 718. For additional information, including information regarding the assumptions used when valuing the awards, refer to Note 2 to our financial statements included elsewhere in this report.

(8)
Represents bonus amounts earned under our annual performance-based cash bonus program.

(9)
Except for Dr. O'Dea in 2011, all amounts are attributable to life insurance premiums paid by us. The 2011 amount for Dr. O'Dea represents $1,452 attributable to life insurance premiums paid by us and $41,118 in severance payments and $3,640 for medical and dental insurance premium reimbursements made in connection with his resignation as our employee.

Narrative Disclosure to Summary Compensation Table

        Prior to the Merger in May 2011, we paid no compensation to our named executive officers and we had no contracts, agreements, plans or arrangements, whether written or unwritten, that provided for payments to any named executive officers. However, to provide meaningful disclosure, we have included in the table above compensation that was paid to our named executive officers by the Former

Operating Company prior to the Merger as well as compensation that we paid to named executive officers following the Merger.

        We do not currently, and the Former Operating Company did not prior to the Merger, have any formal policy for determining the compensation of executive officers. Base salaries for our named executive officers have been established through arm's length negotiation at the time an executive was hired, whether by us or by the Former Operating Company. The Former Operating Company's board of directors annually reviewed and evaluated, with input from the President and Chief Executive Officer, the need for adjustment of the base salaries of named executive officers based on changes and expected changes in the scope of an executive's responsibilities, including promotions, the individual contributions made by and performance of the executive during the prior fiscal year, the executive's performance over a period of years, overall labor market conditions, the relative ease or difficulty of replacing the executive with a well-qualified person, the Former Operating Company's overall growth and development as a company and general salary trends in the Former Operating Company's industry.

        Each named executive officer is eligible to receive an annual performance-based cash bonus, in an amount up to a fixed percentage of his base salary. Prior to the Merger, at the beginning of each year the Former Operating Company's board developed, with input from the President and Chief Executive Officer, a list of goals for the year that would be used as a guideline to assess the annual performance of the named executive officers. As soon as practical after the year was completed, the board reviewed actual performance against the stated goals and determined subjectively what it believed to be the appropriate level of cash bonus, if any. Following the Merger, our compensation committee continued this practice for calendar year 2011.

        Dr. O'Dea resigned as our employee on November 14, 2011. Under the terms of a separation agreement between us and Dr. O'Dea, we agreed to pay Dr. O'Dea an aggregate severance amount of $164,472, paid in accordance with our normal payroll procedures over the six-month period commencing on the next regularly scheduled payroll date after the effective date of the agreement. We also agreed to reimburse Dr. O'Dea for the portion of any COBRA premiums which he incurs that we would have paid had he remained employed by us during such six-month period. In addition, the severance agreement provides that Dr. O'Dea forfeited any stock options that were unvested as of November 14, 2011 and may exercise the portion of his stock options that was vested as of November 14, 2011 until February 14, 2012, subject to the terms and conditions of the applicable stock incentive plans and Dr. O'Dea's continued compliance with the terms of his separation agreement and a confidentiality and non-competition agreement between us and Dr. O'Dea, pursuant to which Dr. O'Dea has agreed not to compete with the business of the Company or solicit for hire our employees for a period of one year following his termination.

        Each of the named executive officers, other than Dr. O'Dea, are at-will employees eligible for discretionary bonus and equity incentive awards with certain severance rights discussed further below. The following named executive officers have the following target bonus percentages:

  •
  Mr. Wyzga—50%

  •
  Dr. Lyttle—40%

  •
  Mr. Harvey—30%

  •
  Mr. Brenner—30%

        For 2011, each named executive officer, other than Mr. Wyzga, had the opportunity to achieve a bonus equal to the named executive officer's respective target bonus by achievement of individual performance goals, with the compensation committee reserving the right to award amounts in excess of target bonus on a discretionary basis. Mr. Wyzga was not eligible for a bonus in 2011. The individual goals for 2011 were of different weighted importance and included completion of certain financing and public offering objectives, completion of organizational objectives and the implementation and successful execution of various elements related to the preclinical studies and clinical trials for our products, including the Phase 3 study for our BA058 Injection product. In December 2011, the compensation committee considered performance against these goals and determined to award the named executive officers bonus payments in the amounts set forth in the Non-Equity Incentive Plan Compensation column of the summary compensation table above. Dr. O'Dea did not qualify to receive a bonus in 2011.

Employment, Severance and Change in Control Arrangements

        On December 1, 2011, we entered into a letter employment agreement with Mr. Wyzga, pursuant to which Mr. Wyzga agreed to serve as our Chief Executive Officer effective December 5, 2011. The letter agreement provides for an initial base salary of $500,000 and the opportunity to earn an annual cash incentive award based on performance with a target value equal to 50% of Mr. Wyzga's annual base salary beginning in 2012. In addition, Mr. Wyzga is eligible to receive a one-time special bonus ranging from 25% to 50% of his annual base salary based upon the attainment of certain milestones relating to our consummation of a successful financing transaction.

        In the event Mr. Wyzga's employment is terminated by us without cause or due to Mr. Wyzga's resignation for good reason, then subject to his executing a general release of claims, Mr. Wyzga will be entitled to receive:

  •
  base salary continuation payments for 12 months;

  •
  payment of, or reimbursement for, continued medical care premiums for 12 months; and

  •
  the annual bonus that he would have earned if he remained employed through the end of the year in which his termination occurs, based upon actual performance as determined by the board.

        If Mr. Wyzga's employment is terminated without cause or due to Mr. Wyzga's resignation for good reason within 12 months following a change in control of us, then subject to his executing a general release of claims, Mr. Wyzga will be entitled to receive the severance benefits described in the first two bullet points above. In such case, Mr. Wyzga will also be entitled to receive:

  •
  payment of his target annual bonus for the year in which termination occurs; and

  •
  accelerated vesting of all outstanding equity awards.

        On November 30, 2011, we entered into a transition agreement with Dr. Lyttle pursuant to which Dr. Lyttle resigned as our President and Chief Executive Officer and as a member of our board of directors, effective as of December 5, 2011, and agreed to serve as our Chief Scientific Officer through June 1, 2012, unless the agreement is earlier terminated. The transition agreement provides that Dr. Lyttle will continue to receive his base annualized salary at the rate in effect as of immediately prior to the effective date of the agreement and will be eligible to earn for 2012 a discretionary cash performance bonus under our bonus plan or program applicable to senior executives based on a target bonus amount equal to 40% of Dr. Lyttle's annualized base salary, but with the actual amount of any such bonus being determined on the basis of the attainment of Company performance metrics and/or individual performance objectives, in each case, as established and approved by our board of directors in its sole discretion.

        We or Dr. Lyttle can terminate the transition agreement at any time and for any reason after March 1, 2012. In the event Dr. Lyttle's employment is terminated due to his death prior to March 1,

2012 or for any reason other than for cause after March 1, 2012 (including automatic termination on June 1, 2012), Dr. Lyttle will be entitled to receive:

  •
  his 2012 bonus, prorated based on the number of days in the calendar year through the date of termination of his employment; and

  •
  any vested and outstanding options to purchase shares of our common stock held by Dr. Lyttle on such date will remain exercisable until the later to occur of:

  •
  the first anniversary of the date of termination of his employment; or

  •
  the date that is 30 days after the date on which our common stock first becomes listed on a national stock exchange, subject in each case to Dr. Lyttle's execution of a release of claims.

        On November 9, 2011, we entered into a letter employment agreement with Dr. Brenner pursuant to which Dr. Brenner commenced employment on that date and agreed to serve as our Chief Medical Officer effective December 1, 2011. The letter agreement provides for an initial base salary of $330,000 and the opportunity to earn an annual cash incentive award based on performance with a target value equal to 30% of Dr. Brenner's annual base salary, prorated for any partial year of employment.

        In the event Dr. Brenner's employment is terminated by us without cause or due to Dr. Brenner's resignation for good reason, then subject to his executing a general release of claims, Dr. Brenner will be entitled to receive:

  •
  base salary continuation payments for nine months;

  •
  payment of, or reimbursement for, continued medical care premiums for six months;

  •
  a prorated portion of his annual bonus for the year in which his termination occurs, if the board determines to award him a bonus for the year; and

  •
  if the termination occurs within the first twelve months of his employment, accelerated vesting of his outstanding equity awards that would have vested based solely upon the passage of time during the six-month period following his termination.

        If Dr. Brenner's employment is terminated without cause or due to Dr. Brenner's resignation for good reason within 12 months following a change in control of us, then subject to his executing a general release of claims, Dr. Brenner will be entitled to receive the severance benefits described in the first two bullet points above. In such case, Dr. Brenner will also be entitled to receive:

  •
  payment of a prorated portion of his target annual bonus for the year in which termination occurs; and

  •
  accelerated vesting of all outstanding equity awards.

        Mr. Harvey's agreement provides that if his employment is terminated without cause or he resigns with good reason, he will receive six months' salary in severance payments, payable in accordance with the payroll practice then in effect, and the continuation of health insurance at no cost to him for six months and all options which would have vested in the six months following such termination shall become immediately exercisable. If we are acquired, 50% of his then unvested options will become immediately vested and exercisable.

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2011. Prior to the Merger, we did not grant equity awards to our named executive officers. In connection with the Merger, we assumed all the options granted to our named executive officers by the Former Operating Company.

	Number of Securities Underlying Unexercised Options
				Option Exercise Price	Option Expiration Date
Name	Exercisable	Unexercisable
Michael S. Wyzga	0	1,530,000	(1)	$3.89	12/14/21
C. Richard Lyttle	108,332	0		$1.50	10/28/14
	91,845	0		$0.90	7/12/17
	202,672	0		$1.20	5/8/18
	86,376	0		$1.20	12/3/18
	17,372	260,575	(2)	$3.22	11/6/21
B. Nicholas Harvey	53,389	0		$0.90	7/12/17
	63,335	0		$1.20	5/8/18
	20,244	6,748	(3)	$1.20	12/3/18
	5,429	81,429	(2)	$3.22	11/6/21
Louis Brenner	0	351,400	(4)	$3.89	12/14/21
	0	62,700	(5)	$3.89	12/14/21
	0	37,600	(6)	$3.89	12/14/21
Louis O'Dea	22,642	0		$1.50	2/14/12
	41,547	0		$0.90	2/14/12
	70,935	0		$1.20	2/14/12
	22,675	0		$1.20	2/14/12
	6,081	0		$3.22	2/14/12

(1)
These stock options vest as to 25% of the underlying shares on December 5, 2012 and as to 6.25% of such shares on the first day of each calendar quarter thereafter.

(2)
These stock options vest in fifteen substantially equal installments on the first day of each calendar quarter beginning on January 1, 2012.

(3)
These stock options vest in four equal installments on the first day of each calendar quarter ending October 1, 2012.

(4)
These stock options vest as to 25% of the underlying shares on November 9, 2012 and as to 6.25% of such shares the first day of each calendar quarter thereafter.

(5)
These stock options vest, if at all, upon the date that the board of directors resolves that an NDA for our BA058 Injection product has been submitted to the FDA on or prior to a specified date.

(6)
These stock options vest, if at all, upon the date that the board of directors determines that certain enrollment targets are achieved on or prior to a specified date with respect to the Phase 3 study of our BA058 Injection product.

Director Compensation

        The following table summarizes the compensation for director services earned by our non-employee directors during 2011. No director who is also an employee receives additional compensation for providing director services. Historically, neither we nor the Former Operating Company has had any formal policy governing the compensation of directors, instead negotiating compensation for individual directors at the time they commence providing services. Mr. Graves and Mr. Auerbach each receive an annual cash retainer of $7,500 and $1,500 per board or committee meeting attended. None of our other directors receive cash compensation for providing director services to us.

        We have adopted a non-employee director compensation policy that will become effective upon the listing of our common stock on a national securities exchange. The policy provides for non-employee directors to receive an annual cash retainer of $25,000 plus one or more additional annual cash retainers ranging from $5,000 to $10,000 for service on a board committee, as well as grants of options to purchase 30,000 shares of our common stock upon their commencing service with us (vesting over a four-year period) and 10,000 shares of our common stock annually thereafter (vesting within one year of grant).

        During 2011, we did not grant equity-based awards as compensation to any of our non-employee directors other than Dr. Stoner and Mr. Graves, each of whom received an option to purchase shares of our common stock in November 2011 in recognition of commencing service on our board of directors. Dr. Stoner received an option to purchase up to 60,000 shares, and Mr. Graves received an option to purchase up to 256,666 shares. These options vest in twelve equal installments, with the first installment vesting on the grant date and the remaining installments vesting on the first day of each calendar quarter through July 1, 2014. The exercise price of these options is $3.22 per share, the fair value of our common stock on the date of grant as determined by our board of directors.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Alan H. Auerbach(2)	9,000	0	9,000
Jonathan J. Fleming(3)	0	0	0
Ansbert K. Gadicke, M.D.(4)	0	0	0
Kurt C. Graves(5)	12,500	457,504	470,004
Martin Münchbach, Ph.D.(6)	0	0	0
Elizabeth Stoner, M.D.(7)	0	106,949	106,949

(1)
Represents the aggregate grant date fair value of awards of stock options granted during the year computed in accordance with FASB ASC 718. For additional information, including information regarding the assumptions used when valuing the awards, refer to Note 2 to our financial statements included elsewhere in this report.

(2)
As of December 31, 2011, Mr. Auerbach held no stock awards and 256,666 options to purchase shares of our common stock.

(3)
As of December 31, 2011, Mr. Fleming did not hold any stock awards or option awards.

(4)
As of December 31, 2011, Dr. Gadicke did not hold any stock awards or option awards.

(5)
As of December 31, 2011, Mr. Graves held no stock awards and 256,666 options to purchase shares of our common stock.

(6)
As of December 31, 2011, Dr. Münchbach did not hold any stock awards or option awards.

(7)
As of December 31, 2011, Dr. Stoner held no stock awards and 60,000 options to purchase shares of our common stock.

2003 Long-Term Incentive Plan

        In the Merger, we assumed the Former Operating Company's 2003 Long Term Incentive Plan, or the 2003 Plan, and all options to acquire common stock of the Former Operating Company issued thereunder. The 2003 Plan is intended to assist us and our affiliates in attracting and retaining employees and consultants of outstanding ability and to promote the identification of their interests with those of our stockholders and our affiliates. Only incentive stock options, or ISOs, and non-statutory stock options have been granted under the 2003 Plan. As of December 31, 2011, we had 1,256,078 options issued and unexercised under the 2003 Plan, 1,017,519 of which were vested. In connection with the adoption and approval of the 2011 Equity Incentive Plan, we determined not to make any further awards under the 2003 Plan after November 7, 2011, which we refer to as the "suspension" of the 2003 Plan. No new awards may be granted under the 2003 Plan, but awards outstanding at the time of suspension remain outstanding in accordance with their terms. If an option or right expires or terminates for any reason (other than termination by virtue of the exercise of a related option or related right, as the case may be) without having been fully exercised, if shares of restricted stock are forfeited, or if shares covered by an incentive share award or performance award are not issued or are forfeited, the unissued or forfeited shares that had been subject to the award become available for the grant of additional awards under the 2011 Equity Incentive Plan.

        Administration.    The compensation committee of the board of directors administers the 2003 Plan. In the event that there is no compensation committee, the board of directors administers the plan. The committee or the board may delegate authority to administer the 2003 Plan to any other committee.

        Incentive Stock Options.    ISOs are intended to qualify as ISOs under Section 422 of the Internal Revenue Code and are granted pursuant to incentive stock option agreements. The plan administrator determines the exercise price for an ISO, which may not be less than 100% of the fair market value of the stock underlying the option determined on the date of grant. Notwithstanding the foregoing, incentive options granted to employees who own, or are deemed to own, more than 10% of our voting stock, must have an exercise price not less than 110% of the fair market value of the stock underlying the option determined on the date of grant.

        Nonstatutory Stock Options.    Nonstatutory stock options are granted pursuant to nonstatutory stock option agreements. The plan administrator determines the exercise price for a nonstatutory stock option.

        Vesting.    Options granted under the plan generally vest in 16 quarterly installments, each quarterly installment being equal in number of shares as possible (as determined by us in our reasonable discretion), with the first quarterly installment vesting one quarter after the date of the grant, and an additional quarterly installment vesting on the first day of each calendar quarter thereafter, until all of the shares subject to the option are fully vested and the option may be exercised as to 100% of the shares issuable upon exercise thereof.

        Changes to Capital Structure.    In the event of certain types of changes in our capital structure, such as a share split, the number of shares and exercise price or strike price, if applicable, of all outstanding awards will be appropriately adjusted.

        Dividends.    Any award under the 2003 Plan may confer upon the recipient the right to receive dividend payments or dividend equivalent payments with respect to the shares subject to the award. Such dividend payments may be paid currently or credited to an account in favor of the recipient. Such dividends may be settled in cash or shares, as determined by the plan administrator.

2011 Equity Incentive Plan

        We adopted a new equity incentive plan entitled the 2011 Equity Incentive Plan, or the 2011 Plan, on November 7, 2011, which our board of directors voted to amend on December 15, 2011 and January 31, 2012, and which has been approved by our stockholders. The 2011 Plan was adopted for the benefit of employees, consultants and our non-employee directors and our affiliates.

        The 2011 Plan provides for the grant of ISOs to employees, and for the grant of nonqualified stock options to purchase shares of common stock, restricted stock, restricted stock units, stock appreciation rights, stock grants, performance units and performance awards to employees, consultants and non-employee directors, for the purposes of encouraging their ownership of common stock and providing additional incentives to promote the success of our business through the grant of awards of or pertaining to the common stock. ISOs are intended to be "incentive stock options," as that term is defined in Section 422 of the Code.

        The Employee Retirement Income Security Act of 1974 does not govern the 2011 Plan. In addition, the 2011 Plan does not qualify under Section 401(a) of the Code.

  Securities Subject to the 2011 Plan

        Under the terms of the 2011 Plan, the aggregate number of shares of common stock that may be subject to options and other awards is equal to the sum of (1) 2,655,064 shares of common stock and (2) any shares underlying awards outstanding under the 2003 Plan as of November 7, 2011 that, on or after that date, are forfeited or lapse without the issuance of shares. The maximum number of shares of common stock that may be issued under the 2011 Plan, including ISOs, is 4,252,953. The shares of common stock covered by the 2011 Plan are authorized but unissued shares, treasury shares or common stock purchased on the open market. These figures do not include the increase of 750,000 shares of common stock that our board of directors approved on January 31, 2012.

        To the extent that an award terminates, expires or lapses for any reason or is settled in cash, any shares subject to the award (to the extent of such termination, expiration, lapse or cash settlement) may be used again for new grants under the 2011 Plan. Shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any award or the exercise price of an option may be used again for new grants under the 2011 Plan.

        The maximum number of shares of common stock that may be subject to one or more awards to a participant pursuant to the 2011 Plan during any calendar year is 1,250,000 and the maximum amount that may be paid to a participant in cash during any calendar year with respect to cash-based awards is $2,000,000. However, these limits will not apply to certain awards granted under the 2011 Plan until the earliest to occur of the first material modification of the 2011 Plan following the date the shares are listed on any securities exchange or designated on an interdealer quotation system, or the Public Trading Date, the issuance of all of the shares reserved for issuance under the 2011 Plan, the expiration of the 2011 Plan or the first meeting of our stockholders at which directors are to be elected that occurs after the close of the third calendar year following the calendar year in which the Public Trading Date occurs.

  Administration

        The 2011 Plan provides that the compensation committee of our board of directors, or the compensation committee, currently administers the 2011 Plan, although our board of directors may exercise any powers and responsibilities assigned to the compensation committee at any time.

        The compensation committee has the authority to administer and interpret the 2011 Plan, including the power to determine eligibility, the types and sizes of awards, the price, timing and other terms and conditions of awards and the acceleration or waiver of any vesting or forfeiture restriction.

The compensation committee may delegate to an executive officer or officers the authority to grant awards to non-officer employees and to consultants, in accordance with any guidelines as the compensation committee may determine.

  Eligibility

        Persons eligible to participate in the 2011 Plan include employees, consultants and our non-employee directors and our affiliates, as determined by the compensation committee. Only our employees and certain of our parent and subsidiary corporations are eligible to receive grants of options intended to qualify as ISOs.

  Stock Options

        The 2011 Plan authorizes the grant of stock options, including ISOs and nonqualified stock options. Under the 2011 Plan, the exercise price of ISOs granted pursuant to the 2011 Plan will not be less than the fair market value of the common stock on the date of grant, and the exercise price of nonqualified stock options granted pursuant to the 2011 Plan will be determined by the compensation committee. Stock options are subject to such vesting and exercisability conditions as are determined by the compensation committee and set forth in a written stock option agreement. In no event may an ISO have a term of more than ten years. ISOs granted to any person who owns, as of the date of grant, stock possessing more than 10% of the total combined voting power of all classes of our stock, however, are required to have an exercise price that is not less than 110% of the fair market value of the common stock on the date of grant and may not have a term of more than 5 years. The aggregate fair market value of the shares with respect to which options intended to be ISOs are exercisable for the first time by an employee in any calendar year may not exceed $100,000, or such other amount as the Code provides without being treated as a nonqualified stock option.

  Stock Appreciation Rights

        A stock appreciation right, or SAR, is the right to receive payment of an amount equal to the excess of the fair market value of a share of common stock on the date of exercise of the SAR over the grant price of the SAR. The grant price of each SAR granted under the 2011 Plan will be no less than the fair market value of a share of common stock on the date of grant of the SAR. The Compensation Committee is authorized to issue SARs in such amounts and on such terms and conditions as it may determine, consistent with the terms of the 2011 Plan.

  Restricted Stock

        Restricted stock is the grant of shares of common stock at a price, if any, determined by the compensation committee, which shares are nontransferable and may be subject to forfeiture until specified vesting conditions are met. Restricted stock will be evidenced by a written agreement. During the period of restriction, restricted stock is subject to restrictions and vesting requirements, as provided by the compensation committee. The restrictions may lapse in accordance with a schedule or other conditions determined by the compensation committee.

  Restricted Stock Units

        A restricted stock unit provides for the issuance of a share of common stock at a future date upon the satisfaction of specific conditions set forth in the applicable award agreement. The compensation committee will specify, or permit the restricted stock unit holder to elect, the conditions and dates upon which payments under the restricted stock units will made, which dates may not be earlier than the date as of which the restricted stock units vest and which conditions and dates will be subject to compliance with Section 409A of the Code. On the distribution dates, we will transfer to the participant one unrestricted, fully transferable share of the common stock (or the fair market value of one such share of common stock in cash) for each restricted stock unit scheduled to be paid out on such date and not previously forfeited.

  Performance Units

        Performance units represent the participant's right to receive an amount, based on the value of the common stock, if performance goals established by the compensation committee are achieved. The compensation committee will determine the applicable performance period, the performance goals and such other conditions that apply to the performance unit.

  Performance Awards

        A performance award is cash bonus award, stock bonus award, performance award or incentive award that is paid in cash, shares of common stock or a combination of both, as determined by the compensation committee. The compensation committee will determine the applicable performance period, the performance goals and such other conditions that apply to the performance award.

  Stock Grants

        A stock grant is a grant in the form of shares of common stock. The number or value of shares of any stock grant will be determined by the compensation committee.

  Qualified Performance-Based Awards

        Any award under the 2011 Plan, other than a stock grant, may be issued as a qualified performance-based award that is earned based on the attainment of performance criteria. The compensation committee may grant qualified performance-based awards to employees who are or may be "covered employees," as defined in Section 162(m) of the Code, that are intended to be performance-based compensation within the meaning of Section 162(m) of the Code in order to preserve the deductibility of these awards for federal income tax purposes. The qualified performance-based awards may be linked to any one or more of the performance criteria set forth in the 2011 Plan or other specific criteria determined by the compensation committee.

  Dividends, Dividend Equivalents

        The 2011 Plan authorizes the compensation committee to provide a participant with the right to receive dividends or dividend equivalents with respect to shares of common stock covered by an award granted under the 2011 Plan. Dividends and dividend equivalents may be settled in cash or shares of common stock, as determined by the compensation committee.

  Payment Methods

        The Compensation Committee determines the methods by which payments by any option granted under the 2011 Plan may be paid, including, without limitation, by:

  •
  cash or check;

  •
  placing a market sell order with a broker with respect to shares of common stock then-issuable upon exercise or vesting of an award, and directing the broker to pay a sufficient portion of the net proceeds of the sale to us in satisfaction of the aggregate payments required (provided that payment of such proceeds is then made to us upon settlement of such sale);

  •
  shares of common stock issuable pursuant to the award or previously held; or

  •
  such other legal consideration deemed acceptable by the compensation committee.

  Forfeiture of Unvested Awards; Leave of Absence

        Upon the termination of service of the holder of an option or stock appreciation right, unless otherwise provided by the compensation committee, the award generally will expire on a date not later than three months after the termination of service. Except as otherwise determined by the compensation committee, in the event that the employment or services of the holder of an award is terminated, the unvested portion of the award will generally be forfeited or may be subject to repurchase by us, and will cease to vest or become exercisable after the termination.

        The compensation committee may provide that an award will continue to vest for some or all of the period of a leave of absence, or that vesting of an award will be tolled during a leave of absence, consistent with applicable law.

  Transferability

        Generally, awards under the 2011 Plan may only be transferred by will or the laws of descent and distribution, unless and until such award has been exercised or the shares underlying such award have been issued and all restrictions applicable to such shares have lapsed. However, subject to certain terms and conditions, the compensation committee may permit a holder to transfer a nonqualified stock option or shares of restricted stock to any "family member" under applicable securities laws.

  Adjustments; Corporate Transactions

        In the event of a declaration of a stock dividend, stock split, reverse stock split, recapitalization, reclassification, reorganization or similar occurrence, the compensation committee will make appropriate adjustments to:

  •
  the number and kind of shares available for future grants;

  •
  the number and kind of shares covered by each outstanding award;

  •
  the grant or exercise price under each outstanding award; and

  •
  the repurchase right of each share of restricted stock.

        In the event that such a corporate action occurs that is not included in the list of actions covered in the immediately preceding sentence, the compensation committee may equitably adjust any outstanding awards under the 2011 Plan in such manner as it may deem equitable and appropriate.

        In the event of a merger or consolidation, the sale or exchange of all common stock, the sale, transfer or disposition of all or substantially all of our assets or our liquidation or dissolution, the compensation committee may take one or more of the following actions with respect to outstanding options and SARs:

  •
  provide for the assumption or substitution of the awards;

  •
  cancel the awards;

  •
  accelerate the awards in whole or in part;

  •
  cash out the awards;

  •
  convert the awards into the right to receive liquidation proceeds; or

  •
  any combination of the above.

        Upon our liquidation or dissolution, except as otherwise provided in an applicable award agreement, all forfeiture restrictions and/or performance goals with respect to an award will automatically be deemed terminated or satisfied, as applicable.

        In the event of a "change of control" (as defined in the 2011 Plan), our compensation committee will take any action it deems necessary or appropriate, including to accelerate an award in whole or in part. A SAR granted in tandem with a stock option that can only be exercised during limited periods following a change of control of us may entitle the holder to receive an amount based on the highest price paid or offered for the common stock in a transaction relating to the change of control or paid during the thirty-day period immediately preceding the change of control.

  Termination or Amendment

        Our board of directors may terminate, amend or modify the 2011 Plan at any time. However, stockholder approval of an amendment is required to increase the aggregate share limit, change the description of eligible participants or to the extent necessary to comply with applicable law.

        The term of the 2011 Plan will expire on, and no ISO may be granted pursuant to the 2011 Plan on or after, November 7, 2021.

  Tax Withholding

        We may require participants to discharge applicable withholding tax obligations with respect to any award granted to the participant. The plan administrator may in its discretion allow a holder to meet any such withholding tax obligations by electing to have us withhold shares of common stock otherwise issuable under any award (or allow the return of shares of common stock) having a fair market value equal to the sums required to be withheld.

Risk Assessment in Compensation Programs

        We have assessed our compensation programs and concluded that our compensation practices do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2011 by: (i) each person known by us to be the beneficial owner calculated in accordance with Rule 13d-3(d)(1) promulgated under the Exchange Act of more than five percent of the outstanding shares of common stock; (ii) each of our directors and executive officers; and (iii) all officers and directors as a group. Unless otherwise stated in the table or its footnotes, the person and entities listed below have the sole voting power and investment power with respect to the shares set forth next to one's name. Unless otherwise noted, the address of each stockholder below is c/o Radius Health, Inc., 201 Broadway, 6th Floor, Cambridge, MA 02139.

Name, (Title) and Address	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted common stock(1)(b)
Michael S. Wyzga (Chief Executive Officer, President and Director)	0			0%	0%
C. Richard Lyttle, Ph.D. (Chief Scientific Officer)	590,637	(2)	Common Stock	50.5%
			Converted Common Stock		2.7%
B. Nicholas Harvey (Senior Vice President, Chief Financial Officer,	179,513	(3)	Common Stock	22.6%
Treasurer, and Secretary)			Converted Common Stock		0.8%
Louis Brenner (Senior Vice President and Chief Medical Officer)	0			0%	0%
Gary Hattersley (Senior Vice President of Preclinical Development)	86,163	(4)	Common Stock	11.8%
			Converted Common Stock		0.4%
Dr. Ansbert K. Gadicke (Director)	8,397,070	(5)	Common Stock	92.9%
	384,261	(6)	Series A-1 Preferred Stock	40.9%
	402,155	(7)	Series A-2 Preferred Stock	40.9%
	53,331	(8)	Series A-3 Preferred Stock	37.5%
			Converted Common Stock		39.2%

Name, (Title) and Address	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted common stock(1)(b)
Alan H. Auerbach (Director)	106,943	(9)	Common Stock	14.2%
			Converted Common Stock		0.5%
Jonathan J. Fleming (Director)	1,364,834	(10)	Common Stock	68.4%
	109,718	(11)	Series A-2 Preferred Stock	11.2%
	25,233	(12)	Series A-3 Preferred Stock	17.7%
			Converted Common Stock		6.4%
Kurt C. Graves (Director)	42,780	(13)	Common Stock	6.2%
			Converted Common Stock		0.2%
Dr. Martin Münchbach (Director)	1,896,980	(14)	Common Stock	74.6%
	84,536	(15)	Series A-1 Preferred Stock	9.0%
	105,162	(16)	Series A-2 Preferred Stock	10.7%
			Converted Common Stock		8.9%
Dr. Elizabeth Stoner (Director)	10,000	(17)	Common Stock	1.5%
			Converted Common Stock		0.0%
Entities affiliated with MPM Capital 200 Clarendon St., 54th Fl.	8,397,070	(18)	Common Stock	92.9%
Boston, MA 02116	384,261	(19)	Series A-1 Preferred Stock	40.9%
	402,155	(20)	Series A-2 Preferred Stock	40.9%
	53,331	(21)	Series A-3 Preferred Stock	37.5%
			Converted Common Stock		39.2%

Name, (Title) and Address	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted common stock(1)(b)
The Wellcome Trust Limited as trustee of
The Wellcome Trust	2,868,910	(22)	Common	81.6%
215 Euston Road 2BE			Stock
London NW1	76,566	(23)	Series A-1	8.2%
England			Preferred Stock
	210,325		Series A-2 Preferred Stock	21.4%
			Converted Common Stock		13.4%
HealthCare Ventures VII, L.P. 55 Cambridge Parkway	2,292,053	(24)	Common Stock	80.3%
Suite 102	58,953	(25)	Series A-1	6.3%
Cambridge, MA 02142			Preferred Stock
	98,278		Series A-2 Preferred Stock	10.0%
	63,663		Series A-3 Preferred Stock	44.8%
			Converted Common Stock		10.7%
Entities affiliated with Saints Capital 475 Sansome Street	1,856,104	(26)	Common Stock	74.7%
Suite 1850	49,127	(27)	Series A-1	5.2%
San Francisco, CA 94111			Preferred Stock
	109,718	(28)	Series A-2 Preferred Stock	11.1%
	25,233	(29)	Series A-3 Preferred Stock	17.7%
			Converted Common Stock		8.7%
BB Biotech Ventures II, L.P.	1,896,980	(30)	Common	74.6%
Traflagar Court			Stock
Les Banques	84,536	(31)	Series A-1	9.0%
St. Peter Port			Preferred
Guernsey			Stock
Channel Islands	105,162		Series A-2	10.1%
GY1 3QL			Preferred Stock
			Converted Common Stock		8.9%

Name, (Title) and Address	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted common stock(1)(b)
Entities affiliated with Oxford Bioscience Partners 222 Berkley Street	1,364,834	(32)	Common Stock	68.4%
Suite 1650	109,718	(33)	Series A-2	11.2%
Boston, MA 02116			Preferred Stock
	25,233	(34)	Series A-3 Preferred Stock	17.7%
			Converted Common Stock		6.4%
Healthcare Private Equity Limited Partnership Edinburgh One	765,020	(35)	Common Stock	54.2%
Morrison Street	20,416		Series A-1	2.2%
Edinburgh EH3 8BE			Preferred
Stock			U.K.
	56,086		Series A-2 Preferred Stock	5.7%
			Converted Common Stock		3.6%
Brookside Capital Partners Fund, L.P. c/o Bain Capital, LLC	1,228,200	(36)	Common Stock	65.6%
John Hancock Tower	122,820		Series A-1	13.1%
200 Clarendon Street			Preferred
Boston, MA 02116			Stock
			Converted Common Stock		5.7%
Biotech Growth N.V. Asset Management BAB N.V.	1,228,200	(37)	Common Stock	65.6%
Ara Hill Top Building,	122,820		Series A-1	13.1%
Unit A-5			Preferred
Pletterijweg Oost 1			Stock
Curaçao, Dutch Caribbean			Converted Common Stock		5.7%
Ipsen Pharma SAS 65, quai Georges Gorse	173,260	(38)	Common Stock	21.2%
92100 Boulogne Billancourt	17,326		Series A-1	1.8%
France			Preferred Stock
			Converted Common Stock		0.8%
Stavros C. Manolagas 35 River Ridge Circle	91,040		Common Stock	14.1%
Little Rock, AR 72227			Converted Common Stock		0.4%

Name, (Title) and Address	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted common stock(1)(b)
Nordic Bioscience Herlev Hovedgade 207	64,430	(39)	Common Stock	9.1%
2730 Herlev	6,443		Series A-5	100%
Denmark			Preferred Stock
			Converted Common Stock		0.3%
Louis O'Dea 566 Main Street	193,087	(40)	Common Stock	23.9%
Hingham, MA 02043			Converted Common Stock		0.9%
Michael Rosenblatt 130 Lake Ave	43,915	(41)	Common Stock	6.8%
Newton, MA 02459			Converted Common Stock		0.2%
Patricia Rosenblatt 876 Beacon Street, Apt. No. 5	41,357		Common Stock	6.4%
Newton, MA 02459			Converted Common Stock		0.2%
John Katzenellenbogen Trust 704 West Pennsylvania Avenue	56,065	(42)	Common Stock	8.7%
Urbana, Illinois 61801			Converted Common Stock		0.3%
Chris Miller 11 Edgar Walker Court	63,853	(43)	Common Stock	9.4%
Hingham, MA 02043			Converted Common Stock		0.3%
John Thomas Potts, Jr. Massachusetts General Hospital	69,932	(44)	Common Stock	10.8%
149 13th Street, MC 1494005			Converted		0.3%
Charlestown, MA 02129-2000			Common Stock
All Officers and Directors as a group (11 individuals)	12,674,920		Common Stock	96.0%
			Converted Common Stock		56.8%

(1)
(a)   Because shares of preferred stock vote together with common stock on an as-converted basis the percentages of beneficial ownership reported in this column do not reflect the beneficial owner's voting percentage of our outstanding capital stock. See Note (1)(b). Because each of our stockholders is a party to certain agreements with our other stockholders, which agreements contain, among other things, certain voting agreements and limitations on the sale of their shares of common stock, each of our stockholders may be deemed to be a member of a "group," within the meaning of Section 13(d)(3) of the Exchange Act. The percentages of beneficial ownership presented in this column are calculated in accordance with Rule 13d-3(d)(1) promulgated under the Exchange Act, excluding in the case of each beneficial owner, the shares held by any other beneficial owner, as to which each beneficial owner disclaims beneficial ownership.

(1)
(b)   A more accurate reflection of each beneficial owner's voting percentage is their percentage of the preferred stock and the common stock voting together as a single class (the "Converted common stock"), assuming the conversion of all issued and outstanding shares of preferred stock. In order to provide accurate disclosure of the relevant beneficial ownership percentage of each beneficial owner included in this table we have set forth each such beneficial owner's ownership percentage (calculated in accordance with Rule 13d-3 of the Exchange Act) of the Converted common stock in this column. See Note (1)(a).

(2)
Includes 523,971 options to purchase our common stock anticipated to be exercisable within 60 days after December 31, 2011.

(3)
Includes 149,513 options to purchase our common stock anticipated to be exercisable within 60 days after December 31, 2011.

(4)
Consists of 86,163 options to purchase our common stock anticipated to be exercisable within 60 days after December 31, 2011.

(5)
Includes 82,220 shares of common stock issuable upon conversion of 8,222 shares of our series A-1 preferred stock, 121,940 shares of common stock issuable upon conversion of 12,194 shares of our series A-2 preferred stock, 29,850 shares of common stock issuable upon conversion of 2,985 shares of our series A-3 preferred stock issued to MPM BioVentures III, L.P. ("BV III"), in the Merger (as defined below), and 68,740 shares of common stock issuable upon conversion of 6,874 shares of our series A-1 preferred stock issued to BV III at subsequent closings of our series A-1 preferred stock financing; 1,222,900 shares of common stock issuable upon conversion of 122,290 shares of our series A-1 preferred stock, 1,813,640 shares of common stock issuable upon conversion of 181,364 shares of our series A-2 preferred stock, and 443,950 shares of common stock issuable upon conversion of 44,395 shares of our series A-3 preferred stock issued to MPM BioVentures III-QP, L.P. ("BV III QP"), in the Merger, and 1,022,380 shares of common stock issuable upon conversion of 102,238 shares of our series A-1 preferred stock issued to BV III QP at subsequent closings of our series A-1 preferred stock financing; 103,350 shares of common stock issuable upon conversion of 10,335 shares of our series A-1 preferred stock, 153,270 shares of common stock issuable upon conversion of 15,327 shares of our series A-2 preferred stock, and 37,520 shares of common stock issuable upon conversion of 3,752 shares of our series A-3 preferred stock issued to MPM BioVentures III GmbH & Co. Beteiligungs K.G. ("BV III KG"), in the Merger, and 86,400 shares of common stock issuable upon conversion of 8,640 shares of our series A-1 preferred stock issued to BV III KG at subsequent closings of our series A-1 preferred stock financing; 36,930 shares of common stock issuable upon conversion of 3,693 shares of our series A-1 preferred stock, 54,770 shares of common stock issuable upon conversion of 5,477 shares of our series A-2 preferred stock, and 13,400 shares of common stock issuable upon conversion of 1,340 shares of our series A-3 preferred stock issued to MPM BioVentures III Parallel Fund, L.P. ("BV III PF"), in the Merger, and 30,860 shares of common stock issuable upon conversion of 3,086, shares of our series A-1 preferred stock issued to BV III PF at subsequent closings of our series A-1 preferred stock financing; 23,680 shares of common stock issuable upon conversion of 2,368 shares of our series A-1 preferred stock, 35,110 shares of common stock issuable upon conversion of 3,511 shares of our series A-2 preferred stock, and 8,590 shares of common stock issuable upon conversion of 859 shares of our series A-3 preferred stock issued to MPM Asset Management Investors 2003 BVIII LLC ("AM LLC") in the Merger, and 19,780 shares of common stock issuable upon conversion of 1,978, shares of our series A-1 preferred stock issued to AM LLC at subsequent closings of our series A-1 preferred stock financing; 540,010 shares of common stock issuable upon conversion of 54,001 shares of our series A-1 preferred stock, and 1,842,420 shares of common stock issuable upon conversion of 184,242 shares of our series A-2 preferred stock issued to MPM Bio IV NVS Strategic Fund, L.P. ("MPM NVS") in the Merger, and 605,360 shares of common stock issuable upon conversion of 60,536, shares of our series A-1 preferred stock issued to MPM NVS at subsequent closings of our series A-1 preferred stock financing. MPM BioVentures III GP, L.P. ("BV III LP") and MPM BioVentures III LLC ("BV3LLC") are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. MPM BioVentures IV GP LLC ("BV IV GP") and MPM BioVentures IV LLC ("BV4LLC") are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members of BV3LLC share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27,

  2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(6)
Includes of 8,222 shares of our series A-1 preferred stock issued to BV III in the Merger, and 6,874 shares of our series A-1 preferred stock issued to BV III at subsequent closings of our series A-1 preferred stock financing; 122,290 shares of our series A-1 preferred stock issued to BV III QP in the Merger, and 102,238 shares of our series A-1 preferred stock issued to BV III QP at subsequent closings of our series A-1 preferred stock financing; 10,335 shares of our series A-1 preferred stock issued to BV III KG in the Merger, and 8,640 shares of our series A-1 preferred stock issued to BV III KG at subsequent closings of our series A-1 preferred stock financing; 3,693 shares of our series A-1 preferred stock issued to BV III PF in the Merger, and 3,086 shares of our series A-1 preferred stock issued to BV III PF at subsequent closings of our series A-1 preferred stock financing; 2,368 shares of our series A-1 preferred stock, issued to AM LLC in the Merger, and 1,978 shares of our series A-1 preferred stock issued to AM LLC at subsequent closings of our series A-1 preferred stock financing; and 54,001 shares of our series A-1 preferred stock issued to MPM NVS in the Merger, and 60,536 shares of our series A-1 preferred stock issued to MPM NVS at subsequent closings of our series A-1 preferred stock financing. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(7)
Includes 12,194 shares of our series A-2 preferred stock issued BV III in the Merger; 181,364 shares of our series A-2 preferred stock issued to BV III QP in the Merger, 15,327 shares of our series A-2 preferred stock issued BV III KG in the Merger; 5,477 shares of our series A-2 preferred stock issued to BV III PF in the Merger; 3,511 shares of our series A-2 preferred stock issued to AM LLC in the Merger; and 184,242 shares of our series A-2 preferred stock issued to MPM NVS in the Merger. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(8)
Includes 2,985 shares of our series A-3 preferred stock issued to BV III in the Merger; 44,395 shares of our series A-3 preferred stock issued BV III QP, in the Merger; 3,752 shares of our series A-3 preferred stock issued to BV III KG, in the Merger; 1,340 shares of our series A-3 preferred stock issued to BV III PF, in the Merger; and 859 shares of our series A-3 preferred stock issued to AM LLC in the Merger. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General

  Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(9)
Consists of 106,943 options to purchase our common stock anticipated to be exercisable within 60 days after December 31, 2011.

(10)
Includes 15,173 shares of common stock and 1,086,280 shares of common stock issuable upon conversion of 108,628 shares of our series A-2 preferred stock, 249,830 shares of common stock issuable upon conversion of 24,983 shares of our series A-3 preferred stock (the "OBP IV Shares") held directly by OBP IV—Holdings LLC ("OBP IV"); and 151 shares of common stock and 10,900 shares of common stock issuable upon conversion of 1,090 shares of our series A-2 preferred stock, 2,500 shares of common stock issuable upon conversion of 250 shares of our series A-3 preferred stock (the "mRNA II Shares") held directly by mRNA II—Holdings LLC ("mRNA II"). The OBP IV Shares and the mRNA II Shares are referred to herein as the "Oxford Shares." The OBP IV Shares are indirectly held by Oxford Bioscience Partners IV L.P. ("OBP LP"), a member of OBP IV. The mRNA II Shares are indirectly held by mRNA Fund II L.P. ("mRNA LP"), a member of mRNA II. The Oxford Shares are indirectly held by OBP Management IV L.P. ("OBP Management IV"), the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints Capital Granite, L.P. ("Saints LP"), a member of OBP IV and mRNA II; Saints Capital Granite, LLC ("Saints LLC"), the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC, share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Oxford Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(11)
Includes 108,628 shares of our series A-2 preferred stock held directly by OBP IV (the "OBP IV A-2 Shares") and 1,090 shares of our series A-2 preferred stock held directly by mRNA II (the "mRNA II A-2 Shares"). The OBP IV A-2 Shares are indirectly held by OBP LP, a member of OBP IV. The mRNA II A-2 Shares are indirectly held by mRNA LP, a member of mRNA II. The OBP IV A-2 Shares and the mRNA II A-2 Shares are referred to herein as the "Oxford A-2 Shares". The Oxford A-2 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC, share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-2 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(12)
Includes 24,983 shares of our series A-3 preferred stock held directly by OBP IV (the "OBP IV A-3 Shares") and 250 shares of our series A-3 preferred stock held directly by mRNA II (the mRNA II A-3 Shares"). The

  OBP IV A-3 Shares are indirectly held by OBP LP, a member of OBP IV. The mRNA II A-3 Shares are indirectly held by mRNA LP, a member of mRNA II. The OBP IV A-3 Shares and the mRNA II A-3 Shares are referred to herein as the "Oxford A-3 Shares". The Oxford A-3 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC, share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-3 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(13)
Consists of 42,780 options to purchase our common stock anticipated to be exercisable within 60 days after December 31, 2011.

(14)
Includes 435,960 shares of common stock issuable upon conversion of 43,596 shares of our series A-1 preferred stock (the "BBBV LP A-1 preferred stock"), and 1,051,620 shares of common stock issuable upon conversion of 105,162 shares of our series A-2 preferred stock (together with the BBBV LP A-1 preferred stock the "BBBV LP Shares") issued to BB Biotech Ventures II L.P. ("BBBV LP") in the Merger, and 409,400 shares issuable upon conversion of 40,940 shares of our series A-1 preferred stock issued to BBBV LP at subsequent closings of our series A-1 preferred stock financing. BB Biotech Ventures GP (Guernsey) Limited ("BBBV Limited") is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux, and Ben Morgan are the directors of BBBV Limited. Dr. Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited mentioned above. Jan Bootsma, Pascal Mahieux and Ben Morgan share all voting and investment power over the BBBV LP shares. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(15)
Includes 43,596 shares of our series A-1 preferred stock issued to BBBV LP in the Merger, and 40,940 shares of our series A-1 preferred stock issued to BBBV LP at subsequent closings of our series A-1 preferred stock financing. Voting and investment power with respect to these shares is shared by the general partners of this fund. BBBV Limited is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux and Ben Morgan are the directors of BBBV Limited. Dr. Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited mentioned above. Jan Bootsma, Pascal Mahieux and Ben Morgan share all voting and investment power over the BBBV LP shares. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(16)
Includes 105,162 shares of our series A-2 preferred stock issued to BBBV LP in the Merger. Voting and investment power with respect to these shares is shared by the general partners of this fund. BBBV Limited is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux and Ben Morgan are the directors of BBBV Limited. Dr. Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited mentioned above. Jan Bootsma, Pascal Mahieux and Ben Morgan share all voting and investment power over the BBBV LP shares. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(17)
Consists of 10,000 options to purchase our common stock anticipated to be exercisable within 60 days after December 31, 2011.

(18)
Includes 82,220 shares of common stock issuable upon conversion of 8,222 shares of our series A-1 preferred stock, 121,940 shares of common stock issuable upon conversion of 12,194 shares of our series A-2 preferred stock, 29,850 shares of common stock issuable upon conversion of 2,985 shares of our series A-3 preferred stock issued to MPM BioVentures III, L.P. ("BV III"), in the Merger, and 68,740 shares of common stock issuable upon conversion of 6,874 shares of our series A-1 preferred stock issued to BV III at subsequent closings of our series A-1 preferred stock financing; 1,222,900 shares of common stock issuable upon conversion of 122,290 shares of our series A-1 preferred stock, 1,813,640 shares of common stock issuable upon conversion of 181,364 shares of our series A-2 preferred stock, and 443,950 shares of common stock issuable upon conversion of 44,395 shares of our series A-3 preferred stock issued to MPM BioVentures III-QP, L.P. ("BV III QP"), in the Merger, and 1,022,380 shares of common stock issuable upon conversion of 102,238 shares of our series A-1 preferred stock issued to BV III QP at subsequent closings of our series A-1 preferred stock financing; 103,350 shares of common stock issuable upon conversion of 10,335 shares of our series A-1 preferred stock, 153,270 shares of common stock issuable upon conversion of 15,327 shares of our series A-2 preferred stock, and 37,520 shares of common stock issuable upon conversion of 3,752 shares of our series A-3 preferred stock issued to MPM BioVentures III GmbH & Co. Beteiligungs K.G. ("BV III KG"), in the Merger, and 86,400 shares of common stock issuable upon conversion of 8,640 shares of our series A-1 preferred stock issued to BV III KG at subsequent closings of our series A-1 preferred stock financing; 36,930 shares of common stock issuable upon conversion of 3,693 shares of our series A-1 preferred stock, 54,770 shares of common stock issuable upon conversion of 5,477 shares of our series A-2 preferred stock, and 13,400 shares of common stock issuable upon conversion of 1,340 shares of our series A-3 preferred stock issued to MPM BioVentures III Parallel Fund, L.P. ("BV III PF"), in the Merger, and 30,860 shares of common stock issuable upon conversion of 3,086, shares of our series A-1 preferred stock issued to BV III PF at subsequent closings of our series A-1 preferred stock financing; 23,680 shares of common stock issuable upon conversion of 2,368 shares of our series A-1 preferred stock, 35,110 shares of common stock issuable upon conversion of 3,511 shares of our series A-2 preferred stock, and 8,590 shares of common stock issuable upon conversion of 859 shares of our series A-3 preferred stock issued to MPM Asset Management Investors 2003 BVIII LLC ("AM LLC") in the Merger, and 19,780 shares of common stock issuable upon conversion of 1,978, shares of our series A-1 preferred stock issued to AM LLC at subsequent closings of our series A-1 preferred stock financing; 540,010 shares of common stock issuable upon conversion of 54,001 shares of our series A-1 preferred stock, and 1,842,420 shares of common stock issuable upon conversion of 184,242 shares of our series A-2 preferred stock issued to MPM Bio IV NVS Strategic Fund, L.P. ("MPM NVS") in the Merger, and 605,360 shares of common stock issuable upon conversion of 60,536, shares of our series A-1 preferred stock issued to MPM NVS at subsequent closings of our series A-1 preferred stock financing. All voting and investment power is shared with Dr. Gadicke and the other general partners of these funds. BV III LP and BV3LLC are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV IV LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members of BV3LLC share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each fund mentioned above disclaims beneficial ownership of all shares not held by it of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(19)
Includes of 8,222 shares of our series A-1 preferred stock issued to BV III in the Merger, and 6,874 shares of our series A-1 preferred stock issued to BV III at subsequent closings of our series A-1 preferred stock financing; 122,290 shares of our series A-1 preferred stock issued to BV III QP in the Merger, and 102,238 shares of our series A-1 preferred stock issued to BV III QP at subsequent closings of our series A-1 preferred stock financing; 10,335 shares of our series A-1 preferred stock issued to BV III KG in the Merger, and 8,640 shares of our series A-1 preferred stock issued to BV III KG at subsequent closings of our series A-1 preferred stock financing; 3,693 shares of our series A-1 preferred stock issued to BV III PF in the Merger, and 3,086 shares of our series A-1 preferred stock issued to BV III PF at subsequent closings of our series A-1 preferred stock financing; 2,368 shares of our series A-1 preferred stock, issued to AM LLC in the Merger, and 1,978 shares of our series A-1 preferred stock issued to AM LLC at subsequent closings of our series A-1 preferred stock financing; and 54,001 shares of our series A-1 preferred stock issued to MPM NVS in the Merger, and 60,536 shares of our series A-1 preferred stock issued to MPM NVS at subsequent closings of our series A-1 preferred stock financing. Voting and investment power is shared with Dr. Gadicke and the other general partners of these funds. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each fund mentioned above disclaims beneficial ownership of all shares not held by it of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(20)
Includes 12,194 shares of our series A-2 preferred stock issued to BV III in the Merger; 181,364 shares of our series A-2 preferred stock issued to BV III QP, in the Merger 15,327 shares of our series A-2 preferred stock issued to BV III KG in the Merger; 5,477 shares of our series A-2 preferred stock issued to BV III PF, in the Merger; 3,511 shares of our series A-2 preferred stock issued to AM LLC in the Merger; and 184,242 shares of our series A-2 preferred stock issued to MPM NVS in the Merger. All voting and investment power is shared with Dr. Gadicke and the other general partners of these funds. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each fund mentioned above disclaims beneficial ownership of all shares not held by it of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(21)
Includes 2,985 shares of our series A-3 preferred stock issued to BV III in the Merger; 44,395 shares of our series A-3 preferred stock issued to BV III QP in the Merger; 3,752 shares of our series A-3 preferred stock issued to BV III KG, in the Merger; 1,340 shares of our series A-3 preferred stock issued BV III PF, in the Merger; and 859 shares of our series A-3 preferred stock issued to AM LLC in the Merger. All voting and investment power is shared with Dr. Gadicke and the other general partners of these funds. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each fund mentioned above disclaims beneficial ownership of all shares not held by it of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(22)
Includes 255,220 shares of common stock issuable upon conversion of 25,522 shares of our series A-1 preferred stock, and 2,103,250 shares of common stock issuable upon conversion of 210,325 shares of our series A-2 preferred stock issued to The Wellcome Trust Limited as trustee of The Wellcome Trust in the Merger, and 510,440 shares of common stock issuable upon conversion of 51,044 shares of our series A-1 preferred stock issued to The Wellcome Trust Limited as trustee of The Wellcome Trust at subsequent closings of our series A-1 preferred stock financing. Responsibility for the activities of the Wellcome Trust lies with the Board of Governors of The Wellcome Trust Limited, which is comprised of William Castell, Kay Davies, Peter Davies, Christopher Fairburn, Richard Hynes, Anne Johnson, Roderick Kent, Eliza Manningham-Buller, Peter Rigby and Peter Smith. The Board of Governors share all voting and investment power with respect to the shares held by The Wellcome Trust Limited as trustee of the Wellcome Trust. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 23, 2011 by The Wellcome Trust Limited as trustee of The Wellcome Trust.

(23)
Responsibility for the activities of the Wellcome Trust lies with the Board of Governors of The Wellcome Trust Limited, which is comprised of William Castell, Kay Davies, Peter Davies, Christopher Fairburn, Richard Hynes, Anne Johnson, Roderick Kent, Eliza Manningham-Buller, Peter Rigby and Peter Smith. The Board of Governors share all voting and investment power with respect to the shares held by The Wellcome Trust Limited as trustee of the Wellcome Trust. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 23, 2011 by The Wellcome Trust Limited as trustee of The Wellcome Trust.

(24)
Includes 83,113 shares of common stock and 196,510 shares of common stock issuable upon conversion of 19,651 shares of our series A-1 preferred stock, 982,780 shares of common stock issuable upon conversion of 98,278 shares of our series A-2 preferred stock, 636,630 shares of common stock issuable upon conversion of 63,663 shares of our series A-3 preferred stock issued to HealthCare Ventures VII, L.P. ("HCVVII") in the Merger, and 393,020 shares of common stock issuable upon conversion of 39,302 shares of our series A-1 preferred stock issued to HCVVII at subsequent closings of our series A-1 preferred stock financing. HealthCare Partners VII, L.P. ("HCPVII") is the General Partner of HCVVII. The General Partners of HCPVII are James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor. The General Partners of HCPVII share all voting and investment power on behalf of HCPVII. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on January 3, 2012 by HCVVII, HCPVII, James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor.

(25)
HealthCare Partners VII, L.P. ("HCPVII") is the General Partner of HCVVII. The General Partners of HCPVII are James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor. The General Partners of HCPVII share all voting and investment power on behalf of HCPVII. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on January 3, 2012 by HCVVII, HCPVII, James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor.

(26)
Includes (i) 15,173 shares of common stock (the "OBP IV Common Shares") held directly by OBP IV; (ii) 1,822,520 shares of common stock (the "OBP IV Conversion Shares" and, together with the OBP IV Common Shares, the "OBP IV Saints Shares") issuable to OBP IV upon the conversion of 48,641 shares of our series A-1 preferred stock held directly by OBP IV, 108,628 shares of our series A-2 preferred stock held directly by OBP IV and 24,983 shares of our series A-3 preferred stock held directly by OBP IV; (iii) 151 shares of common stock (the "mRNA II Common Shares") held directly by mRNA II; (iv) 18,260 shares of common stock (the "mRNA II Conversion Shares" and, together with the mRNA II Common Shares, the "mRNA Saints II Shares") issuable to mRNA II upon the conversion of 486 shares of our series A-1 preferred stock held directly by mRNA II, 1,090 shares of our series A-2 preferred stock held directly by mRNA II and 250 shares of our series A-3 preferred stock held directly by mRNA II. The OBP IV Saints Shares and the mRNA Saints II Shares are referred to herein as the "Saints Shares." The Saints Shares are indirectly held by Saints LP, a member of OBP IV and Saints LLC, the sole general partner of Saints LP, and the individual managers of Saints LLC. The individual managers of Saints LLC are Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer. The individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Additionally, other than with respect to the common stock issuable upon the conversion of the 48,641 shares of our series A-1 preferred stock held directly by OBP IV and the 486 shares of our series A-1 preferred stock held directly by mRNA II, the Saints Shares are indirectly held by OBP LP, a member of OBP IV. The mRNA II Shares are indirectly held by mRNA LP, a member of mRNA II. The Saints Shares are indirectly held by (i) OBP Management IV, the sole general partner of each of OBP LP and mRNA LP and (ii) Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(27)
Includes 48,641 shares of our series A-1 preferred stock held directly by OBP IV (the "OBP IV A-1 Shares"), and 486 shares of our series A-1 preferred stock held directly by mRNA II (together with the OBP IV A-1 Shares, the "Saints A-1 Shares"). The Saints A-1 Shares are indirectly held by Saints LP, a member of OBP IV and mRNA II, Saints LLC, the sole general partner of Saints LP, and the individual managers of Saints LLC. The individual managers of Saints LLC are Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer. The individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each entity mentioned above and Messrs. Halsted, Quinlivan and Sawyer disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-1 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(28)
Includes 108,628 shares of our series A-2 preferred stock held directly by OBP IV (the "OBP IV A-2 Shares") and 1,090 shares of our series A-2 preferred stock held directly by mRNA II (together with the OBP IV A-2 Shares, the "Saints A-2 Shares"). The Saints A-2 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-2 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(29)
Includes 24,983 shares of our series A-3 preferred stock held directly by OBP IV (the "OBP IV A-3 Shares"); and 250 shares of our series A-3 preferred stock held directly by mRNA II (together with the OBP IV A-3 Shares, the "Saints A-3 Shares"). The Saints A-3 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-3 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(30)
Includes 435,960 shares of common stock issuable upon conversion of 43,596 shares of our series A-1 preferred stock (the "BBBV LP A-1 preferred stock"), and 1,051,620 shares of common stock issuable upon conversion of 105,162 shares of our series A-2 preferred stock (together with the BBBV LP A-1 preferred stock the "BBBV LP Shares") issued to BB Biotech Ventures II L.P. ("BBBV LP") in the Merger, and 409,400 shares of common stock issuable upon conversion of 40,940 shares of our series A-1 preferred stock issued to BBBV LP at subsequent closings of our series A-1 preferred stock financing. BB Biotech Ventures GP (Guernsey) Limited ("BBBV Limited") is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux, and Ben Morgan are the directors of BBB Limited and share all investment and voting power with respect to these shares. Additionally, Martin Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited, may be deemed to have voting and investment control over the shares held by BBBV LP given such advisory role. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(31)
BB Biotech Ventures GP (Guernsey) Limited ("BBBV Limited") is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux, and Ben Morgan are the directors of BBB Limited and share all investment and voting power with respect to these shares. Additionally, Martin Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited, may be deemed to have voting and investment control over the shares held by BBBV LP given such advisory role. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(32)
Includes the OBP IV Shares and the mRNA II Shares. The OBP IV Shares are indirectly held by OBP LP, a member of OBP IV. The mRNA II Shares are indirectly held by mRNA LP, a member of mRNA II. The Oxford Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the OBP IV Shares and mRNA Fund II Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(33)
Includes 108,628 shares of our series A-2 preferred stock held directly by OBP IV and 1,090 shares of our series A-2 preferred stock held directly by mRNA II. The Oxford A-2 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-2 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(34)
Includes 24,983 shares of our series A-3 preferred stock held directly by OBP IV and 250 shares of our series A-3 preferred stock held directly by mRNA II. The Oxford A-3 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, as the individual managers of Saints Capital Granite, LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-2 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(35)
Includes 204,160 shares of common stock issuable upon conversion of 20,416 shares of our series A-1 preferred stock, and 560,860 shares of common stock issuable upon conversion of 56,086 shares of our series A-2 preferred stock. Healthcare Private Equity Limited Partnership ("HPELP") is a limited partnership which has one general partner, Waverley Healthcare Private Equity Limited ("Waverley GP") and one limited partner, Scottish Widows plc. As general partner, Waverley GP has authority under the HPELP limited partnership agreement ("LPA") to conduct and manage the business of HPELP. Andrew November and Archie Struthers are the directors of Waverly GP and share all of the voting and investment power over the shares held by HPELP. The controlling shareholder of Waverley GP is SWIP Group Limited. The ultimate controlling entity of SWIP Group Limited is Lloyds Banking Group plc, a public listed company with many shareholders. The board of directors of Lloyds Banking Group plc consists of nine non-executive directors (Sir Winifried Bischoff, Lord Leitch, Anita Frew, Glen Moreno, David Roberts, T Timothy Ryan Jr., Martin Scicluna and Anthony Watson) and three executive directors (Antonito Horta-Osorio, G Truett Tate and Tim Tookey). The Chairman (Sir Winifried Bischoff) is responsible for leadership of the board. The Group Chief executive (Antonio Horto-Osorio) is responsible for the day to day management of the business of Lloyds Banking Group plc, in accordance with the strategy and long term objectives approved by the board. The nine non-executive directors and three executive directors of Lloyds Banking Group plc do not have any sole or shared voting or investment power with respect to the shares held by HPELP. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on January 27, 2012 by HPELP, Waverly GP, Scottish Windows plc and Lloyds Banking Group plc.

(36)
Includes 1,228,200 shares of common stock issuable upon conversion of 122,820 shares of our series A-1 preferred stock. Brookside Capital Investors, L.P. ("Brookside Investors") is the sole general partner of Brookside Capital Partners Fund, L.P. ("Partners Fund"). Brookside Capital Management, LLC is the sole general partner of Brookside Investors. The control persons of Brookside Capital Management are Executive Committee members: Dewey J. Awad, Domenic J. Ferrante, Matthew V. McPherron, William E. Pappendick IV and John M. Toussaint. The Executive Committee members share all voting and investment power on behalf of Brookside Capital Management, LLC. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on February 1, 2012 by Partners Fund.

(37)
Includes 1,228,200 shares of common stock issuable upon conversion of 122,820 shares of our series A-1 preferred stock. Biotech Growth N.V. ("Biotech Growth") is a wholly-owned subsidiary of BB Biotech AG ("BB Biotech"). The directors and executive officers of BB Biotech are Dr. Thomas D. Szucs, Chairman and Director; Dr. Clive Meanwell, Vice Chairman and Director; and Dr. Erich Hunziker, Director. The directors and executive officers of Biotech Growth are Dr. Thomas D. Szucs, Statutory Director; Deanna Chemaly, Statutory Director; and Hugo Jan van Neutegem, Statutory Director. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on January 3, 2012 by BB Biotech and Biotech Growth. The directors and executive officers of BB Biotech and Biotech Growth share all voting and investment power with respect to these shares.

(38)
Includes 173,260 shares of common stock issuable upon conversion of 17,326 shares of our series A-1 preferred stock. Ipsen Pharma SAS ("Ipsen Pharma") is a société par actions simplifiée organized under the laws of France and is a wholly-owned subsidiary of Ipsen S.A. ("Ipsen"), a société anonyme organized under the laws of France. Ipsen's majority shareholder is Mayroy, a société anonyme organized under the laws of Luxembourg. The directors and executive officers of Ipsen Pharma are Christophe Jean, Director; Claude Bertrand, Director; Etienne De Blois, Director; Philippe Robert-Gorsse, Director; Eric Drape, Director; Claire Giraut, Director; Jean Fabre, Director; Jean-Pierre Dubuc, Director; Didier Veron, Director; and Marc De Garidel, President. The directors of Ipsen are Marc De Garidel, Director and Chief Executive Officer; Anne Beaufour, Director; Henri Beaufour, Director; Hervé Couffin, Director; Antoine Flochel, Director; Gérard Hauser, Director; Pierre Martinet, Director; René Merkt, Director; Yves Rambaud, Director; Klaus-Peter Schwabe, Director and Christophe Vérot, Director. The executive officers of Ipsen are Claire Giraut, Etienne de Blois, Christophe Jean, Claude Bertrand, and Eric Drape. The directors of Mayroy are Anne Beaufour, Antoine Flochel, Beech Tree SA, Bee Master B.V. Holding BV, Henri Beaufour, Klaus Peter Schwabe, and Jean-Pierre Diehl. The directors and officers of Ipsen, Mayroy and Ipsen Pharma share all voting and investment powers with respect to these shares. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on June 23, 2011 by Ipsen Pharma and Ipsen.

(39)
Includes 64,430 shares of common stock issuable upon conversion of 6,443 shares of our series A-5 preferred stock held by Nordic Bioscience Clinical Development VII A/S ("Nordic VII"). Nordic VII beneficially owns 0.40% of the Fully-Diluted Shares. Nordic VII is a wholly-owned subsidiary of Nordic Bioscience Clinical Development A/S ("Nordic A/S"). Nordic A/S is wholly-owned subsidiary of Nordic Bioscience Holding A/S ("Nordic Holding"). Nordic Holding is majority owned by C.C. Consulting A/S ("C.C. Consulting"). Claus Chrstiansen, MD, and Bente Riis Chrstiansen each own 50% of C.C. Consulting and share all voting and investment power with respect to these shares. The entities and individuals mentioned above disclaim beneficial ownership of the share except to the extent of their pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on January 20, 2012 by Nordic VII.

(40)
Includes 163,880 options to purchase our common stock anticipated to be exercisable within 60 days after December 31, 2011.

(41)
Includes 852 options to purchase our common stock anticipated to be exercisable within 60 days after December 31, 2011.

(42)
Includes (i) 15,627 shares of common stock held by Mr. Katzenellenbogen and (ii) 40,438 shares of common stock held by the John A. Katzenellenbogen Trust Under Agreement Dated August 2, 1999 (the "Katzenellenbogen Trust"). Mr. Katzenellenbogen is the trustee of the Katzenellenbogen Trust. The Katzenellenbogen Trust may be deemed to beneficially own the shares held by Mr. Katzenellenbogen.

(43)
Includes 30,498 options to purchase our common stock anticipated to be exercisable within 60 days after December 31, 2011.

(44)
Includes (i) 699 options to purchase our common stock anticipated to be exercisable within 60 days after December 31, 2011, (ii) 49,641 shares of common stock held by Dr. Potts and (iii) 20,291 shares of common stock held by the Dr. John Potts, Jr and Susanne K. Potts Irrevocable Trust for Stephen K. Potts dated 6-15-05 (the "Potts Trust"). Dr. Potts is a trustee of the Potts Trust. Dr. Potts may be deemed to beneficially own the shares held by the Potts Trust.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Part II, Item 5, "Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

        Since January 1, 2011, we have engaged in the following transactions with our directors, executive officers and holders of more than five percent of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than five percent of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Reporting and Overhead

        From October 2010 until the closing of the Merger, the Former Operating Company funded our ongoing Exchange Act filing requirements and other costs associated with investigating and analyzing an acquisition. Management estimates such amounts to be de minimis. We have used the office space and equipment of MPM Asset Management LLC, our sole stockholder prior to the redemption completed in connection with the Merger, and those of the Former Operating Company from time to time, in all cases, at no cost to us.

Transactions with Former Operating Company Related Persons

        As described above, Dr. Lyttle, a former director and current Chief Scientific Officer, was the President and Chief Executive Officer of the Former Operating Company prior to the Merger, and each of Dr. Lyttle and Mr. Auerbach, Dr. Gadicke and Mr. Fleming, each current directors, served as directors of the Former Operating Company prior to the Merger. In addition, certain investment funds affiliated with MPM Asset Management LLC (our sole stockholder prior to the Merger), including MPM BioVentures III Fund, were investors in the Former Operating Company prior to the Merger. Dr. Gadicke, the Managing Director of MPM Capital was a control person of ours prior to the Merger and affiliated with major stockholders of the Former Operating Company prior to the Merger. The shares held by MPM Asset Management LLC were repurchased by us for an aggregate purchase price of $50,000 plus reimbursement of certain costs for prior audit and legal fees, SEC filing fees, taxes and postage in the aggregate amount of $110,725 contemporaneously with the closing of the Merger.

Series A-1 Preferred Stock Financing

        On May 11, 2011, certain accredited investors in a series A-1 convertible preferred stock financing entered into an irrevocable legally binding commitment to purchase $64.3 million of series A-1 preferred stock in three closings. The first closing occurred on May 17, 2011 and resulted in gross proceeds of approximately $21.4 million through the sale of 2,631,845 shares of the Former Operating Company's series A-1 preferred stock. Those shares were exchanged in the Merger for an aggregate of 263,177 shares of our series A-1 preferred stock. The second closing occurred on November 18, 2011 and we received gross proceeds of approximately $21.4 million through the sale of 263,178 shares of our series A-1 preferred stock. The third closing occurred on December 14, 2011 and we received gross proceeds of approximately $21.4 million through the sale of 263,180 shares of series A-1 preferred stock. Each share of our series A-1 preferred stock is convertible into 10 shares of our common stock.

        The following table sets forth the number of shares of our series A-1 preferred stock that we issued at the three closings:

Name(1)	Shares of series A-1 preferred stock
Entities affiliated with MPM Capital(2)	384,261
The Wellcome Trust	76,566
HealthCare Ventures VII	58,953
Entities affiliated with Saints Capital(3)	49,127
BB Biotech Ventures II	84,536
Scottish Widows (Healthcare Private Equity)	20,416
Raymond F. Schinazi	1,487
David E. Thompson Revocable Trust	588
H.Watt Gregory, III	397
The Richman Trust	195
Breining Family Trust	120
Brookside	122,820
Biotech Growth N.V.	122,820
Ipsen	17,326

Total	939,612

(1)
See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for more information about shares held by these entities.

(2)
Consists of 15,096 shares issued to MPM BioVentures III, L.P., 224,528 shares issued to MPM BioVentures III-QP, L.P., 18,975 shares issued to MPM BioVentures III GmbH & Co. Beteiligungs K.G., 6,779 shares issued to MPM BioVentures III Parallel Fund, L.P., 4,346 shares issued to MPM Asset Management Investors 2003 BVIII LLC and 114,537 shares issued to MPM Bio IV NVS Strategic Fund, L.P.

(3)
Consists of 48,641 shares issued to OBP IV—Holdings LLC and 486 mRNA II—Holdings LLC.

Series A-5 Preferred Stock Issuance

        Concurrently with the first closing of the series A-1 preferred stock financing, the Former Operating Company issued 64,430 shares of series A-5 Preferred Stock to Nordic for gross proceeds of approximately $0.5 million. These shares were exchanged in the Merger for 6,443 shares of our series A-5 convertible preferred stock.

Our Stockholders' Agreement

        The stockholders' agreement among us and our stockholders, which is filed as an exhibit to this report, provides our stockholders with certain resale, demand and piggback registration rights. The registration rights provisions of our stockholders' agreement also contains customary cross-indemnification provisions, pursuant to which we are obligated to indemnify the selling stockholders in the event of material misstatements or omissions in a registration statement attributable to us, and the selling stockholders are obligated to indemnify the us for material misstatements or omissions attributable to them.

Policies and Procedures for Related Party Transactions

        Our board of directors has adopted a written related person transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

        As provided by our audit committee charter, our audit committee will be responsible for reviewing and approving in advance any related party transaction.

Director Independence

        Our board of directors has determined that all of our directors, other than Mr. Wyzga, are independent directors, as defined by the applicable rules and regulations of the SEC. In making such determination, the board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that the board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

        There are no family relationships among any of our directors or executive officers.

        For additional information regarding our directors and their committee memberships see Part III, Item 10, "Directors, Executive Officers and Corporate Governance."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Ernst & Young LLP provided audit services to the Company consisting of the annual audit of the Company's 2011 consolidated financial statements contained in the Company's Annual Report on Form 10-K and reviews of the financial statements contained in the Company's Quarterly Reports on Form 10-Q for fiscal year 2011. The following table summarizes the fees of Ernst & Young LLP billed to the Company for the last two fiscal years.

	Fiscal Year		Fiscal
Fee Category	2011	% of Total	2010	% of Total
	(dollars in thousands)
Audit Fees(1)	$320	60.6%	$105	48.4%
Audit-Related Fees(2)	199	34.4%	103	47.5%
Tax Fees(3)	59	1.7%	9	4.1%
Total Fees	$578	100%	$217	100%

(1)
Audit fees consist of fees for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports on Form 10-Q during fiscal year 2011.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees". Audit-related fees reported in fiscal year 2011 relate to the review of registration statements on Form S-1 and Form S-8, and filings on Form 8-K.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the review of our U.S. tax returns, accounted for $9,000 and $9,000 of the total tax fees for fiscal year 2011 and 2010, respectively. Fiscal year 2011 tax fees also include approximately $50,000 of fees for tax advice and planning services.

        The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, Ernst & Young LLP. The policy requires that all services to be provided by Ernst & Young LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal 2011 and fiscal 2010.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    Financial Statements

        The following financial statements and supplementary data are included in Part II of Item 8 filed of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	84
Balance Sheets as of December 31, 2011 and 2010	85
Statements of Operations for the years ended December 31, 2011, 2010 and 2009	86
Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Deficit for the years ended December 31, 2011, 2010 and 2009	87
Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	89
Notes to Financial Statements	90

(b)    Financial Statement Schedules

        All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(c)    Exhibits

        The Exhibit Index follows the signature pages hereof and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIUS HEALTH, INC.
	By:	/s/ MICHAEL S. WYZGA Michael S. Wyzga President and Chief Executive Officer
Date: February 6, 2012

SIGNATURES AND POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL S. WYZGA Michael S. Wyzga	President, Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2012
/s/ B. NICHOLAS HARVEY B. Nicholas Harvey	Chief Financial Officer (Principal Accounting and Financial Officer)	February 6, 2012
/s/ ALAN H. AUERBACH Alan H. Auerbach	Director	February 6, 2012
/s/ JONATHAN J. FLEMING Jonathan J. Fleming	Director	February 6, 2012
/s/ ANSBERT K. GADICKE Ansbert K. Gadicke	Director	February 6, 2012
/s/ KURT C. GRAVES Kurt C. Graves	Director	February 6, 2012
/s/ MARTIN MÜNCHBACH Martin Münchbach	Director	February 6, 2012
/s/ ELIZABETH STONER Elizabeth Stoner	Director	February 6, 2012

EXHIBIT INDEX

Exhibit No.		Description
2.1	(9)	Agreement and Plan of Merger, dated April 25, 2011
3.1	(16)	Certificate of Incorporation, as amended
3.2	(7)	By-Laws, as amended
4.1	(13)	Amended and Restated Stockholders' Agreement, dated as of May 17, 2011, as amended, by and among the Company and the stockholders party thereto.
10.1	(8)(9)	Clinical Trial Services Agreement and Work Statement NB-1, dated March 29, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S
10.2	(13)	Clinical Trial Services Agreement Amendment No. 1 to Work Statement NB-1, effective as of December 9, 2011, by and between the Company and Nordic Bioscience Clinical Development VII A/S
10.3	(6)	Amended and Restated Stock Issuance Agreement, dated May 16, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S
10.4	(9)	Side Letter, dated March 29, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S
10.5	(8)(9)	License Agreement, dated September 27, 2005, by and between the Company, as successor to Nuvios, Inc., and SCRAS SAS, on behalf of itself and its Affiliates
10.6	(8)(9)	Pharmaceutical Development Agreement, dated January 2, 2006, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS
10.7	(8)(9)	Amendment No. 1 to Pharmaceutical Development Agreement, dated January 1, 2007, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS
10.8	(9)	License Agreement Amendment No. 1, dated September 12, 2007, by and between the Company, as successor to Radius Health, Inc., and SCRAS SAS
10.9	(8)(9)	Amendment No. 2 to Pharmaceutical Development Agreement, dated January 1, 2009, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS
10.10	(8)(9)	Amendment No. 3 to Pharmaceutical Development Agreement, dated June 16, 2010, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS
10.11	(8)(14)	Amendment No. 4 to Pharmaceutical Development Agreement, entered into as of December 15, 2011, by and between the Company and Beaufour Ipsen Industrie S.A.S.
10.12	(10)	License Agreement Amendment No. 2, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS
10.13	(10)	Series A-1 Convertible Preferred Stock Issuance Agreement, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS

Exhibit No.		Description
10.14	(9)	Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.
10.15	(8)(9)	Work Order No. 2, dated January 15, 2010, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.
10.16	(8)(9)	Amendment No. 3 to Work Order No.2, dated December 15, 2010, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.
10.17	(8)(15)	Work Order No. 4, dated December 23, 2011, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.
10.18	(8)(9)	Development and Clinical Supplies Agreement, dated June 19, 2009, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.
10.19	(8)(9)	Amendment No. 1, dated December 31, 2009, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.
10.20	(8)(9)	Amendment No. 2, dated September 16, 2010, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.
10.21	(8)(9)	Amendment No. 3, dated September 29, 2010, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.
10.22	(8)(9)	Change Order Form—Amendment No. 5, dated February 4, 2011, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.
10.23	(8)(9)	Amendment No. 4, dated March 2, 2011, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.
10.24	(8)(9)	Change Order Form #6, dated June 20, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.25	(8)(9)	Change Order Form #7, dated August 2, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.26	(8)(9)	Change Order Form #8, dated July 28, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.27	(8)(9)	Addendum to Change Order Form #8, dated August 16, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.28	(8)(9)	Change Order Form #9, dated August 12, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.29	(8)(9)	Change Order Form #10, dated October 3, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.30	(8)(9)	Laboratory Services and Confidentiality Agreement, dated March 31, 2004, by and between the Company, as successor to Nuvios, Inc., and Charles River Laboratories, Inc.

Exhibit No.		Description
10.31	(9)	First Amendment to Laboratory Services and Confidentiality Agreement, dated November 7, 2008, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories, Inc.
10.32	(8)(9)	Letter of Payment Authorization, dated November 20, 2010, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories Preclinical Services Montréal Inc.
10.33	(8)(9)	Letter of Payment Authorization, dated February 7, 2011, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories Preclinical Services Montréal Inc.
10.34	(8)(9)	License Agreement, dated June 29, 2006, by and between the Company, as successor to Radius Health, Inc., and Eisai Co., Ltd.
10.35	(10)	Series A-1 Purchase Agreement, dated April 25, 2011, by and among the Company, as successor to Radius Health, Inc., and the Investors listed therein, as amended
10.36	(17)	Amendment No. 1 to Series A-1 Convertible Preferred Stock Purchase Agreement, dated May 11, 2011
10.37	(1)	Redemption Agreement, by and between MPM Acquisition Corp. and MPM Asset Management LLC, dated April 25, 2011
10.38	(2)(3)	Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan, assumed in the Merger
10.39	(2)(3)	Radius Health, Inc. First Amendment to 2003 Long-Term Incentive Plan effective as of December 15, 2006, assumed in the Merger
10.40	(2)(3)	Radius Health, Inc. Second Amendment to 2003 Long-Term Incentive Plan effective as of March 28, 2008, assumed in the Merger
10.41	(2)(3)	Radius Health, Inc. Third Amendment to 2003 Long-Term Incentive Plan effective as of November 14, 2008, assumed in the Merger
10.42	(2)	Radius Health, Inc. 2003 Long-Term Incentive Plan Form of Stock Option Agreement
10.43	(2)(3)
Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 28, 2004, by and between the Company, as successor to Nuvios, Inc., and Richard Lyttle for Option No. 04-103
10.44	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 07-08
10.45	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 08-09
10.46	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 08-14
10.47	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated February 15, 2006, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 06-07

Exhibit No.		Description
10.48	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 07-07
10.49	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 08-05
10.50	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 08-10
10.51	(2)(3)
Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan Stock Option Agreement, dated December 16, 2003, by and between the Company, as successor to Nuvios, Inc., and Gary Hattersley for Option No. 03-001
10.52	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated February 15, 2006, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 06-02
10.53	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 07-06
10.54	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 08-08
10.55	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 08-13
10.56	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 07-09
10.57	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 08-06
10.58	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 08-11
10.59	(3)(10)	Radius Health, Inc. 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 12, 2010, by and between the Company and Alan Auerbach for Option No. 10-01
10.60	(3)(10)	Radius Health, Inc. 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 12, 2010, by and between the Company and Alan Auerbach for Option No. 10-02
10.61	(4)	Radius Health, Inc. 2011 Equity Incentive Plan
10.62	(4)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement
10.63	(4)	Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement, dated November 7, 2011, by and between the Company and Kurt C. Graves for Option No. 11-01

Exhibit No.		Description
10.64	(4)	Radius Health, Inc. 2011 Equity Incentive Plan Statutory Stock Option Agreement, dated November 7, 2011, by and between the Company and Kurt C. Graves for Option No. 11-02
10.65	(2)	Employment Letter Agreement, dated July 2, 2004, by and between the Company, as successor to Nuvios, Inc., and C. Richard Edmund Lyttle
10.66	(12)	Transition Agreement, dated December 1, 2011, by and between the Company and C. Richard Edmund Lyttle
10.67	(2)	Employment Letter Agreement, November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Gary Hattersley
10.68	(2)	Employment Letter Agreement, dated January 30, 2006, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea
10.69	(2)	Employment Letter Agreement, dated November 15, 2006, by and between the Company, as successor to Radius Health, Inc., and B. Nicholas Harvey
10.70	(12)	Letter Agreement, dated December 1, 2011, by and between the Company and Michael S. Wyzga
10.71	(18)	Employment Letter Agreement, dated November 9, 2011, by and between the Company and Louis Brenner
10.72	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Ansbert K. Gadicke
10.73	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and C. Richard Edmund Lyttle
10.74	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Martin Münchbach
10.75	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Jonathan Fleming
10.76	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Kurt Graves
10.77	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Elizabeth Stoner
10.78	(2)	Indemnification Agreement, dated October 12, 2010, by and between the Company, as successor to Radius Health, Inc., and Alan Auerbach
10.79	(18)	Indemnification Agreement, dated December 5, 2011, by and between the Company and Michael S. Wyzga
10.80	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Michael Rosenblatt, M.D.
10.81	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Christopher Mirabelli
10.82	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Augustine Lawlor
10.83	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Edward Mascioli, M.D.

Exhibit No.		Description
10.84	(7)	Consent to Sublease, dated January 14, 2011, by and among the Company, as successor to Radius Health, Inc., Sonos, Inc., and Broadway/Hampshire Associates Limited Partnership
10.85	(7)	Sublease, dated January 14, 2011, by and between the Company, as successor to Radius Health, Inc., and Sonos, Inc.
10.86	(2)	Amended and Restated Warrant to Purchase Common Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and SVB Financial Group
10.87	(2)(3)	Warrant to Purchase Series A-1 Convertible Preferred Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Leerink Swann LLC
10.88	(13)	Warrant to Purchase Series A-1 Convertible Preferred Stock issued by the Company to Leerink Swann LLC on November 18, 2011
10.89	(13)	Warrant to Purchase Series A-1 Convertible Preferred Stock issued by the Company to Leerink Swann LLC on December 14, 2011
10.90	(5)	Loan and Security Agreement, dated May 23, 2011, with General Electric Capital Corporation as agent and a lender, and Oxford Finance LLC as a lender
10.91	(5)	Promissory Note, dated May 23, 2011, issued by the Company to General Electric Capital Corporation in the principal amount of up to $12,500,000
10.92	(5)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $3,125,000
10.93	(5)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of up to $9,375,000
10.94	(11)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of up to $6,250,000
10.95	(5)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to GE Capital Equity Investments
10.96	(5)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to Oxford Finance LLC
10.97	(11)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated November 21, 2011, issued by the Company to GE Capital Equity Investments
10.98	(11)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated November 21, 2011, issued by the Company to Oxford Finance LLC
10.99	(7)	Lease by and between Broadway Hampshire Associates Limited Partnership and Radius Health, Inc. 201 Broadway Cambridge, Massachusetts, dated July 15, 2011
23.1	(18)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	(18)	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(18)	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
32.1	(18)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(18)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	(18)	XBRL Instance Document
101.SCH	(18)	XBRL Taxonomy Extension Schema Document
101.CAL	(18)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	(18)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(18)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	(18)	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Incorporated by reference to our Current Report on Form 8-K filed on April 29, 2011.

(2)
Incorporated by reference to our Current Report on Form 8-K filed on May 23, 2011.

(3)
Share numbers and per share prices are presented pre-Reverse Split completed by Radius Health, Inc. on May 17, 2011.

(4)
Incorporated by reference to our Registration Statement on Form S-1/A filed on November 7, 2011.

(5)
Incorporated by reference to our Current Report on Form 8-K filed on May 27, 2011.

(6)
Incorporated by reference to our Periodic Report on Form 10-Q/A filed on October 24, 2011.

(7)
Incorporated by reference to our Current Report on Form 8-K/A filed on September 30, 2011.

(8)
Confidential Treatment Granted. Redacted Portion Filed Separately with the Commission.

(9)
Incorporated by reference to our Current Report on Form 8-K/A filed on October 24, 2011.

(10)
Incorporated by reference to our Current Report on Form 8-K filed on November 7, 2011.

(11)
Incorporated by reference to our Current Report on Form 8-K filed on November 23, 2011.

(12)
Incorporated by reference to our Current Report on Form 8-K filed on December 5, 2011.

(13)
Incorporated by reference to our Current Report on Form 8-K filed on December 15, 2011.

(14)
Incorporated by reference to our Current Report on Form 8-K filed on December 21, 2011.

(15)
Incorporated by reference to our Current Report on Form 8-K filed on December 30, 2011.

(16)
Incorporated by reference to our Registration Statement on Form S-1/A filed on October 6, 2011.

(17)
Incorporated by reference to our Registration Statement on Form S-1 filed on June 23, 2011.

(18)
Filed herewith.