Form 10-Q
period 2012-03-31
Radius Health, Inc.
filed 2012-05-04
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 1, 2012: 853,411 shares

RADIUS HEALTH, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2012

ON FORM 10-Q

CURRENCY AND CONVERSIONS

In this report, references to “dollar” or “$” are to the legal currency of the United States, and references to “euro” or “€” are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of March 30, 2012, which was €1.00 = $1.3334. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

Trademarks appearing in this report are the property of their respective holders.

Item 1. Financial Statements—Unaudited

Radius Health, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$17,986	$25,128
Marketable securities	26,019	31,580
Prepaid expenses and other current assets	8,386	6,682
Total current assets	52,391	63,390
Property and equipment, net	96	167
Other assets	62	80
Total assets	$52,549	$63,637

Liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,003	$313
Accrued expenses	1,117	3,590
Current portion of note payable	3,470	2,880
Total current liabilities	5,590	6,783

Note payable, net of current portion and discount	7,913	8,886
Warrant liability	438	450
Other liabilities	13,752	10,470

Commitments and contingencies (Note 9)

Series A-1 Convertible Preferred Stock, $.0001 par value; 1,000,000 shares authorized, 939,612 issued and outstanding at December 31, 2011 and March 31, 2012	67,201	65,675

Series A-2 Convertible Preferred Stock, $.0001 par value; 983,213 shares authorized, 983,208 issued and outstanding at December 31, 2011 and March 31, 2012	81,576	79,979

Series A-3 Convertible Preferred Stock, $.0001 par value; 142,230 shares authorized, 142,227 issued and outstanding at December 31, 2011 and March 31, 2012	10,439	10,208

Series A-4 Convertible Preferred Stock, $.0001 par value; 4,000 shares authorized, 3,998 issued and outstanding at December 31, 2011 and March 31, 2012	271	271
Series A-5 Convertible Preferred Stock, $.0001 par value; 7,000 shares authorized, 6,443 issued and outstanding at December 31, 2011 and March 31, 2012	525	525
Series A-6 Convertible Preferred Stock, $.0001 par value; 800,000 shares authorized, no shares issued and outstanding at December 31, 2011 and March 31, 2012	—	—
Stockholders’ deficit:
Common stock, $.0001 par value; 34,859,964 shares authorized, 853,411 and 645,399 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in-capital	71	2,744
Accumulated other comprehensive loss	4	5
Accumulated deficit	(135,231)	(122,359)
Total stockholders’ deficit	(135,156)	(119,610)

Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ deficit	$52,549	$63,637

See accompanying notes.

Radius Health, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three-Month Period
	Ended March 31,
	2012	2011

Operating expenses:
Research and development	$9,867	$4,137
General and administrative	2,112	897
Restructuring	—	—

Loss from operations	(11,979)	(5,034)
Interest income	17	14
Other income	12	10
Other expense	(479)	—
Interest expense	(443)	—

Net loss	$(12,872)	$(5,010)
Earnings (loss) attributable to common stockholders - basic and diluted (Note 5)	$(16,226)	$(7,886)

Earnings (loss) per share (Note 5) — basic and diluted	$(20.92)	$(24.43)

Weighted average shares — basic and diluted	775,590	322,807

Comprehensive loss	$(12,873)	$(5,007)

See accompanying notes.

Radius Health, Inc.

Statement of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited, in thousands except share amounts)

															Additional Paid	Accumulated Other		Total
	Convertible Preferred Stock														In	Comprehensive	Accumulated	Stockholders’
	Series A-1		Series A-2		Series A-3		Series A-4		Series A-5		Series A-6		Common Stock		Capital	Income (Loss)	Deficit	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2011	939,612	$65,675	983,208	$79,979	142,227	$10,208	3,998	$271	6,443	$525	—	$—	645,399	$—	$2,744	$5	$(122,359)	$(119,610)
Net loss																	(12,872)	(12,872)
Unrealized gain from available-for-sale securities																(1)		(1)
Total comprehensive loss																		(12,873)
Accretion of dividends on preferred stock		1,526		1,597		231									(3,354)			(3,354)
Stock-based compensation expense															425			425
Stock options exercised													208,012		256			256
Balance at March 31, 2012	939,612	$67,201	983,208	$81,576	142,227	$10,439	3,998	$271	6,443	$525	0	$—	853,411	$—	$71	$4	$(135,231)	$(135,156)

See accompanying notes.

Radius Health, Inc.

Statements of Cash Flows

(Unaudited, in thousands)

	Three-Month Period
	Ended March 31,
	2012	2011

Operating activities
Net loss	$(12,872)	$(5,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	9
Stock-based compensation expense	425	43
Research and development expense to be settled in stock	2,578	—
Amortization of premium (accretion of discount) on marketable securities, net	41	22
Non-cash interest	92	—
Change in fair value of warrant liability and other liability	465	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,483)	(39)
Other long-term assets	18	16
Accounts payable	690	(420)
Accrued expenses	(2,473)	(1,075)

Net cash used in operating activities	(12,505)	(6,454)
Investing activities
Purchases of property and equipment	—	(4)
Proceeds from sale of equipment	56	—
Purchases of marketable securities	(1,730)	(899)
Maturities of marketable securities	7,250	7,000

Net cash provided by investing activities	5,576	6,097
Financing activities
Proceeds from the sale of common stock	—	—
Proceeds from the exercise of stock options	256	—
Net proceeds from the issuance of preferred stock	—	—
Proceeds on note payable, net	—	—
Deferred financing costs	—	—
Payments on note payable	(469)	—
Net cash provided by financing activities	(213)	—
Net increase in cash and cash equivalents	(7,142)	(357)

Cash and cash equivalents at beginning of period	25,128	10,582

Cash and cash equivalents at end of period	$17,986	$10,225

Supplemental disclosures
Cash paid for interest	$311	$—
Noncash financing activities
Accretion of dividends on preferred stock	$3,354	$2,876

See accompanying notes.

Radius Health, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Radius Health, Inc. (“Radius” or the “Company”), which was formerly known as MPM Acquisition Corp., is a biopharmaceutical company focused on acquiring and developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. The Company’s lead product candidate, currently in Phase 3 clinical development, is BA058 Injection, a daily subcutaneous injection of novel synthetic peptide analog of human parathyroid hormone-related protein (hPTHrP) for the treatment of osteoporosis. The BA058 Injection Phase 3 study began dosing patients in April 2011. The Company is also developing BA058 Microneedle Patch, a short wear time, transdermal form of BA058 delivered using a microneedle technology from 3M Drug Delivery Systems (3M), which has completed a Phase 1b clinical study. The Company also has two other product candidates, RAD1901, a selective estrogen receptor modulator, or SERM, in Phase 2 clinical development for the treatment of vasomotor symptoms (hot flashes) in women entering menopause, and RAD140, a selective androgen receptor modulator, or SARM, currently in preclinical development as a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis. As used throughout these financial statements, the terms “Radius,” “Company,” “we,” “us” and “our” refer to Radius Health, Inc. (f/k/a MPM Acquisition Corp.).

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

The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company’s product candidates, competition for its product candidates, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has an accumulated deficit of $135.2 million through March 31, 2012. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. The Company intends to obtain additional equity and/or debt financing in order to meet working capital requirements and to further develop its product candidates. The Company believes that its existing cash and cash equivalents and marketable securities are sufficient to finance its operations, including its obligations under the Nordic agreement described in Note 11, into the first quarter of 2013.

2. Basis of Presentation

The accompanying unaudited condensed financial statements and the related disclosures of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012. For further information, refer to the financial statements and footnotes included in the Company’s audited financial statements for the year ended December 31, 2011 included on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 6, 2012.

3. Summary of Significant Accounting Policies

The significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011 related to accrued clinical expenses, research and development expenses, stock-based compensation, accrued expenses and income taxes. There were no changes to significant accounting policies in the three months ended March 31, 2012.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU No. 2011-05”), which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company adopted ASU No. 2011-05 on January 1, 2012. Its adoption did not have a material impact on the Company’s financial statements or results of operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 82) —Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). The amendments in this update ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 on January 1, 2012. Its adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

4. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows:

	Three-Month Period Ended March 31,
(In thousands, except share and per share amounts)	2012	2011
Numerator:
Net loss	$(12,872)	$(5,010)
Accretion of preferred stock	(3,354)	(2,876)
Earnings (loss) attributable to common stockholders - basic and diluted	(16,226)	(7,886)

Denominator:
Weighted-average number of common shares used in earnings (loss) per share - basic and diluted	775,590	322,807

Earnings (loss) per share - basic and diluted	$(20.92)	$(24.43)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	Three-Month Period Ended March 31,
	2012	2011
Convertible preferred stock	4,196,849	11,808,290
Options to purchase common stock	3,817,046	1,461,865
Warrants	8,860	1,333

5. Marketable Securities

Available-for-sale marketable securities consist of the following:

	March 31, 2012
		Gross	Gross
	Carrying	Unrealized	Unrealized
(In thousands)	Value	Gains	Losses	Fair Value
Marketable securities:
Domestic corporate debt securities	8,707	2	(1)	8,708
Domestic corporate commercial paper	13,994	3	—	13,997
U.S. government securities	3,314	—	—	3,314
Total	$26,015	$5	$(1)	$26,019

	December 31, 2011
		Gross	Gross
	Carrying	Unrealized	Unrealized
(In thousands)	Value	Gains	Losses	Fair Value
Marketable securities:
Domestic corporate debt securities	10,260	—	(6)	10,254
Domestic corporate commercial paper	18,987	11	—	18,998
U.S. government securities	2,328	—	—	2,328
Total	$31,575	$11	$(6)	$31,580

The Company held 4 debt securities at March 31, 2012 that had been in an unrealized loss position for less than 12 months. The fair value on these securities was $4.2 million. The Company evaluated these securities for other-than-temporary impairments based on quantitative and qualitative factors. The Company considered the decline in market value for these 4 securities to be primarily attributable to current economic and market conditions.  It is not more likely than not that the Company will be required to sell these securities, and it does not intend to sell these securities before the recovery of their amortized cost bases. Based on the Company’s analysis, it does not consider these investments to be other-than-temporarily impaired as of March 31, 2012.

6. Fair Value Measurements

The Company has certain assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•                           Level 1—Quoted market prices in active markets for identical assets or liabilities. Assets utilizing Level 1 inputs include money market funds and bank deposits;

•                           Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets utilizing Level 2 inputs include U.S. government securities, including direct issuance bonds and corporate bonds; and

•                           Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
Domestic corporate debt securities		8,708		8,708
Domestic corporate commercial paper		13,997		13,997
U.S. government securities		3,314		3,314
Stock dividend asset			3,959	3,959
	$—	$26,019	$3,959	$29,978

	March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability			$438	$438
Other liability			13,752	13,752
	$—	$—	$14,190	$14,190

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities:
Domestic corporate debt securities	—	10,254	—	10,254
Domestic corporate commercial paper	—	18,998	—	18,998
U.S. government securities	—	2,328	—	2,328
Stock dividend asset	—	—	3,379	3,379
	$—	$31,580	$3,379	$34,959

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$450	$450
Other liability	—	—	10,470	10,470
	$—	$—	$10,920	$10,920

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

The stock dividend asset represents the prepaid balance of the accrued stock dividend (“other liability” or “stock liability”) to issue shares of Series A-6 preferred stock (‘‘Series A-6’’) to Nordic (Note 11) and the amount of research and development expense related to stock dividend amounts being recognized ratably over the estimated per patient treatment period. The fair value of the stock liability is based upon the fair value of the Series A-6 shares as determined using PWERM, which considers the value of preferred and common stock based upon analysis of the future values for equity assuming various future outcomes. Accordingly, share value is based upon the probability weighted present value of expected future net cash flows, considering each of the possible future events, discount rate as determined using the capital asset pricing model, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (i) when possible future outcomes can be predicted with reasonable certainty; and (ii) when there is a complex capital structure (i.e., several classes of preferred and common stock). The Company utilized the PWERM approach in its valuation based on the Company’s expectations regarding the time to becoming a listed, publicly-traded entity as well as the recent Series A-1 financing and the initiation of BA058 Injection Phase 3 study that resolved sufficient uncertainty regarding a discrete range of outcomes that could be identified and evaluated. As such, the valuation of the stock dividend asset was determined to be a Level 3 valuation.

The warrant liability represents the liability for the warrants issued to a placement agent and to the lenders in connection with the Company’s credit facility in the year ended December 31, 2011. The warrant liability is calculated using the Black-Scholes option pricing method. This method of valuation includes using inputs such as the fair value of the Company’s various classes of preferred stock, historical volatility, the term of the warrant and risk free interest rates. The fair value of the Company’s shares of common and preferred stock was estimated using PWERM, as described above. As such, the valuation of the warrant liability was determined to be a Level 3 liability.

The other liability represents the liability to issue shares of Series A-6 to Nordic Bioscience Clinical Development VII A/S (“Nordic”), for services rendered in connection with the Company’s Phase 3 clinical study of BA058 Injection (Note 11). The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of the Company’s Series A-6 at each reporting date. The estimated fair value of the Series A-6 is determined using PWERM, as described above. As such the valuation of the other liability was determined to be a Level 3 liability.

The Company’s Level 3 fair value measurements, related to its stock dividend asset, warrant liability and other liability, are measurements of the fair value of the Company’s preferred stock. The following table provides quantitative information about the fair value measurement of the Company’s preferred stock, including significant unobservable inputs:

Instrument	Valuation Technique	Unobservable Input	Estimate
Preferred Stock	PWERM

• Time to becoming a listed, publicly-traded entity (years)

• Probability of BA058 coming to market

• Discount rate

• Long-term revenue growth rate (1)

• Long-term pretax operating margin (2)

• Discount for lack of marketability

• 0.2 — 0.3 • 70% — 80% • 20.0% — 27.5% • 1.9% — 193.0% • 25% — 78% • 22% — 50%
	Market Comparable Companies	• Revenue multiple (3)	• 4.27 — 8.42

(1) Estimated long-term revenue growth rate has the above range and an average of approximately 35% over 16 revenue years.

(2) Estimated long-term pretax operating margin has the above range after achieving positive pretax operating margin and an average of approximately 71% for 16 years.

(3) Represents amounts used when the Company has determined that market participants would use such multiples when valuing the Company’s preferred stock.

As of March 31, 2012, the stock dividend asset, warrant liability and other liability have fair values of $4.0 million, $0.4 million and $13.8 million, respectively. Significant changes in the significant unobservable inputs used in the fair value measurement of the Company’s preferred stock in isolation would result in a significantly different fair value measurement of the stock dividend asset, warrant liability and other liability. Generally, a change in the assumption used for the probability of successful development is accompanied by a directionally similar change in the assumption used for the long-term revenue growth rate and long-term pretax operating margin and estimated fair value measurement of the Company’s preferred stock.

The following table provides a rollforward of the fair value of the asset, where fair value is determined by Level 3 inputs:

Assets:

(In thousands)
Balance at January 1, 2012	$3,379
Additions	353
Change in fair value	227
Balance at March 31, 2012	$3,959

The following table provides a rollforward of the fair value of the liabilities, where fair value is determined by Level 3 inputs:

Liabilities:

(In thousands)
Balance at January 1, 2012	$10,920
Additions	2,578
Change in fair value	692
Balance at March 31, 2012	$14,190

The fair value of the Company’s notes payable is determined using current applicable rates for similar instruments as of the balance sheet date.  The carrying value of the Company’s notes payable approximates fair value because the Company’s interest rate is near current market rates.  The Company’s notes payable are Level 3 liabilities within the fair value hierarchy.

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
(In thousands)	2012	2011

Research costs	$401	$2,276
Payroll and employee benefits	295	586
Professional fees	118	472
Vacation	79	79
Accrued interest on notes payable	224	177

Total accrued expenses	$1,117	$3,590

8. Convertible Preferred Stock

The rights, preferences, and privileges of the Series A-1 preferred stock (“Series A-1”), Series A-2 preferred stock (“Series A-2”), Series A-3 preferred stock (“Series A-3”), Series A-4 preferred stock (“Series A-4”), Series A-5 preferred stock (“Series A-5”) and Series A-6 are as follows:

Conversion

Each preferred stockholder has the right, at their option at any time, to convert any such shares of Preferred Stock into such number of fully paid shares of Common Stock as is determined by dividing the original purchase price of $81.42 by the conversion price (“Optional Conversion”). The conversion price of the Preferred Stock as of March 31, 2012 was $8.142 per share (the “Conversion Price”), which represents a conversion ratio of one share of Preferred Stock into ten shares of Common Stock.  Upon the Optional Conversion, the holder of the converted Preferred Stock is entitled to payment of all accrued, whether or not declared, but unpaid dividend in shares of the Common Stock of the Company at the then effective conversion price of shares of Preferred Stock.

In the event an investor does not timely and completely fulfill their future funding obligations as defined in the purchase agreement (i) the shares of Preferred Stock then held by the investor automatically convert into shares of the Company’s common stock at a rate of one share of common stock for every ten shares of Preferred Stock to be converted and (ii) the Company has the right to repurchase all of the shares of Common Stock issued upon conversion at a purchase price equal to the par value of the repurchased shares of Common Stock (“Subsequent Closing Adjustment”). Upon a Subsequent Closing Adjustment, the holder of the converted Preferred Stock is entitled to payment of any declared or accrued, but unpaid dividends in shares of the Common Stock of the Company.

Each share of Preferred Stock is automatically convertible into fully paid and non-assessable shares of Common Stock at the applicable Conversion Price then in effect upon (i) a vote of the holders of at least 70% of the outstanding shares of Series A-1, Series A-2 and Series A-3 to convert all shares of Preferred Stock or (ii) the Common Stock becoming listed for trading on a national stock exchange (“Special Mandatory Conversion”). Upon a Special Mandatory Conversion, all accrued, whether or not declared, but unpaid dividends shall be paid in cash or shares of Common Stock (calculated based on the then effective conversion price of the Series A-1) at the discretion of the Company’s Board of Directors.

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

Following payment in full of required dividends to the holders of Series A-1 and Series A-2, holders of Series A-3 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a quarterly basis commencing on the date of issuance of the shares of Series A-3. Holders of Series A-5 are entitled to receive the Series A-5 Accruing Dividend paid in shares of Series A-6 as described in Note 11.  Holders of shares of Series A-6 are entitled to receive dividends on shares of Series A-6, when and if declared by the Board of Directors at a rate to be determined by the Board of Directors.  Dividends are payable, as accrued, upon liquidation, event of sale and conversion to Common Stock as described above. The holders of shares of Series A-3, Series A-5 and Series A-6 are also entitled to dividends declared or paid on any shares of Common Stock.

Following payment in full of required dividends to the holders of Series A-1, Series A-2, Series A-3 and Series A-5, holders of Series A-4 are entitled to receive dividends on shares of Series A-4, when and if declared by the Board of Directors at a rate to be determined by the Board of Directors. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to Common Stock as described above. The holders of shares of Series A-4 are also entitled to dividends declared or paid on any shares of Common Stock.

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

The Company has accrued dividends of $3.5 million, $5.6 million and $0.8 million on Series A-1, Series A-2 and Series A-3, respectively, as of March 31, 2012.

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

In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series A-1 are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series A-1 shall consist of the original issuance price of $81.42, plus all accrued but unpaid dividends. After the distribution to the holders Series A-1, the holders of Series A-2 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid dividends. After the distribution to the holders Series A-1 and Series A-2, the holders of Series A-3, Series A-5 and Series A-6 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid or declared and unpaid dividends, as appropriate. After the distribution to the holders Series A-1, Series A-2, Series A-3, Series A-5 and Series A-6, the holders of Series A-4 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any declared and unpaid dividends. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-1, the assets will be distributed ratably among the holders of Series A-1 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-2, the assets will be distributed ratably among the holders of Series A-2 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-3, Series A-5 and Series A-6, the assets will be distributed ratably among the holders of Series A-3, Series A-5 and Series A-6 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-4, the assets will be distributed ratably among the holders of Series A-4 in proportion to their aggregate liquidation preference amounts. After all liquidation preference payments have been made to the holders of the Preferred Stock, the holders of the Preferred Stock shall participate in the distribution of the remaining assets with the holders of the Company’s Common Stock on an as-if converted basis.

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

9. Stock-based Compensation

A summary of stock option activity is as follows:

(In thousands, except for per share amounts)	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	3,950	$2.94
Granted	—	—
Exercised	(208)	1.23
Cancelled	(1)	1.20

Options outstanding at March 31, 2012	3,741	$3.04	8.75	$4,386

Options exercisable at March 31, 2012	950	$1.43	6.23	$2,640

Options vested or expected to vest at March 31, 2012	3,536	$3.04	8.75	$4,145

The total grant-date fair value of stock options that vested during the three-month period ended March 31, 2012 was approximately $140,000. The aggregate intrinsic value of options that vested during the three-month period ended March 31, 2012 was approximately $131,000.

As of March 31, 2012, there was approximately $4.7 million of total unrecognized compensation expense related to unvested employee share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3.7 years, respectively.

10. License Agreements

On September 27, 2005, the Company entered into a license agreement (the “Ipsen Agreement”), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, “Ipsen”). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. With respect to France, if Ipsen exercises its co-marketing and co-promotion rights, then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay Radius a mid-single digit royalty on Ipsen’s allocable portion of aggregate revenue from the sale of products by both parties in France. BA058 (the Company’s bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and pro-promotion rights retained by Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $250,000 to Ipsen, which was expensed during 2005.

The Ipsen Agreement provides for further payments in the range of €10.0 million to €36.0 million ($13.3 million to $48.0 million) to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or its sublicensees on a country-by-country basis until the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof, whichever is longer.

If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if the Company or its sublicensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, it will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the last to expire of its patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country, whichever is longer. In connection with the Ipsen Agreement, the Company recorded approximately $295,000 and $126,000 in research and developments costs in the three-month periods ended March 31, 2012 and 2011, respectively. The costs were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

11. Research Agreements

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

In December 2011, the Company entered into an amendment to the Work Statement, or the Nordic Amendment. Pursuant to the original terms of the Work Statement, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the Nordic Amendment provide for two additional countries (the United States and India) in which the study will be conducted, specify a certain number of sites within each such additional country for the conduct of the study, and amend various terms and provisions of the Work Statement to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by the Company to Nordic under the Nordic Amendment in connection with the conduct of the study in such additional countries are denominated in both euros and U.S. dollars and total up to both €717,700 ($956,981) and $289,663 for the 15 additional study sites in India contemplated by the Nordic Amendment and up to both €1.2 million ($1.6 million) and $143,369 for the five additional study sites in the United States contemplated by the Nordic Amendment.

Pursuant to the Work Statement, the Company is required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement, as amended on December 9, 2011, provides for a total of approximately €35.8 million ($47.8 million) of euro-denominated payments and a total of approximately $5.3 million of U.S. dollar-denominated payments over the course of the Clinical Study.

Pursuant to the Stock Issuance Agreement, as amended, Nordic agreed to purchase the equivalent of €371,864 of Series A-5 Preferred Stock at $8.142 per share, and the Company sold 64,430 shares of Series A-5 to Nordic on May 17, 2011 for proceeds of $525,154 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of Series A-5.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6, or shares of common stock if the Company’s preferred stock has been automatically converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36.8 million ($49.1 million), or the Series A-5 Accruing Dividend. This right to receive the Series A-5 Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company’s amended Certificate of Incorporation.

The Series A-5 Accruing Dividend is determined based upon the estimated period that will be required to complete the Clinical Study. On the last Business Day of each calendar quarter (each, an “Accrual Date”), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 to Nordic that is referred to as the Applicable Quarterly Amount and is equal to (A) €36.8 million ($49.1 million) minus the aggregate value of any prior Series A-5 Accruing Dividend accrued divided by (B) the number of calendar quarters it will take to complete the Clinical Study. To calculate the aggregate number of shares of Series A-6 due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million ($49.1 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. The Company then calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (i) the fair market value as of the applicable Accrual Date and (ii) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company’s board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. During the three months ended March 31, 2012, additional information became available that required the Company to update the estimated period it will take to complete the Clinical Study, which is part of the calculation of the Applicable Quarterly Amount, as described above.  The estimated period that it will take to complete the Clinical Study was updated from a total of 11 calendar quarters as of December 31, 2011 to a total of 13 calendar quarters as of March 31, 2012.  Such change in the number of calendar quarters it will take to complete the Clinical Study resulted in a lower number of shares due to Nordic at the end of the quarter ended March 31, 2012 and will result in a lower number of shares due to Nordic at the end of future quarters through the end of the Clinical Study and does not impact the Statement of Operations.  As of March 31, 2012, 206,176 shares of Series A-6 are due to Nordic, or after the automatic conversion into common stock of the Company’s convertible preferred stock, 2,061,760 shares of common stock.

Prior to the issuance of shares of Series A-6 to Nordic, the liability to issue shares of Series A-6 will be accounted for as a liability in the Company’s Balance Sheet. As of March 31, 2012, the fair value of the liability was $13.8 million based upon the fair value of the Series A-6 as determined using PWERM (Note 6). Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the Statement of Operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement ratably over the estimated per patient treatment period beginning upon enrollment in the Clinical Study, or a twenty-month period. The Company recorded $4.9 million of research and development expense in the three-month period ended March 31, 2012 for per patient costs incurred for patients that had enrolled in the Clinical Study as of March 31, 2012.  As of March 31, 2012, in addition to the $13.8 million liability that is reflected in other liabilities on the Balance Sheet that will be settled in shares of Series A-6 Preferred Stock or common stock, as noted above, the Company has an asset resulting from payments to Nordic of approximately $5.6 million that is included in prepaid expenses on the Balance Sheet.

The Company is also responsible for certain pass through costs in connection with the Clinical Study.  Pass through costs are expensed as incurred or upon delivery. The Company recognized $1.3 million of research and development expense for pass through costs in the three-month period ended March 31, 2012.

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, our ability to attract and retain customers, our development activities and those factors we discuss in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 6, 2012 under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risk factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.

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

Overview

We are a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. We have three product candidates in development, the most advanced of which is BA058. We have begun dosing subjects in a pivotal Phase 3 clinical study of BA058 Injection for the prevention of fractures in women suffering from osteoporosis. We are also developing BA058 Microneedle Patch, a short wear time, transdermal form of BA058 that is based on a microneedle technology from 3M Drug Delivery Systems, or 3M, which has completed a Phase 1b clinical study. We believe that BA058 Microneedle Patch may eliminate the need for injections and lead to better treatment compliance for patients. Our second clinical-stage product candidate is RAD1901, which has completed an initial Phase 2a clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. Our third product candidate, RAD140, is in preclinical development and is a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis.

BA058 is a novel synthetic peptide analog of hPTHrP we are developing as a bone anabolic treatment for osteoporosis. hPTHrP is a critical cytokine for the regulation of bone formation, able to rebuild bone with low associated risk of inducing hypercalcemia as a side effect. In August 2009, we announced positive Phase 2 data that showed BA058 Injection produced faster and greater bone mineral density, or BMD, increases at the spine and the hip after six months and 12 months of treatment than did Forteo, which was a comparator in our study. Key findings were that the highest dose of BA058 tested of 80 µg increased mean lumbar spine BMD at six months and 12 months by 6.7% and 12.9% compared to the increases seen with Forteo trial arms of 5.5% and 8.6%, respectively. BA058 also produced increases in mean femoral neck BMD at the hip at six months and 12 months of 3.1% and 4.1% compared to increases for Forteo of 1.1% and 2.2%, respectively. We believe there is a strong correlation between an increased level of BMD and a reduction in the risk of fracture for patients with osteoporosis. BA058 was generally safe and well tolerated in this study, with adverse events similar between BA058, placebo and Forteo groups. In addition, the occurrence of hypercalcemia as a side effect for the 80 µg dose of BA058 was half that seen with Forteo. In April 2011, we began the dosing of subjects in a pivotal Phase 3 clinical study managed by Nordic Bioscience Clinical Development VII A/S, or Nordic, and expect to report top-line data from this study in the first half of 2014. We designed this Phase 3 study to enroll a total of 2,400 patients to be randomized equally to receive daily doses of one of the following: 80 micrograms (µg) of BA058, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. The study is powered to show that BA058 is superior to placebo for prevention of vertebral fracture. The study is also powered to show that BA058 is superior to Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient’s blood is above normal.

On February 15, 2012, we received a letter from the U.S. Food and Drug Administration, or the FDA, stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis. Our ongoing BA058 Injection pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. The FDA’s letter solicited a meeting to review the status of our Phase 3 clinical study and discuss options for fulfilling the FDA’s new request for 24-month fracture data in the context of the ongoing Phase 3 study. We subsequently met with the FDA on March 21, 2012 to discuss satisfying the 24-month data request while preserving the current 18-month primary endpoint. On April 12, 2012, the FDA issued final meeting minutes stating that continued use of the 18-month primary endpoint will be acceptable, provided that our New Drug Application, or NDA, includes the 24-month fracture data derived from a 6-month extension to our Phase 3 study. We intend to include the 24-month fracture data in our NDA submission, as requested by the FDA.

Our efforts and resources are focused primarily on developing BA058 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any revenue from product sales unless and until we receive approval for BA058 Injection from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen delays during the course of developing BA058, we do not expect to complete development and file the NDA submission for BA058 Injection until approximately mid-2015 and/or BA058 Microneedle Patch until approximately mid-2017. Accordingly, our success depends not only on the safety and efficacy of BA058, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval. Our ability to raise this additional financing will depend on our ability to execute on the BA058 development plan, complete patient enrollment in clinical studies in a timely fashion, manage and coordinate on a cost-effective basis all the required components of the NDA submission for BA058 Injection and scale-up BA058 Injection and BA058 Microneedle Patch manufacturing capacity, as well as overall capital market conditions for companies with limited operating histories.

In addition, we currently have no sales, marketing or distribution capabilities and thus our ability to market BA058 will depend in part on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators’ strategic interest in the products under development and such collaborators’ ability to successfully market and sell any such products. Our ability to secure collaborators for BA058 will depend on the strength of our clinical data. However, we believe that there are certain favorable trends that will interest third parties to collaborate on BA058, including increasing prevalence of osteoporosis due to an increase in the elderly population in most developed countries, increased availability and reimbursement of diagnostic facilities, growing physician and patient awareness regarding the importance of treating osteoporosis, and concerns regarding the long-term safety profiles of the bisphosphonates prompting physicians to be interested in new therapies for osteoporosis. We are also evaluating strategic alternatives with respect to collaborating with third parties for the future development of RAD1901 and RAD140. Our ability to further develop these product candidates will be dependent upon the outcome of our collaboration strategy.

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

The following table sets forth our research and development expenses related to BA058 Injection, BA058 Microneedle Patch, RAD1901 and RAD140 for the three-month periods ended March 31, 2012 and 2011. No research and development expenses in relation to our product candidates are currently borne by third parties. We began tracking program expenses for BA058 Injection in 2005, and program expenses from inception to March 31, 2012 were approximately $61.0 million. We began tracking program expenses for BA058 Microneedle Patch in 2007, and program expenses from inception to March 31, 2012 were approximately $13.0 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to March 31, 2012 were approximately $15.4 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to March 31, 2012 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

	Three Months Ended March 31,
(In thousands)	2012	2011

BA058 Injection	$7,674	$2,977
BA058 Microneedle Patch	1,146	575
RAD1901	—	—
RAD140	18	20

The majority of our external costs are spent on BA058, as costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline. In April 2011, we began the dosing of patients in a pivotal Phase 3 clinical study of BA058 Injection for the treatment of osteoporosis. In addition, in December 2010, we initiated a Phase 1b clinical study for BA058 Microneedle Patch that was completed in December 2011. We expect that future development costs related to BA058 Injection and BA058 Microneedle Patch programs will increase significantly through possible marketing approval in the United States for BA058 Injection in mid-2016 and for BA058 Microneedle Patch in mid-2018. For BA058 Injection, we estimate that future development costs may exceed $127.0 million including $96.0 million for clinical costs, $17.0 million for license and milestone payments and NDA filing fees, $8 million for preclinical costs and $6.0 million for manufacturing costs. For BA058 Microneedle Patch, we estimate that future development costs may exceed $44 million, including $28.0 million for clinical costs, $12.0 million for manufacturing costs, $4.0 million for preclinical costs and NDA filing fees. We expect to finance these future development costs of BA058 with our existing cash and cash equivalents and marketable securities and future offerings of our common stock or preferred stock. Pursuant to our existing credit facility, we have additional borrowing capacity of $12.5 million; however, we do not currently anticipate that we will draw on this additional term loan.  In addition, our current strategy is to collaborate with third parties for the further development and commercialization of RAD1901 and RAD140. Therefore, we do not expect that we will incur substantial future costs for these programs because we expect these costs to be borne by third parties. Our ability to further develop these product candidates will be dependent upon our ability to secure third-party collaborators, and it is not possible to project the future development costs for RAD1901 and RAD140 or possible marketing approval timeline at this time.

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

• the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval; or

• the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers.

In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis, and our ongoing BA058 Injection pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the agency, the FDA stated that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension to our Phase 3 clinical study, but we cannot guarantee the FDA will not change this approval policy again, or adopt other approval policies or regulations that adversely affect an NDA that we may submit.

We are unable to determine the duration and costs to be incurred by us to continue development of RAD1901 and RAD140 until such time as we are able to secure a third party to collaborate on the further development and commercialization of these product candidates. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, progress on securing third-party collaborators, as well as ongoing assessments of such product candidate’s commercial potential and our ability to fund such product development. If we are unable to continue to fund the development of RAD1901 and/or RAD140 and are unable to secure third-party collaborators for these product candidates, our business will be adversely affected and we will depend solely on the successful development, regulatory approval and commercialization of BA058 Injection and BA058 Microneedle Patch.

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

Interest expense reflects interest due under our current credit facility, which we entered into on May 23, 2011 and pursuant to which we borrowed an aggregate of $12.5 million during the year ended December 31, 2011.

Other Income and Other Expense

Other expense primarily reflects changes in the fair value of the Series A-6 preferred stock liability from the date of the initial accrual to the reporting date as discussed in Note 11 to our financial statements for the three months ended March 31, 2012.

Accretion of Preferred Stock

Accretion of preferred stock reflects the periodic accretions of issuance costs, dividends and the investor rights/obligations on the Series B and C redeemable convertible preferred stock of MPM Acquisition Corp., or the Former Operating Company, and accretion of dividends on the Former Operating Company’s Series A-1, A-2 and A-3 convertible preferred stock.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011 related to accrued clinical expenses, research and development expenses, stock-based compensation, fair value measurements, accrued expenses and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 6, 2012.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements. The discussion under “Results of Operations” discusses results for the three months ended March 31, 2012 in comparison with the three months ended March 31, 2011. The results for the three months ended March 31, 2011 are the results of the Former

Operating Company. The results for the three months ended March 31, 2012 are post-Merger results.

	Three Months
	Ended March 31st,
	2012	2011
	(In thousands)
Operating expenses:
Research and development	$9,867	$4,137
General and administrative	2,112	897
Restructuring	—	—
Loss from operations	(11,979)	(5,034)
Interest income	17	14
Other income (expense)	(467)	10
Interest income (expense)	(443)	—
Net loss	$(12,872)	$(5,010)

Three Months Ended March 31, 2012 and 2011

	Three Months
	Ended March 31,		Change
	2012	2011	$	%
	(In thousands)
Operating expenses:
Research and development	$9,867	$4,137	5,730	139%
General and administrative	2,112	897	1,215	135%

Research and development expenses: For the three months ended March 31, 2012, research and development expense was $9.9 million compared to $4.1 million for the three months ended March 31, 2011, an increase of $5.8 million and 139%. For the three months ended March 31, 2012, we incurred professional contract services associated with the development of BA058 Injection of $7.7 million compared to $3.0 million for the three months ended March 31, 2011. The increase was primarily the result of expenses incurred for continuing enrollment of patients in our Phase 3 study of BA058 Injection, which began with the dosing of patients in April 2011. We expect this higher level of BA058 Injection expenses to be maintained or increase over the course of the Phase 3 study. However, there will be variability from quarter to quarter driven primarily by the rate of patient enrollment, the euro/dollar exchange rate, and fluctuations in the value of Radius stock issued to Nordic under the Stock Issuance Agreement. Additionally, we incurred $571,000 more in the three months ended March 31, 2012 in contract services associated with the development of BA058 Microneedle Patch in relation to the manufacture of Phase 2 clinical supplies than in the three months ended March 31, 2011.

General and administrative expenses:For the three months ended March 31, 2012, general and administrative expense was $1.9 million compared to $897,000 for the three months ended March 31, 2011, an increase of $1.0 million and 115%. The increase is primarily the result of increased legal fees and additional personnel.

Other income (expense): For the three months ended March 31, 2012, other expense, net of other income, was $647,000. Other expense primarily reflects changes in the fair value of the Series A-6  liability from the date of the initial accrual to the reporting date as discussed in Note 11 to our condensed quarterly financial statements for the period ended March 31, 2012.

Interest expense: For the three months ended March 31, 2012, interest expense was $443,000. Interest expense reflects interest due on our loan and security agreement with Oxford Finance LLC, or Oxford Finance, and General Electric Capital Corporation, or GECC, that was effective on May 23, 2011.

Liquidity and Capital Resources

From inception to March 31, 2012, we have incurred an accumulated deficit of $135.2 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities.

We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5.0 million in fees associated with an option agreement. When appropriate, we also borrow cash under our $25.0 million credit facility, pursuant to which we have drawn an aggregate of $12.5 million in two term loans and have the ability to draw an additional $12.5 million term loan until May 23, 2012. Our total cash, cash equivalents and marketable securities balance as of March 31, 2012 was $44.0 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net cash provided by (used in):
Operating activities	$(12,505)	$(6,454)
Investing activities	5,576	6,097
Financing activities	(213)	—
Net decrease in cash and cash equivalents	$(7,142)	$(357)

Cash Flows From Operating Activities

Our operating activities used cash of $12.5 million and $6.5 million for the three months ended March 31, 2012 and 2011, respectively. The increase in the net cash used in operating activities was primarily attributed to a $5.7 million increase in research and development expense, which is primarily the result of expenses incurred to initiate our Phase 3 study for BA058 Injection, which began dosing patients in April 2011. We expect this higher level of BA058 Injection expenses to be maintained or increase over the course of the Phase 3 study.

Cash Flows From Investing Activities

Our investing activities provided cash of $5.6 million and $6.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The cash provided by investing activities for both the three months ended March 31, 2012 and March 31, 2011 was primarily due to the sales and maturities of our short-term investments.

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

Cash Flows From Financing Activities

Our financing activities used cash of $213,000 and $0 for the three months ended March 31, 2012 and March 31, 2011, respectively.  The cash used by financing activities for the three months ended March 31, 2012 consists of $469,000 of payments on our notes payable, offset by $256,000 of net proceeds from stock option exercises.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and potential collaboration agreements. Through March 31, 2012, almost all of our financing has been through private placements of preferred stock and borrowings under our credit facility. We will seek to continue to fund operations from cash on hand and through additional equity and/or debt financing and potential collaboration agreements. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that our existing resources, without drawing on the available borrowings of $12.5 million under our $25.0 million credit facility, will be sufficient to fund our planned operations into the first quarter of 2013.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. After such date, we will need additional financing until we can achieve profitability, if ever, including funds to conduct clinical and non-clinical studies, achieve regulatory approvals and, subject to such approvals, commercially launch our product candidates. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Financings

On May 23, 2011, we entered into our credit facility with GECC, as agent and a lender, and Oxford Finance, as a lender, consisting of three term loans, pursuant to which we may draw an aggregate of $25.0 million. We drew $12.5 million under the initial and second term loans in the year ended December 31, 2011. Subject to the terms and conditions of our credit facility, we may draw an additional term loan under the credit facility, which must be funded not later than May 23, 2012, in an aggregate principal amount equal to $12.5 million. In connection with the funding of the additional term loan, we will be required to issue warrants to purchase an additional 61,410 shares of common stock at a purchase price of $8.142 per share. The exercise period of each warrant is 10 years from the date of issuance.  We do not currently anticipate that we will draw on this additional term loan.

Research and Development Agreements:

On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1, or the Work Statement, under such Clinical Trial Services Agreement and a related Stock Issuance Agreement. Pursuant to the Work Statement, Nordic is managing the Phase 3 clinical study, or the Clinical Study, of BA058 Injection and Nordic will be compensated for such services in a combination of cash and shares of Series A-6 or after the automatic conversion into common stock of our convertible preferred stock, in shares of common stock.

In December 2011, we entered into an amendment to the Work Statement, or the Nordic Amendment. Pursuant to the original terms of the Work Statement, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the Nordic Amendment provide for two additional countries (the United States and India) in which the study will be conducted, specify a certain number of sites within each such additional country for the conduct of the study, and amend various terms and provisions of the Work Statement to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by us to Nordic under the Nordic Amendment in connection with the conduct of the study in such additional countries are denominated in both euros and U.S. dollars and total up to both €717,700 ($956,981) and $289,663 for the 15 additional study sites in India contemplated by the Nordic Amendment and up to both €1.2 million ($1.6 million) and $143,369 for the five additional study sites in the United States contemplated by the Nordic Amendment.

Pursuant to the Work Statement, we are required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement, as amended on December 9, 2011, provides for a total of approximately €35.8 million ($47.8 million) of euro-denominated payments and a total of approximately $5.3 million of U.S. dollar-denominated payments over the course of the Clinical Study.

Pursuant to the Stock Issuance Agreement, as amended, Nordic agreed to purchase the equivalent of €371,864 of series A-5 preferred stock at $8.142 per share, and we sold 64,430 shares of series A-5 preferred stock to Nordic on May 17, 2011, for proceeds of $525,154 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of our Series A-5.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6, or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to €36.8 million ($49.1 million), or the Series A-5 Accruing Dividend. This right to receive the Series A-5 Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of series A-5 preferred stock or in the event the shares of Series A-5 are converted into common stock in accordance with our amended certificate of incorporation. As of March 31, 2012, 206,176 shares of Series A-6 preferred stock are due to Nordic, or after the automatic conversion into common stock of our convertible preferred stock, 2,061,760 shares of common stock.

We recorded $4.9 million of research and development expense in the three-month period ended March 31, 2012 for per-patient costs incurred for patients that had enrolled in the Clinical Study as of March 31, 2012. As of March 31, 2012, in addition to the $13.8 million liability that is reflected in other liabilities on the Balance Sheet that will be settled in shares of Series A-6 or common stock, as noted above, we have an asset resulting from payments to Nordic of approximately $5.6 million that is included in prepaid expenses on the Balance Sheet.

We are also responsible for certain pass through costs in connection with the Clinical Study.  We recognized $1.3 million of research and development expense for pass through costs in the three-month period ended March 31, 2012.

License Agreement Obligations

BA058

In September 2005, we exclusively licensed the worldwide rights (except Japan) to BA058 and analogs from an affiliate of Ipsen Pharma SAS, or Ipsen, including US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims BA058 and US Patent No. 6,544,949, (effective filing date March 26, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims methods of treating osteoporosis using BA058 and pharmaceutical compositions comprising BA058, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to BA058, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770, (effective filing date October 3, 2007, statutory term expires October 3, 2027, plus 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO), US Patent No. 8,148,333 (effective filing date October 3, 2007, statutory term expires October 3, 2027 plus 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide (excluding Japan) that cover the method of treating osteoporosis using the Phase 3 clinical study dosage strength and form. In consideration for the rights to BA058 and in recognition of certain milestones having been met as of December 31, 2011, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($13.3 million to $48.0 million). Should BA058 become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense BA058 to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

RAD1901

In June 2006, we exclusively licensed the worldwide rights (except Japan) to RAD1901 from Eisai Co. Ltd., or Eisai. In particular, we have licensed US Patent No. 7,612,114 (effective filing date December 25, 2003, statutory term extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO). In consideration for the rights to RAD1901 and in recognition of certain milestones having been met to date, we have paid to Eisai an aggregate amount of $1.5 million. The range of milestone payments that could be paid under the agreement is $1.0 million to $20.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. Should RAD1901 become commercialized, we will be obligated to pay to Eisai a royalty in a variable mid-single digit range based on net sales of the product on a country by country basis for a period that expires on the later of (i) date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (ii) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated. The latest valid claim is expected to expire, barring any extension thereof, on August 18, 2026. The royalty rate shall then be subject to reduction and the royalty obligation will expire at such time as sales of lawful generic version of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound. We were also granted the right to sublicense with prior written approval from Eisai, but subject to a right of first negotiation held by Eisai if we seek to grant sublicenses limited to particular Asian countries. If we sublicense RAD1901 to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee and royalties in a variable mid-single digit range based on net sales of the sublicensee. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Net Operating Loss Carryforwards

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $129.3 million and $111.4 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2024 and 2016 for federal and state purposes, respectively.

Under Section 382 of the Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. The private placements and other transactions that have occurred since our inception may have triggered an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of prior private placements, sales of common stock by our existing stockholders or additional sales of common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.

Internal Control Over Financial Reporting

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. As a public company that may become listed on a national securities exchange, we intend to hire additional accounting personnel with public company and SEC reporting experience and to focus on implementing appropriate internal controls and other procedures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

New Accounting Standards

Refer to Note 3, Summary of Significant Accounting Policies — Recently Adopted Accounting Standards, in “Notes to Condensed Financial Statements,” for a discussion of new accounting standards.

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

We are also exposed to market risk related to changes in interest rates. As of March 31, 2012 and December 31, 2011, we had cash, cash equivalents and short-term investments of $44.0 million and $56.7 million, respectively, consisting of money market funds, U.S. Treasuries, Certificates of Deposit and cash equivalents. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we would not expect our operations results or cash flows to be affected by any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any hard to value investment securities or securities for which a market is not readily available or active.

In addition, the amounts outstanding under the initial term loan and second term loan from GECC and Oxford Finance are fixed at an annual interest rate of 10.16% and 10%, respectively. The loan and security agreement entered into with GECC and Oxford Finance in May of 2011 allows for additional borrowings in the form of an additional term loan. In the event we enter into the additional term loan, the interest rate will be the greater of (i) 10% or (ii) the sum of (a) the three year Treasury Rate as published the Board of Governors of the Federal Reserve System in Federal Reserve Statistical Release H.15 entitled “Selected Interest Rates”, plus (b) 9.19%. In the event we make additional borrowings under the loan and security agreement, changes in the three year Treasury Rate may increase the interest rates we would pay on such term loans and increase our cost of capital which may have a significant impact to our financial condition.

We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a—15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s principal executive officer and principal financial officer, respectively, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We have a history of net losses and expect to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. We had a net loss of $12.9 million for the three months ended March 31, 2012, $42.5 million for the year ended December 31, 2011 and $14.6 million for the year ended December 31, 2010. As of March 31, 2012, we had an accumulated deficit of $135.2 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are BA058, RAD1901 and RAD140, and none of these products candidates is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, borrowings under our credit facility with Oxford Finance and GECC, licensing fees and grants and potentially, future offerings of our securities.

We believe that our existing resources, without drawing on the available borrowings of $12.5 million under our $25.0 million credit facility, will be sufficient to fund our planned operations into the first quarter of 2013. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

Our credit facility imposes significant restrictions on our business, and if we default on our obligations, the lenders would have a right to foreclose on substantially all our assets.

In May 2011, we entered into our $25.0 million credit facility with GECC, as agent and lender, and Oxford Finance, as lender. We drew $12.5 million under our credit facility during 2011 and had available borrowings of $12.5 million as of March 31, 2012. Our credit facility contains a number of covenants that impose significant operating and financial restrictions on us. These covenants limit our ability to:

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

BA058 Injection is our only product candidate in late-stage clinical development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market BA058 Injection in the United States unless and until we receive approval of an NDA from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. In addition, the approval of BA058 Microneedle Patch as a follow-on product is dependent on the earlier approval of BA058 Injection. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and any approval of BA058 Injection may be delayed, limited or denied for many reasons, including:

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

• the FDA may require development of a REMS as a condition of approval; or

• the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers.

In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis, and our ongoing BA058 Injection pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the agency, the FDA stated that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension to our Phase 3 clinical study, but we cannot guarantee the FDA will not change this approval policy again, or adopt other approval policies or regulations that adversely affect any NDA that we may submit.

Before we submit an NDA to the FDA for BA058 as a treatment for osteoporosis, we must complete several additional studies, including our pivotal Phase 3 study, a thorough QT Phase 1 study, a Phase 1 PK study in renal patients, a Phase 1 PK study in hepatic patients, a Phase 1 absolute bioavailability PK study, a carcinogenicity study in rats, and bone quality studies in rats and monkeys. We have not commenced all of these required studies and the results of these studies will have an important bearing on the approval of BA058. In addition to fracture and BMD, our pivotal Phase 3 study will measure a number of other potential safety indicators, including anti-BA058 antibodies which will have an important bearing on the approval of BA058.  We have observed osteosarcomas in the rats in our carcinogenicity study.  The final results from the rat carcinogenicity study, which includes hPTH(1-34), a daily subcutaneous injection of human parathyroid hormone as a comparator, may show that BA058 dosing results in more osteosarcomas than PTH, which may have a material adverse bearing on approval of BA058.

If we experience delays in the enrollment of patients in our Phase 3 clinical trial of BA058 Injection or any other clinical trial, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for some of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. If we do not enroll patients in our Phase 3 clinical trial of BA058 Injection at the rate that we expect, we will not be able to complete the trial in a timely manner and may be required to incur additional expenses in order to seek to accelerate the rate of patient enrollment. In addition, many of our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates, including BA058, RAD1901 and RAD140, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review, such as the request for a minimum of 24-month fracture data for approval of new products for the treatment of postmenopausal osteoporosis. Delays in obtaining regulatory approvals may:

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if we obtain marketing approval of a product candidate, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and, if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing.

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

The Phase 3 study of BA058 Injection is being managed by Nordic at certain clinical sites operated by the Center for Clinical and Basic Research, or CCBR. Nordic controls, and holds an ownership interest in, the local CCBR clinical sites. The clinical trial investigators are employees of CCBR and may also hold an equity interest in the local CCBR clinical trials.

In consideration of Nordic’s management of this Phase 3 study, we agreed to make various cash payments to Nordic over the course of the Phase 3 study equal to a total of €35.8 million and a total of $5.3 million. We also agreed to sell shares of capital stock to Nordic that were exchanged in the Merger for 6,443 shares of our Series A-5 preferred stock for proceeds of approximately $525,000. These shares of our Series A-5 preferred stock will automatically convert into 64,430 shares of our common stock upon the listing of our common stock on a national securities exchange. Pursuant to the terms of our agreements with Nordic, we will also issue to Nordic additional shares of common stock with an aggregate value of up to €36.8 million. These additional shares of common stock accrue at a quarterly rate based on the progress of the Phase 3 clinical study and are issuable at a price per share equal to the greater of $8.142 or the 20-day average of the closing price of our common stock at any time after our common stock is publicly traded.

The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control, including any negative outcome of the Phase 3 study. Accordingly, the shares of common stock that we will issue to Nordic in consideration of Nordic’s management of the Phase 3 study may be less than the full value contemplated under our agreements with Nordic. As a result, the total consideration that Nordic will receive in cash and common stock may be viewed to be below the market price paid by other companies for comparable clinical trial services.

Because of the potential decrease in the value of the common stock issuable to Nordic upon a negative outcome of the Phase 3 study, Nordic, CCBR and the clinical trial investigators may be viewed as having a financial interest in the outcome of the study. We have obtained written acknowledgments from the clinical trial investigators certifying that they have no financial interest in the outcome of the Phase 3 study. However, if the FDA, the European Medicines Agency or any other similar regulatory or governmental authority determines that Nordic, CCBR or the clinical trial investigators have a financial interest that affected the reliability of the data from the Phase 3 study, we could be subject to additional regulatory scrutiny and the utility of the Phase 3 data for purposes of our planned regulatory submissions could be compromised, which could have a material adverse effect on our business and the value of our common stock.

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

We depend on a number of single source contract manufacturers to supply key components of BA058. For example, we depend on Lonza Group Ltd., or Lonza, which produces supplies of bulk drug product of BA058 to support BA058 Injection and BA058 Microneedle Patch clinical studies and potential commercial launch. We also depend on Ipsen and its subcontractor Vetter Pharma Fertigung GmbH & Co, or Vetter, for the production of finished supplies of BA058 Injection and we depend on 3M for the production of BA058 Microneedle Patch. Because of our dependence on Vetter for the “fill and finish” part of the manufacturing process for BA058 Injection, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of

BA058 to meet the needs of our clinical studies or be able to scale to commercial production of BA058. Because the manufacturing process for BA058 Microneedle Patch requires the use of 3M’s proprietary technology, 3M is our sole source for finished supplies of BA058 Microneedle Patch.

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

• Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators’ strategic interest in the products under development and such collaborators’ ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that our collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our products in the United States or overseas.

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

We and Ipsen are also coassignees to US Patent No. 7,803,770 that we believe provides exclusivity until 2028 in the United States (absent any Hatch-Waxman patent term extensions) for the method of treating osteoporosis with the intended therapeutic dose for BA058 Injection.

We and Ipsen are also coassignees to US Patent No. 8,148,333 that we believe provides exclusivity until 2027 in the United States (absent any Hatch-Waxman patent term extensions) for the intended therapeutic formulation for BA058 Injection.

Currently, additional intellectual property covering BA058 Microneedle Patch is the subject of an international patent application and a corresponding U.S. patent application filed in 2012 with priority dates of 2011; any issued claims resulting from these applications will expire no earlier than 2032. However, pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of claimed inventions are not always predictable. Additional intellectual property covering BA058 Microneedle Patch technology exists in the form of proprietary information contained by trade secrets. These can be accidentally disclosed to, independently derived by or misappropriated by competitors, possibly reducing or eliminating the exclusivity advantages of this form of intellectual property, thereby allowing those competitors more rapid entry into the marketplace with a competitive product thus reducing our marketing advantage of BA058 Microneedle Patch. In addition, trade secrets may in some instances become publicly available required disclosures in regulatory files. Alternatively, competitors may sometimes reverse engineer a product once it becomes available on the market. Even where a competitor does not use an identical technology for the delivery of BA058, it is possible that they could achieve an equivalent or even superior result using another technology. Such occurrences could lead to either one or more alternative competitor products available on the market and/or one or more generic competitor products on the market with a corresponding decrease in market share and/or price for BA058 Microneedle Patch.

Patents covering RAD1901 as a composition of matter have been issued in the United States, Canada and Australia and are pending in Europe and several additional countries. The RAD1901composition of matter patent in the United States expires in 2026 (not including any Hatch-Waxman extension). Additional patent applications relating to methods of treating vasomotor symptoms, clinical dosage strengths and combination treatment modalities all covering RAD1901 have been filed. Pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of any claimed invention before that patent office are not always predictable. As a result, we could encounter challenges or difficulties in building, maintaining and/or defending our intellectual property both in the United States and abroad.

We have yet to conduct comprehensive freedom-to-operate searches to determine whether our use of the patents licensed or issued to us that are believed to cover BA058 and RAD1901 would infringe patents owned by third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to these issued or licensed patents, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Patent applications covering RAD140 and other SARM compounds that are part of the SARM portfolio have been granted in the United States and Australia, and are pending in the United States and elsewhere. The RAD140 composition of matter case expires in 2029 in the United States (this does not include the possibility of any Hatch-Waxman extension) and additional countries if and when it issues. Since patents are both highly technical and legal documents that are frequently subject to intense litigation pressure, there is risk that even if one or more RAD140 patents does issue and is asserted that the patent(s) will be found invalid, unenforceable and/or not infringed when subject to said litigation. Finally, the intellectual property laws and practices can vary considerably from one country to another and also can change with time. As a result, we could encounter challenges or difficulties in building, maintaining and defending our intellectual property both in the United States and abroad.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. We may become involved in opposition or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Some of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

From time to time, legislation is implemented to reign in rising healthcare expenditures. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA. PPACA includes a number of provisions affecting the pharmaceutical industry, including annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning in 2011, and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. In addition, among other things, PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. A number of states have challenged the constitutionality of certain provisions of PPACA, in particular the mandate that all individuals must obtain insurance, and many of these challenges are still pending final adjudication in several jurisdictions, including the U.S. Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to certain provisions of PPACA or its entirety. In addition, other legislative changes have been proposed and adopted since PPACA was enacted. Most recently, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which may result in such changes as aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013. The full impact on our business of PPACA and the Budget Control Act is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the pharmaceutical industry generally.

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

• the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

We are highly dependent on our chief executive officer and our principal scientific, regulatory and medical advisors. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of March 31, 2012, we had an accumulated deficit of $135.2 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of BA058 Injection and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

Shares of our capital stock issued in the Merger are not freely tradable under federal securities laws, which will limit stockholders’ ability to sell such shares of our capital stock.

Shares of our preferred stock and our common stock issued as consideration in the Merger pursuant the Merger Agreement are deemed “Restricted Securities” under the federal securities laws, and consequently such shares may not be resold without registration under the Securities Act of 1933, as amended, or the Securities Act, or without an exemption from the Securities Act. Further, Rule 144 covering resales of unregistered securities and promulgated under the Securities Act will not be available for resale of our capital stock unless or until one year following the date on which we filed the information required by Form 10 as to the performance of our business. In addition, all shares of our stock issued in the Merger is subject to a lock-up provision set forth in the applicable stockholders’ agreement.

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

As a public reporting company, we are subject to the Sarbanes-Oxley Act, as well as the information and reporting requirements of the Exchange Act and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately held. We were not subject to Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2011, but may be subject to Section 404 for the year ended December 31, 2012. Section 404 may require us, on an annual basis, to review and evaluate our internal controls, and may require our independent auditors to attest to the effectiveness of our internal controls. Any failure by us to maintain the effectiveness of our internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse affect on our business, operating results and stock price.

For so long as shares of our preferred stock remain outstanding, if we are sold in a transaction yielding less than the liquidation preference payable in the aggregate to holders of outstanding preferred stock, holders of our common stock may not receive any proceeds from such transaction and may lose their investment entirely.

As of March 31, 2012, we had outstanding 645,399 shares of common stock; 939,612 shares of Series A-1; 983,208 shares of Series A-2; 142,227 shares of Series A-3; 3,998 shares of Series A-4; 6,443 shares of Series A-5; warrants to acquire 8,594 shares of Series A-1; and warrants to acquire 266 shares of Common Stock. As more fully described herein and in our Certificate of Incorporation, holders of shares of our preferred stock outstanding at the time of a sale or liquidation will have a right to receive proceeds, if any, from any such transactions, before any payments are made to holders of our common stock. In the event that there are not enough proceeds to satisfy the entire liquidation preference of our preferred stock, holders of our common stock will receive nothing in respect of their equity holdings.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company that may become listed on a national securities exchange, we will incur significant legal, accounting and other expenses that we did not incur as a private company and prior to any listing of our common stock. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the national securities exchanges have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act we may be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm at such time as we no longer qualify as a smaller reporting company. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 31, 2012, our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, own, in the aggregate, substantially all of our outstanding voting stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

As of December 31, 2011, we had $129.3 million of federal and $111.4 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                    Defaults Upon Senior Securities

None.

Item 4.                                    Mine Safety Disclosures

None.

Item 5.                                    Other Information

On May 3, 2012, we entered into Change Order Form #13 (the “Change Order Form”) under the Fourth Amendment to Development and Clinical Supplies Agreement (the “Fourth Amendment”), dated as of March 2, 2011, between the Company, 3M Company and 3M Innovative Properties Company (together, “3M Company”).  The Fourth Amendment amended the Development and Clinical Supplies Agreement dated June 19, 2009, as amended on each of December 31, 2009, September 16, 2010 and September 29, 2010, between the Company and 3M Company (the “Development Agreement”).

Pursuant to the Development Agreement, 3M Company is responsible to develop a BA058 microneedle patch product and manufacture clinical and toxicology supplies of such patch product for preclinical, Phase 1 and Phase 2 studies on an exclusive basis.  Pursuant to the Change Order Form, 3M Company is to test the stability of new formulations of Phase 3 commercial scalable transdermal BA058 for an aggregate additional cost of approximately $340,000 over two years.

The preceding descriptions of the Development Agreement, the Fourth Amendment and the Change Order Form are qualified in their entirety by reference to the full text of the Development Agreement, the Fourth Amendment and the Change Order Form, copies of which were filed as or included with Exhibits to the Company’s Current Report on Form 8-K/A filed on October 24, 2011 or filed as an Exhibit to this Form 10-Q.

Item 6.                                    Exhibits.

The following is an index of the exhibits included in this report:

Exhibit
No.	Description

3.1	Certificate of Incorporation, as amended

3.2	By-Laws, as amended(1)

4.1	Second Amended and Restated Stockholders’ Agreement, dated February 13, 2012, by and among the Company, as successor to Radius Health, Inc., and the Stockholders listed therein(2)

10.1

Change Order Form #12 under the Fourth Amendment to Development and Clinical Supplies Agreement, dated as of March 2, 2011, entered into as of February 23, 2012, by and between the Company and 3M Innovative Properties Company(3)

10.2

Change Order Form #13 under the Fourth Amendment to Development and Clinical Supplies Agreement, dated as of March 2, 2011, entered into as of May 1, 2012, by and between the Company and 3M Innovative Properties Company*

10.3	First Amendment to Loan and Security Agreement, dated as of February 27, 2012, by and among the Company, General Electric Capital Corporation and Oxford Finance LLC(3)

10.4	First Amendment to Transition Agreement, dated as of February 29, 2012, by and between the Company and C. Richard Lyttle(3)

10.5	Consulting Agreement, dated as of February 29, 2012, by and between the Company and C. Richard Lyttle(3)

10.6	Employment Letter Agreement, dated as of March 27, 2012, by and between the Company and Michael Franken

31.1

Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended March 31, 2012

31.2

Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended March 31, 2012

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Radius Health, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extenisble Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statement of Operations, (iii) the Condensed Statements of Cash Flows and (iv) the Notes to Unaudited Financial Statements

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on September 30, 2011.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 29, 2012.

* Confidential treatment has been requested with respect to portions of this exhibit.  Redacted portions of this exhibit have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ Michael S. Wyzga
Michael S. Wyzga
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012

RADIUS HEALTH, INC.

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 4, 2012