Form 10-Q
period 2012-06-30
Radius Health, Inc.
filed 2012-08-07
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 7, 2012: 857,301 shares

RADIUS HEALTH, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED June 30, 2012

ON FORM 10-Q

CURRENCY AND CONVERSIONS

In this report, references to “dollar” or “$” are to the legal currency of the United States, and references to “euro” or “€” are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of June 29, 2012, which was €1.00 = $1.2668. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

Trademarks appearing in this report are the property of their respective holders.

Item 1. Financial Statements—Unaudited

Radius Health, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$18,832	$25,128
Marketable securities	27,042	31,580
Prepaid expenses and other current assets	5,952	6,682
Total current assets	51,826	63,390
Property and equipment, net	98	167
Other assets	45	80
Total assets	$51,969	$63,637

Liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,247	$313
Accrued expenses	2,134	3,590
Current portion of note payable	5,836	2,880
Total current liabilities	9,217	6,783

Note payable, net of current portion and discount	17,083	8,886
Warrant liability	862	450
Other liabilities	17,456	10,470

Series A-1 Convertible Preferred Stock, $.0001 par value; 1,000,000 shares authorized, 939,612 issued and outstanding at December 31, 2011 and June 30, 2012	68,755	65,675

Series A-2 Convertible Preferred Stock, $.0001 par value; 983,213 shares authorized, 983,208 issued and outstanding at December 31, 2011 and June 30, 2012	83,238	79,979

Series A-3 Convertible Preferred Stock, $.0001 par value; 142,230 shares authorized, 142,227 issued and outstanding at December 31, 2011 and June 30, 2012	10,679	10,208

Series A-4 Convertible Preferred Stock, $.0001 par value; 4,000 shares authorized, 3,998 issued and outstanding at December 31, 2011 and June 30, 2012	271	271

Series A-5 Convertible Preferred Stock, $.0001 par value; 7,000 shares authorized, 6,443 issued and outstanding at December 31, 2011 and June 30, 2012	525	525

Series A-6 Convertible Preferred Stock, $.0001 par value; 800,000 shares authorized, no shares issued and outstanding at December 31, 2011 and June 30, 2012	—	—
Stockholders’ deficit:
Common stock, $.0001 par value; 34,859,964 shares authorized, 855,116 and 645,399 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in-capital	—	2,744
Accumulated other comprehensive loss	10	5
Accumulated deficit	(156,127)	(122,359)
Total stockholders’ deficit	(156,117)	(119,610)

Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ deficit	$51,969	$63,637

See accompanying notes.

Radius Health, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Operating expenses:
Research and development	$14,499	$16,553	$24,366	$20,689
General and administrative	2,179	945	4,291	1,842

Loss from operations	(16,678)	(17,498)	(28,657)	(22,531)
Interest income	18	6	35	20
Other income (expense)	(717)	12	(1,184)	22
Interest expense	(584)	(108)	(1,027)	(108)

Net loss	$(17,961)	$(17,588)	$(30,833)	$(22,597)

Comprehensive loss	$(17,955)	$(17,588)	$(30,828)	$(22,594)
Earnings (loss) attributable to common stockholders - basic and diluted (Note 5)	$(21,417)	1,401	$(37,643)	$1,013

Earnings (loss) per share (Note 5):
Basic	$(25.06)	$2.89	$(46.18)	$2.51
Diluted	$(25.06)	$0.44	$(46.18)	$0.27
Weighted average shares:
Basic	854,517	484,237	815,053	403,967
Diluted	854,517	3,175,348	815,053	3,790,913

See accompanying notes.

Radius Health, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited, in thousands except share amounts)

															Additional	Accumulated
															Paid	Other		Total
	Convertible Preferred Stock														In	Comprehensive	Accumulated	Stockholders’
	Series A-1		Series A-2		Series A-3		Series A-4		Series A-5		Series A-6		Common Stock		Capital	Income (Loss)	Deficit	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2011	939,612	$65,675	983,208	$79,979	142,227	$10,208	3,998	$271	6,443	$525	—	$—	645,399	$—	$2,744	$5	$(122,359)	$(119,610)
Net loss																	(30,833)	(30,833)
Unrealized gain from available-for-sale securities																5		5
Total comprehensive loss																		(30,828)
Accretion of dividends on preferred stock		3,080		3,259		471									(3,875)		(2,935)	(6,810)
Stock-based compensation expense															873			873
Stock options exercised													209,717		258			258
Balance at June 30, 2012	939,612	$68,755	983,208	$83,238	142,227	$10,679	3,998	$271	6,443	$525	—	$—	855,116	$—	$—	$10	$(156,127)	$(156,117)

See accompanying notes.

Radius Health, Inc.

Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended
	June 30,
	2012	2011
Operating activities
Net loss	$(30,833)	$(22,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	15
Stock-based compensation expense	873	106
Research and development expense to be settled in stock	5,335	3,421
Amortization of premium (accretion of discount) on short-term investments, net	80	21
Non-cash interest	199	30
Change in fair value of warrant liability and other liability	1,184	—
Milestone payment settled with stock	—	1,410
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,219	(3,028)
Other long-term assets	35	31
Accounts payable	934	(541)
Accrued expenses	(1,456)	1,507
Net cash used in operating activities	(22,406)	(19,625)
Investing activities
Purchases of property and equipment	—	(3)
Proceeds from sale of equipment	45	—
Purchases of marketable securities	(17,722)	(899)
Sales and maturities of marketable securities	22,185	8,850
Net cash provided by investing activities	4,508	7,948
Financing activities
Proceeds from the exercise of stock options	258	152
Net proceeds from the issuance of preferred stock	—	20,452
Proceeds on note payable, net	12,469	5,883
Deferred financing costs	—	(56)
Payments on note payable	(1,125)	—
Net cash provided by financing activities	11,602	26,431
Net increase in cash and cash equivalents	(6,296)	14,754
Cash and cash equivalents at beginning of period	25,128	10,582
Cash and cash equivalents at end of period	$18,832	$25,336
Supplemental disclosures
Cash paid for interest	$721	$—
Noncash financing activities
Fair value of preferred stock issued in the recapitalization, net of issuance costs	$—	$85,879
Accretion of dividends on preferred stock	$6,810	$5,595
Fair value of warrants issued	$379	$217

See accompanying notes.

Radius Health, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Radius Health, Inc. (“Radius” or the “Company”), which was formerly known as MPM Acquisition Corp., is a biopharmaceutical company focused on acquiring and developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. The Company’s lead product candidate, currently in Phase 3 clinical development, is BA058 Injection, a daily subcutaneous injection of novel synthetic peptide analog of human parathyroid hormone-related protein (hPTHrP) for the treatment of osteoporosis. The BA058 Injection Phase 3 study began dosing patients in April 2011. The Company is also developing BA058 Microneedle Patch, a short wear time, transdermal form of BA058 delivered using a microneedle technology from 3M Drug Delivery Systems (3M), for which the Company expects to have a Phase 2 clinical study begin in the third quarter of 2012, with top-line data expected to be available in the second half of 2013. The Company also has two other product candidates, RAD1901, a selective estrogen receptor modulator, or SERM, in Phase 2 clinical development for the treatment of vasomotor symptoms (hot flashes) in women entering menopause, and RAD140, a selective androgen receptor modulator, or SARM, currently in preclinical development as a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis. As used throughout these financial statements, the terms “Radius,” “Company,” “we,” “us” and “our” refer to Radius Health, Inc. (f/k/a MPM Acquisition Corp.).

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

The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company’s product candidates, competition for its product candidates, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has an accumulated deficit of $156.1 million through June 30, 2012. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. The Company intends to obtain additional equity and/or debt financing in order to meet working capital requirements and to further develop its product candidates. The Company believes that its existing cash and cash equivalents and marketable securities are sufficient to finance its operations, including its obligations under the Nordic agreement described in Note 12, into the first quarter of 2013.

2. Basis of Presentation

The accompanying unaudited condensed financial statements and the related disclosures of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012. For further information, refer to the financial statements and footnotes included in the Company’s audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 6, 2012.

3. Summary of Significant Accounting Policies

The significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011 related to accrued clinical expenses, research and development expenses, stock-based compensation, accrued expenses and income taxes. There were no changes to significant accounting policies in the three months ended June 30, 2012.

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

4. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share numbers)	2012	2011	2012	2011
Numerator:
Net loss	$(17,961)	$(17,588)	$(30,833)	$(22,597)
Extinguishment of preferred stock	—	60,937	—	60,937
Accretion of preferred stock	(3,456)	(2,719)	(6,810)	(5,595)
Earnings attributable to participating preferred stockholders	—	(39,229)	—	(31,732)
Earnings (loss) attributable to common stockholders - basic	(21,417)	1,401	(37,643)	1,013
Effect of dilutive convertible preferred stock	—	—	—	—
Earnings (loss) attributable to common stockholders - diluted	$(21,417)	$1,401	$(37,643)	$1,013

Denominator:
Weighted-average number of common shares used in earnings (loss) per share - basic	854,517	484,237	815,053	403,967
Effect of dilutive options to purchase common stock	—	409,113	—	261,193
Effect of dilutive convertible preferred stock	—	2,281,998	—	3,125,753
Weighted-average number of common shares used in earnings (loss) per share - diluted	854,517	3,175,348	815,053	3,790,913

Earnings (loss) per share - basic	$(25.06)	$2.89	$(46.18)	$2.51
Effect of dilutive options to purchase common stock	—	(1.32)	—	(0.99)
Effect of dilutive convertible preferred stock	—	(1.13)	—	(1.25)
Earnings (loss) per share - diluted	$(25.06)	$0.44	$(46.18)	$0.27

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Convertible preferred stock	5,005,450	13,557,238	4,574,107	9,267,677
Options to purchase common stock	3,911,483	—	3,864,265	418,215
Warrants	15,000	4,154	15,000	4,154

5. Marketable Securities

Available-for-sale marketable securities consist of the following:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Marketable securities:
Corporate debt securities	2,513	—	(1)	2,512
Corporate commercial paper	21,234	11	—	21,245
U.S Government Securities	3,285	—	—	3,285

Total	$27,032	$11	$(1)	$27,042

	December 31, 2011
		Gross	Gross
	Carrying	Unrealized	Unrealized
(In thousands)	Value	Gains	Losses	Fair Value
Marketable securities:
Domestic corporate debt securities	10,260	—	(6)	10,254
Domestic corporate commercial paper	18,987	11	—	18,998
U.S. government securities	2,328	—	—	2,328
Total	$31,575	$11	$(6)	$31,580

The Company held 6 debt securities at June 30, 2012 that had been in an unrealized loss position for less than 12 months. The fair value on these securities was $5.8 million. The Company evaluated these securities for other-than-temporary impairments based on quantitative and qualitative factors. The Company considered the decline in market value for these 6 securities to be primarily attributable to current economic and market conditions.  It is not more likely than not that the Company will be required to sell these securities, and it does not intend to sell these securities before the recovery of their amortized cost bases. Based on the Company’s analysis, it does not consider these investments to be other-than-temporarily impaired as of June 30, 2012.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheet as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(In thousands)	Level 1		Level 2	Level 3	Total

Assets
Marketable Securities
Domestic corporate debt securities	$		$2,512	$	$2,512
Domestic corporate commercial paper			21,245		21,245
U.S Government Securities			3,285		3,285
Stock dividend asset				3,706	3,706
		$—	$27,042	$3,706	$30,748

	June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

Liabilities
Warrant liability	$—	$—	$862	$862
Other liability			17,456	17,456

	$—	$—	$18,318	$18,318

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

The stock dividend asset represents the prepaid balance of the accrued stock dividend (“other liability” or “stock liability”) to issue shares of Series A-6 preferred stock (‘‘Series A-6’’) to Nordic Bioscience Clinical Development VII A/S (“Nordic”) (Note 12) and the amount of research and development expense related to stock dividend amounts being recognized ratably over the estimated per patient treatment period. The fair value of the stock liability is based upon the fair value of the Series A-6 shares as determined using PWERM, which considers the value of preferred and common stock based upon analysis of the future values for equity assuming various future outcomes. Accordingly, share value is based upon the probability weighted present value of expected future net cash flows, considering each of the possible future events, discount rate as determined using the capital asset pricing model, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (i) when possible future outcomes can be predicted with reasonable certainty; and (ii) when there is a complex capital structure (i.e., several classes of preferred and common stock). The Company utilized the PWERM approach in its valuation based on the Company’s expectations regarding the time to becoming a listed, publicly-traded entity as well as the Company’s Series A-1 financing and the initiation of BA058 Injection Phase 3 study that resolved sufficient uncertainty regarding a discrete range of outcomes that could be identified and evaluated. As such, the valuation of the stock dividend asset was determined to be a Level 3 valuation.

The warrant liability represents the liability for the warrants issued to a placement agent and to the lenders in connection with the Company’s credit facility in the year ended December 31, 2011 and three months ended June 30, 2012. The warrant liability is calculated using the Black-Scholes option pricing method. This method of valuation includes using inputs such as the fair value of the Company’s various classes of preferred stock, historical volatility, the term of the warrant and risk-free interest rates. The fair value of the Company’s shares of common and preferred stock was estimated using PWERM, as described above. As such, the valuation of the warrant liability was determined to be a Level 3 liability.

The other liability represents the liability to issue shares of Series A-6 to Nordic for services rendered in connection with the Company’s Phase 3 clinical study of BA058 Injection (Note 12). The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of the Company’s Series A-6 at each reporting date. The estimated fair value of the Series A-6 is determined using PWERM, as described above. As such the valuation of the other liability was determined to be a Level 3 liability.

The Company’s Level 3 fair value measurements, related to its stock dividend asset, warrant liability and other liability, are measurements of the fair value of the Company’s preferred stock. The following table provides quantitative information about the fair value measurement of the Company’s preferred stock, including significant unobservable inputs:

Instrument	Valuation Technique	Unobservable Input	Estimate
Preferred Stock	PWERM	• Time to becoming a listed, publicly-traded entity (years)	• 0.2 — 0.3
		• Probability of BA058 coming to market	• 70% — 80%
		• Discount rate	• 20% — 30%
		• Long-term revenue growth rate (1)	• 2% — 117%
		• Long-term revenue growth rate (2)	• 8% — 63%
		• Long-term pretax operating margin (3)	• 13% — 79%
		• Long-term pretax operating margin (4)	• 28% — 73%
		• Discount for lack of marketability	• 24% — 53%
	Market Comparable Companies	• Revenue multiple (5)	• 3.3 — 7.2

(1) Estimated long-term revenue growth rate in one scenario has the above range and an average of approximately 24% over 16 revenue years.

(2) Estimated long-term revenue growth rate in a second scenario has the above range and an average of approximately 20% over 16 revenue years.

(3) Estimated long-term pretax operating margin in one scenario has the above range after achieving positive pretax operating margin and an average of approximately 69% for 17 years.

(4) Estimated long-term pretax operating margin in a second scenario has the above range after achieving positive pretax operating margin and an average of approximately 59% for 17 years.

(5) Represents amounts used when the Company has determined that market participants would use such multiples when valuing the Company’s preferred stock.

As of June 30, 2012, the stock dividend asset, warrant liability and other liability have fair values of $3.7 million, $0.9 million and $17.5 million, respectively. Significant changes in the significant unobservable inputs used in the fair value measurement of the Company’s preferred stock in isolation would result in a significantly different fair value measurement of the stock dividend asset, warrant liability and other liability. Generally, a change in the assumption used for the probability of successful development is accompanied by a directionally similar change in the assumption used for the long-term revenue growth rate and long-term pretax operating margin and estimated fair value measurement of the Company’s preferred stock.

Significant increases (decreases) in the significant unobservable inputs used in the fair value measurement of the warrant liability and other liability in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the assumption used for the probability of successful development is accompanied by a directionally similar change in the assumption used for the long-term revenue growth rate and long-term pretax operating margin.

The following table provides a rollforward of the fair value of the assets, where fair value is determined by Level 3 inputs:

(In thousands)
Balance at January 1, 2012	$3,379
Reductions	(173)
Change in fair value	500
Balance at June 30, 2012	$3,706

The following table provides a rollforward of the fair value of the liabilities, where fair value is determined by Level 3 inputs:

(In thousands)
Balance at January 1, 2012	$10,920
Additions	5,714
Change in fair value	1,684
Balance at June 30, 2012	$18,318

Additions represents i) the value of the liability for additional accrued shares of Series A-6 issuable to Nordic for services rendered in connection with the Company’s Phase 3 clinical study of BA058 Injection (Note 12) and ii) warrants issued the lenders in connection with the Company’s credit facility in the three months ended June 30, 2012.

The fair value of the Company’s notes payable is determined using current applicable rates for similar instruments as of the balance sheet date.  The carrying value of the Company’s notes payable approximates fair value because the Company’s interest rate is near current market rates.  The Company’s notes payable are Level 3 liabilities within the fair value hierarchy.

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
(In thousands)	2012	2011

Research costs	$805	$2,276
Payroll and employee benefits	515	586
Professional fees	304	472
Vacation	118	79
Accrued interest on notes payable	392	177

Total accrued expenses	$2,134	$3,590

8. Loan and Security Agreement

On May 29, 2012, the Company borrowed $12.5 million (“Term Loan C”) from Oxford Finance Corporation and General Electric Capital Corporation (collectively, the “Lender”) pursuant to the terms of the loan and security agreement (the “Loan and Security Agreement”) entered into between the Company and the Lender on May 23, 2011.

The Company is required to pay interest on Term Loan C on a monthly basis through and including November 1, 2012. Beginning December 1, 2012 through the maturity of Term Loan C on November 24, 2014, the Company will be required to make payments of outstanding principal and interest on Term Loan C in 25 payments of principal and interest, which are payable monthly in arrears with a final balloon payment of $1,250,000. Interest is payable on Term Loan C at an annual interest rate of 10%.

Upon the last payment date of Term Loan C, whether on the maturity date of one of the term loans, on the date of any prepayment or on the date of acceleration in the event of a default, the Company will be required to pay the Lender a final payment fee equal to 3.5% of Term Loan C. In addition, if the Company repays all or a portion of Term Loan C prior to maturity, it will pay the Lender a prepayment fee of 3% of the total amount prepaid if the prepayment occurs prior to the first anniversary of the funding of Term Loan C, 2% of the total amount prepaid if the prepayment occurs between the first and second anniversary of the funding of Term Loan C, and 1% of the total amount prepaid if the prepayment occurs on or after the second anniversary of the funding of Term Loan C.

In connection with the borrowings under Term Loan C, the Company issued to the Lender warrants to purchase 6,140 shares of the Company’s Series A-1 Preferred Stock (the “Warrants”). The Warrants are exercisable, in whole or in part, immediately, and have a per share exercise price of $81.42 and may be exercised on a cashless basis. The Warrants will expire on May 29, 2022. The exercise price may be adjusted in the event the Company issues shares of Series A-1 preferred stock (“Series A-1”) at a price lower than $81.42 per Warrants issued in connection with Term Loan C was $379,684 and was recorded as a discount to Term Loan C and is reflected in note payable in the balance sheet. The discount is being amortized to interest expense over the 30 month period that Term Loan C is outstanding. The Warrants are classified as a liability in the Company’s balance sheet and will be remeasured at their estimated fair value at each reporting period. The changes in fair value are recorded as other income (expense) in the Statement of Operations.

Future principal payments under the Loan and Security Agreement at June 30, 2012, are as follows:

Principal
(In thousands)	Payments
2012	$2,375
2013	8,188
2014	13,156
Total	$23,719
Current portion of note payable	6,313
Discount on current portion of note payable	(477)
Current portion of note payable, net of discount	$5,836

Discount on noncurrent portion of note payable	(323)
Note payable, net of current portion and discount	$17,083

9. Convertible Preferred Stock

The rights, preferences, and privileges of the Series A-1, Series A-2 preferred stock (“Series A-2”), Series A-3 preferred stock (“Series A-3”), Series A-4 preferred stock (“Series A-4”), Series A-5 preferred stock (“Series A-5”) and Series A-6 are as follows:

Conversion

Each preferred stockholder has the right, at their option at any time, to convert any such shares of Preferred Stock into such number of fully paid shares of Common Stock as is determined by dividing the original purchase price of $81.42 by the conversion price (“Optional Conversion”). The conversion price of the Preferred Stock as of June 30, 2012 was $8.142 per share (the “Conversion Price”), which represents a conversion ratio of one share of Preferred Stock into ten shares of Common Stock.  Upon the Optional Conversion, the holder of the converted Preferred Stock is entitled to payment of all accrued, whether or not declared, but unpaid dividend in shares of the Common Stock of the Company at the then effective conversion price of shares of Preferred Stock.

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

Following payment in full of required dividends to the holders of Series A-1 and Series A-2, holders of Series A-3 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a quarterly basis commencing on the date of issuance of the shares of Series A-3.  Dividends are payable, as accrued, upon liquidation, event of sale and conversion to Common Stock as described above. The holders of shares of Series A-3 are also entitled to dividends declared or paid on any shares of Common Stock.

Without regard to the payment of required dividends to the holders of Series A-1, Series A-2 and Series A-3, holders of Series A-5 are entitled to receive the Series A-5 Accruing Dividend paid in shares of Series A-6 as described in Note 12.  Holders of shares of Series A-6 are entitled to receive dividends on shares of Series A-6, when and if declared by the Board of Directors at a rate to be determined by the Board of Directors.  Dividends are payable, as accrued, upon liquidation, event of sale and conversion to Common Stock as described above. The holders of shares of Series A-5 and Series A-6 are also entitled to dividends declared or paid on any shares of Common Stock.

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

The Company has accrued dividends of $5.0 million, $7.3 million and $1.1 million on Series A-1, Series A-2 and Series A-3, respectively, as of June 30, 2012.

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

10. Stock-based Compensation

A summary of stock option activity is as follows:

(In thousands, except for per share amounts)	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (In Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2011	3,950	$2.94
Granted	198	4.21
Exercised	(210)	1.23
Cancelled	(1)	1.20

Options outstanding at June 30, 2012	3,937	$3.10	8.57	$4,617

Options exercisable at June 30, 2012	1,030	$1.53	6.21	$2,826

Options vested or expected to vest at June 30, 2012	3,827	$3.10	8.57	$4,257

The total grant-date fair value of stock options that vested during the three- and six-month periods ended June 30, 2012 was approximately $130,000 and $270,000, respectively. The aggregate intrinsic value of options that vested during the three- and six-month periods ended June 30, 2012 was approximately $155,000 and $286,000 respectively.

As of June 30, 2012, there was approximately $4.8 million of total unrecognized compensation expense related to unvested employee share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

11. License Agreements

On September 27, 2005, the Company entered into a license agreement (the “Ipsen Agreement”), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, “Ipsen”). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. With respect to France, if Ipsen exercises its co-marketing and co-promotion rights, then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay Radius a mid-single digit royalty on Ipsen’s allocable portion of aggregate revenue from the sale of products by both parties in France. BA058 (the Company’s bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and pro-promotion rights retained by Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $250,000 to Ipsen, which was expensed during 2005.The Ipsen Agreement provides for further payments in the range of €10.0 million to €36.0 million ($12.7 million to $45.6 million) to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or its sublicensees on a country-by-country basis until the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof, whichever is longer.

If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if the Company or its sublicensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, it will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the last to expire of its patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country, whichever is longer. In connection with the Ipsen Agreement, the Company recorded approximately $0.4 million, $0.2 million, $0.6 million, and $0.3 million in research and costs in the three- and six-month periods ended June 30, 2012 and 2011, respectively. The costs were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

12. Research Agreements

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

In December 2011, the Company entered into an amendment to the Work Statement, or the First Amendment. Pursuant to the original terms of the Work Statement, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment provide for two additional countries (the United States and India) in which the study will be conducted, specify a certain number of sites within each such additional country for the conduct of the study, and amend various terms and provisions of the Work Statement to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by the Company to Nordic under the First Amendment in connection with the conduct of the study in such additional countries are denominated in both euros and U.S. dollars and total up to both €717,700 ($909,182) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to both €1.2 million ($1.5 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, the Company entered into a second amendment to the Work Statement, or the Second Amendment. Pursuant to the original terms of the Work Statement, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (i) increase the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (ii) specify a certain number of sites within each country for the conduct of the study, and (iii) amend various terms and provisions of the Work Statement to reflect additional services provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of Series A-6 under the related Stock Issuance Agreement shall each be reduced by an amount of €11,941 ($15,127) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by the Company to Nordic under the Second Amendment in connection with the extra services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total €3.7 million ($4.7 million) and $205,540, respectively.

Pursuant to the Work Statement, the Company is required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($52.1 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Clinical Study.

Pursuant to the Stock Issuance Agreement, as amended, Nordic agreed to purchase the equivalent of €371,864 of Series A-5 Preferred Stock at $8.142 per share, and the Company sold 64,430 shares of Series A-5 to Nordic on May 17, 2011 for proceeds of $525,154 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of Series A-5.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6, or shares of common stock if the Company’s preferred stock has been automatically converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36.8 million ($46.6 million), or the Series A-5 Accruing Dividend. This right to receive the Series A-5 Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company’s amended Certificate of Incorporation.

The Series A-5 Accruing Dividend is determined based upon the estimated period that will be required to complete the Clinical Study. On the last business day of each calendar quarter (each, an “Accrual Date”), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 to Nordic that is referred to as the Applicable Quarterly Amount and is equal to (A) €36.8 million ($46.6 million) minus the aggregate value of any prior Series A-5 Accruing Dividend accrued divided by (B) the number of calendar quarters it will take to complete the Clinical Study. To calculate the aggregate number of shares of Series A-6 due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million ($46.6 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. The

Company then calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (i) the fair market value as of the applicable Accrual Date and (ii) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company’s board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. During the three months ended March 31, 2012, additional information became available that required the Company to update the estimated period it will take to complete the Clinical Study, which is part of the calculation of the Applicable Quarterly Amount, as described above.  The estimated period that it will take to complete the Clinical Study was updated from a total of 11 calendar quarters as of December 31, 2011 to a total of 13 calendar quarters as of March 31, 2012.  Such change in the number of calendar quarters it will take to complete the Clinical Study resulted in a lower number of shares due to Nordic at the end of the quarter ended March 31, 2012 and June 30, 2012 and will result in a lower number of shares due to Nordic at the end of future quarters through the end of the Clinical Study and does not impact the Statement of Operations. As of June 30, 2012, 244,834 shares of Series A-6 are due to Nordic, or after the automatic conversion into common stock of the Company’s convertible preferred stock, 2,448,340 shares of common stock.

Prior to the issuance of shares of Series A-6 to Nordic, the liability to issue shares of Series A-6 will be accounted for as a liability in the Company’s Balance Sheet. As of June 30, 2012, the fair value of the liability was $17.5 million based upon the fair value of the Series A-6 as determined using PWERM (Note 6). Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the Statement of Operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement ratably over the estimated per patient treatment period beginning upon enrollment in the Clinical Study, or a twenty-month period. The Company recorded $6.9 million and $11.8 million of research and development expense in the three- and six-month periods ended June 30, 2012 for per patient costs incurred for patients that had enrolled in the Clinical Study as of June 30, 2012. As of June 30, 2012, in addition to the $17.5 million liability that is reflected in other liabilities on the Balance Sheet that will be settled in shares of Series A-6 Preferred Stock or common stock, as noted above, the Company has an asset resulting from payments to Nordic of approximately $4.6 million that is included in prepaid expenses on the Balance Sheet.

The Company is also responsible for certain pass through costs in connection with the Clinical Study.  Pass through costs are expensed as incurred or upon delivery. The Company recognized research and development expense of $3.6 million and $4.9 million for pass through costs in the three- and six-month periods ended June 30, 2012.

13. Commitments and Contingencies

The Company may be exposed to certain claims or assessments in the ordinary course of business. In the opinion of management, the outcome of these matters is not likely to have any material effect on the financial position, results of operations, or cash flows of the Company.

14. Subsequent Event

Letter of Intent regarding Clinical Trial Services

On July 26, 2012, the Company entered into a Letter of Intent (the “Letter of Intent”) with Nordic, which provides that the Company and Nordic will, subject to compliance by the Company with certain requirements of its Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2 (the “Work Statement NB-2”), a draft of which is attached to the Letter of Intent, and (2) an amendment to that certain Amended and Restated Stock Issuance Agreement entered into by the Company and Nordic as of May 16, 2011 (the “Stock Issuance Agreement Amendment”). The Work Statement NB-2 is contemplated by the terms of that certain Clinical Trial Services Agreement, entered into as of March 29, 2011, between the Company and Nordic (the “Services Agreement”).

The Letter of Intent further provides that Nordic will begin providing clinical trial services relating to the Phase 2 clinical study of the Company’s BA058 Transdermal product, as contemplated by the Services Agreement and the draft Work Statement NB-2. Payments in cash to be made by the Company to Nordic under the Letter of Intent in connection with the services to be provided are denominated in both euros and U.S. dollars and total up to €3.5 million ($4.4 million) and $257,856, respectively. In addition, the Company will issue to Nordic, subject to the execution of the Work Statement NB-2 and the Stock Issuance Agreement Amendment, shares of its Series A-6 Convertible Preferred Stock having a value of at least $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Services Agreement.

The Letter of Intent will terminate on the earlier of (1) the date on which the Company and Nordic enter into the Work Statement NB-2 and the Stock Issuance Agreement Amendment and (2) September 30, 2012.

Amendment to Side Letter Agreement

On July 26, 2012, the Company entered into an Amendment (the “Side Letter Amendment”) to that certain Side Letter Agreement, dated March 29, 2011, between the Company and Nordic (the “Side Letter”). The Side Letter had provided that, upon entry into the Work Statement NB-2, a portion of the price for the services to be performed by Nordic thereunder would be paid in cash, and a portion would be paid in shares of the Company’s Series A-6 Convertible Preferred Stock worth at least $4.0 million. The Side Letter Amendment amends the Side Letter to provide that the value of the Series A-6 Convertible Preferred Stock issued as part of the payment made under the Work Statement NB-2 will be at least $2.9 million.

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

Overview

We are a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. We have three product candidates in development, the most advanced of which is BA058. We have begun dosing subjects in a pivotal Phase 3 clinical study of BA058 Injection for the prevention of fractures in women suffering from osteoporosis. We are also developing BA058 Microneedle Patch, a short wear time, transdermal form of BA058 that is based on a microneedle technology from 3M Drug Delivery Systems, or 3M. We expect to have a Phase 2 clinical study of BA058 Microneedle Patch begin in the third quarter of 2012, and expect top-line data from this study to be available in the second half of 2013. We believe that BA058 Microneedle Patch may eliminate the need for injections and lead to better treatment compliance for patients. Our second clinical-stage product candidate is RAD1901, which has completed an initial Phase 2a clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. Our third product candidate, RAD140, is in preclinical development and is a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis.

BA058 is a novel synthetic peptide analog of hPTHrP we are developing as a bone anabolic treatment for osteoporosis. hPTHrP is a critical cytokine for the regulation of bone formation, able to rebuild bone with low associated risk of inducing hypercalcemia as a side effect. In August 2009, we announced positive Phase 2 data that showed BA058 Injection produced faster and greater bone mineral density, or BMD, increases at the spine and the hip after six months and 12 months of treatment than did Forteo, which was a comparator in our study. Key findings were that the highest dose of BA058 tested of 80 µg increased mean lumbar spine BMD at six months and 12 months by 6.7% and 12.9% compared to the increases seen with Forteo trial arms of 5.5% and 8.6%, respectively. BA058 also produced increases in mean femoral neck BMD at the hip at six months and 12 months of 3.1% and 4.1% compared to increases for Forteo of 1.1% and 2.2%, respectively. We believe there is a strong correlation between an increased level of BMD and a reduction in the risk of fracture for patients with osteoporosis. BA058 was generally safe and well tolerated in this study, with adverse events similar between BA058, placebo and Forteo groups. In addition, the occurrence of hypercalcemia as a side effect for the 80 µg dose of BA058 was half that seen with Forteo. In April 2011, we began the dosing of subjects in a pivotal Phase 3 clinical study managed by Nordic Bioscience Clinical Development VII A/S, or Nordic, and expect to report top-line 18 month fracture data from this study in the second half of 2014. We designed this Phase 3 study to enroll a total of 2,400 patients to be randomized equally to receive daily doses of one of the following: 80 micrograms (µg) of BA058, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. The study is powered to show that BA058 is superior to placebo for prevention of vertebral fracture. The study is also powered to show that BA058 is superior to Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient’s blood is above normal.

In early 2012, we received a letter from the U.S. Food and Drug Administration, or the FDA, stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis. Our ongoing BA058 Injection pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. The FDA’s letter solicited a meeting to review the status of our Phase 3 clinical study and discuss options for fulfilling the FDA’s new request for 24-month fracture data in the context of the ongoing Phase 3 study. We subsequently met with the FDA and exchanged correspondence to discuss satisfying the 24-month data request while preserving the current 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our New Drug Application, or NDA, includes the 24-month fracture data derived from a 6-month extension of the BA058 80 µg and placebo groups in our Phase 3 study that will receive daily oral doses of alendronate (generic Fosamax®) or other standard of care for osteoporosis management. We intend to include the 24-month fracture data in our NDA submission, as requested by the FDA.

Our efforts and resources are focused primarily on developing BA058 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any revenue from product sales until we receive approval for BA058 Injection from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen delays during the course of developing BA058, we do not expect to complete development and file the NDA submission for BA058 Injection until approximately mid-2015 and/or BA058 Microneedle Patch until approximately mid-2017. Accordingly, our success depends not only on the safety and efficacy of BA058, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval. Our ability to raise this additional financing will depend on our ability to execute on the BA058 development plan, complete patient enrollment in clinical studies in a timely fashion, manage and coordinate on a cost-effective basis all the required components of the NDA submission for BA058 Injection and scale-up BA058 Injection and BA058 Microneedle Patch manufacturing capacity, as well as overall capital market conditions for companies with limited operating histories.

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

Our lead product candidate is BA058 and it represents the largest portion of our research and development expenses for our product candidates. BA058 is a novel synthetic peptide analog of hPTHrP being developed by us as a treatment for osteoporosis in both injection and transdermal methods of administration. BA058 Injection is currently in a Phase 3 study and BA058 Microneedle Patch is expected to be in a Phase 2 clinical study commencing in the third quarter of 2012, with top-line data expected to be available in the second half of 2013. Our other clinical-stage program is RAD1901, a SERM, which has completed an initial Phase 2a clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. A Phase 2 study is designed to test the efficacy of a novel treatment and confirm the safety profile established in a Phase 1 trial. Our third product candidate is RAD140, a SARM, which is in preclinical development.

The following table sets forth our research and development expenses related to BA058 Injection, BA058 Microneedle Patch, RAD1901 and RAD140 for the three-month periods ended June 30, 2012 and 2011. No research and development expenses in relation to our product candidates are currently borne by third parties. We began tracking program expenses for BA058 Injection in 2005, and program expenses from inception to June 30, 2012 were approximately $73.6 million. We began tracking program expenses for BA058 Microneedle Patch in 2007, and program expenses from inception to June 30, 2012 were approximately $14.1 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to June 30, 2012 were approximately $15.4 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to June 30, 2012 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

	Three months		Six months
	ended June 30,		ended June 30,
(In thousands)	2012	2011	2012	2011
BA058 Injection	$12,492	$13,797	$20,166	$16,774
BA058 Microneedle Patch	1,063	2,184	2,209	2,758
RAD1901	—	—	—	—
RAD140	—	3	18	23

The majority of our external costs are spent on BA058, as costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline. In April 2011, we began the dosing of patients in a pivotal Phase 3 clinical study of BA058 Injection for the treatment of osteoporosis. In addition, we expect to begin a Phase 2 clinical study of BA058 Microneedle Patch in the third quarter of 2012, and expect top-line data from this study to be available in the second half of 2013. We expect that future development costs related to BA058 Injection and BA058 Microneedle Patch programs will increase significantly through possible marketing approval in the United States for BA058 Injection in mid-2016 and for BA058 Microneedle Patch in mid-2018. For BA058 Injection, we estimate that future development costs may exceed $118.0 million including $88.0 million for clinical costs, $17.0 million for license and milestone payments and NDA filing fees, $7.0 million for preclinical costs and $6.0 million for manufacturing costs. For BA058 Microneedle Patch, we estimate that future development costs may exceed $43.0 million, including $28.0 million for clinical costs, $11.0 million for manufacturing costs, $4.0 million for preclinical costs and NDA filing fees. We expect to finance these future development costs of BA058 with our existing cash and cash equivalents and marketable securities and future offerings of our common stock or preferred stock. In addition, our current strategy is to collaborate with third parties for the further development and commercialization of RAD1901 and RAD140. Therefore, we do not expect that we will incur substantial future costs for these programs because we expect these costs to be borne by third parties. Our ability to further develop these product candidates will be dependent upon our ability to secure third-party collaborators, and it is not possible to project the future development costs for RAD1901 and RAD140 or possible marketing approval timeline at this time.

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

•we may experience delays in the enrollment of patients in our ongoing Phase 3 clinical trial;

•we may not be able to demonstrate that BA058 is safe and effective as a treatment for osteoporosis to the satisfaction of the FDA;

•the results of our clinical studies may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

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

•the FDA may not accept data generated at our clinical study sites;

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

In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis, and our ongoing BA058 Injection pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the BA058 80 µg and placebo groups in our Phase 3 study that will receive daily oral doses of alendronate (generic Fosamax®) or other standard of care for osteoporosis management.We cannot be certain that the FDA will not change this approval policy again, or adopt other approval policies or regulations that adversely affect an NDA that we may submit.

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

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Compensation expense for options granted to employees and directors represent the difference between the fair value of our common stock and the exercise price of the options at the date of grant. Compensation for options granted to consultants has been determined based upon the fair value of the equity instruments issued and the unvested portion of such option grants is remeasured at each reporting period. The stock-based compensation expense is included in the respective categories of expense in the statement of operations (research and development and general and administrative expenses). We expect to record additional non-cash compensation expense in the future, which may be significant.

Interest Income and Interest Expense

Interest income reflects interest earned on our cash, cash equivalents and marketable securities.

Interest expense reflects interest due under our current credit facility, which we entered into on May 23, 2011 and pursuant to which we borrowed an aggregate of $12.5 million during the year ended December 31, 2011 and $12.5 million during the three months ended June 30, 2012.

Other Income and Other Expense

Other expense primarily reflects changes in the fair value of the Series A-6 preferred stock liability from the date of the initial accrual to the reporting date as discussed in Note 12 to our condensed quarterly financial statements for the period ended June 30, 2012.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements. The discussion under “Results of Operations” discusses results for the three and six months ended June 30, 2012 in comparison with the three and six months ended June 30, 2011. The results for the three and six months ended June 30, 2011 include the results of the Former Operating Company. The results for the three and six months ended June 30, 2012 are post-Merger results.

	Three months		Six months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Operating expenses:
Research and development	$14,499	$16,553	$24,366	$20,689
General and administrative	2,179	945	4,291	1,842
Loss from operations	(16,678)	(17,498)	(28,657)	(22,531)
Interest income	18	6	35	20
Other income (expense)	(717)	12	(1,184)	22
Interest expense	(584)	(108)	(1,027)	(108)
Net loss	$(17,961)	$(17,588)	$(30,833)	$(22,597)

Three months ended June 30, 2012 and 2011

	Three months
	Ended June 30,		Change
	2012	2011	$	%
	(In thousands)
Operating expenses:
Research and development	$14,499	$16,553	(2,054)	-12%
General and administrative	2,179	945	1,234	131%
Loss from operations	(16,678)	(17,498)	820	-5%
Interest income	18	6	12	200%
Other income (expense)	(717)	12	(729)	-6075%
Interest expense	(584)	(108)	(476)	441%
Net loss	$(17,961)	$(17,588)	(373)	2%

Research and development expenses: For the three months ended June 30, 2012, research and development expense was $14.5 million compared to $16.6 million for the three months ended June 30, 2011, a decrease of $2.1 million and 12%. For the three months ended June 30, 2012, we incurred professional contract services associated with the development of BA058 Injection of $12.5 million compared to $13.8 million for the three months ended June 30, 2011. The decrease was primarily the result of both higher startup expenses incurred in 2011 for the initiation of the Phase 3 study of BA058 Injection, which began with the dosing of patients in April 2011, as well as lower contract services costs associated with the development of the BA058 Microneedle Patch in 2012. We expect that BA058 Injection expenses will be maintained or increase over the course of the Phase 3 study. However, there will be variability from quarter to quarter driven primarily by the rate of patient enrollment, the euro/dollar exchange rate, and fluctuations in the value of Radius stock issued to Nordic under the Stock Issuance Agreement.

General and administrative expenses: For the three months ended June 30, 2012, general and administrative expense was $2.2 million compared to $0.9 million for the three months ended June 30, 2011, an increase of $1.2 million and 131%. The increase is primarily the result of increased legal fees, including costs associated with maintaining our intellectual property portfolio and costs associated with being a public company, and additional personnel.

Other income (expense): For the three months ended June 30, 2012, other expense, net of other income, was $717,000. Other expense primarily reflects changes in the fair value of the Series A-6 liability from the date of the initial accrual to the reporting date as discussed in Note 12 to our condensed quarterly financial statements for the period ended June 30, 2012.

Interest expense: For the three months ended June 30, 2012, interest expense was $584,000. Interest expense reflects interest due on our loan and security agreement with Oxford Finance and GECC, which was effective on May 23, 2011.

Six months ended June 30, 2012 and 2011

	Six months
	Ended June 30,		Change
	2012	2011	$	%
	(In thousands)
Operating expenses:
Research and development	$24,366	$20,689	3,677	18%
General and administrative	4,291	1,842	2,449	133%
Loss from operations	(28,657)	(22,531)	(6,126)	27%
Interest income	35	20	15	75%
Other income (expense)	(1,184)	22	(1,206)	-5482%
Interest expense	(1,027)	(108)	(919)	851%
Net loss	$(30,833)	$(22,597)	(8,236)	36%

Research and development expenses: For the six months ended June 30, 2012, research and development expense was $24.4 million compared to $20.7 million for the six months ended June 30, 2011, an increase of $3.7 million and 18%. For the six months ended June 30, 2012, we incurred professional contract services associated with the development of BA058 Injection of $20.2 million compared to $16.8 million for the six months ended June 30, 2011. The increase was primarily the result of expenses incurred for continuing enrollment of patients in our Phase 3 study of BA058 Injection, which began with the dosing of patients in April 2011. We expect this higher level of BA058 Injection expenses to be maintained or increase over the course of the Phase 3 study. However, there will be variability from quarter to quarter driven primarily by the rate of patient enrollment, the euro/dollar exchange rate, and fluctuations in the value of Radius stock issued to Nordic under the Stock Issuance Agreement. Offsetting these increases, we incurred $550,000 less in contract services associated with the development of BA058 Microneedle Patch in relation to the manufacture of Phase 2 clinical supplies.

General and administrative expenses: For the six months ended June 30, 2012, general and administrative expense was $4.3 million compared to $1.8 million for the six months ended June 30, 2011, an increase of $2.4 million and 133%. The increase is primarily the result of increased legal fees, including costs associated with maintaining our intellectual property portfolio and costs associated with being a public company, and additional personnel.

Other income (expense): For the six months ended June 30, 2012, other expense, net of other income, was $1.2 million. Other expense primarily reflects changes in the fair value of the Series A-6 liability from the date of the initial accrual to the reporting date as discussed in Note 12 to our condensed quarterly financial statements for the period ended June 30, 2012.

Interest expense: For the six months ended June 30, 2012, interest expense was $1.0 million. Interest expense reflects interest due on our loan and security agreement with Oxford Finance and GECC, which was effective on May 23, 2011.

Liquidity and Capital Resources

From inception to June 30, 2012, we have incurred an accumulated deficit of $156.1 million primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities.

We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5.0 million in fees associated with an option agreement. We have also borrowed $25.0 million under our credit facility in three term loans. Our total cash, cash equivalents and marketable securities balance as of June 30, 2012 was $45.9 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six months ended
	June 30,		Change
	2012	2011	$	%
	(In thousands)

Net cash provided by (used in):
Operating activities	$(22,406)	$(19,625)	$(2,781)	-14%
Investing activities	4,508	7,948	(3,440)	-43%
Financing activities	$11,602	$26,431	$(14,829)	-56%

Net increase in cash and cash equivalents	$(6,296)	$14,754	$(21,050)	-143%

Cash Flows From Operating Activities

Our operating activities used cash of $22.4 million and $19.6 million for the six months ended June 30, 2012 and 2011, respectively. The increase in the net cash used in operating activities was primarily attributed to a $3.7 million increase in research and development expense, which is primarily the result of expenses incurred for continuing enrollment of patients in our Phase 3 study of BA058 Injection, which began with the dosing of patients in April 2011. We expect this higher level of BA058 Injection expenses to be maintained or increase over the course of the Phase 3 study.

Cash Flows From Investing Activities

Our investing activities provided cash of $4.5 million and $7.9 million for the six months ended June 30, 2012 and 2011, respectively. The cash provided by investing activities for both the six months ended June 30, 2012 and 2011 was primarily due to the sales and maturities of our short-term investments.

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

Cash Flows From Financing Activities

Our financing activities provided cash of $11.6 million and $26.4 million for the six months ended June 30, 2012 and 2011, respectively. The cash provided by financing activities for the six months ended June 30, 2012 consists of $12.5 million of net proceeds from our note payable and $258,000 of net proceeds from stock option exercises, offset by $1.1 million of payments on our notes payable.  The cash provided by financing activities for the six months ended June 30, 2011 consists of $20.5 million of net proceeds from the issuance of common stock, $5.9 million of net proceeds from our note payable and $152,000 of net proceeds from stock option exercises.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and potential collaboration agreements. Through June 30, 2012, almost all of our financing has been through private placements of preferred stock and borrowings under our credit facility. We will seek to continue to fund operations from cash on hand and through additional equity and/or debt financing and potential collaboration agreements. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that our existing resources will be sufficient to fund our planned operations into the first quarter of 2013. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. After such date, we will need additional financing until we can achieve profitability, if ever, including funds to conduct clinical and non-clinical studies, achieve regulatory approvals and, subject to such approvals, commercially launch our product candidates. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Financings

On May 23, 2011, we entered into our credit facility with GECC, as agent and a lender, and Oxford Finance, as a lender, consisting of three term loans, pursuant to which we may draw an aggregate of $25.0 million. We drew $12.5 million under the initial and second term loans in the year ended December 31, 2011 and $12.5 million under the third term loan in the three months ended June 30, 2012. In connection with the funding of the third term loan, we issued warrants to purchase an additional 6,140 shares of Series A-1 at a purchase price of $81.42 per share. The exercise period of each warrant is 10 years from the date of issuance.

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

In December 2011, we entered into an amendment to the Work Statement, or the First Amendment. Pursuant to the original terms of the Work Statement, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment provide for two additional countries (the United States and India) in which the study will be conducted, specify a certain number of sites within each such additional country for the conduct of the study, and amend various terms and provisions of the Work Statement to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by us to Nordic under the First Amendment in connection with the conduct of the study in such additional countries are denominated in both euros and U.S. dollars and total up to both €717,700 ($909,182) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to both €1.2 million ($1.5 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, we entered into a second amendment to the Work Statement, or the Second Amendment. Pursuant to the original terms of the Work Statement, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (i) increase the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (ii) specify a certain number of sites within each country for the conduct of the study, and (iii) amend various terms and provisions of the Work Statement to reflect additional services provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of Series A-6 under the related Stock Issuance Agreement shall each be reduced by an amount of €11,941 ($15,127) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the extra services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total €3.7 million ($4.7 million) and $205,540, respectively.

Pursuant to the Work Statement, we are required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($52.1 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Clinical Study.

Pursuant to the Stock Issuance Agreement, as amended, Nordic agreed to purchase the equivalent of €371,864 of series A-5 preferred stock at $8.142 per share, and we sold 64,430 shares of series A-5 preferred stock to Nordic on May 17, 2011, for proceeds of $525,154 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of our Series A-5.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6, or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to €36.8 million ($46.6 million), or the Series A-5 Accruing Dividend. This right to receive the Series A-5 Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of series A-5 preferred stock or in the event the shares of Series A-5 are converted into common stock in accordance with our amended certificate of incorporation. As of June 30, 2012, 244,834 shares of Series A-6 preferred stock are due to Nordic, or after the automatic conversion into common stock of our convertible preferred stock, 2,448,340 shares of common stock.

We recorded $6.9 million and $11.8 million of research and development expense in the three- and six month periods ended June 30, 2012 for per-patient costs incurred for patients that had enrolled in the Clinical Study as of June 30, 2012. As of June 30, 2012, in addition to the $17.5 million liability that is reflected in other liabilities on the Balance Sheet that will be settled in shares of Series A-6 or common stock, as noted above, we have an asset resulting from payments to Nordic of approximately $4.6 million that is included in prepaid expenses on the Balance Sheet.

We are also responsible for certain pass through costs in connection with the Clinical Study.  We recognized research and development expense of $3.6 million and $4.9 million for pass through costs in the three- and six-month periods ended June 30, 2012.

License Agreement Obligations

BA058

In September 2005, we exclusively licensed the worldwide rights (except Japan) to BA058 and analogs from an affiliate of Ipsen Pharma SAS, or Ipsen, including US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims BA058 and US Patent No. 6,544,949, (effective filing date March 26, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims methods of treating osteoporosis using BA058 and pharmaceutical compositions comprising BA058, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to BA058, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770, (effective filing date October 3, 2007, statutory term expires October 3, 2027, plus 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO), US Patent No. 8,148,333 (effective filing date October 3, 2007, statutory term expires October 3, 2027 plus 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide (excluding Japan) that cover the method of treating osteoporosis using the Phase 3 clinical study dosage strength and form. In consideration for the rights to BA058 and in recognition of certain milestones having been met as of December 31, 2011, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($12.7 million to $45.6 million). Should BA058 become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense BA058 to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

Net Operating Loss Carryforwards

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $128.3 million and $109.7 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2023 and 2012 for federal and state purposes, respectively.

Under Section 382 of the Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. The private placements and other transactions that have occurred since our inception may have triggered an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of prior private placements, sales of common stock by our existing stockholders or additional sales of common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study. In addition, we have not, as yet, conducted a study of research and development credit carryforwards. These studies may result in adjustments to our research and development credit carryforwards and net operating loss carryfowards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.

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

We are also exposed to market risk related to changes in interest rates. As of June 30, 2012 and December 31, 2011, we had cash, cash equivalents and short-term investments of $45.9 million and $56.7 million, respectively, consisting of money market funds, U.S. Treasuries, Certificates of Deposit and cash equivalents. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we would not expect our operations results or cash flows to be affected by any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any hard to value investment securities or securities for which a market is not readily available or active.

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

We have a history of net losses and expect to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. We had a net loss of $18.0 million for the three months ended June 30, 2012, $42.5 million for the year ended December 31, 2011 and $14.6 million for the year ended December 31, 2010. As of June 30, 2012, we had an accumulated deficit of $156.1 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•continue to undertake preclinical development and clinical trials for product candidates;

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are BA058, RAD1901 and RAD140, and none of these products candidates is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, borrowings, licensing fees and grants and, potentially, future offerings of our securities. We believe that our existing resources will be sufficient to fund our planned operations into the first quarter of 2013. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

Our credit facility imposes significant restrictions on our business, and if we default on our obligations, the lenders would have a right to foreclose on substantially all our assets.

In May 2011, we entered into our $25.0 million credit facility with GECC, as agent and lender, and Oxford Finance, as lender. We drew $12.5 million and $12.5 million under our credit facility during 2011 and 2012, respectively. Our credit facility contains a number of covenants that impose significant operating and financial restrictions on us. These covenants limit our ability to:

•dispose of our business or certain assets;

•change our business, management, ownership or business locations;

•incur additional debt or liens;

•make certain investments or declare dividends;

•acquire or merge with another entity for consideration in excess of an allowable amount;

•engage in transactions with affiliates; or

•encumber our intellectual property.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

•continuing to undertake preclinical development and clinical trials;

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

•we may experience delays in the enrollment of patients in our ongoing Phase 3 clinical trial;

•we may not be able to demonstrate that BA058 is safe and effective as a treatment for osteoporosis to the satisfaction of the FDA;

•the results of our clinical studies may not meet the level of statistical or clinical significance required by the FDA for marketing approval; the FDA may disagree with the number, design, size, conduct or implementation of our clinical studies;

•the CRO that we retain to conduct clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

•the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that BA058’s clinical and other benefits outweigh its safety risks;

•the FDA may disagree with our interpretation of data from our preclinical studies and clinical studies or may require that we conduct additional studies;

•the FDA may not accept data generated at our clinical study sites;

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

•the FDA may require development of a REMS as a condition of approval; or

•the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers.

In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis, and our ongoing BA058 Injection pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the BA058 80 µg and placebo groups in our Phase 3 study that will receive daily oral doses of alendronate (generic Fosamax®) or other standard of care for osteoporosis management. We cannot be certain that the FDA will not change this approval policy again, or adopt other approval policies or regulations that adversely affect any NDA that we may submit.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. A substantial portion of our BA058 development costs are denominated in euro and any adverse movement in the dollar/euro exchange rate will result in increased costs and require us to raise additional capital to complete the development of our products. The clinical trial process is also time consuming. We estimate that clinical trials of BA058 Injection will take several additional years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•unforeseen safety issues;

•determination of dosing issues;

•lack of effectiveness during clinical trials; slower than expected rates of patient recruitment and enrollment;

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

In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•restrictions on such products, manufacturers or manufacturing processes;

•restrictions on the labeling or marketing of a product;

•restrictions on product distribution or use;

•requirements to conduct post-marketing clinical trials;

•warning or untitled letters;

•withdrawal of the products from the market;

•refusal to approve pending applications or supplements to approved applications that we submit;

•recall of products;

•fines, restitution or disgorgement of profits or revenue;

•suspension or withdrawal of marketing approvals;

•refusal to permit the import or export of our products;

•product seizure; or

•injunctions or the imposition of civil or criminal penalties.

Physicians and patients may not accept and use our drugs.

Even if the FDA approves one or more of our product candidates, physicians and patients may not accept and use them. Acceptance and use of any of our products will depend upon a number of factors including:

•perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drug;

•cost-effectiveness of our product relative to competing products;

•availability of coverage and reimbursement for our product from government or other healthcare payers; and

•effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

In consideration of Nordic’s management of this Phase 3 study, we agreed to make various cash payments to Nordic over the course of the Phase 3 study equal to a total of up to approximately €41.2 million ($52.1 million) and a total of up to approximately $3.2 million. We also agreed to sell shares of capital stock to Nordic that were exchanged in the Merger for 6,443 shares of our Series A-5 preferred stock for proceeds of approximately $525,000. These shares of our Series A-5 preferred stock will automatically convert into 64,430 shares of our common stock upon the listing of our common stock on a national securities exchange. Pursuant to the terms of our agreements with Nordic, we will also issue to Nordic shares of Series A-6 with an aggregate value of up to €36.8 million ($46.6 million). These shares of Series A-6 accrue at a quarterly rate based on the progress of the Phase 3 clinical study and are issuable at a price per share equal to the greater of $8.142 or the 20-day average of the closing price of our common stock at any time after our common stock is publicly traded.

The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control, including any negative outcome of the Phase 3 study. Accordingly, the shares of stock that we will issue to Nordic in consideration of Nordic’s management of the Phase 3 study may be less than the full value contemplated under our agreements with Nordic. As a result, the total consideration that Nordic will receive in cash and stock may be viewed to be below the market price paid by other companies for comparable clinical trial services.

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

While we are currently in discussions, to date, neither we nor our collaborators have entered into a long-term agreement with Lonza, Vetter or 3M, each of whom currently produce BA058 or related components on a purchase order basis for us. Accordingly, Lonza, Vetter and 3M could terminate their relationship with us at any time and for any reason. We may not be able to negotiate long-term agreements on acceptable terms, or at all. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce BA058 or related components in required quantities, on a timely basis or at all, or if we are forced to accept unfavorable terms for our future relationship, our business and financial condition would be materially harmed. If any of our current product candidates or any product candidates we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs or related components. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•We may be unable to identify manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•Our third-party manufacturers might be unable to formulate and manufacture our drugs or related components in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

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

•developing drugs;

•undertaking preclinical testing and human clinical trials;

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

Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement will be available from:

•government and health administration authorities; private health maintenance organizations and health insurers; and

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

•abandon an infringing drug candidate;

•redesign our products or processes to avoid infringement;

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

From time to time, legislation is implemented to reign in rising healthcare expenditures. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA. PPACA includes a number of provisions affecting the pharmaceutical industry, including annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning in 2011, and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. In addition, among other things, PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. Congress has proposed a number of legislative initiatives to alter PPACA, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to certain provisions of PPACA or its entirety. In addition, other legislative changes have been proposed and adopted since PPACA was enacted. Most recently, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which may result in such changes as aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013. The full impact on our business of PPACA and the Budget Control Act is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the pharmaceutical industry generally.

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

We are subject to several healthcare regulations and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•the federal transparency requirements under PPACA, which require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

•federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

We may enter into business combinations and acquisitions. We have limited experience in making acquisitions, which are typically accompanied by a number of risks, including:

•the difficulty of integrating the operations and personnel of the acquired companies;

•the potential disruption of our ongoing business and distraction of management;

•potential unknown liabilities and expenses;

•the failure to achieve the expected benefits of the combination or acquisition;

•the maintenance of acceptable standards, controls, procedures and policies; and

•the impairment of relationships with employees as a result of any integration of new management and other personnel.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of June 30, 2012, we had an accumulated deficit of $156.1 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of BA058 Injection and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

As a public reporting company, we are subject to the Sarbanes-Oxley Act, as well as the information and reporting requirements of the Exchange Act and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately held. We were not currently subject to Section 404 of the Sarbanes-Oxley Act, but may be subject to Section 404 in the future. Section 404 may require us, on an annual basis, to review and evaluate our internal controls, and may require our independent auditors to attest to the effectiveness of our internal controls. Any failure by us to maintain the effectiveness of our internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse effect on our business, operating results and stock price.

For so long as shares of our preferred stock remain outstanding, if we are sold in a transaction yielding less than the liquidation preference payable in the aggregate to holders of outstanding preferred stock, holders of our common stock may not receive any proceeds from such transaction and may lose their investment entirely.

As of June 30, 2012, we had outstanding 855,116 shares of common stock; 939,612 shares of Series A-1; 983,208 shares of Series A-2; 142,227 shares of Series A-3; 3,998 shares of Series A-4; 6,443 shares of Series A-5; warrants to acquire 14,734 shares of Series A-1; and warrants to acquire 266 shares of Common Stock. As more fully described herein and in our Certificate of Incorporation, holders of shares of our preferred stock outstanding at the time of a sale or liquidation will have a right to receive proceeds, if any, from any such transactions, before any payments are made to holders of our common stock. In the event that there are not enough proceeds to satisfy the entire liquidation preference of our preferred stock, holders of our common stock will receive nothing in respect of their equity holdings.

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

As of June 30, 2012, our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, own, in the aggregate, substantially all of our outstanding voting stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•delaying, deferring or preventing a change in corporate control;

•impeding a merger, consolidation, takeover or other business combination involving us; or

•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; and

•the requirement that a special meeting of stockholders may be called only by the directors or any officer instructed by the directors to call the meeting, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

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

As of December 31, 2011, we had $128.3 million of federal and $109.7 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

Item 2.                                           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                           Defaults Upon Senior Securities

None.

Item 4.                                           Mine Safety Disclosures

None.

Item 5.                                           Other Information

None.

Item 6.                                           Exhibits.

The following is an index of the exhibits included in this report:

Exhibit
No.	Description

10.1	Third Amendment to Loan and Security Agreement, dated as of May 29, 2012, by and among the Company, General Electric Capital Corporation and Oxford Finance LLC(1)

10.2	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 29, 2012, issued by the Company to GE Capital Equity Investments(1)

10.3	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 29, 2012, issued by the Company to Oxford Finance LLC(1)

10.4	Clinical Trial Services Agreement Amendment No. 2 to Work Statement NB-1, effective as of June 18, 2012, by and between the Company and Nordic Bioscience Clinical Development VII A/S*(2)

31.1

Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended June 30, 2012

31.2

Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended June 30, 2012

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Radius Health, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extenisble Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statement of Operations, (iii) the Condensed Statements of Cash Flows and (iv) the Notes to Unaudited Financial Statements

(1)        Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 4, 2012.

(2)        Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2012.

* Confidential treatment has been granted with respect to portions of this exhibit.  Redacted portions of this exhibit have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ Michael S. Wyzga
Michael S. Wyzga
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2012

RADIUS HEALTH, INC.

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 7, 2012