Form 10-Q
period 2012-09-30
Radius Health, Inc.
filed 2012-11-14
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 14, 2012: 867,204 shares

RADIUS HEALTH, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2012

ON FORM 10-Q

CURRENCY AND CONVERSIONS

In this report, references to “dollar” or “$” are to the legal currency of the United States, and references to “euro” or “€” are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of September 28, 2012, which was €1.00 = $1.2856. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

Trademarks appearing in this report are the property of their respective holders.

Item 1. Financial Statements—Unaudited

Radius Health, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$20,449	$25,128
Marketable securities	14,755	31,580
Prepaid expenses and other current assets	4,231	6,682
Total current assets	39,435	63,390
Property and equipment, net	89	167
Other assets	45	80
Total assets	$39,569	$63,637

Liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$862	$313
Accrued expenses	4,481	3,590
Current portion of note payable	6,816	2,880
Total current liabilities	12,159	6,783

Note payable, net of current portion and discount	15,206	8,886
Warrant liability	849	450
Other liabilities	21,092	10,470

Series A-1 Convertible Preferred Stock, $.0001 par value; 1,000,000 shares authorized, 939,612 issued and outstanding at September 30, 2012 and December 31, 2011	70,337	65,675

Series A-2 Convertible Preferred Stock, $.0001 par value; 983,213 shares authorized, 983,208 issued and outstanding at September 30, 2012 and December 31, 2011	84,966	79,979

Series A-3 Convertible Preferred Stock, $.0001 par value; 142,230 shares authorized, 142,227 issued and outstanding at September 30, 2012 and December 31, 2011	10,929	10,208

Series A-4 Convertible Preferred Stock, $.0001 par value; 4,000 shares authorized, 3,998 issued and outstanding at September 30, 2012 and December 31, 2011	271	271

Series A-5 Convertible Preferred Stock, $.0001 par value; 7,000 shares authorized, 6,443 issued and outstanding at September 30, 2012 and December 31, 2011	525	525

Series A-6 Convertible Preferred Stock, $.0001 par value; 800,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Stockholders’ deficit:
Common stock, $.0001 par value; 100,000,000 shares authorized, 863,551 and 645,399 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in-capital	—	2,744
Accumulated other comprehensive income	3	5
Accumulated deficit	(176,768)	(122,359)
Total stockholders’ deficit	(176,765)	(119,610)

Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ deficit	$39,569	$63,637

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Condensed Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Operating expenses:
Research and development	$14,173	$7,646	$38,539	$28,336
General and administrative	1,918	1,221	6,209	3,062

Loss from operations	(16,091)	(8,867)	(44,748)	(31,398)
Interest income	18	2	53	22
Other (expense) income	(604)	(301)	(1,788)	(279)
Interest expense	(853)	(258)	(1,880)	(366)

Net loss	$(17,530)	$(9,424)	$(48,363)	$(32,021)

Comprehensive loss	$(17,537)	$(9,424)	$(48,365)	$(32,018)
(Loss) income attributable to common stockholders - basic and diluted (Note 4)	$(21,090)	$(11,950)	$(58,733)	$713

(Loss) income per share (Note 4):
Basic	$(24.53)	$(20.17)	$(70.76)	$1.53
Diluted	$(24.53)	$(20.17)	$(70.76)	$0.21
Weighted average shares:
Basic	859,769	592,459	830,068	467,488
Diluted	859,769	592,459	830,068	3,406,615

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited, in thousands except share amounts)

															Additional	Accumulated
															Paid	Other		Total
	Convertible Preferred Stock														In	Comprehensive	Accumulated	Stockholders’
	Series A-1		Series A-2		Series A-3		Series A-4		Series A-5		Series A-6		Common Stock		Capital	Income (Loss)	Deficit	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2011	939,612	$65,675	983,208	$79,979	142,227	$10,208	3,998	$271	6,443	$525	—	$—	645,399	$—	$2,744	$5	$(122,359)	$(119,610)
Net loss																	(48,363)	(48,363)
Unrealized gain from available-for-sale securities																(2)		(2)
Total comprehensive loss																		(48,365)
Accretion of dividends on preferred stock		4,662		4,987		721									(4,324)		(6,046)	(10,370)
Stock-based compensation expense															1,311			1,311
Stock options exercised													218,152		269			269
Balance at September 30, 2012	939,612	$70,337	983,208	$84,966	142,227	$10,929	3,998	$271	6,443	$525	—	$—	863,551	$—	$—	$3	$(176,768)	$(176,765)

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011

Operating activities
Net loss	$(48,363)	$(32,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33	23
Stock-based compensation expense	1,311	132
Research and development expense to be settled in stock	6,872	7,074
Amortization of premium (accretion of discount) on short-term investments, net	98	21
Non-cash interest	339	102
Change in fair value of warrant liability, other current assets and other liability	1,766	310
Milestone payment settled with stock	—	1,410
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,437	(2,961)
Other long-term assets	35	(2)
Accounts payable	549	1,360
Accrued expenses	891	(75)

Net cash used in operating activities	(32,032)	(24,627)
Investing activities
Purchases of property and equipment	—	(45)
Proceeds from sale of equipment	45	—
Purchases of marketable securities	(18,989)	(899)
Sales and maturities of marketable securities	35,714	8,850

Net cash provided by investing activities	16,770	7,906
Financing activities
Proceeds from the exercise of stock options	269	153
Net proceeds from the issuance of preferred stock	—	20,098
Proceeds on note payable, net	12,469	5,883
Deferred financing costs	—	(56)
Payments on note payable	(2,155)	—
Net cash provided by financing activities	10,583	26,078

Net (decrease) increase in cash and cash equivalents	(4,679)	9,357
Cash and cash equivalents at beginning of period	25,128	10,582
Cash and cash equivalents at end of period	$20,449	$19,939

Supplemental disclosures
Cash paid for interest	$1,311	$178
Non-cash financing activities
Fair value of preferred stock issued in the recapitalization, net of issuance costs	$—	$85,879
Accretion of dividends on preferred stock	$10,370	$8,121
Fair value of warrants issued	$379	$217

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Radius Health, Inc. (“Radius” or the “Company”), which was formerly known as MPM Acquisition Corp., is a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. The Company’s lead product candidate, currently in Phase 3 clinical development, is BA058-SC, a daily subcutaneous injection of novel synthetic peptide analog of human parathyroid hormone-related protein (“hPTHrP”) for the treatment of osteoporosis.  The BA058-SC Phase 3 study began dosing patients in April 2011. The Company is also developing BA058-TD, a short wear time, transdermal form of BA058 delivered using a microneedle technology from 3M Drug Delivery Systems (“3M”), for which the Company commenced a Phase 2 clinical study during the third quarter of 2012, with top-line data expected to be available in the third quarter of 2013. The Company also has two other product candidates, RAD1901, a selective estrogen receptor modulator, in Phase 2 clinical development for the treatment of vasomotor symptoms (hot flashes) in women entering menopause, and RAD140, a selective androgen receptor modulator, currently in preclinical development as a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis. As used throughout these financial statements, the terms “Radius,” “Company,” “we,” “us” and “our” refer to Radius Health, Inc. (f/k/a MPM Acquisition Corp.).

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

The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company’s product candidates, competition for its product candidates, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has an accumulated deficit of $176.8 million through September 30, 2012. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. The Company intends to obtain additional equity and/or debt financing in order to meet working capital requirements and to further develop its product candidates. The Company believes that its existing cash and cash equivalents and marketable securities as of September 30, 2012 are sufficient to finance its operations, including its obligations under the Nordic agreement described in note 12, until the end of the first quarter of 2013.

2. Basis of Presentation

The accompanying unaudited condensed financial statements and the related disclosures of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012. Subsequent events have been evaluated up to the date of issuance of these financials.  For further information, refer to the financial statements and footnotes included in the Company’s audited financial statements for the year ended December 31, 2011 included in the Company’s Registration Statement on Form S-1/A filed with the SEC on October 19, 2012.

3. Summary of Significant Accounting Policies

The significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011 related to accrued clinical expenses, research and development expenses, stock-based compensation, accrued expenses and income taxes. There were no changes to significant accounting policies in the three months ended September 30, 2012.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”), which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company adopted ASU No. 2011-05 on January 1, 2012. Its adoption did not have a material impact on the Company’s financial statements or results of operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 82) —Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs “ (“ASU No. 2011-04”). The amendments in this update ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 on January 1, 2012. Its adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

4. Net (Loss) Income Per Share

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except share and per share numbers):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(17,530)	$(9,424)	$(48,363)	$(32,021)
Extinguishment of preferred stock	—	—	—	60,937
Accretion of preferred stock	(3,560)	(2,526)	(10,370)	(8,121)
Earnings attributable to participating preferred stockholders	—	—	—	(20,082)
Earnings (loss) attributable to common stockholders - basic	(21,090)	(11,950)	(58,733)	713
Effect of dilutive convertible preferred stock	—	—	—	—
Earnings (loss) attributable to common stockholders - diluted	$(21,090)	$(11,950)	$(58,733)	$713

Denominator:
Weighted-average number of common shares used in earnings (loss) per share - basic	859,769	592,459	830,068	467,488
Effect of dilutive options to purchase common stock	—	—	—	416,936
Effect of dilutive convertible preferred stock	—	—	—	2,522,191
Weighted-average number of common shares used in earnings (loss) per share - diluted	859,769	592,459	830,068	3,406,615

Earnings (loss) per share - basic	$(24.53)	$(20.17)	$(70.76)	$1.53
Effect of dilutive options to purchase common stock	—	—	—	(0.72)
Effect of dilutive convertible preferred stock	—	—	—	(0.60)
Earnings (loss) per share - diluted	$(24.53)	$(20.17)	$(70.76)	$0.21

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Convertible preferred stock	4,758,216	1,607,747	4,161,270	6,666,555
Options to purchase common stock	3,934,488	1,282,165	3,887,672	278,810
Warrants	15,000	4,154	15,000	4,154

5. Marketable Securities

Available-for-sale marketable securities consist of the following (in thousands):

	As of September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Marketable securities:
Domestic corporate debt securities	$1,757	$—	$—	$1,757
Domestic corporate commercial paper	12,995	3	—	12,998
Total	$14,752	$3	$—	$14,755

	As of December 31, 2011
		Gross	Gross
	Carrying	Unrealized	Unrealized
	Value	Gains	Losses	Fair Value
Marketable securities:
Domestic corporate debt securities	$10,260	$—	$(6)	$10,254
Domestic corporate commercial paper	18,987	11	—	18,998
U.S. government securities	2,328	—	—	2,328
Total	$31,575	$11	$(6)	$31,580

The Company held one debt security at September 30, 2012 that had been in an unrealized loss position for less than 12 months. The fair value on this security was $0.8 million. The Company evaluated this security for other-than-temporary impairment based on quantitative and qualitative factors. The Company considered the decline in market value for the security to be primarily attributable to current economic and market conditions.  It is not more likely than not that the Company will be required to sell this security, and it does not intend to sell this security before the recovery of their amortized cost bases. Based on the Company’s analysis, it does not consider this investment to be other-than-temporarily impaired as of September 30, 2012.

The average remaining contractual term until maturity of the available-for-sale securities held as of September 30, 2012 was approximately one month.

6. Fair Value Measurements

The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Below are the three levels of inputs that may be used to measure fair value:

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed balance sheet as of September 30, 2012 (in thousands):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total

Assets
Marketable Securities
Domestic corporate debt securities (1)	$—	$1,757	$—	$1,757
Domestic corporate commercial paper (1)	—	12,998	—	12,998
Stock dividend asset (2)	—	—	2,682	2,682
	$—	$14,755	$2,682	$17,437

Liabilities
Warrant liability (2)	$—	$—	$849	$849
Other liability (2)	—	—	21,092	21,092
	$—	$—	$21,941	$21,941

(1)         Fair value is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.  Inputs are obtained from various sources include market participants, dealers and brokers.

(2)         Fair value is determined using the probability-weighted expected return model (“PWERM”), as discussed below.  Changes in the fair value of the Level 3  assets and liabilities are recorded as other income (expense) in the condensed statement of operations.

The stock dividend asset represents the prepaid balance of the accrued stock dividend (“stock dividend asset” or “stock asset”) to issue to Nordic Bioscience Clinical Development VII A/S (“Nordic”) (1) prior to the conversion of our preferred stock into common stock upon the listing of our common stock on the NASDAQ Global Market, shares of Series A-6 preferred stock (‘‘Series A-6’’), and (2) subsequent to such conversion, shares of our common stock (see note 12), and the amount of research and development expense related to stock dividend amounts being recognized ratably over the estimated per patient treatment period. The fair value of the stock asset is based upon the fair value of the Series A-6 as determined using PWERM, which considers the value of preferred and common stock based upon analysis of the future values for equity assuming various future outcomes. Accordingly, share value is based upon the probability weighted present value of expected future net cash flows, considering each of the possible future events, discount rate as determined using the capital asset pricing model, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (i) when possible future outcomes can be predicted with reasonable certainty; and (ii) when there is a complex capital structure (i.e., several classes of preferred and common stock). The Company utilized the PWERM approach in its valuation based on the Company’s expectations regarding the time to becoming a listed, publicly-traded entity as well as the Company’s Series A-1 financing and the initiation of the BA058-SC Phase 3 study that resolved sufficient uncertainty regarding a discrete range of outcomes that could be identified and evaluated. As such, the valuation of the stock dividend asset was determined using Level 3 inputs.

The warrant liability represents the liability for the warrants issued to a placement agent and to the lenders in connection with the execution of a loan and security agreement entered into in May 2011 (see note 8). The warrant liability is calculated using the Black-Scholes option pricing method. This method of valuation includes using inputs such as the fair value of the Company’s various classes of preferred stock, historical volatility, the term of the warrant and risk-free interest rates. The fair value of the Company’s shares of common and preferred stock was estimated using PWERM, as described above. As such, the valuation of the warrant liability was determined using Level 3 inputs.

The other liability represents the liability to issue stock to Nordic for services rendered in connection with the Company’s Phase 3 clinical study of BA058-SC. The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of the Series A-6 at each reporting date. The estimated fair value of the Series A-6 is determined using PWERM, as described above. As such the valuation of the other liability was determined using Level 3 inputs.

The Company’s Level 3 fair value measurements, related to its stock dividend asset, warrant liability and other liability, are based upon the fair value of the Company’s preferred stock. The following table provides quantitative information about the fair value measurement of the Company’s preferred stock, including significant unobservable inputs:

Instrument	Valuation Technique	Unobservable Input	Estimate
Preferred Stock	PWERM	• Time to becoming a listed, publicly-traded entity (years)	• 0.0 — 0.1
		• Probability of BA058 coming to market	• 70% — 80%
		• Discount rate	• 20% — 30%
		• Long-term revenue growth rate (1)	• 2% — 117%
		• Long-term revenue growth rate (2)	• 8% — 63%
		• Long-term pre-tax operating margin (3)	• 13% — 79%
		• Long-term pre-tax operating margin (4)	• 28% — 73%
		• Discount for lack of marketability	• 22% — 51%
	Market Comparable Companies	• Revenue multiple (5)	• 3.3 — 7.2

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

As of September 30, 2012, the stock dividend asset, warrant liability and other liability have fair values of $2.7 million, $0.8 million and $21.1 million, respectively. Significant changes in the significant unobservable inputs used in the fair value measurement of the Company’s preferred stock in isolation would result in a significantly different fair value measurement of the stock dividend asset, warrant liability and other liability. Generally, a change in the assumption used for the probability of successful development is accompanied by a directionally similar change in the assumption used for the long-term revenue growth rate and long-term pre-tax operating margin and estimated fair value measurement of the Company’s preferred stock.

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

The following table provides a roll forward of the fair value of the assets, where fair value is determined using Level 3 inputs (in thousands):

Balance at December 31, 2011	$3,379
Expense recognized	(1,361)
Change in fair value	664
Balance at September 30, 2012	$2,682

The following table provides a roll forward of the fair value of the liabilities, where fair value is determined using Level 3 inputs (in thousands):

Balance at December 31, 2011	$10,920
Additions	8,591
Change in fair value	2,430
Balance at September 30, 2012	$21,941

Additions represent (1) the value of the liability for additional accrued shares of stock issuable to Nordic for services rendered in connection with the Company’s Phase 3 clinical study of BA058-SC (see note 12) and (2) warrants issued to lenders in connection with additional borrowings during the nine months ended September 30, 2012 under the Company’s loan and security agreement.

The fair value of the Company’s notes payable is determined using current applicable rates for similar instruments as of the balance sheet date.  The carrying value of the Company’s notes payable approximates fair value because the Company’s interest rate is near current market rates.  The fair value of the Company’s notes payable was determined using Level 3 inputs.

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2012	2011

Research costs	$2,554	$2,276
Payroll and employee benefits	701	586
Professional fees	626	472
Vacation	106	79
Accrued interest on notes payable	494	177
Total accrued expenses	$4,481	$3,590

8. Loan and Security Agreement

On May 29, 2012, the Company borrowed $12.5 million (“Term Loan C”) from Oxford Finance Corporation and General Electric Capital Corporation (collectively, the “Lender”) pursuant to the terms of the loan and security agreement (the “Loan and Security Agreement”) entered into between the Company and the Lender on May 23, 2011.

The Company is required to pay interest on Term Loan C on a monthly basis through, and including, November 1, 2012. Beginning December 1, 2012, through the maturity of Term Loan C on November 24, 2014, the Company will be required to make payments of outstanding principal and interest on Term Loan C in 25 payments, which are payable monthly in arrears with a final balloon payment of $1,250,000. Interest is payable on Term Loan C at an annual interest rate of 10%.

Upon the last payment date of Term Loan C, whether on the maturity date of one of the term loans, on the date of any prepayment or on the date of acceleration in the event of a default, the Company will be required to pay the Lender a final payment fee equal to 3.5% of Term Loan C. This final payment fee is being recognized as interest expense over the term of the loan. In addition, if the Company repays all or a portion of Term Loan C prior to maturity, it will pay the Lender a prepayment fee of 3% of the total amount prepaid if the prepayment occurs prior to the first anniversary of the funding of Term Loan C, 2% of the total amount prepaid if the prepayment occurs between the first and second anniversary of the funding of Term Loan C, and 1% of the total amount prepaid if the prepayment occurs on or after the second anniversary of the funding of Term Loan C.

In connection with the borrowings under Term Loan C, the Company issued to the Lender warrants to purchase 6,140 shares of the Company’s Series A-1 preferred stock (the “Warrants”). The Warrants are exercisable, in whole or in part, immediately, and have a per share exercise price of $81.42 and may be exercised on a cashless basis. The Warrants will expire on May 29, 2022. The exercise price may be adjusted in the event the Company issues shares of Series A-1 preferred stock (“Series A-1”) at a price lower than $81.42 per share.  The warrants issued in connection with Term Loan C were valued at $379,684, were recorded as a discount to Term Loan C and are reflected in current portion of note payable and note payable, net of current portion and discount in the condensed balance sheet. The discount is being amortized to interest expense over the 30 month period that Term Loan C is outstanding. The Warrants are classified as a liability in the Company’s condensed balance sheet and will be remeasured at their estimated fair value at each reporting period. The changes in fair value are recorded as other income (expense) in the condensed statement of operations.

Future principal payments under the Loan and Security Agreement at September 30, 2012, are as follows (in thousands):

Principal
Payments
2012	$1,344
2013	8,188
2014	13,156
Total	$22,688
Current portion of note payable	7,250
Discount on current portion of note payable	(434)
Current portion of note payable, net of discount	$6,816

Discount on noncurrent portion of note payable	(232)
Note payable, net of current portion and discount	$15,206

9. Convertible Preferred Stock

The rights, preferences, and privileges of the Series A-1, Series A-2 preferred stock (“Series A-2”), Series A-3 preferred stock (“Series A-3”), Series A-4 preferred stock (“Series A-4”), Series A-5 preferred stock (“Series A-5”) and Series A-6 as of September 30, 2012, are set forth below.

Conversion

Each preferred stockholder has the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $81.42 by the conversion price (“Optional Conversion”). The conversion price of the preferred stock as of September 30, 2012 was $8.142 per share (the “Conversion Price”), which represents a conversion ratio of one share of preferred stock into ten shares of common stock.  Upon the Optional Conversion, the holder of the converted preferred stock is entitled to payment of all accrued, whether or not declared, but unpaid dividend in shares of the common stock of the Company at the then effective conversion price of shares of preferred stock.

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

Following payment in full of required dividends to the holders of Series A-1, Series A-2, Series A-3 and Series A-5, holders of Series A-4 are entitled to receive an accrued dividend payable in shares of stock, when and if declared by the Board of Directors at a rate to be determined by the Board of Directors. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock as described above. The holders of shares of Series A-4 are also entitled to dividends declared or paid on any shares of common stock.

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

The Company has accrued dividends of $6.6 million, $9.0 million and $1.3 million on Series A-1, Series A-2 and Series A-3, respectively, as of September 30, 2012.

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

In the event of, and simultaneously with, the closing of an event of sale of the Company (as defined in the Company’s Amended Certificate of Incorporation), the Company shall redeem all of the shares of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 then outstanding at the Special Liquidation Price, as defined. If the event of sale involves consideration other than cash, the Special Liquidation Price may be paid with such consideration having a value equal to the Special Liquidation Price. The Special

Liquidation Price shall be equal to an amount per share, which would be received by each preferred stockholder if, in connection with the event of sale, all the consideration paid in exchange for the assets or the shares of capital stock of the Company was actually paid to and received by the Company, and the Company was immediately liquidated thereafter and its assets distributed pursuant to the liquidation terms above.

10. Stock-Based Compensation

A summary of stock option activity is as follows (in thousands, except for per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (In Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2011	3,950	$2.94
Granted	218	4.22
Exercised	(218)	1.23
Cancelled	(10)	2.97

Options outstanding at September 30, 2012	3,940	$3.11	8.32	$12,226

Options exercisable at September 30, 2012	1,104	$1.61	6.14	$5,076

Options vested or expected to vest at September 30, 2012	3,732	$3.07	8.27	$11,719

The total grant-date fair value of stock options that vested during the three and nine months ended September 30, 2012 was approximately $0.1 million and $0.4 million, respectively. The aggregate intrinsic value of options that vested during the three and nine months ended September 30, 2012 was approximately $0.3 million and $0.9 million, respectively.

As of September 30, 2012, there was approximately $5.0 million of total unrecognized compensation expense related to unvested employee share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

11. License Agreements

On September 27, 2005, the Company entered into a license agreement (the “Ipsen Agreement”), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, “Ipsen”). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. With respect to France, if Ipsen exercises its co-marketing and co-promotion rights, then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay Radius a mid-single digit royalty on Ipsen’s allocable portion of aggregate revenue from the sale of products by both parties in France. BA058 (the Company’s bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $250,000 to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments in the range of €10.0 million to €36.0 million ($12.9 million to $46.3 million) to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or its sub-licensees on a country-by-country basis until the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof, whichever is longer.

If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if the Company or its sub-licensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, it will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the last to expire of its patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country, whichever is longer. In connection with the Ipsen Agreement, the Company recorded approximately $0.1 million, $0.4 million, $0.6 million, and $0.7 million in research and costs in the three and nine months ended September 30, 2012 and 2011, respectively. The costs were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

12. Research Agreements

BA058-SC Phase 3 Clinical Study

On March 29, 2011, the Company and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the “Work Statement NB-1”) under such Clinical Trial Services Agreement and a related Stock Issuance Agreement. Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical study (the “Phase 3 Clinical Study”) of BA058-SC and Nordic will be compensated for such services in a combination of cash and shares of stock.

In December 2011, the Company entered into an amendment to the Work Statement NB-1(the “First Amendment”). Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the study will be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by the Company to Nordic under the First Amendment in connection with the conduct of the study in such additional countries are denominated in both euros and U.S. dollars and total up to both €717,700 ($922,675) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to both €1.2 million ($1.6 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, the Company entered into a second amendment to the Work Statement NB-1(the “Second Amendment”). Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($15,351) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by the Company to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total €3.7 million ($4.8 million) and $205,540, respectively.

Pursuant to the Work Statement NB-1, the Company is required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($52.9 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Study.

Pursuant to the Stock Issuance Agreement, as amended, Nordic agreed to purchase the equivalent of €371,864 of Series A-5 at $8.142 per share, and the Company sold 64,430 shares of Series A-5 to Nordic on May 17, 2011 for proceeds of $525,154 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of Series A-5.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6 prior to the conversion of the Company’s preferred stock into common stock, and shares of common stock if the Company’s preferred stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36.8 million ($47.3 million), or the Nordic Accruing Dividend. This right to receive the Nordic Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company’s amended Certificate of Incorporation.

The Nordic Accruing Dividend is determined based upon the estimated period that will be required to complete the Phase 3 Clinical

Study. On the last business day of each calendar quarter (each, an “Accrual Date”), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 (or common stock, after the conversion of the Company’s preferred stock into common stock) to Nordic that is referred to as the Applicable Quarterly Amount and is equal to (A) €36.8 million ($47.3 million) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by (B) the number of calendar quarters it will take to complete the Phase 3 Clinical Study. To calculate the aggregate number of shares due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million ($47.3 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. The Company then calculates the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (i) the fair market value as of the applicable Accrual Date and (ii) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company’s board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. During the nine months ended September 30, 2012, additional information became available that required the Company to update the estimated period it will take to complete the Phase 3 Clinical Study, which is part of the calculation of the Applicable Quarterly Amount, as described above.  The estimated period that it will take to complete the Clinical Study was updated from a total of 11 calendar quarters as of December 31, 2011 to a total of 14 calendar quarters as of September 30, 2012.  Such change in the number of calendar quarters it will take to complete the Clinical Study resulted in a lower number of shares due to Nordic as of September 30, 2012 and will result in a lower number of shares due to Nordic through the end of the Phase 3 Clinical Study.  The reduction in the number of shares due to Nordic has no impact on the total amount of expense to be recognized in the condensed statement of operations. As of September 30, 2012, 277,049 shares of Series A-6 were due to Nordic, or, after the automatic conversion into common stock of the Company’s convertible preferred stock, 2,770,490 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in the Company’s condensed balance sheet. As of September 30, 2012, the fair value of the liability is $20.6 million based upon the fair value of the Series A-6 as determined using PWERM (see note 6). Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the condensed statement of operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Study, or a twenty-month period. The Company recorded $8.5 million and $20.3 million of research and development expense during the three and nine months ended September 30, 2012 for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study as of September 30, 2012. As of September 30, 2012, in addition to the $20.6 million liability that is reflected in other liabilities on the condensed balance sheet for the Nordic Accruing Dividend, as noted above, the Company has (1) an asset of $2.2 million reflected in prepaid expenses and other current assets on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend, the fair value of which exceeds the services provided by Nordic as of September 30, 2012, and (2) a liability of $1.5 million that is reflected in accrued expenses on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

BA058-TD Phase 2 Clinical Study

On July 26, 2012, the Company entered into a Letter of Intent (the “Letter of Intent”) with Nordic, which provides that the Company and Nordic will, subject to compliance by the Company with certain requirements of its Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2 (the “Work Statement NB-2”), a draft of which is attached to the Letter of Intent, and (2) an amendment to the Amended and Restated Stock Issuance Agreement. The Work Statement NB-2 is contemplated by the terms of the Clinical Trial Services Agreement.

The Letter of Intent further provides that Nordic will begin providing clinical trial services relating to the Phase 2 clinical study of the Company’s BA058-TD product (the “Phase 2 Clinical Study”), as contemplated by the Services Agreement and the draft Work Statement NB-2. Payments in cash to be made by the Company to Nordic under the Letter of Intent in connection with the services to be provided are denominated in both euros and U.S. dollars and total up to €3.5 million ($4.5 million) and $257,856, respectively. In addition, the Company will issue to Nordic, subject to the execution of the Work Statement NB-2 and the Stock Issuance Agreement amendment, shares of its stock having a value of at least $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Services Agreement.

The Letter of Intent will terminate on the earlier of (1) the date on which the Company and Nordic enter into the Work Statement NB-2 and the Stock Issuance Agreement Amendment and (2) November 15, 2012 (pursuant to an extension mutually agreed to by the Company and Nordic.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6, or shares of common stock if the Company’s preferred stock has been automatically converted in accordance with its amended certificate of incorporation.  The Nordic Accruing Dividend related to the Phase 2 Clinical Study is determined based upon the estimated period that will be required to complete the Phase 2 Clinical Study. On each Accrual Date, beginning with the quarter ended December 31, 2012, the Company will recognize a liability to issue shares of Series A-6 to Nordic that is referred to as the Applicable Quarterly Amount and is equal to (A) $2.9 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Phase 2 Clinical Study divided by (B) the number of calendar quarters it will take to complete the Phase 2 Clinical Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing the Applicable Quarterly Amount, by the greater of (i) the fair market value as of the applicable Accrual Date and (ii) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company’s board of directors, who are required to do so upon Nordic’s request, or upon an event of sale.  As of September 30, 2012, 6,443 shares of Series A-6 are due to Nordic in connection with the Phase 2 Clinical Study, or after the automatic conversion into common stock of the Company’s convertible preferred stock, 64,430 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in the Company’s condensed balance sheet. As of September 30, 2012, the fair value of the liability is $0.5 million based upon the fair value of the Series A-6 as determined using PWERM (see note 6). Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the condensed statement of operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Study, or a nine-month period. The Company recorded less than $0.1 million of research and development expense in the three and nine months ended September 30, 2012 for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Study as of September 30, 2012. As of September 30, 2012, in addition to the $0.5 million liability that is reflected in other liabilities on the condensed balance sheet that will be settled in shares of stock, as noted above, the Company has an asset of $0.5 million reflected in prepaid expenses and other current assets on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend, the fair value of which exceeds the services provided by Nordic as of September 30, 2012.

The Company is also responsible for certain pass through costs in connection with the Phase 3 Clinical Study and Phase 2 Clinical Study.  Pass through costs are expensed as incurred or upon delivery. The Company recognized research and development expense of $0.5 million and $5.4 million for pass through costs during the three and nine months ended September 30, 2012.

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

Overview

We are a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. We have three product candidates in development, the most advanced of which is BA058. We have begun dosing subjects in a pivotal Phase 3 clinical study of BA058-SC, a subcutaneous injection for the prevention of fractures in women suffering from osteoporosis. We are also developing BA058-TD, a short wear time, transdermal form of BA058 that is based on a microneedle technology from 3M Drug Delivery Systems, or 3M. We commenced a Phase 2 clinical study of BA058-TD during the third quarter of 2012, and expect top-line data from this study to be available in the third quarter of 2013. We believe that BA058-TD may eliminate the need for injections and lead to better treatment compliance for patients. Our second clinical-stage product candidate is RAD1901, which has completed an initial Phase 2a clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. Our third product candidate, RAD140, is in preclinical development and is a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis.

BA058 is a novel synthetic peptide analog of hPTHrP that we are developing as a bone anabolic treatment for osteoporosis. hPTHrP is a critical cytokine for the regulation of bone formation, able to rebuild bone with low associated risk of inducing hypercalcemia as a side effect. In August 2009, we announced positive Phase 2 data that showed BA058-SC produced faster and greater bone mineral density, or BMD, increases at the spine and the hip after six months and 12 months of treatment than did Forteo, which was a comparator in our study. Key findings were that the highest dose of BA058 tested of 80 µg increased mean lumbar spine BMD at six months and 12 months by 6.7% and 12.9% compared to the increases seen with Forteo trial arms of 5.5% and 8.6%, respectively. BA058 also produced increases in mean femoral neck BMD at the hip at six months and 12 months of 3.1% and 4.1% compared to increases for Forteo of 1.1% and 2.2%, respectively. We believe there is a strong correlation between an increased level of BMD and a reduction in the risk of fracture for patients with osteoporosis. BA058 was generally safe and well tolerated in this study, with adverse events similar between BA058, placebo and Forteo groups. In addition, the occurrence of hypercalcemia as a side effect for the 80 µg dose of BA058 was half that seen with Forteo. In April 2011, we began the dosing of subjects in a pivotal Phase 3 clinical study managed by Nordic Bioscience Clinical Development VII A/S, or Nordic, and expect to report top-line 18 month fracture data from this study in the fourth quarter of 2014. We designed this Phase 3 study to enroll a total of 2,400 patients to be randomized equally to receive daily doses of one of the following: 80 micrograms (µg) of BA058, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. The study is powered to show that BA058 is superior to placebo for prevention of vertebral fracture. The study is also powered to show that BA058 is superior to Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient’s blood is above normal.

In early 2012, we received a letter from the U.S. Food and Drug Administration, or the FDA, stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis. Our ongoing BA058-SC pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our New Drug Application, or NDA, includes the 24-month fracture data derived from a 6-month extension of the BA058 80 µg and placebo groups in our Phase 3 study that will receive daily oral doses of alendronate (generic Fosamax®) or other standard of care for osteoporosis management. We plan to file the NDA with the 18-month fracture data and supplementally provide the 24-month facture data, when available.

Our efforts and resources are focused primarily on developing BA058 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any revenue from product sales until we receive approval for BA058-SC from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen delays during the course of developing BA058, we do not expect to complete development and file the NDA submission for BA058-SC until approximately mid-2015 and/or BA058-TD until approximately mid-2017. Accordingly, our success depends not only on the safety and efficacy of BA058, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval. Our ability to raise this additional financing will depend on our ability to execute on the BA058 development plan, complete patient enrollment in clinical studies in a timely fashion, manage and coordinate on a cost-effective basis all the required components of the NDA submission for BA058-SC and scale-up BA058-SC and BA058-TD manufacturing capacity, as well as overall capital market conditions for companies with limited operating histories.

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

Our lead product candidate is BA058 and it represents the largest portion of our research and development expenses for our product candidates. BA058 is a novel synthetic peptide analog of hPTHrP being developed by us as a treatment for osteoporosis in both injection and transdermal methods of administration. BA058-SC is currently in a Phase 3 study and BA058-TD is in a Phase 2 clinical study which commenced in the third quarter of 2012, with top-line data expected to be available in the third quarter of 2013. Our other clinical-stage program is RAD1901, a selective estrogen receptor modulator, which has completed an initial Phase 2a clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. A Phase 2 study is designed to test the efficacy of a novel treatment and confirm the safety profile established in a Phase 1 trial. Our third product candidate is RAD140, a selective androgen receptor modulator, which is in preclinical development.

The following table sets forth our research and development expenses related to BA058-SC, BA058-TD, RAD1901 and RAD140 for the three and nine months ended September 30, 2012 and 2011. No research and development expenses in relation to our product candidates are currently borne by third parties. We began tracking program expenses for BA058-SC in 2005, and program expenses from inception to September 30, 2012 were approximately $85.0 million. We began tracking program expenses for BA058-TD in 2007, and program expenses from inception to September 30, 2012 were approximately $15.7 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to September 30, 2012 were approximately $15.4 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to September 30, 2012 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
BA058-SC	$11,435	$5,051	$31,601	$21,825
BA058-TD	1,562	1,985	3,771	4,743
RAD1901	8	20	8	20
RAD140	—	—	18	23

The majority of our external costs are spent on BA058, as costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline. In April 2011, we began the dosing of patients in a pivotal Phase 3 clinical study of BA058-SC for the treatment of osteoporosis. In addition, we expect began a Phase 2 clinical study of BA058-TD in the third quarter of 2012, and expect top-line data from this study to be available in the second half of 2013. We expect that future development costs related to BA058-SC and BA058-TD programs will increase significantly through possible marketing approval in the United States for BA058-SC in mid-2016 and for BA058-TD in mid-2018. For BA058-SC, we estimate that future development costs may exceed $120.0 million including $92.0 million for clinical costs, $18.0 million for license and milestone payments and NDA filing fees, $4.0 million for preclinical costs and $6.0 million for manufacturing costs. For BA058-TD, we estimate that future development costs may exceed $46.0 million, including $31.0 million for clinical costs, $13.0 million for manufacturing costs, $2.0 million for preclinical costs and NDA filing fees. We expect to finance these future development costs of BA058 with our existing cash and cash equivalents and marketable securities and future offerings of our common stock or preferred stock. In addition, our current strategy is to collaborate with third parties for the further development and commercialization of RAD1901 and RAD140. Therefore, we do not expect that we will incur substantial future costs for these programs because we expect these costs to be borne by third parties. Our ability to further develop these product candidates will be dependent upon our ability to secure third-party collaborators, and it is not possible to project the future development costs for RAD1901 and RAD140 or possible marketing approval timeline at this time.

The successful development of BA058-SC and BA058-TD is subject to numerous risks and uncertainties associated with developing drugs, including the variables listed below. A change in the outcome of any of these variables with respect to the development of any of our product candidates could mean a significant change in the costs and timing associated with the development of that product candidate.

BA058-SC is our only product candidate in late stage development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop marketable drug products. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and any approval of BA058-SC may be delayed, limited or denied for many reasons, including:

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

In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis, and our ongoing BA058-SC pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the BA058 80 µg and placebo groups in our Phase 3 study that will receive daily oral doses of alendronate (generic Fosamax®) or other standard of care for osteoporosis management. We plan to file the NDA with the 18-month fracture data and supplementally provide the 24-month facture data, when available. We cannot be certain that the FDA will not change its approval policies, or adopt other approval policies or regulations that adversely affect an NDA that we may submit.

We are unable to determine the duration and costs to be incurred by us to continue development of RAD1901 and RAD140 until such time as we are able to secure a third party to collaborate on the further development and commercialization of these product candidates. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, progress on securing third-party collaborators, as well as ongoing assessments of such product candidate’s commercial potential and our ability to fund such product development. If we are unable to continue to fund the development of RAD1901 and/or RAD140 and are unable to secure third-party collaborators for these product candidates, our business will be adversely affected and we will depend solely on the successful development, regulatory approval and commercialization of BA058-SC and BA058-TD.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expense for executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, including the costs of maintaining our intellectual property portfolio and other corporate expenses. We expect our general and administrative expenses to increase as a result of higher costs associated with being a public company and the listing of our securities on a national securities exchange.

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. We measure stock-based compensation cost at the accounting measurement date based on the fair value of the award.  The fair value is recognized as an expense over the service period, which generally represents the vesting period. Compensation for options granted to consultants has been determined based upon the fair value of the equity instruments issued and the unvested portion of such option grants is remeasured at each reporting period. The stock-based compensation expense is included in the respective categories of expense in the condensed statement of operations (research and development and general and administrative expenses). We expect to record additional non-cash compensation expense in the future, which may be significant.

Interest Income and Interest Expense

Interest income reflects interest earned on our cash, cash equivalents and marketable securities.

Interest expense reflects interest due under our current credit facility, which we entered into on May 23, 2011, and pursuant to which we borrowed an aggregate of $12.5 million during the year ended December 31, 2011 and an additional $12.5 million during the nine months ended September 30, 2012.

Other Income and Other Expense

Other expense primarily reflects changes in the fair value of our stock dividend liability from the date of the initial accrual to the reporting date as discussed in note 12 to our condensed quarterly financial statements for the period ended September 30, 2012.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements. The discussion under “Results of Operations” discusses results for the three and nine months ended September 30, 2012 in comparison with the three and nine months ended September 30, 2011. The results for the three and nine months ended September 30, 2011 include the results of the Former Operating Company. The results for the three and nine months ended September 30, 2012 are post-Merger results.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Operating expenses:
Research and development	$14,173	$7,646	$38,539	$28,336
General and administrative	1,918	1,221	6,209	3,062
Loss from operations	(16,091)	(8,867)	(44,748)	(31,398)
Interest income	18	2	53	22
Other (expense) income	(604)	(301)	(1,788)	(279)
Interest expense	(853)	(258)	(1,880)	(366)
Net loss	$(17,530)	$(9,424)	$(48,363)	$(32,021)

Three months ended September 30, 2012 and 2011

	Three Months
	Ended September 30,		Change
	2012	2011	$	%
	(In thousands)
Operating expenses:
Research and development	$14,173	$7,646	6,527	85%
General and administrative	1,918	1,221	697	57%
Loss from operations	(16,091)	(8,867)	(7,224)	81%
Interest income	18	2	16	800%
Other (expense) income	(604)	(301)	(303)	101%
Interest expense	(853)	(258)	(595)	231%
Net loss	$(17,530)	$(9,424)	(8,106)	86%

Research and development expenses: For the three months ended September 30, 2012, research and development expense was $14.2 million compared to $7.6 million for the three months ended September 30, 2011, an increase of $6.5 million, or 85%. For the three months ended September 30, 2012, we incurred professional contract services associated with the development of BA058-SC and BA058-TD of $13.0 million, compared to $7.0 million for the three months ended September 30, 2011. The increase was primarily the result of expenses incurred for continuing enrollment of patients in our Phase 3 study of BA058-SC, which began with the dosing of patients in April 2011, partially offset by lower contract services costs associated with the development of the BA058-TD in 2012. We expect that BA058-SC expenses will be maintained or increase over the course of the Phase 3 study.  We expect that the BA058-TD expenses will increase as we commenced a Phase 2 clinical study during the quarter ended September 30, 2012, with top-line data expected to be available in the third quarter of 2013.  However, there will be variability from quarter to quarter in the costs for both BA058-SC and BA058-TD, driven primarily by the rate of patient enrollment, the euro/dollar exchange rate, and fluctuations in the value of our stock issued to Nordic under a Stock Issuance Agreement between us and Nordic, or the Stock Issuance Agreement.

General and administrative expenses: For the three months ended September 30, 2012, general and administrative expense was $1.9 million, compared to $1.2 million for the three months ended September 30, 2011, an increase of $0.7 million, or 57%. The increase is primarily the result of incremental employee-related costs and costs associated with being a public company.

Other (expense) income: For the three months ended September 30, 2012, other expense, net of other income, was $0.6 million. Other expense, net of other income, primarily reflects changes in the fair value of the stock dividend liability from the date of the initial accrual to the reporting date as discussed in note 12 to our condensed quarterly financial statements for the period ended September 30, 2012.

Interest expense: For the three months ended September 30, 2012, interest expense was $0.9 million. Interest expense reflects interest due on our loan and security agreement with Oxford Finance Corporation, or Oxford Finance, and General Electric Capital Corporation, or GECC, which was effective on May 23, 2011.

Nine months ended September 30, 2012 and 2011

	Nine Months
	Ended September 30,		Change
	2012	2011	$	%
	(In thousands)
Operating expenses:
Research and development	$38,539	$28,336	10,203	36%
General and administrative	6,209	3,062	3,147	103%
Loss from operations	(44,748)	(31,398)	(13,350)	43%
Interest income	53	22	31	141%
Other (expense) income	(1,788)	(279)	(1,509)	541%
Interest expense	(1,880)	(366)	(1,514)	414%
Net loss	$(48,363)	$(32,021)	(16,342)	51%

Research and development expenses: For the nine months ended September 30, 2012, research and development expense was $38.5 million, compared to $28.3 million for the nine months ended September 30, 2011, an increase of $10.2 million, or 36%. For the nine months ended September 30, 2012, we incurred professional contract services associated with the development of BA058-SC and BA058-TD of $35.4 million compared to $26.6 million for the nine months ended September 30, 2011. The increase was primarily the result of expenses incurred for continuing enrollment of patients in our Phase 3 study of BA058-SC, which began with the dosing of patients in April 2011, partially offset by lower contract services costs associated with the development of the BA058-TD in 2012. We expect that BA058-SC expenses will be maintained or increase over the course of the Phase 3 study.  We expect that the BA058-TD expenses will to increase as we commenced a Phase 2 clinical study during the quarter ended September 30, 2012, with top-line data expected to be available in the third quarter of 2013.  However, there will be variability from quarter to quarter in the costs for both BA058-SC and BA058-TD, driven primarily by the rate of patient enrollment, the euro/dollar exchange rate, and fluctuations in the value of Radius stock issued to Nordic under the Stock Issuance Agreement.

General and administrative expenses: For the nine months ended September 30, 2012, general and administrative expense was $6.2 million, compared to $3.1 million for the nine months ended September 30, 2011, an increase of $3.1 million, or 103%. The increase is primarily the result of incremental employee-related costs, increased legal fees, including costs associated with maintaining our intellectual property portfolio and costs associated with being a public company.

Other (expense) income: For the nine months ended September 30, 2012, other expense, net of other income, was $1.8 million. Other expense, net of other income, primarily reflects changes in the fair value of the stock dividend liability from the date of the initial accrual to the reporting date as discussed in note 12 to our condensed quarterly financial statements for the period ended September 30, 2012.

Interest expense: For the nine months ended September 30, 2012, interest expense was $1.9 million. Interest expense reflects interest due on our loan and security agreement with Oxford Finance and GECC, which was effective on May 23, 2011.

Liquidity and Capital Resources

From inception to September 30, 2012, we have incurred an accumulated deficit of $176.8 million primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities.

We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5.0 million in fees associated with an option agreement. We have also borrowed $25.0 million under our credit facility in three term loans. Our total cash, cash equivalents and marketable securities balance as of September 30, 2012 was $35.2 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(32,032)	$(24,627)	$(7,405)	30%
Investing activities	16,770	7,906	8,864	112%
Financing activities	10,583	$26,078	(15,495)	-59%

Net (decrease) increase in cash and cash equivalents	$(4,679)	$9,357	$(14,036)	-150%

Cash Flows from Operating Activities

Our operating activities used cash of $32.0 million and $24.6 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in the net cash used in operating activities was primarily attributed to a $10.2 million increase in research and development expense, offset by adjustments to reconcile net loss to net cash used in operations, including stock-based compensation expense and non-cash expenses for research and development expenses to be settled in stock.

We expect that the expenses associated with BA058-SC will continue or increase over the course of the Phase 3 study.  In addition, we expect that the expenses associated with BA058-TD will begin to increase as we commenced a Phase 2 clinical study during the quarter ended September 30, 2012, with top-line data expected to be available in the third quarter of 2013.

Cash Flows from Investing Activities

Our investing activities provided cash of $16.8 million and $7.9 million for the nine months ended September 30, 2012 and 2011, respectively. The cash provided by investing activities for both the nine months ended September 30, 2012 and 2011 was primarily due to the sales and maturities of our short-term investments.

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

Cash Flows from Financing Activities

Our financing activities provided cash of $10.6 million and $26.1 million for the nine months ended September 30, 2012 and 2011, respectively. The cash provided by financing activities for the nine months ended September 30, 2012 consists of $12.5 million of net proceeds from our note payable and $0.3 million of net proceeds from stock option exercises, offset by $2.2 million of payments on our notes payable.  The cash provided by financing activities for the nine months ended September 30, 2011 consists of $20.1 million of net proceeds from the issuance of preferred stock, $5.9 million of net proceeds from our note payable and $0.2 million of net proceeds from stock option exercises.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and potential collaboration agreements. Through September 30, 2012, almost all of our financing was through private placements of preferred stock and borrowings under our credit facility. We will seek to continue to fund operations from cash on hand and through additional equity and/or debt financing and potential collaboration agreements. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that our existing resources will be sufficient to fund our planned operations until the end of the first quarter of 2013. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. After such date, we will need additional financing until we can achieve profitability, if ever, including funds to conduct clinical and non-clinical studies, achieve regulatory approvals and, subject to such approvals, commercially launch our product candidates. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Financings

On May 23, 2011, we entered into our credit facility with GECC, as agent and a lender, and Oxford Finance, as a lender, consisting of three term loans, pursuant to which we may draw an aggregate of $25.0 million. We drew $12.5 million under the initial and second term loans in the year ended December 31, 2011 and an additional $12.5 million under the third term loan in the nine months ended September 30, 2012. In connection with the funding of the third term loan, we issued warrants to purchase an additional 6,140 shares of Series A-1 at a purchase price of $81.42 per share. The exercise period of each warrant is 10 years from the date of issuance.

Research and Development Agreements:

BA058-SC Phase 3 Clinical Study - On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1, or the Work Statement NB-1, under such Clinical Trial Services Agreement and a related Stock Issuance Agreement. Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical study, or the Phase 3 Clinical Study, of BA058-SC and Nordic will be compensated for such services in a combination of cash and shares of stock.

In December 2011, we entered into an amendment to the Work Statement NB-1, or the First Amendment. Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the study will be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by us to Nordic under the First Amendment in connection with the conduct of the study in such additional countries are denominated in both euros and U.S. dollars and total up to both €717,700 ($922,675) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to both €1.2 million ($1.6 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, we entered into a second amendment to the Work Statement NB-1, or the Second Amendment. Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($15,351) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the extra services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total €3.7 million ($4.8 million) and $205,540, respectively.

Pursuant to the Work Statement NB-1, we are required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($52.9 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Study.

Pursuant to the Stock Issuance Agreement, as amended, Nordic agreed to purchase the equivalent of €371,864 of Series A-5 at $8.142 per share, and we sold 64,430 shares of Series A-5 to Nordic on May 17, 2011 for proceeds of $525,154 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of Series A-5.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6 prior to the conversion of the Company’s preferred stock into common stock, and shares of common stock after our preferred stock has been converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to €36.8 million ($47.3 million), or the Nordic Accruing Dividend. This right to receive the Nordic Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with our amended certificate of incorporation. As of September 30, 2012, 277,049 shares of Series A-6 preferred stock are due to Nordic, or after the automatic conversion into common stock of our convertible preferred stock, 2,770,490 shares of common stock.

We recorded $8.5 million and $20.3 million of research and development expense in the three and nine months ended September 30, 2012 for per-patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study as of September 30, 2012. As of September 30, 2012, in addition to the $20.6 million liability that is reflected in other liabilities on the condensed balance sheet for the Nordic Accruing Dividend, as noted above, we have (1) an asset of $2.2 million reflected in prepaid expenses and other current assets on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend, the fair value of which exceeds the services provided by Nordic as of September 30, 2012, and (2) a liability of $1.5 million that is reflected in accrued expenses on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

BA058-TD Phase 2 Clinical Study - On July 26, 2012, we entered into a Letter of Intent with Nordic, or the Letter of Intent, which provides that we and Nordic will, subject to compliance by us with certain requirements of its Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2, or the Work Statement NB-2, a draft of which is attached to the Letter of Intent, and (2) an amendment to the Amended and Restated Stock Issuance Agreement. The Work Statement NB-2 is contemplated by the terms of the Clinical Trial Services Agreement.

The Letter of Intent further provides that Nordic will begin providing clinical trial services relating to the Phase 2 clinical study of the Company’s BA058-TD product, or the Phase 2 Clinical Study, as contemplated by the Services Agreement and the draft Work Statement NB-2. Payments in cash to be made by us to Nordic under the Letter of Intent in connection with the services to be provided are denominated in both euros and U.S. dollars and total up to €3.5 million ($4.5 million) and $257,856, respectively. In addition, we will issue to Nordic, subject to the execution of the Work Statement NB-2 and the Stock Issuance Agreement Amendment, shares of our Series A-6 having a value of at least $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Services Agreement.

The Letter of Intent will terminate on the earlier of (1) the date on which we entered into the Work Statement NB-2 and the Stock Issuance Agreement Amendment and (2) November 15, 2012 (pursuant to an extension mutually agreed to by us and Nordic).

The Stock Issuance Agreement provides that, beginning with the quarter ended December 31, 2012, Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6, or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to $2.9 million. This right to receive the Nordic Accruing Dividend is non-transferrable and will remain with Nordic in the event it sells the shares of series A-5 preferred stock or in the event the shares of Series A-5 are converted into common stock in accordance with our amended certificate of incorporation.

We recorded less than $0.1 million of research and development expense in the three and nine months ended September 30, 2012 for per-patient costs incurred for patients that had enrolled in the Phase 2 Clinical Study as of September 30, 2012. As of September 30, 2012, in addition to the $0.5 million liability that is reflected in other liabilities on the condensed balance sheet that will be settled in shares of stock, as noted above, we have an asset of $0.5 million reflected in prepaid expenses and other current assets on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend, the fair value of which exceeds the services provided by Nordic as of September 30, 2012.

We are also responsible for certain pass through costs in connection with the Phase 3 Clinical Study and Phase 2 Clinical Study.  We recognized research and development expense of $0.5 million and $5.4 million for pass through costs in the three and nine months ended September 30, 2012.

License Agreement Obligations

BA058 - In September 2005, we exclusively licensed the worldwide rights (except Japan) to BA058 and analogs from an affiliate of Ipsen Pharma SAS, or Ipsen, including US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims BA058 and US Patent No. 6,544,949, (effective filing date March 26, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims methods of treating osteoporosis using BA058 and pharmaceutical compositions comprising BA058, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to BA058, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770, (effective filing date October 3, 2007, statutory term extended to March 26, 2028 with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO), US Patent No. 8,148,333 (effective filing date October 3, 2007, statutory term extended to November 8, 2027 with 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide  that cover the method of treating osteoporosis using the Phase 3 clinical study dosage strength and form. In consideration for the rights to BA058 and in recognition of certain milestones having been met as of December 31, 2011, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($12.9 million to $46.3 million). Should BA058 become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense BA058 to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

RAD1901 - In June 2006, we exclusively licensed the worldwide rights (except Japan) to RAD1901 from Eisai Co. Ltd., or Eisai. In particular, we have licensed US Patent No. 7,612,114 (effective filing date December 25, 2003, statutory term extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO). In consideration for the rights to RAD1901 and in recognition of certain milestones having been met to date, we have paid to Eisai an aggregate amount of $1.5 million. The range of milestone payments that could be paid under the agreement is $1.0 million to $20.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. Should RAD1901 become commercialized, we will be obligated to pay to Eisai a royalty in a variable mid-single digit range based on net sales of the product on a country by country basis for a period that expires on the later of (1) date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated. The latest valid claim is expected to expire, barring any extension thereof, on August 18, 2026. The royalty rate shall then be subject to reduction and the royalty obligation will expire at such time as sales of lawful generic version of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound. We were also granted the right to sublicense with prior written approval from Eisai, but subject to a right of first negotiation held by Eisai if we seek to grant sublicenses limited to particular Asian countries. If we sublicense RAD1901 to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee and royalties in a variable mid-single digit range based on net sales of the sublicensee. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Net Operating Loss Carryforwards

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $128.3 million and $109.7 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2023 and 2012 for federal and state purposes, respectively.

Under Section 382 of the Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. The private placements and other transactions that have occurred since our inception may have triggered an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of prior private placements, sales of common stock by our existing stockholders or additional sales of common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study. In addition, we have not, as yet, conducted a study of research and development credit carryforwards. These studies may result in adjustments to our research and development credit carryforwards and net operating loss carryfowards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our condensed statement of operations.

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

We are also exposed to market risk related to changes in interest rates. As of September 30, 2012 and December 31, 2011, we had cash, cash equivalents and short-term investments of $35.2 million and $56.7 million, respectively, consisting of money market funds, U.S. Treasuries, Certificates of Deposit and cash equivalents. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our short-investments until maturity, and therefore we would not expect our operations results or cash flows to be affected by any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. We do not currently have any hard to value investment securities or securities for which a market is not readily available or active.

We are also exposed to market risk related to changes in the value of our common stock.  Fluctuations in the fair value of our common stock affect the value of our warrant liability, which as of September 30, 2012 was valued at approximately $0.8 million.

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

PART II— OTHER INFORMATION

Item 1.                                           Legal Proceedings

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our financial position, results of operations or cash flows.

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

We have a history of net losses and expect to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. We had a net loss of $17.5 million for the three months ended September 30, 2012, $42.5 million for the year ended December 31, 2011 and $14.6 million for the year ended December 31, 2010. As of September 30, 2012, we had an accumulated deficit of $176.8 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•                  continue to undertake preclinical development and clinical trials for product candidates;

•                  seek regulatory approvals for product candidates;

•                  implement additional internal systems and infrastructure; and

•                  hire additional personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Accordingly, unless and until we generate revenues and become profitable, we will need to raise additional capital to continue to operate our business. Our failure to achieve or maintain profitability or to raise additional capital could negatively impact the value of our securities.

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are BA058, RAD1901 and RAD140, and none of these products candidates is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, borrowings, licensing fees and grants and, potentially, future offerings of our securities. We believe that our existing resources will be sufficient to fund our planned operations until the end of the first quarter of 2013. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are heavily dependent on the success of BA058-SC, and BA058-TD as a follow on product, both of which are under clinical development. We cannot be certain that BA058-SC or BA058-TD will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

BA058-SC is our only product candidate in late-stage clinical development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market BA058-SC in the United States unless and until we receive approval of an NDA from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. In addition, the approval of BA058-TD as a follow-on product is dependent on the earlier approval of BA058-SC. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and any approval of BA058-SC may be delayed, limited or denied for many reasons, including:

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

In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis, and our ongoing BA058-SC pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the BA058 80 µg and placebo groups in our Phase 3 study that will receive daily or weekly oral doses of alendronate (generic Fosamax®) or other standard of care for osteoporosis management. We plan to file the NDA with the 18-month fracture data and supplementally provide the 24-month fracture data, when available. We cannot be certain that the FDA will not change this approval policy again, or adopt other approval policies or regulations that adversely affect any NDA that we may submit.

Before we submit an NDA to the FDA for BA058 as a treatment for osteoporosis, we must complete several additional studies, including, but not limited to, our pivotal Phase 3 study based upon 18-month fracture data, a thorough QT Phase 1 study, a Phase 1 PK study in renal patients, a Phase 1 PK study in hepatic patients, a Phase 1 absolute bioavailability PK study, a carcinogenicity study in rats, and bone quality studies in rats and monkeys. We have not commenced all of these required studies and the results of these studies will have an important bearing on the approval of BA058. In addition to fracture and BMD, our pivotal Phase 3 study will measure a number of other potential safety indicators, including anti-BA058 antibodies which will have an important bearing on the approval of BA058.  At an interim preliminary analysis of histopathology of pre-terminal rats in our rat carcinogenicity study, which includes BA058 and hPTH(1-34), a daily subcutaneous injection of human parathyroid hormone as a positive control, we have observed osteosarcomas in both the BA058 and hPTH(1-34) treated groups. The final results from the rat carcinogenicity study may show that BA058 dosing results in more osteosarcomas than PTH, at similar multiples to the human therapeutic dose, which may have a material adverse bearing on approval of BA058.

If we experience delays in the enrollment of patients in our Phase3 clinical trial of BA058-SC or any other clinical trial, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for some of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. If we do not enroll patients in our Phase 3 clinical trial of BA058-SC at the rate that we expect, we will not be able to complete the trial in a timely manner and may be required to incur additional expenses in order to seek to accelerate the rate of patient enrollment. In addition, many of our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates, including BA058, RAD1901 and RAD140, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review, such as the request we received from the FDA with respect to providing a minimum of 24-month fracture data for approval of BA058. Delays in obtaining regulatory approvals may:

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. A substantial portion of our BA058 development costs are denominated in euro and any adverse movement in the dollar/euro exchange rate will result in increased costs and require us to raise additional capital to complete the development of our products. The clinical trial process is also time consuming. We estimate that clinical trials of BA058-SC will take several additional years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•                  changes in government regulation, administrative action or changes in FDA policy with respect to clinical trials that change the requirements for approval;

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

Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. For example, our Phase 3 study of BA058-SC for fracture prevention may not replicate the positive efficacy results for BMD from our Phase 2 study. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials to date have involved small patient populations. Because of the small sample sizes, the results of these clinical trials may not be indicative of future results.

Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if we obtain marketing approval of a product candidate, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and, if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing.

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

•                  voluntary or mandatory recall of products and related publicity requirements;

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

If a regulatory or governmental authority determines that a financial interest in the outcome of the Phase 3 study of BA058-SC by any of the entities managing our Phase 3 study affected the reliability of the data from the Phase 3 study, our ability to use the data for our planned regulatory submissions could be compromised, which could harm our business and the value of our common stock.

The Phase 3 study of BA058-SC is being managed by Nordic at certain clinical sites operated by the Center for Clinical and Basic Research, or CCBR, a leading global CRO with extensive experience in global osteoporosis registration studies. Nordic controls, and holds an ownership interest in, the local CCBR clinical sites. The clinical trial investigators are employees of CCBR and may also hold an equity interest in the local CCBR clinical trials.

In consideration of Nordic’s management of this Phase 3 study, we agreed to make various cash payments to Nordic denominated in both euros and U.S. dollars over the course of the Phase 3 study equal to a total of up to approximately €41.2 million ($52.9 million) and a total of up to approximately $3.2 million. We also agreed to sell shares of capital stock to Nordic that were exchanged in the Merger for 6,443 shares of our Series A-5 preferred stock for proceeds of approximately $525,000. These shares of our Series A-5 preferred stock will automatically convert into 64,430 shares of our common stock upon the listing of our common stock on a national securities exchange. Pursuant to the terms of our agreements with Nordic, we will also issue to Nordic shares of stock with an aggregate value of up to €36.8 million ($47.3 million). These shares of stock accrue at a quarterly rate based on the progress of the Phase 3 clinical study and are issuable at a price per share equal to the greater of $8.142 or the 20-day average of the closing price of our common stock at any time after our common stock is publicly traded.

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

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We have entered into agreements with contract manufacturers to manufacture BA058-SC for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of BA058. We currently do not have sufficient clinical supplies of BA058 to complete the Phase 3 study for BA058-SC but believe that our contract manufacturers will be able to produce sufficient supply of BA058 to complete all of the planned BA058 clinical studies. However, if our contract manufacturers are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our clinical studies, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies for BA058. Any modification of our finished product or modification or termination of our Phase 3 clinical study could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business and impair our ability to raise capital.

We depend on a number of single source contract manufacturers to supply key components of BA058. For example, we depend on Lonza Group Ltd., or Lonza, which produces supplies of bulk drug product of BA058 to support BA058-SC and BA058-TD clinical studies and potential commercial launch. We also depend on Ipsen and its subcontractor Vetter Pharma Fertigung GmbH & Co, or Vetter, for the production of finished supplies of BA058-SC and we depend on 3M for the production of BA058-TD. Because of our dependence on Vetter for the “fill and finish” part of the manufacturing process for BA058-SC, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of BA058 to meet the needs of our clinical studies or be able to scale to commercial production of BA058. Because the manufacturing process for BA058-TD requires the use of 3M’s proprietary technology, 3M is our sole source for finished supplies of BA058-TD.

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

The market for our product candidates is characterized by intense competition and rapid technological advances. If any of our product candidates receives FDA approval, it will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. If we fail to develop BA058-TD, our commercial opportunity for BA058 will be limited. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

Patents covering BA058 as a composition of matter have been issued in the United States (US Patent No. 5,969,095), Europe and several additional countries. Because the BA058 composition of matter patent was filed in 1996, it is expected to have a normal expiration in approximately 2016 in the United States (this date does not include the possibility of Hatch-Waxman patent term extension which could extend the expiration in the United States into the first quarter of 2021 if an application for extension is made and the maximum extension is granted by the USPTO) and additional countries where it has issued.

We and Ipsen are also coassignees to US Patent No. 7,803,770 that we believe provides exclusivity until 2028 in the United States (absent any Hatch-Waxman patent term extensions) for the method of treating osteoporosis with the intended therapeutic dose for BA058-SC.

We and Ipsen are also coassignees to US Patent No. 8,148,333 that we believe provides exclusivity until 2027 in the United States (absent any Hatch-Waxman patent term extensions) for the intended therapeutic formulation for BA058-SC.

We and 3M are co-assignees to an international patent application and a corresponding U.S. patent application filed in 2012 (claiming priority to 2011) which cover various aspects of BA058 for microneedle application. Any issued claims resulting from these applications will expire no earlier than 2032.  However, pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of claimed inventions are not always predictable. Additional intellectual property covering BA058-TD technology exists in the form of proprietary information contained by trade secrets. These can be accidentally disclosed to, independently derived by or misappropriated by competitors, possibly reducing or eliminating the exclusivity advantages of this form of intellectual property, thereby allowing those competitors more rapid entry into the marketplace with a competitive product thus reducing our marketing advantage of BA058-TD. In addition, trade secrets may in some instances become publicly available required disclosures in regulatory files. Alternatively, competitors may sometimes reverse engineer a product once it becomes available on the market. Even where a competitor does not use an identical technology for the delivery of BA058, it is possible that they could achieve an equivalent or even superior result using another technology. Such occurrences could lead to either one or more alternative competitor products available on the market and/or one or more generic competitor products on the market with a corresponding decrease in market share and/or price for BA058-TD.

Patents covering RAD1901 as a composition of matter have been issued in the United States, Canada and Australia and are pending in Europe and India. The RAD1901composition of matter patent in the United States expires in 2026 (not including any Hatch-Waxman extension). Additional patent applications relating to methods of treating vasomotor symptoms, clinical dosage strengths and combination treatment modalities using RAD1901 have been filed. Pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of any claimed invention before that patent office are not always predictable. As a result, we could encounter challenges or difficulties in building, maintaining and/or defending our intellectual property both in the United States and abroad.

Patent applications covering RAD140 and other SARM compounds that are part of the SARM portfolio have been granted in the United States, Mexico and Australia, and are pending in the United States and elsewhere. The RAD140 composition of matter case expires in 2029 in the United States (this does not include the possibility of any Hatch-Waxman extension) and additional countries if and when it issues. Since patents are both highly technical and legal documents that are frequently subject to intense litigation pressure, there is risk that even if one or more RAD140 patents does issue and is asserted that the patent(s) will be found invalid, unenforceable and/or not infringed when subject to said litigation. Finally, the intellectual property laws and practices can vary considerably from one country to another and also can change with time. As a result, we could encounter challenges or difficulties in building, maintaining and defending our intellectual property both in the United States and abroad.

We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to patents issued or licensed to us, including interference proceedings before the USPTO. Third parties may assert infringement claims against us. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of September 30, 2012, we had an accumulated deficit of $176.8 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of BA058-SC and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

As of September 30, 2012, we had outstanding 863,551 shares of common stock; 939,612 shares of Series A-1; 983,208 shares of Series A-2; 142,227 shares of Series A-3; 3,998 shares of Series A-4; 6,443 shares of Series A-5; warrants to acquire 14,734 shares of Series A-1; and warrants to acquire 266 shares of Common Stock. As more fully described herein and in our Certificate of Incorporation, holders of shares of our preferred stock outstanding at the time of a sale or liquidation will have a right to receive proceeds, if any, from any such transactions, before any payments are made to holders of our common stock. In the event that there are not enough proceeds to satisfy the entire liquidation preference of our preferred stock, holders of our common stock will receive nothing in respect of their equity holdings.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company that may become listed on a national securities exchange, we will incur significant legal, accounting and other expenses that we did not incur as a private company and prior to the listing of our common stock. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the national securities exchanges have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

As of September 30, 2012, our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, owned, in the aggregate, substantially all of our outstanding voting stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2.                                                  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                                  Defaults Upon Senior Securities

None.

Item 4.                                                  Mine Safety Disclosures

None.

Item 5.                                                  Other Information

None.

Item 6.                                                  Exhibits.

The following is an index of the exhibits included in this report:

Exhibit
No.	Description

10.1*	Letter of Intent, dated as of July 26, 2012, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S(1)

10.2	Amendment, dated as of July 26, 2012, to Side Letter Agreement, dated March 29, 2011, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S(1)

10.3**	Change Order Form #14, dated August 15, 2012, to the 3M Development Agreement, by and between Radius Health, Inc. and 3M(2)

10.4**	Change Order Form #15, dated July 16, 2012, to the 3M Development Agreement, by and between Radius Health, Inc. and 3M(2)

10.5**	Letter of Payment Authorization, dated September 24, 2012, by and between Radius Health, Inc. and Charles River Laboratories, Inc.(2)

10.6	Letter of Intent, dated as of October 22, 2012, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S(3)

31.1

Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2012

31.2

Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2012

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Radius Health, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statement of Operations, (iii) the Condensed Statements of Cash Flows and (iv) the Notes to Unaudited Financial Statements

(1)                                 Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2012.

(2)                                 Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on September 28, 2012.

(3)                                 Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on November 7, 2012.

* Confidential treatment has been granted with respect to portions of this exhibit.  Redacted portions of this exhibit have been filed separately with the Securities and Exchange Commission.

** Confidential treatment has been requested with respect to portions of this exhibit.  Redacted portions of this exhibit have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ Michael S. Wyzga
Michael S. Wyzga
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012

RADIUS HEALTH, INC.

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 14, 2012