Form 10-K
period 2012-12-31
Radius Health, Inc.
filed 2013-03-15
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Number of shares outstanding of the registrant's common stock, par value $0.0001 per share, as of March 15, 2013: 867,204

Radius Health, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

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

 CURRENCY AND CONVERSIONS

        In this report, references to "dollar" or "$" are to the legal currency of the United States, and references to "euro" or "€" are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of December 31, 2012, which was €1.00 = $1.3186. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

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

Overview

        We are a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other womens' health conditions. Our lead product candidate is BA058, a novel synthetic peptide analog of human parathyroid hormone-related protein, or hPTHrP, a naturally-occurring bone building hormone. We are developing BA058 as a potential best-in-disease treatment for osteoporosis in both injection (with BA058-SC, a subcutaneous injection currently in a Phase 3 clinical study) and transdermal (with BA058-TD, a short wear-time transdermal patch currently in a Phase 2 clinical study) methods of administration. Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, which can lead to an increase in fractures. We believe that BA058 stimulates the rapid formation of new, high-quality bone in patients suffering from osteoporosis and may restore bone mineral density, or BMD, in these patients into the normal reference range.

        We currently have no product revenues and believe that our existing resources will not be sufficient to fund our planned operations beyond the end of May 2013. As a result, we need to obtain additional capital immediately in order to continue to fund our operations. We are currently pursuing a number of financing opportunities to address our capital needs, including the completion of a private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. If we fail to obtain additional capital immediately, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely.

Our Product Candidates

        We believe that BA058 has the following potential advantages over other current standard of care:

  •
  greater efficacy;

  •
  faster benefit for building bone;

  •
  shorter treatment duration;

  •
  less hypercalcemia;

  •
  no additional safety risks; and

  •
  no refrigeration required in use.

        In August 2009, we announced positive Phase 2 data that showed BA058-SC produced faster and greater BMD increases at the spine and the hip with substantially less hypercalcemia than Forteo, the only approved anabolic agent for the treatment of osteoporosis in the United States. Specifically, our study demonstrated that total analyzable hip BMD showed a more than five-fold benefit of BA058 at a dose of 80µg over Forteo after six months, and BA058 at a dose of 80µg increased mean lumbar spine BMD by 6.7% at six months, compared to 5.5% with Forteo, and by 12.9% at 12 months, compared to 8.6% with Forteo. In April 2011, we began dosing patients in a pivotal, multinational Phase 3 clinical study designed to show that BA058-SC prevents new vertebral fracture compared to placebo. We completed enrollment in this Phase 3 clinical study in March 2013 and expect to report top-line 18-month fracture data during the fourth quarter of 2014.

        We are also developing BA058-TD, a short wear time, transdermal form of BA058 that is delivered using a microneedle patch technology from 3M Drug Delivery Systems, or 3M. We commenced a Phase 2 clinical study of BA058-TD in the third quarter of 2012. We completed enrollment in this study in January 2013 and expect to report top-line data in the third quarter of 2013. We believe BA058-TD may eliminate the need for daily injections, lead to better treatment compliance for patients and expand the existing market. We reported the following top-line results from a Phase 1b study in December 2011:

  •
  rapid release of BA058 from the microneedle patch;

  •
  peak transdermal drug levels consistent with BA058-SC;

  •
  faster time to peak concentration, and faster elimination in plasma, compared to BA058-SC;

  •
  increase in the bone-formation marker procollagen type 1N-terminal propeptide, or P1NP, in serum after seven days of exposure, consistent with bone-building activity; and

  •
  identification of optimal wear time of five minutes or less, and effective sites of application.

        We are also developing RAD1901, a selective estrogen receptor modulator, or SERM, for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause, and RAD140, a selective androgen receptor modulator, or SARM, which is an orally-active androgen agonist on muscle and bone and is a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer, cachexia and osteoporosis.

Our Market

        The National Osteoporosis Foundation, or the NOF, has estimated that 10 million people in the United States, comprising eight million women and two million men, are already diagnosed with osteoporosis, and another 34 million have low bone mass placing them at increased risk for osteoporosis. In addition, the NOF has estimated that osteoporosis is responsible for more than two million fractures in the United States resulting in an estimated $19 billion in costs annually. The NOF expects that the number of fractures due to osteoporosis will rise to three million by 2025. Worldwide, osteoporosis affects an estimated 200 million women according to the International Osteoporosis Foundation, or IOF. The IOF has estimated that 1.6 million hip fractures occur worldwide each year, and by 2050 this number could reach between 4.5 million and 6.3 million. The IOF estimates that in Europe alone, the annual cost of osteoporotic fractures could surpass €76 billion by 2050.

        There are two main types of osteoporosis drugs currently available in the United States, anti-resorptive agents and anabolic agents. According to industry sources, sales of these drugs in the United States, the five major markets in Europe and Japan exceeded $6 billion in 2011. Anti-resorptive agents act to prevent further bone loss by inhibiting the breakdown of bone, whereas anabolic agents stimulate bone formation to build new, high-quality bone. We believe there is a large unmet need in the market for osteoporosis treatment because existing therapies have shortcomings in efficacy, tolerability and convenience. For example, the current standard of care, biophosphonates, an anti-resorptive agent, has been associated with infrequent but serious adverse events, or SAEs, such as osteonecrosis of the jaw, atrial fibrillation and anomalous fractures, especially of long bones, resulting from "frozen bone." These atypical fractures have created increasing concern with physicians and patients. Many physicians are seeking alternatives to current anti-resorptive therapies, which we believe will drive greater demand for bone anabolic agents in the future. We believe there is a significant opportunity for a new anabolic agent, such as BA058, that will increase BMD to a greater degree and at a faster rate than other approved drugs for the treatment of osteoporosis with added advantages in convenience and safety.

Our Strategy

        We plan to build a biopharmaceutical company focused on developing new therapeutics for osteoporosis and other women's health conditions by:

  •
  completing the pivotal Phase 3 clinical study of BA058-SC for the treatment of osteoporosis and reporting top-line 18-month fracture data in the fourth quarter of 2014;

  •
  pursuing the clinical development of BA058-TD as a follow-on product for the treatment of osteoporosis;

  •
  seeking regulatory approval of BA058-SC and BA058-TD for the treatment of osteoporosis if the clinical trials for these product candidates are successful, initially in the United States and subsequently in Europe;

  •
  potentially collaborating with third parties for the worldwide commercialization of BA058 (except Japan);

  •
  pursuing the potential application of BA058 in the moderate osteoporosis market, as well for the treatment of osteoarthritis;

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

        Worldwide, osteoporosis affects an estimated 200 million women according to the IOF and is an important cause of morbidity and mortality. Many individuals may have osteoporosis but do not know it. The Office of the Surgeon General of the United States has said that based on survey results by The National Health and Nutrition Examination Survey, or NHANES, testing at the hip showed that four times as many men (four percent) and 2.5 times as many women (26%) actually had osteoporosis than reported that they had the disease. All bones become more fragile and susceptible to fracture as the disease progresses. People tend to be unaware that their bones are getting weaker, and a person with osteoporosis can fracture a bone from even a minor fall.

        Fractures due to osteoporosis are most likely to occur in the hip, spine and wrist. In 2000, there were an estimated 9 million new osteoporotic fractures, of which 1.6 million were at the hip, 1.7 million were at the forearm and 1.4 million were clinical vertebral fractures. According to the IOF, hip fractures cause the most morbidity among types of osteoporotic fractures and can lead to lasting immobility. The IOF has estimated that by 2050 the number of hip fractures could reach between 4.5 million and 6.3 million from 1.6 million. According to the NOF:

  •
  osteoporosis is responsible for an estimated two million fractures in the United States every year;

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

  •
  approximately 50% of women and 25% of men will have an osteoporotic fracture after the age of 50; and

  •
  an average of 24% of hip fracture patients aged 50 and over die in the year following their fracture (15-20% excess mortality risk), while an additional 20% of patients who were ambulatory before their hip fracture require long-term care (with a 50% chance of added permanent disability).

        The debilitating effects of osteoporosis have substantial costs. Loss of mobility, admission to nursing homes and dependence on caregivers are all common consequences of osteoporosis. The risk of subsequent fractures increases by 86% for those with a fracture. The NOF has estimated that osteoporosis-related fractures are responsible for $19 billion in costs in the United States annually.

        The prevalence of osteoporosis is growing and, according to the NOF, is significantly under-recognized and under-treated in the population. While the aging of the population is a primary driver of an increase in cases, osteoporosis is also increasing from the use of drugs that induce bone loss, such as chronic use of glucocorticoids, aromatase inhibitors that are increasingly used for breast cancer and the hormone therapies used for prostate cancer.

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

        The only anabolic drug approved in the United States for osteoporosis is Forteo, which was approved by the U.S. Food and Drug Administration, or FDA, in December 2002. In 2011, the medical journal, Osteoporosis International, published results of a study indicating that patients' preferences for osteoporosis medications are strongly influenced by the mode of administration. In particular, when given the choice of subcutaneously injected Forteo versus other therapies, patients preferred the alternative drugs over Forteo, which requires once-daily, self-administered injections and must be refrigerated for storage between uses. We believe that this research suggests that there is a substantial opportunity to optimize patient outcomes and expand the market by improved treatment compliance with a bone anabolic drug that offers an alternative to daily injection, is stable at room temperature and requires a shorter treatment duration, such as BA058-TD. Forteo had worldwide sales of approximately $594.0 million in 2006 and $1.2 billion in 2012.

BA058

Overview

        BA058 is a novel synthetic peptide analog of hPTHrP that we are developing as a bone anabolic treatment for osteoporosis. hPTHrP is critical in the formation of the embryonic skeleton, is involved in the regulation of bone formation and is able to rebuild bone with low associated risk of inducing the presence of too much calcium in the blood, known as hypercalcemia, as a side effect. Human PTHrP (a protein of 139 to 173 amino acids) is different to hPTH (a protein of 84 amino acids) in its structure and role. In 2009, the medical journal, Nature Chemical Biology, published the results of a study indicating that PTH (which primarily regulates calcium homeostasis and bone resorption) and PTHrP activate the same parathyroid hormone receptor, or PTHR1, but produce divergent effects in bone due to differences in downstream cell signaling. We believe that BA058 is the most advanced hPTHrP analog in clinical development for the treatment of osteoporosis. We acquired and maintain exclusive worldwide rights, excluding Japan, to certain patents, data and technical information related to BA058 through a license agreement with an affiliate of Ipsen Pharma SAS, or Ipsen.

BA058-SC

        In August 2009, we announced positive Phase 2 data that showed BA058-SC produced faster and greater BMD increases at the spine and the hip after six months and 12 months of treatment than Forteo, which was a comparator in our study. Key findings were that the highest dose of BA058, which was 80 µg, increased mean lumbar spine BMD at six months and 12 months by 6.7% and 12.9% compared to the increases seen with Forteo in the study of 5.5% and 8.6%, respectively. BA058-SC also produced increases in mean femoral neck BMD at the hip at six months and 12 months of 3.1% and 4.1% compared to increases for Forteo of 1.1% and 2.2%, respectively. We believe there to be a strong correlation between an increased level of BMD and a reduction in the risk of fracture for patients with osteoporosis. BA058 was generally safe and well tolerated in this study, with adverse events similar between BA058, placebo and Forteo groups. In addition, the occurrence of hypercalcemia as a side effect was half that seen with Forteo for the 80 µg dose of BA058. We expect that the Phase 2 data for BA058-SC will be published by a third-party publication in 2013.

        In March 2011, we entered into an agreement with Nordic Bioscience Clinical Development VII A/S, or Nordic, to manage the Phase 3 study of BA058-SC. The study is being conducted in 10 countries at 28 centers operated by the Center for Clinical and Basic Research, or CCBR, as well as other medical centers. CCBR is a leading global clinical research organization, or CRO, with extensive experience in global osteoporosis registration studies. We expect to report top-line data from the Phase 3 study of BA058-SC in the fourth quarter of 2014. Before we submit a New Drug Application, or NDA, to the FDA for BA058 as a treatment for osteoporosis, we must complete several additional studies, including, but not limited to, our pivotal Phase 3 study based upon 18-month fracture data, a thorough QT Phase 1 study, which is a study designed to assess the potential arrhythmia liability of a drug by measuring the effect on the start to finish time of the ventricular main part of the cardiac contraction, also known as the QT interval, a Phase 1 pharmacokinetic, or PK, study in renal patients, a Phase 1 absolute bioavailability PK study, a maximum tolerated dose study, several drug interaction studies, a carcinogenicity study in rats, and bone quality studies in rats and monkeys.

        Our ongoing Phase 3 study, which commenced in April 2011 and completed enrollment in March 2013 with 2,460 subjects, was designed to enroll 2,400 subjects which would be randomized equally to receive daily doses of one of the following: 80 µg of BA058, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. The study is designed to support, or not, our belief that BA058 is superior to placebo for prevention of vertebral fracture and Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia. We believe the study will also show that BMD gains for BA058 patients will occur earlier than for Forteo patients. The study will also include a 6-month extension period during which patients will receive an approved alendronate therapy in order to obtain 24-month fracture data requested by the FDA.

        An interim safety analysis was performed by the independent Data Safety Monitoring Board, or DSMB, as part of its routine oversight of the Phase 3 study. During the fourth quarter of 2012, the DSMB reviewed accumulated safety data on more than 75 percent of the planned 2,400 subjects and recommended that the trial continue unmodified. As part of this DSMB review, a blinded analysis was performed on safety reports of clinical, non-vertebral fractures occurring in the study. The blinded (BA058/Placebo) versus open label (Forteo) arm has shown a lower non-vertebral fracture rate (1.2 percent in the blinded BA058/Placebo arm versus 1.9 percent in the Forteo arm). There have been no SAEs to date attributed to BA058-SC.

        Based upon guidance we have received from the FDA earlier this year, we believe that a successful, single pivotal placebo-controlled, comparative Phase 3 fracture study will be sufficient to support registration of BA058-SC for the treatment of osteoporosis in the United States. Phase 3 studies with similar size, design and endpoints as our Phase 3 fracture study have been sufficient to support registration with the European Medicines Agency, or the EMA, for other bone anabolic drugs used to treat women with osteoporosis in the European Union, or the EU. In December 2012, we met with the Swedish Medical Products Agency, or the MPA, to review the design and the overall progress of the Phase 3 study. The MPA confirmed that the program, based on the current single pivotal trial design, would support the submission and potential approval of an MAA in the EU, pending the results of the Phase 3.

        Assuming we do not encounter any unforeseen delays during the course of developing BA058-SC, we expect to present the 18-month data in the fourth quarter of 2014. We plan to file the NDA submission for BA058-SC in approximately mid-2015 with the 18-month fracture data and supplementally provide the 24-month fracture data, when available. We expect commercial launch to follow in the United States, if and when the FDA approves the NDA for BA058-SC, and in the EU if and when the marketing authorization application for BA058-SC is approved. In the fourth quarter of 2014, we expect to begin hiring additional personnel in preparation for this commercial launch.

BA058-TD

        We successfully completed combined single-day and seven-day repeat-dose Phase 1b clinical studies of BA058-TD in healthy subjects. We commenced a Phase 2 clinical study in the third quarter of 2012. We completed enrollment in this study in January 2013 and expect top-line data to be available in the third quarter of 2013. Our Phase 2 clinical study compares multiple daily doses of BA058-TD to placebo and BA058-SC using lumbar spine BMD at six months as the primary endpoint. If BA058-SC is already approved by the FDA, we believe that we will only need to conduct a single non-inferiority Phase 3 clinical study comparing the change in lumbar spine BMD at 12 months for patients dosed with BA058-TD to patients dosed with BA058-SC to show that the effect of BA058-TD treatment is not worse than that of BA058-SC. In 2014, we expect that the Phase 2 data for BA058-TD will be published by a third-party publication. In addition, we expect to commence our Phase 3 clinical study for BA058-TD in 2014.

        We believe that development costs for BA058-TD will be lower than the injectable version as we currently do not intend to conduct an additional pivotal fracture study for this follow-on product. As a result of the compressed pathway, if our clinical trials of BA058-SC and BA058-TD are successful, we expect that marketing approval of BA058-TD can occur soon after BA058-SC. Therefore, the FDA approval, and the timing of any such approval, is dependent upon the approval of BA058-SC. As a result, BA058-TD is not likely to receive FDA approval, if ever, until at least two years following approval of BA058-SC.

Clinical Development Program

        We are developing BA058 for the prevention of fractures in postmenopausal women at risk of fracture from severe osteoporosis. Recognizing both the therapeutic potential of BA058 in this indication as well as the drawbacks inherent in self-injection therapies in this population, we are also developing BA058-TD for transdermal administration of the product using a microneedle technology from 3M. We plan to develop and register BA058-SC as our lead product, with BA058-TD as a follow-on product that provides greater patient convenience. We believe the ability of BA058-TD to capitalize on the more extensive fracture study data of BA058-SC will allow the patch product to be accelerated through later-phase development without requiring its own fracture study.

Ongoing BA058-SC Phase 3 Study

        The Phase 3 study for BA058-SC (Study BA058-05-003) was submitted as a draft protocol to investigational new drug, or IND, 73,176 on December 18, 2009, and was the subject of a Type B End of Phase 2 Meeting conducted with the FDA on January 21, 2010. The protocol was subsequently revised and submitted to the FDA on December 17, 2010. In April 2011, we began dosing patients in this study. In March 2013, the study completed enrollment with 2,460 patients at 28 medical centers in 10 countries in the United States, Europe, Latin America and Asia.

        On February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis. Our ongoing BA058-SC pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. The FDA's letter solicited a meeting to review the status of our Phase 3 clinical study and discuss options for fulfilling the FDA's new request for 24-month fracture data in the context of the ongoing Phase 3 study. We subsequently met with the FDA on March 21, 2012 to discuss satisfying the 24-month data request while preserving the current 18-month primary endpoint. Based upon our discussion with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the BA058 80 µg and placebo groups in our Phase 3 study that will receive an approved alendronate (generic Fosamax®) therapy for osteoporosis management. We intend to file the NDA with the 18-month fracture data and supplementally provide the 24-month fracture data, when available.

        Study objectives—The primary objective of this study is to determine the safety and efficacy of BA058-SC at a dose of 80 µg when compared to a matching placebo for prevention of vertebral fracture in otherwise healthy ambulatory postmenopausal women at risk of fracture from severe osteoporosis. Patients, investigators and independent assessors will be blinded as to treatment for that outcome. The secondary objectives of this study are to determine the safety and efficacy of BA058 at a dose of 80 µg when compared to placebo for prevention of non-vertebral fractures and for change in vertical height. Additional key secondary efficacy outcomes include BMD of spine, hip and femoral neck and frequency of hypercalcemia when compared to Forteo.

        Study population—The study will enroll otherwise healthy ambulatory women who have been postmenopausal for at least five years aged 50 to 85 (inclusive), meet the study entry criteria and have provided written informed consent. The women will have a BMD t-score ≤-2.5 and >-5.0 at the lumbar spine or hip (femoral neck) by DXA and radiological evidence of two or more mild or one or more moderate lumbar or thoracic vertebral fractures, or history of low trauma forearm, humerus, sacral, pelvic, hip, femoral or tibial fracture within the past five years. Postmenopausal women older than 65 who meet the above fracture criteria but have a t-score of ≤-2.0 and >-5.0 may be enrolled. Women older than 65 who do not meet the fracture criteria may also be enrolled if their t-score is ≤-3.0 and >-5.0. Osteoporosis is defined as when a patient's t-score ≤-2.5, meaning that the patient has a BMD that is two and a half standard deviations below the mean BMD of an ethnically matched thirty year old man or woman, as applicable. All patients are to be in good general health as determined by medical history, physical examination (including vital signs) and clinical laboratory testing.

Study design

        The 2,460 eligible patients will be randomized equally to receive one of the following for 18 months:

  •
  BA058 at a dose of 80 µg;

  •
  a matching placebo; or

  •
  Forteo at a dose of 20 µg.

        Study drug is blinded to patients and medical personnel until the randomization process is completed. Treatment with BA058 at a dose of 80 µ g or placebo will remain blinded to all parties throughout the study. Forteo comes as a proprietary prefilled drug and device combination that cannot be repackaged. Therefore, its identity cannot be blinded to treating physicians and patients once use begins. Study medication will be self-administered daily by subcutaneous injection for a maximum of 18 months. All enrolled patients will also receive calcium and vitamin D supplementation from the time of enrollment until the end of the treatment period. It will be recommended to patients that they also continue these supplements through the one month follow-up period.

        Primary efficacy endpoints—The primary efficacy endpoint will be the number of BA058-treated patients showing new vertebral fractures at end-of-treatment when compared to placebo as evaluated by a blinded assessor according to a standardized graded scale of severity of the vertebral deformity. The sample size per treatment arm provides 90% power at a two-sided alpha to detect a superiority difference between placebo patients and those who receive BA058 at a dose of 80 µg on vertebral fracture incidence.

        Secondary efficacy endpoints—Secondary efficacy parameters will also include reduction in the incidence of non-vertebral fractures to the wrist, hip and rib, for example, and reduction in moderate and severe vertebral fractures. Other secondary efficacy endpoints will include changes in BMD of the spine, hip, femoral neck and wrist from baseline to end-of-treatment as assessed by DXA.

        Additional secondary endpoints will include change in standing height and changes in serum bone formation markers across treatment, such as P1NP, osteocalcin and bone-specific alkaline phosphatase. The frequency of hypercalcemia across treatment groups will also be assessed.

        Each of the BA058 80 µg and placebo groups in our Phase 3 study will be eligible to continue in an extension study and will receive an approved alendronate (generic Fosamax®) therapy for osteoporosis management. A key endpoint of the extension study will be the reduction in new vertebral fractures at 24 months in BA058-treated patients who are treated with alendronate at the end of treatment, versus placebo-treated patients who are treated with alendronate at the end of treatment.

Extension study design.

        Safety outcomes—Safety evaluations to be performed will include physical examinations, vital signs, 12-lead electrocardiograms, or ECGs, clinical laboratory tests and monitoring and recording of adverse events. Specific safety assessments will include post-dose (four hours) determination of serum calcium, determination of creatinine clearance, post-dose ECG assessments at selected visits and assessments of postural hypotension (60 minutes post-dose) at selected clinic visits.

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

        Overall study safety will be monitored by an independent DSMB.

BA058-TD Phase 2 Study

        In the third quarter of 2012, we commenced a Phase 2 randomized, placebo-controlled, parallel group dose-finding clinical study of BA058-TD. The study will evaluate the safety and efficacy of the daily BA058-TD in women with osteoporosis and will be similar in design to the Phase 2 study for BA058-SC. The study will evaluate the effects of three doses of BA058-TD, compared to placebo and BA058-SC at a dose of 80 μg, on change in BMD and anabolic bone markers over six months of treatment. The study will be powered to detect clinically meaningful changes in BMD and biomarkers as efficacy measures. In January 2013, we completed enrollment in this study with 250 patients.

        Safety will be assessed as changes in incidence of adverse events, changes in laboratory parameters, in particular serum calcium, change from baseline in the patient's vital signs and physical examination.

        Study participation will be preceded by one to two weeks of pretreatment with calcium and vitamin D supplements and treatment conclusion will be followed by a one month period of safety observation.

        We expect top-line data from this study to be available in the third quarter of 2013.

Completed BA058-SC Phase 2 Study

        We conducted a randomized, placebo-controlled, parallel group dose-finding Phase 2 study (Study BA058-05-002) in the United States, Argentina, India and the United Kingdom. The purpose of the study was to evaluate the safety and efficacy of daily injections of BA058-SC in women with osteoporosis. Postmenopausal women between the ages of 55 and 85 (inclusive) who had a BMD t-score ≤-2.5 at the lumbar spine or hip (femoral neck) by DXA or a BMD t-score ≤-2 and a prior low trauma fracture or an additional risk factor were candidates for this study. The study evaluated the effects of BA058-SC at multiple doses (placebo, 20 μg, 40 μg and 80 μg) on recovery of BMD, a marker of fracture risk, and on biomarkers of anabolic and resorptive activity in bone. The study also included a Forteo treatment arm for reference. These efficacy measures (BMD and bone biomarkers) were designed for statistical significance. After the initial 24 weeks of treatment, eligible patients were offered a second 24 weeks of their assigned treatment. Safety was assessed throughout the study and reported on at both six months and 12 months. BA058-SC and placebo were self-administered using a prefilled cartridge in a pen-injector device. Forteo was self-administered as the marketed product at the approved dose of 20 µg per day by subcutaneous injection. Four weeks prior to start of treatment, patients began taking calcium and vitamin D supplements that continued throughout the study.

        A total of 270 patients (mean age: 65 years) entered the pretreatment period, 222 patients were randomized, and 221 patients received study treatment and were analyzed in the intent-to-treat, or ITT, population with 55 continuing into an additional 24 weeks of treatment. A total of 155 patients were included in the efficacy population (per protocol) in the initial 24 weeks of treatment.

        Initial 24 weeks of treatment—The efficacy results of Study BA058-05-002 confirmed the preclinical and early clinical hypothesis that BA058-SC induces a dose-dependent increase in BMD and in markers of bone remodeling measurable at both the 12-week and 24-week assessments.

        In the ITT population, the mean percent change in total analyzable spine BMD at week 12 increased with dose as shown in Figure A below. The mean gains in BMD (active treatment—placebo) for BA058-SC 40 µg and 80 µg groups were statistically significant (p = 0.0013 and p < 0.001, respectively). The difference was not statistically significant in the BA058 20 µg group and just missed significance in the Forteo group (p = 0.055).

        At week 24, the mean percent change from baseline continued to increase and was statistically significantly proportional to dose (p < 0.001) as shown in Figure A below. Again, the mean gain in total analyzable spine BMD was statistically significant for BA058-SC 40 µg (p < 0.001) and 80 µg (p < 0.001) groups. The mean BMD gain at week 24 was also statistically significant for the Forteo group (p < 0.001). The response of lumbar spine BMD to BA058-SC was dose dependent, and the 80 µg BA058-SC dose produced a larger percentage increase in BMD at the lumbar spine than the approved 20 µg Forteo dose.

Figure A—Mean Standard Error of the Mean (SEM) Percent Change from Baseline at weeks 12 and 24 in Total Analyzable Spine BMD (ITT Population, N = 221)

        An even greater proportional response in BMD was elicited in the hip region. By week 24, mean percent changes in total analyzable hip BMD were 0.4%, 1.4%, 2.0% and 2.6% for the placebo, BA058 at a dose of 20 µg, BA058 at a dose of 40 µg, and BA058 at a dose of 80 µg groups, respectively. Mean percent change in the Forteo (0.5%) group was similar to placebo as shown in Figure B below. The change in total analyzable hip BMD showed a dose response to BA058-SC and a more than five-fold benefit of BA058 at a dose of 80 µg over Forteo. A similar relative benefit of BA058 at a dose of 80 µg over Forteo was seen in all regions of the hip.

Figure B—Mean (SEM) Percent Change from Baseline at weeks 12 and 24 in Total Analyzable Hip BMD (ITT Population, N=221)

        BA058-SC also induced a dose-dependent rise in major markers of bone anabolic activity, including P1NP, bone specific alkaline phosphatase, or BSAP, and osteocalcin. The response to Forteo was generally somewhat greater for all anabolic markers but also bone resorption markers (C-telopeptides of type I collagen crosslinks, or CTX, and N-telopeptides of type I collagen crosslinks, or NTX), consistent with published data on later gradual loss of Forteo BMD benefit.

        BA058-SC was well tolerated at all doses and safety events were consistent with usual medical events in a study population of this age and gender. The safety profile was also similar to that of Forteo and there were no treatment-related significant (serious) adverse events. However, adverse events were reported by 74% of patients in the first six months of treatment, with a similar incidence across all treatment groups. The majority of on-treatment events were mild-to-moderate in severity and there were no deaths reported. Seven subjects discontinued due to adverse events: one in the BA058 20 µg group, one in the BA058 40 µg group, three in the BA058 80 µg group and two in the Forteo group. Eight patients (four percent) experienced at least one SAE and the incidence of such events was similar across treatment groups. Five SAEs, unrelated to treatment, were reported in three patients. Local tolerance at the injection site was similar across treatment groups and fewer than 20% of subjects reported any symptoms, such as redness at the injection site across the many months of injections.

        The level of calcium in the blood, known as serum calcium levels, were monitored throughout the study and clinically significant elevated levels (greater than or equal to 10.5 milligrams per deciliter, or mg/dL) were observed in 40% of the Forteo group while also observed in four percent, 12%, 19% and 18% of the placebo, BA058-SC at a dose of 20 µg, 40 µg and 80 µg groups, respectively. Most elevations were noted at the four-hour post-injection time point.

        Blood pressure was assessed throughout the study for postural change. Postural changes in blood pressure (predetermined level of change in systolic or diastolic from lying to standing) were reported in seven patients, including 0%, 5%, 2%, 2% and 7% of patients in the placebo, BA058-SC 20 µg, 40 µg, 80 µg and Forteo groups, respectively. Pre-dose postural changes in blood pressure were similar across treatment groups. There were no clinically meaningful differences in ECG parameters between the placebo and active treatment groups.

        Sixteen patients had low titer antibodies against BA058 after six months of treatment. Of these, five were in the BA058 20 µg group, six were in the BA058 40 µg group and five were in the BA058 80 µg group. There were no associated safety events or attenuation of treatment efficacy. One antibody-positive patient in the BA058-SC 40 µg group was found to have evidence of neutralizing activity at 24 weeks without evidence of attenuation of drug efficacy, having a 9.3% gain in total analyzable spine BMD at the week 24 assessment.

        Extended 24 weeks of treatment—Patients who completed the initial 24 weeks of treatment and continued to meet eligibility criteria were offered participation in the 24-week extension study in which they would continue their assigned treatment. On completion of the regulatory process to approve the study extension, 69 patients remained eligible and 55 participated, including 13, 10, 7, 11 and 14 patients in BA058-SC 20 μg, 40 μg, 80 μg, placebo and Forteo groups, respectively. Forty-eight patients completed the extended treatment period.

        BMD continued to increase during the extended 24 weeks of treatment, with the largest percent increases in total analyzable spine BMD, femoral neck BMD and total analyzable hip BMD observed in the BA058-SC 80 µg group, as shown in Figure C below. By week 48, mean percent changes in spine BMD were 0.7%, 5.1%, 9.8% and 12.9% for the placebo, BA058 20 µg, BA058 40 µg and BA058 80 µg, groups, respectively, while mean percent change from baseline in the Forteo group was 8.6%. At week 48, the mean femoral neck BMD in the BA058-SC 80 µg group gained 4.1% compared to the mean of the Forteo group at 2.2%. The gain total analyzable hip BMD was 0.7%, 2.0%, 2.1% and 2.7% for the placebo, BA058 20 µg, BA058 40 µg and BA058 80 µg groups, respectively, compared to 1.3% for the Forteo group.

Figure C—Mean (SEM) Percent Change from Baseline at weeks 12, 24 and 48 in Total Analyzable Spine BMD (N=55)

        No treatment-related SAEs or deaths were reported during this time period. Two patients discontinued treatment, one for bilateral femoral hernias (BA058-SC 80 µg) and one for moderate syncope (BA058-SC 40 µg). Study-related adverse events occurred in a similar proportion of patients in each treatment group across the 52-week study period and the majority of events were mild or moderate in severity. The profile of events was not different during the second six months of study treatment.

        Local tolerance of study drug injections was also similar during the second six months of treatment. There were no safety signals observed in the evaluation of clinical laboratory parameters.

        Conclusions—This study demonstrated that treatment with BA058-SC induces a substantial positive change in BMD at both spine and hip in women with osteoporosis, with a particular advantage over Forteo at the hip, and achieves this benefit safely and with substantially less hypercalcemia effect than Forteo.

BA058-SC Phase 1 Studies

        First Phase 1 Study—The first Phase 1 clinical study was a single-dose study conducted as a randomized, double-blind, placebo-controlled, parallel-group dose escalation study of BA058-SC in a vial formulation administered as a single subcutaneous dose to healthy male and female subjects with a mean age of 61 years. The study administered single subcutaneous doses of 2, 5, 7.5, 10, 15, 20, 40, 60, 80 and 100 µg BA058-SC or placebo. Sixteen subjects also received 2.5 µg of BA058-SC by the intravenous, or IV, route and 15 µg subcutaneously in separate study periods. In total, 76 subjects received BA058 while 20 received a placebo. No elevation in serum calcium was observed at doses of 80 µg or lower and no clinically relevant effects of BA058-SC on ECG or continuous monitoring through the use of a Holter monitor readings were observed. In summary, this study demonstrated that BA058-SC is 100% bioavailable, meaning it is absorbed completely, when administered by the subcutaneous route. BA058-SC did not induce hypercalcemia and was well tolerated at doses up to 80 µg subcutaneously.

        Second Phase 1 Study—The second Phase 1 clinical study administered BA058-SC once daily for seven days. There were 39 study subjects, all healthy postmenopausal women with an average age of 60. Four doses of BA058-SC (5 µg, 20 µg, 40 µg or 80 µg) and a matching placebo were studied, with seven or eight women receiving each dose for the seven days of the study. BA058-SC was well tolerated at all doses and there were no medically important adverse events. All other adverse events were mild or moderate in intensity and did not appear to be related to the dose of study drug. No subjects dropped out or discontinued the study.

        BA058 was rapidly absorbed following injection and reached peak blood levels within one hour. The drug was rapidly cleared from the circulation, resulting in half-life values ranging from 1.05 to 2.59 hours. Following BA058 administration, serum parathyroid hormone decreased, as would be expected, and serum 1,25-dihydroxyvitamin D, an activated form of vitamin D, and serum P1NP rose in a dose-related manner. Both 1,25-dihydroxyvitamin D and P1NP are expected and beneficial effects of the study drug and its class. As expected, serum calcium showed a slight rise following BA058-SC administration, although it remained within the normal range at all times in all patients other than isolated minor and transient elevations in two of seven placebo and three of 32 study subjects.

        Third Phase 1 Study—The third Phase 1 clinical study was a multi-dose study, with the same design as the second Phase 1 study, but using a liquid prefilled multidose cartridge of BA058 and conducted at doses of 80 µg, 100 µg and 120 µ g. BA058-SC or placebo was administered daily as a subcutaneous dose for seven days to healthy postmenopausal women. Thirty healthy postmenopausal women with a mean age of 61 years were enrolled and 29 completed treatment.

        BA058-SC was well tolerated at doses of up to 100 µg but not at 120 µg which met criteria for termination of dose escalation. One patient in the 120 µg group was intolerant of study drug and was discontinued. All adverse events observed were mild or moderate in intensity. No study subject developed serum antibodies to BA058 following the seven days of exposure. BA058-SC pharmacokinetics were again characterized by rapid absorption, reaching mean peak plasma concentration within approximately 0.5 hours; mean half-life values ranged from 1.13 hours to 1.65 hours. Similar responses in serum PTH, 1,25-dihydroxyvitamin D and serum P1NP were observed. These higher doses of BA058-SC were not associated with occurrence of hypercalcemia. In summary, BA058-SC was well tolerated at up to 100 μg once daily for seven days.

BA058-TD

        First Phase 1 Study—The objectives of the BA058-TD Phase 1 study were to determine the safety, PK and time course of delivery of BA058-TD in healthy postmenopausal women and to compare the PK profiles of BA058-TD delivered transdermally to BA058-SC administered subcutaneously.

        This study was a randomized, double-blind, placebo-controlled, ascending single-dose study and enrolled 38 healthy postmenopausal women with a mean age of 57.6 years. Subjects underwent up to three single dose exposures to BA058-TD, Placebo Microneedle Patch or BA058-SC 80 µ g over the course of three study periods.

        BA058-TD was characterized by a rapid absorption and elimination. The Cmax, or maximum plasma concentration of the drug, and half-life times were shorter than for BA058-SC administration.

        BA058-TD was well tolerated. Safety events were similar between BA058-TD and BA058-SC, with 99% of adverse events being mild and, of these, most were reactions at the application site. There was no clinically notable difference in laboratory or cardiac safety parameters across doses of BA058 or routes of administration.

        In conclusion, the first Phase 1 study of BA058-TD demonstrated that BA058 can safely be delivered by this route of administration.

        Second and Third Phase 1 Studies—A second Phase 1 single-day and a third Phase 1 seven-day application study of BA058-TD have been completed in the United States and Canada using an optimized Microneedle Patch system with top-line results announced in December 2011. These studies were designed as safety, dose-ranging and time-course PK and pharmacodynamic studies. The second and third Phase 1 studies also investigated optimal dose, wear time and application site for transdermal delivery of BA058 using an optimized microneedle array. The results obtained using BA058-TD were compared to those of BA058-SC at a dose of 80 µg.

        BA058-TD was characterized by a rapid release of BA058 with a faster time to reach peak concentration as well as more rapid elimination in plasma compared to BA058-SC. Peak transdermal drug levels were consistent with BA058-SC. An optimal wear time of five minutes or less was identified as well as effective sites of application.

        BA058-TD showed an increase in the bone-formation marker P1NP in serum after seven days of exposure, consistent with bone-building activity, and was shown to be safe and well tolerated in all doses studied.

        Preclinical Pharmacology of BA058—In pharmacology studies conducted with BA058, the following has been shown:

  •
  BA058 is a potent selective agonist of the human PTHR 1 receptor;

  •
  In models of calcium mobilization, BA058 has significantly less calcium mobilizing activity at higher doses than the native hPTHrP(1-34), and less activity than hPTH(1-34);

  •
  BA058-SC stimulates the formation of normal, well-organized bone and restores BMD in ovariectomized, or OVX, osteopenic rats and primates. Additionally, mechanical testing of bones from OVX rats after treatment with BA058-SC revealed a significant increase in femur and vertebral bone strength. BA058-SC exhibited the majority of its effects through the growth of trabecular bone without compromising cortical bone. Similar studies in rats with BA058-TD show comparable restoration of bone;

  •
  BA058-SC was well tolerated over a wide range of doses in two species, rats and primates, for up to six months and nine months, respectively;

  •
  Safety pharmacology studies demonstrated no respiratory, gastroenterologic, hematologic, renal or central nervous system effects (tachycardia and hypotension were observed in dogs following both intravenous and subcutaneous administration, but such effects were not observed in other species);

  •
  The No Observed Adverse Effect Level was 15, 25 and 25 µg/kg/day in rats in the 4-, 13- and 26-week studies, respectively, and 100, 50 and equal to or less than 10 µg/kg/day in monkeys in the 4-, 13- and 39-week studies; and

  •
  Repeat subcutaneous dose studies in both rats and cynomolgus monkeys at doses up to 300 and 450 µg/kg/day, respectively, revealed a relatively fast absorption (Tmax from 0.083 to 1.0 hr); peak serum concentration and Area Under the Curve, a measure of drug exposure, increased as the dose increased.

        These preclinical studies suggest that compared to hPTH(1-34), BA058-SC can potentially be used to restore lost BMD with a reduced risk of hypercalcemia.

Ongoing Preclinical Safety Studies for BA058

        A two-year subcutaneous injection carcinogenicity study of BA058 in Fischer 344 albino rats is currently ongoing and will assess the carcinogenic potential of BA058. The study is being conducted according to the provisions set forth in Guidance ICH-S1A, ICH-S1B, and ICH-S1C(R2), and the design was accepted by the FDA on July 15, 2009. This study will evaluate three BA058 dose levels. The doses were selected based upon findings and tolerance in completed long-term rat toxicology studies and the anticipated tolerance over a two-year dosing period. Furthermore, the doses represent an exposure multiple over maximum clinical doses. The study includes a cohort of rats being dosed with hPTH(1-34), a daily subcutaneous injection of human parathyroid hormone as a positive control, as it is anticipated that osteosarcomas would be observed with this treatment, as previously published for both rhPTH(1-34) and rhPTH(1-84) in similar 2-year rat carcinogenicity studies. The positive control will also allow confirmation of the sensitivity of the model. At an interim, preliminary analysis of histopathology on pre-terminal rats only, we have observed osteosarcomas in our carcinogenicity study in both the BA058 and hPTH(1-34) treated groups, which has been reported to regulatory agencies. Our carcinogenicty study is continuing as originally planned. The final results from the rat carcinogenicity study may show that BA058 dosing results in more osteosarcomas than PTH, at similar exposure multiples to the human therapeutic dose, which may have a material adverse bearing on approval of BA058. This study is being conducted in parallel with the Phase 3 clinical study.

        We also expect to conduct one preclinical bone quality study in OVX rats for up to 12 months of daily BA058 subcutaneous injection and a second preclinical bone quality study in adult OVX monkeys for 16 months. The primary objective of these studies is to demonstrate that long-term treatment with BA058-SC will not lead to deleterious effects on bone quality by determining BA058's effect on the mass, architecture and strength of bones. These studies will be conducted in parallel with the Phase 3 clinical study and, in both studies, BA058 will be compared to placebo. The 12-month rat study is being performed in OVX skeletally mature Sprague-Dawley rats, an appropriate species for osteoporosis studies as a result of the cancellous bone changes and bone strength changes similarly noted in humans. In this study, a 13-week bone depletion period will occur after ovariectomy/sham surgery and prior to initiation of daily subcutaneous injection dosing with vehicle or three different dose levels of BA058.

        The 16-month nonhuman primate study is being performed in OVX monkeys, a larger remodeling species whose bone depletion can be induced by estrogen deficiency, as in human menopause. In this study, an approximate nine-month bone depletion period will occur after OVX/sham surgery and prior to initiation of daily subcutaneous injection dosing with vehicle or three dose levels of BA058. The specific objectives and measured outcomes of both studies are to investigate the potential safety and restoring efficacy of BA058 on bone. Effects on bone mass, both cortical bone and cancellous bone, will be assessed by BMD and peripheral quantitative computed tomography. Effects on cortical and cancellous bone strength will be determined by biomechanical testing. The mechanisms by which BA058 affects bone will be assessed by evaluation of biomarkers of bone turnover and histomorphometric indices of bone turnover. PK of BA058 and development of antidrug antibodies will also be evaluated.

Manufacturing of BA058

        The active pharmaceutical ingredient, or API, of BA058 is manufactured on a contract basis by Lonza Group Ltd., or Lonza, under current good manufacturing practice, or cGMP, conditions using a solid phase peptide synthesis assembly process, and purification by high pressure liquid chromatography. BA058-SC is supplied as a liquid in a multi-dose cartridge for use in a pen delivery device. The multi-dose cartridges are manufactured by Vetter. BA058-TD is manufactured by 3M based on their patented microneedle technology to administer drugs through the skin, as an alternative to subcutaneous injection.

Patents relating to BA058

        Composition of matter of BA058 is claimed in the United States (U.S. Patent No. 5,969,095), Europe, Australia, Canada, China, Hong Kong, South Korea, New Zealand, Poland, Russia, Singapore, Mexico, Hungary, and Taiwan. These cases have a normal patent expiration date of 2016 absent the possibility of patent term extension. The Phase 3 clinical dosage of BA058 by the subcutaneous route for use in treating osteoporosis is covered by Patent No. 7,803,770 until 2028 (statutory term extended with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO) in the United States (absent any patent term extension under the Hatch-Waxman Act). The intended therapeutic formulation for BA058-SC is covered by Patent No. 8,148,333 until 2027 (statutory term extended with 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) in the United States (absent any patent term extension under the Hatch-Waxman Act). Related cases granted in China, Australia, Singapore, and Ukraine, and currently pending in Europe, China, Australia, Canada, Japan, Brazil, Mexico, Singapore, South Korea, India, Israel, New Zealand, Norway, Russia, and Hong Kong will have a normal un-extended patent expiration date of 2027. An international patent application and a corresponding U.S. patent application were filed in 2012 which cover various aspects of BA058 for microneedle application. Any claims that might issue from these applications will have a normal expiration date no earlier than 2032.

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

        Potential competitors with BA058 include, but are not limited to, Amgen, UCB, Merck & Co., Novartis, Lilly, Asahi Kasei and Zosano. Lilly launched Forteo in December 2002 as the first-to-market anabolic or bone-building agent for the treatment of osteoporosis. In April 2012, UCB and Amgen started a Phase 3 clinical trial program for their anti-sclerostin antibody for the treatment of osteoporosis. Zosano and Asahi Kasei are also developing a transdermal form of rhPTH(1-34) that would compete with BA058-TD. We have no products approved for sale and therefore have no share of any therapeutic markets in which we hope to introduce BA058.

Non-head-to-head comparison of BA058-SC and Amgen anti-sclerostin antibody Phase 2 study results

        Our BA058-SC Phase 2 clinical study used substantially similar patient inclusion and exclusion criteria as a study completed by Amgen of the use of a human anti-sclerostin antibody, romosozumab or AMG 785, for the treatment of osteoporosis. A comparison of the 6-month and 12-month spine BMD results of the AMG 785 study at the 210 mg once-monthly subcutaneous dosing regimen, including both patients treated with AMG 785 and a control group of patients treated with Forteo, and our BA058-SC study at the 80 mcg single daily subcutaneous dose are set forth in the following table. While we believe the comparison is useful in evaluating the results of our Phase 2 clinical study of BA058-SC, the BA058-SC and AMG 785 studies were separate trials conducted at different sites, and we have not conducted a head-to-head comparison of the drugs in a single clinical trial. Results of an actual head-to-head comparison study may differ significantly from those set forth in the following table. In addition, because the BA058-SC and AMG 785 studies were separate studies and because the BA058-SC Phase 2 clinical study involved a lesser number of patients, differences between the results of the two studies may not be statistically or clinically meaningful.

	BA058-SC Phase 2(1)		AMG 785 Phase 2(2)
Product	BA058	Forteo	AMG 785	Forteo
Dose	80 mcg	20 mcg	210 mg	20 mcg
Dosing frequency	Daily	Daily	Monthly	Daily
No. of Injections per dose	1	1	3	1
Type of Injection	Self	Self	Physician	Self
Spine Mean Percent BMD Change from Baseline—6 months	+6.7%	+5.5%	+8.0%	+4.7%
Spine Mean Percent BMD Change from Baseline—12 months	+12.9%	+8.6%	+11.3%	+7.0%

(1)
BA058-SC Study n=221 (6 months) and n=55 (12 months), 5 arms

(2)
AMG 785 Study n=419 (12 months), 9 arms

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

Background on Vasomotor Symptoms

        Hot flashes and night sweats are common symptoms during menopause, with up to 85% of women experiencing them during the menopause transition, for a median duration of four years. In 2010, approximately 11.5 million women in the United States were in the 45- to 49-year age range to enter menopause. In addition, most women receiving systemic therapy for breast cancer suffer hot flashes, often with more severe or prolonged symptoms than women experiencing menopause. These symptoms can disrupt sleep and interfere with quality of life. An estimated two million women undergo menopause every year in the United States, with a total population of 50 million postmenopausal women.

        Historically, hormone replacement therapy, or HRT, with estrogen and/or progesterone was considered the most efficacious approach to relieving menopausal symptoms such as hot flashes. However, data from the Women's Health Initiative, or WHI, identified increased risks for malignancy and cardiovascular disease associated with estrogen therapy. Sales of HRT declined substantially after the release of the initial WHI data, but HRT remains the current standard of care for many women suffering from hot flashes. However, due to concerns about the potential long-term risks and contraindications associated with HRT, we believe that there is a significant need for new therapeutic options to treat vasomotor symptoms. Pfizer's Premarin product line remains the market leader for drugs to manage menopausal symptoms with 2011 worldwide sales in excess of $1 billion.

Pharmacologic Characteristics

        RAD1901 has been shown to bind to the estrogen receptor alpha, or ERa , and to have both estrogen-like and estrogen antagonist effects in different tissues. RAD1901 has also been shown to have both estrogen-like behavioral effects in animals and to reduce vasomotor signs in an animal model of menopausal hot flashes. In bone, RAD1901 protects against castration-induced bone loss while showing no unwanted stimulation of the endometrium. In cell culture, RAD1901 does not stimulate replication of breast cancer cells and antagonizes the stimulating effects of estrogen. Overall, RAD1901 exhibits a number of properties that would make it a suitable drug candidate for the management of menopausal symptoms, particularly the treatment of vasomotor symptoms.

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

        Our current strategy is to collaborate with third parties for the further development and commercialization of RAD1901. Therefore, the date of any FDA approval of RAD1901, if ever, cannot be predicted at this time. As a result of the uncertainties around the completion of a collaboration arrangement for RAD1901 with third parties, we are unable to determine the duration and costs to complete current or future clinical stages of our RAD1901 product candidate or when, or to what extent, we will generate revenues from the commercialization and sale of RAD 1901. From January 1, 2010 through December 31, 2012, we incurred $1.8 million in research and development costs related to RAD1901. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for RAD1901 could significantly increase our need to raise additional working capital funds and materially adversely affect our product development efforts and our business overall. If we do not succeed in the timely raising of additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical studies or obtain approval of any product candidates, including RAD1901 from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities related to RAD 1901.

Manufacturing of RAD1901

        The API of RAD1901 is manufactured for us on a contract basis by Irix Pharmaceuticals, Inc. The present cGMP of RAD1901 comprises nine synthetic steps. The current manufacturing process requires no chromatographic separations. RAD1901 is a chiral material present as essentially one enantiomer.

Patents relating to RAD1901

        RAD1901 as a composition of matter is covered by US Patent No. 7,612,114 (statutory term extended to 2026 with 967 days of patent term adjustment absent any Hatch-Waxman extension). Corresponding cases issued in Australia and Canada and pending in India and Europe will have a normal expiration date in 2023. A patent application covering methods of using RAD1901 for the treatment of vasomotor symptoms has been filed in the United States (published as US 2010/0105733A1), Europe and Canada and any claims issuing will have a normal expiration in 2027. Patent applications covering a dosage form have been filed in the United States, Europe, Canada and Mexico, and any claims that might issue from these applications will have a normal expiration date no earlier than 2031.

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

        Our potential competitors in relation to RAD1901 include, but are not limited to, Pfizer (NDA under review) and Depomed (NDA under review) who both have agents in more advanced stages of development than RAD1901. We believe that RAD1901 will be able to compete with other agents for the treatment of hot flashes because we expect it to have a similar efficacy and better safety profile than estrogen products, as well as a better efficacy and safety profile than non-estrogen products. We have no products approved for sale and therefore have no share of any therapeutic markets in which we hope to introduce RAD1901.

RAD140

Pharmacologic Characteristics

        RAD140 is a nonsteroidal SARM that resulted from an internal drug discovery program that began in 2005. RAD140 has demonstrated potent anabolic activity on muscle and bone in preclinical studies and has completed 28-day preclinical toxicology studies in both rats and monkeys. Because of its high anabolic efficacy, receptor selectivity, potent oral activity and long duration half-life, we believe that RAD140 has clinical potential in a number of indications where the increase in lean muscle mass and/or bone density is beneficial, such as treating the weight loss due to cancer cachexia, muscle frailty and osteoporosis.

        Our current strategy is to collaborate with third parties for the further development and commercialization of RAD140 so the date of any FDA approval of RAD140, if ever, cannot be predicted at this time. As a result of the uncertainties around the completion of a collaboration arrangement for RAD140 with third parties, we are unable to determine the duration and costs to complete current or future clinical stages of our RAD140 product candidate or when, or to what extent, we will generate revenues from the commercialization and sale of RAD140. From January 1, 2010 through December 31, 2012, we incurred $0.4 million in research and development costs related to RAD140. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for RAD140 could significantly increase our need to raise additional working capital funds and materially adversely affect our product development efforts and our business overall. If we do not succeed in the timely raising of additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical studies or obtain approval of any product candidates, including RAD140 from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities.

Patents relating to RAD140

        RAD140 as a composition of matter and methods of using RAD140 is covered by US Patent No. 8,067,448 (effective filing date February 19, 2009, and a statutory term extended to September 25, 2029, with 281 days of patent term adjustment due to delays by the USPTO) and U.S. Patent No. 8,268,872 (effective filing date February19, 2009 with term understood to be extended with 232 days of patent term adjustments). Related patents have been granted in Australia and Mexico and additional patent applications are pending in the United States and numerous additional countries worldwide. Any patents issued from these filings will have a normal expiration in 2029 absent any extensions.

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

Collaborations and License Agreements

Nordic Bioscience

        BA058-SC Phase 3 Clinical Study—We entered into a letter of intent with Nordic on September 3, 2010, pursuant to which we funded preparatory work by Nordic in respect of a Phase 3 clinical study of BA058-SC. The letter of intent was extended on December 15, 2010 and on January 31, 2011. Pursuant to the letter of intent and the two extensions, we funded an aggregate $1.5 million of preparatory work by Nordic during 2010 and funded an additional $750,000 of preparatory work by Nordic during 2011. On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1, or the Work Statement NB-1, under such Clinical Trial Services Agreement and a related Stock Issuance Agreement. Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical study, or the Phase 3 Clinical Study, of BA058-SC and Nordic will be compensated for such services in a combination of cash and shares of stock.

        The Clinical Trial Services Agreement has a five-year term unless it is sooner terminated. The Clinical Trial Services Agreement or any Work Statement may be terminated by mutual agreement of the parties at any time. Either party may also terminate any Work Statement upon a material breach by the other party with respect to such Work Statement unless such other party cures the alleged breach within the notice period specified in the Clinical Trial Services Agreement or if not capable of being cured within such period the party alleged to be in breach commences efforts to cure and diligently proceeds to cure. Termination of any Work Statement does not result in termination of the Clinical Services Agreement or any other Work Statements, which remain in force until terminated. Either party may also terminate a Work Statement if force majeure conditions have prevented performance by the other party for more than a specified period of time. We may also terminate a Work Statement with notice to Nordic if authorization and approval to perform any clinical study that is the subject of such Work Statement is withdrawn by the FDA or other toxicological test results support termination of the clinical study relating to such Work Statement for reasons of safety or if the emergence of any adverse event or side effect in the clinical study relating to such Work Statement is of such magnitude or incidence in our opinion as to support termination.

        The Clinical Trial Services Agreement contains customary risk allocation clauses with each party indemnifying the other in respect of third-party claims arising out of or resulting from: (1) the negligence or intentional misconduct of such party, its employees, agents or representatives in performing its obligations under the Clinical Services Agreement or any Work Statement; and (2) any breach by such party of its representations and warranties under the Clinical Trial Services Agreement. We have agreed to indemnify Nordic in respect of third-party claims for product liability or personal injury arising from or relating to our products or our use of any deliverables. In addition, we separately provide indemnification to the investigative sites performing services pursuant to Work Statement NB-1 in respect of third-party claims of injury, illness or adverse side effects to a patient in the study that is the subject of Work Statement NB-1 that are attributable to the Radius study drug under indemnification letters with such investigative sites. The Clinical Services Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

        In December 2011, we entered into an amendment to the Work Statement NB-1, or the First Amendment. Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the study will be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study's parameters. Payments to be made by us to Nordic under the First Amendment in connection with the conduct of the study in such additional countries are denominated in both euros and U.S. dollars and total up to both €717,700 ($946,359) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to both €1.2 million ($1.6 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

        In June 2012, we entered into a second amendment to the Work Statement NB-1, or the Second Amendment. Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services provided at existing sites and the addition of the new study sites within the study's parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($15,745) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the extra services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total €3.7 million ($4.9 million) and $205,540, respectively.

        Pursuant to the Work Statement NB-1, we are required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($54.3 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Study.

        Pursuant to the Stock Issuance Agreement, as amended, Nordic agreed to purchase the equivalent of €371,864 of series A-5 preferred stock at $8.142 per share, and we sold 64,430 shares of series A-5 preferred stock to Nordic on May 17, 2011 for proceeds of $525,154 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of series A-5 preferred stock.

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of series A-6 preferred prior to the conversion of the Company's preferred stock into common stock, and shares of common stock after our preferred stock has been converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to €36.8 million ($48.5 million), or the Nordic Accruing Dividend. In the event Nordic sells the shares of series A-5 preferred stock or in the event the shares of series A-5 preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement. As of December 31, 2012, 309,264 shares of series A-6 preferred stock are due to Nordic, or after the automatic conversion into common stock of our convertible preferred stock, 3,092,640 shares of common stock.

        BA058-SC Phase 3 Clinical Extension Study—On October 22, 2012, we entered into a Letter of Intent, or the October Letter of Intent, with Nordic, which provides that we and Nordic will, subject to compliance by the Company with certain requirements of our Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into a Work Statement NB-3, or the Work Statement NB-3.

        The October Letter of Intent further provides that Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month BA058-SC Phase 3 clinical study. Upon acceptance of the October Letter of Intent, the Company was required to make an initial payment of €806,468 ($1.1 million).

        In February 2013, we entered into Work Statement NB-3, under the Clinical Trial Services Agreement and a related Stock Issuance Agreement. As noted above, pursuant to the Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of BA058-SC Phase 3 clinical study and will be compensated for such services in a combination of cash and shares of stock.

        Payments in cash to be made by us to Nordic under Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €4.5 million ($6.0 million based on the exchange rate as of February 21, 2013) and $579,495, respectively. In addition, we will issue to Nordic, subject to an amendment to the Amended and Restated Stock Issuance Agreement, or Stock Issuance Agreement Amendment, shares of our series A-6 preferred stock having a value of up to €4.5 million ($6.0 million based on the exchange rate as of February 21, 2013) and $0.3 million, as additional payment for services to be provided under the Work Statement NB-3 and the Services Agreement.

        The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic is entitled to receive quarterly stock dividends in connection with services performed under Work Statement NB-3, payable in shares of series A-6 preferred stock, or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to €4.5 million ($6.0 million based on the exchange rate as of February 21, 2013) and $0.3 million. In the event Nordic sells the shares of series A-5 preferred stock or in the event the shares of series A-5 preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        BA058-TD Phase 2 Clinical Study—On July 26, 2012, we entered into a Letter of Intent with Nordic, or the Letter of Intent, which provides that we and Nordic will, subject to compliance by us with certain requirements of its Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2, or the Work Statement NB-2, a draft of which is attached to the Letter of Intent, and (2) an amendment to the Amended and Restated Stock Issuance Agreement. The Work Statement NB-2 is contemplated by the terms of the Clinical Trial Services Agreement.

        The Letter of Intent further provided that Nordic would begin providing clinical trial services relating to the Phase 2 clinical study of the Company's BA058-TD product, or the Phase 2 Clinical Study, as contemplated by the Services Agreement and the draft Work Statement NB-2.

        In February 2013, we executed the final Work Statement NB-2, under the Clinical Trial Services Agreement and a related Stock Issuance Agreement. As noted above, pursuant to the Work Statement NB-2, Nordic will provide clinical trial services relating to the Phase 2 Clinical Study and will be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by us to Nordic under Work Statement NB-2 are denominated in both euros and U.S. dollars and total up to €3.6 million ($4.8 million based on the exchange rate as of February 21, 2013) and $257,853, respectively. In addition, we will issue to Nordic shares of our series A-6 preferred stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Services Agreement.

        The Stock Issuance Agreement provides that, beginning with the quarter ended December 31, 2012, Nordic is entitled to receive quarterly stock dividends in connection with services performed under Work Statement NB-2, payable in shares of series A-6 preferred stock, or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to $2.9 million. In the event Nordic sells the shares of series A-5 preferred stock or in the event the shares of series A-5 preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement. As of December 31, 2012, 12,886 shares of series A-6 preferred stock are due to Nordic, or after the automatic conversion into common stock of our convertible preferred stock, 128,860 shares of common stock.

3M

        In December 2008, we entered into a Feasibility Agreement with 3M whereby 3M assessed the feasibility of developing a BA058-TD product and supplying the product for preclinical studies in an animal model. Upon successful completion of the feasibility study, during June 2009, we entered into a Development and Clinical Supplies Agreement with 3M under which 3M is responsible to develop a BA058-TD product and manufacture clinical and toxicology supplies of such patch product for preclinical, Phase 1 and Phase 2 studies on an exclusive basis during the term of the agreement. In December 2012, we entered into an amendment to the Development and Clinical Supplies Agreement in which 3M agreed to develop and manufacture clinical and toxicology supplies for the Phase 3 BA05-TD clinical study. In addition, 3M agreed that it will not use jointly owned intellectual property developed during and resulting from its work with Radius on BA058-TD in relation to any other PTH and PTHrP analogue or derivative.

        We pay 3M for services delivered pursuant to the Development and Clinical Supplies Agreement on a fee for service or a fee for deliverable basis as specified in the Development and Clinical Supplies Agreement. The Feasibility Agreement expired on or around September 2009. We have paid 3M approximately $10.5 million, in the aggregate, through December 31, 2012 in respect to services and deliverables delivered pursuant to the Feasibility Agreement and the Development and Clinical Supplies Agreement.

        The Development and Clinical Supplies Agreement, as amended, provides for services through December 31, 2017, unless it is sooner terminated. Either party may terminate the Development and Clinical Supplies Agreement upon a material breach by the other party unless such other party cures the alleged breach within the notice period specified in the Development and Clinical Supplies Agreement. The Development and Clinical Supplies Agreement contains customary risk allocation clauses with 3M indemnifying us in respect of third-party claims arising from any personal injury to the extent that such claim results from 3M's breach of warranty with respect to BA058-TD meeting applicable specifications; and us indemnifying 3M in respect of third-party claims arising with from our or our agent's use, testing or clinical studies of BA058-TD. The Development and Clinical Supplies

Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

        In addition, we have rights to joint intellectual property including rights to US Patent No. 7,803,770 (effective filing date October 3, 2007, statutory term extended to March 26, 2028 with 175 days of patent term adjustment due to delays in patent prosecution by USPTO), US Patent No. 8,148,333 (effective filing date October 3, 2007, statutory term extended to November 8, 2027 with 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide that cover the method of treating osteoporosis using the Phase 3 clinical dosage strength and form.

        As consideration for the rights to BA058 licensed to us by Ipsen, we paid Ipsen a non-refundable, non-creditable initial license fee of $250.0 thousand. The License Agreement requires us to make payments to Ipsen upon the achievement of certain development milestones in the range of $750.0 thousand and upon the achievement of certain development, regulatory and commercial milestones in the range of €10.0 million to €36.0 million ($13.2 million to $47.5 million), and we have, as of December 31, 2012, paid $750.0 thousand in milestone payments and issued 17,326 shares of series A-1 convertible preferred stock to Ipsen on May 17, 2011 in lieu of a €1.0 million cash payment due to Ipsen upon initiation of the first BA058 Phase 3 clinical study. If we or our sublicensees commercialize a product that includes the compound licensed from Ipsen or any analog thereof, we will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country.

        The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense the rights licensed from Ipsen to a third party, we are obligated to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The License Agreement expires on a country by country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires, in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.

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

        The License Agreement contains customary risk allocation clauses with each party indemnifying the other in respect of third-party claims arising out of or resulting from: (1) the gross negligence or willful misconduct of such party, its affiliates, licensees, distributors or contractors; (2) any breach by such party of its representations and warranties or any other provision of the License Agreement or any related agreement; (3) the manufacture on behalf of such party of any licensed product or compound; (4) (in the case of Ipsen) the use, development, handling or commercialization of any licensed compound, licensed product or the Ipsen formulation technology by or on behalf of Ipsen or any of its affiliates, licensees, distributors or contractors; and (5) (in our case) the making, use, development, handling or commercialization of any licensed compound or any licensed product by or on our behalf or any of our affiliates, licensees or contractors. The License Agreement contains other customary clauses and terms as are common in similar agreements in the industry. The License Agreement was amended on September 12, 2007 and May 11, 2011.

        In January 2006, we entered into a Pharmaceutical Development Agreement as contemplated by the License Agreement with Ipsen. The Pharmaceutical Development Agreement as amended in July 2007, February 2009, June 2010 and December 2011 provides for the supply of quantities of licensed product for use in certain clinical trials. Beaufour Ipsen Industrie SAS, a subsidiary of Ipsen, is responsible for the supply of BA058-SC in liquid form in a multi-dose cartridge for use in a pen delivery device. The multi-dose cartridges are manufactured for Beaufour Ipsen Industrie SAS by Vetter under a separate agreement between those parties, and BA058 API is manufactured by Lonza for us and is delivered to Vetter for vialing in the multi-dose cartridges. The Pharmaceutical Development Agreement expires upon the completion of the work plan entered into under the Pharmaceutical Development Agreement unless it is sooner terminated. The Pharmaceutical

Development Agreement shall automatically terminate upon termination of the Ipsen license Agreement. We may terminate the Pharmaceutical Development Agreement at any time and for any reason with a specified prior notice period to Ipsen. Either party may terminate the Pharmaceutical Development Agreement upon a material breach by the other party with respect to the Pharmaceutical Development Agreement or the Ipsen License Agreement unless such other party cures the alleged breach within the notice period specified in the Development and Manufacturing Services Agreement. The Pharmaceutical Development Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Eisai

        In June 2006, we exclusively licensed the worldwide (except Japan) rights to research, develop, manufacture and commercialize RAD1901 and related products from Eisai. Specifically, we licensed the patent application that subsequently issued as US Patent No. 7,612,114 (effective filing date December 25, 2003, statutory term extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO) entitled "Selective Estrogen Receptor Modulator," the corresponding foreign patent applications and continuing patent applications. As consideration for the rights to RAD1901, we paid Eisai an initial license fee of $500.0 thousand. In connection with the License Agreement, we have agreed to pay Eisai certain fees in the range of $1.0 million to $20.0 million (inclusive of the $500.0 thousand initial license fee), payable upon the achievement of certain clinical and regulatory milestones. As of December 31, 2012, we do not believe there were any milestones probable of being achieved in the foreseeable future.

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

        We were also granted the right to sublicense with prior written approval from Eisai, and subject to a right of first negotiation held by Eisai if we seek to grant sublicenses limited to particular Asian countries. If we sublicense the licensed technology to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee and royalties in low single digit range based on net sales of the sublicensee. The license agreement expires on a country by country basis on the later of (1) date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.

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

        The license agreement contains customary risk allocation clauses with each party indemnifying the other in respect of third-party claims arising out of or resulting from: (1) the negligence, reckless or intentional acts or omissions of such party, its affiliates, and licensees; (2) any breach by such party of its representations and warranties; and (3) any personal injury arising out of the labeling, packaging, package insert, other materials or promotional claims with respect to any licensed product by such party or its affiliates, licensees or distributors in the territory (in our case) or Japan (in the case of Eisai). The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

        On December 23, 2011, we entered into Work Order No. 4, or Work Order No. 4, under that certain Development and Manufacturing Services Agreement with Lonza. Pursuant to Work Order No. 4, Lonza agreed to perform activities required for our filing of an NDA in the United States with the FDA and similar applications required by the EMA and other authorities, excluding authorities in Japan, for BA058, including production of three validation batches. These activities will provide for full process qualification and all required documentation necessary for regulatory submissions of the NDA to the FDA and the NDA equivalents to such other authorities. The total compensation payable to Lonza from us for services performed under Work Order No. 4 is up to €363.5 thousand plus up to €1.1 million ($479.3 thousand, plus up to $1.4 million), for the regulatory qualification and validation campaigns (based on a rate of 180 grams of product being used in connection with the activities to be conducted as part of such campaigns).

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

Government Regulation

United States—FDA Process

        The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. We expect BA058, RAD1901 and RAD140 will each be subject to review by the FDA as a drug under NDA standards though we currently only have an active IND application in relation to BA058 in the United States

        Drug Approval Process—None of our drugs may be marketed in the United States until the drug has received FDA approval. The steps required to be completed before a drug may be marketed in the United States include:

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

  •
  submission to the FDA of an NDA;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP, regulations; and

  •
  FDA review and approval of the NDA.

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

        Clinical trials necessary for product approval are typically conducted in three sequential Phases, but the Phases may overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board, or IRB, for each institution where the trials will be conducted, and each IRB must monitor the study until completion. Study subjects must sign an informed consent form before participating in a clinical trial. Clinical testing also must satisfy extensive good clinical practice, or GCP, regulations and regulations for informed consent and privacy of individually identifiable information. Phase 1 usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase 1 studies are usually conducted in healthy individuals and are not intended to treat disease or illness. However, Phase 1b studies are conducted in healthy volunteers or in patients diagnosed with the disease, or condition for which the study drug is intended, who demonstrate some biomarker, surrogate, or possibly clinical outcome that could be considered for "proof of concept." Proof of concept in a Phase 1b study typically confirms the hypothesis that the current prediction of biomarker, or outcome benefit is compatible with the mechanism of action. Phase 2 usually involves trials in a limited patient population to: (1) evaluate dosage tolerance and appropriate dosage; (2) identify possible adverse effects and safety risks; and (3) evaluate preliminarily the efficacy of the drug for specific indications. Several different doses of the drug may be looked at in Phase 2 to see which dose has the desired effects. Patients are monitored for side effects and for any improvement in their illness, symptoms, or both. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. A Phase 3 trial usually compares how well the study drug works compared with an inactive placebo and/or another approved medication. One group of patients may receive the new drug being tested, while another group of patients may receive the comparator drug (already-approved drug for the disease being studied), or placebo. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

        Post-Approval Requirements—Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to: (1) report certain adverse reactions to the FDA, (2) comply with certain requirements concerning advertising and promotional labeling for their products, and (3) continue to have quality control and manufacturing procedures conform to cGMP regulations after approval. The FDA periodically inspects the sponsor's records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMP regulations. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We have used and intend to continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, including withdrawal of the product from the market.

        Hatch-Waxman Act—Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products. In considering whether to approve such a generic drug product, the FDA requires that an Abbreviated New Drug Application, or ANDA, applicant demonstrate, among other things, that the proposed generic drug product's active ingredient is the same as that of the reference product, that any impurities in the proposed product do not affect the product's safety or effectiveness, and that its manufacturing processes and methods ensure the consistent potency and purity of its proposed product.

        The Hatch-Waxman Act provides five years of data exclusivity for new chemical entities which prevents the FDA from accepting ANDAs and 505(b)(2) applications containing the protected active ingredient. We expect to be eligible for five years of data exclusivity following any FDA approval of BA058-SC.

        The Hatch-Waxman Act also provides three years of exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA's approval of new uses of approved products, such as new indications, delivery mechanisms, dosage forms, strengths, or conditions of use. For example, if BA058-SC is approved for commercialization and we are successful in performing a clinical trial of BA058-TD that provides a new basis for approval (a different delivery mechanism) it is possible that we may become eligible for an additional three year period of data exclusivity which protects against the approval of ANDAs and 505(b)(2) applications for the protected use but will not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient.

        The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain information about patents related to the drug for listing in the FDA's list of Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book). ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the reference product. A certification that a listed patent is invalid or will not be infringed by the marketing of the applicant's product is called a "Paragraph IV certification." If the ANDA or 505(b)(2) applicant provides such a notification of patent invalidity or non-infringement, then the FDA may accept the ANDA or 505(b)(2) application beginning four years after approval of the NDA. If an ANDA or 505(b)(2) application containing a Paragraph IV certification is submitted to the FDA and accepted as a reviewable filing by the agency, the ANDA or 505(b)(2) applicant then must provide, within 20 days, notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant's opinion that the patent is invalid or not infringed. The NDA holder or patent owner then may file suit against the ANDA or 505(b)(2) applicant for patent infringement. If this is done within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of the FDA's ability to approve the ANDA or 505(b)(2) application is triggered. The 30-month stay begins at the end of the NDA holder's data exclusivity period, or, if data exclusivity has expired, on the date that the patent holder is notified of the submission of the ANDA. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

European Union—EMA Process

        In the EU, medicinal products are authorized following a similar demanding process as that required in the United States. Applications are based on the ICH Common Technical Document and must include a detailed plan for pediatric approval, if such approval is sought. Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

        Centralized procedure—Under the centralized procedure, after the EMA issues an opinion, the European Commission issues a single marketing authorization valid across the EU, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

        National authorization procedures—There are also two other possible routes to authorize medicinal products in several countries, which are available for products that fall outside the scope of the centralized procedure:

  •
  Decentralized procedure.  Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of a medicinal product that has not yet been authorized in any EU country and that does not fall within the mandatory scope of the centralized procedure.

  •
  Mutual recognition procedure.  In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Thereafter, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

        In light of the fact that there is no policy at the EU level governing pricing and reimbursement, the 27 EU Member States each have developed their own, often varying, approaches. In many EU Member States, pricing negotiations must take place between the holder of the marketing authorization and the competent national authorities before the product is sold in their market with the holder of the marketing authorization required to provide evidence demonstrating the pharmaco-economic superiority of its product in comparison with directly and indirectly competing products. We have designed our development program, proposed Phase 3 study design, and overall non-clinical and clinical data package to support future regulatory approval of BA058-SC in the EU. In December 2012, we met with the Swedish Medical Products Agency, or MPA, to review the design and the overall progress of the Phase 3 study. The MPA confirmed that the program, based on the current single pivotal trial design, would support the submission and potential approval of an MAA in the EU, pending the results of the Phase 3 study.

        Good manufacturing practices—Like the FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location, or process, additional regulatory review and approval may be required. Once we or our partners commercialize products, we will be required to comply with cGMP, and product-specific regulations enforced by, the European Commission, the EMA and the competent authorities of EU Member States following product approval. Also like the FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our or our partners' equipment, facilities, or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations or the withdrawal of our product from the market.

        Data and Market Exclusivity—Similar to the United States, there is a process for generic versions of innovator drug products in the EU. Abridged applications for the authorization of generic versions of drugs authorized by EMA can be submitted to the EMA through a centralized procedure referencing the innovator's data and demonstrating bioequivalence to the reference product, among other things.

        New medicinal products in the EU can receive eight years of data exclusivity coupled with two years of market exclusivity, and a potential one year extension, if the marketing authorizations holder obtains an authorization for one or more new therapeutic indications that demonstrates "significant clinical benefit" in comparison with existing therapies; this system is usually referred to as "8+2+1".

We expect to be eligible for at least ten years of market exclusivity following any approval of BA058-SC.

        Abridged applications cannot rely on an innovator's data until after expiry of the 8 year date exclusivity term; applications for a generic product can be filed but the product cannot be marketed until the end of the market exclusivity term.

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

Intellectual Property

        As of December 31, 2012, we owned four issued United States patents, as well as ten pending United States patent applications and 32 pending foreign patent applications in Europe and 14 other jurisdictions, eight granted foreign patents and two pending international applications. As of December 31, 2012, we had licenses to nine United States patents, one United States patent application as well as numerous foreign counterparts to many of these patents and patent applications. We licensed these patents and patent applications on an exclusive basis for all countries except Japan, though our rights in France with respect to BA058 are subject to certain co-promotion and co-marketing rights held by Ipsen and our rights to sublicense in certain Asia Pacific countries in respect of RAD1901 are subject to a right of first refusal held by Eisai, all as described herein in our discussion of our license agreements with Ipsen and Eisai.

Employees

        As of December 31, 2012, we employed fourteen full-time employees and one part-time employee, three of whom held Ph.D. or M.D. degrees. Nine of our employees were engaged in research and development activities and six were engaged in support administration, including business development and finance. We intend to use CROs and other third parties to perform our clinical studies and manufacturing.

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

Risks Related to Our Business

Risks Related to Our Financial Position and Need for Capital

We currently have no product revenues and will need to raise additional capital immediately in order to continue operating our business.

        To date, we have generated no product revenues. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are BA058, RAD1901 and RAD140, and none of these products candidates is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, borrowings, licensing fees and grants and, potentially, future offerings of our securities. We believe that our existing resources will not be sufficient to fund our planned operations beyond the end of May 2013. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. If we fail to obtain additional capital immediately, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

We are not currently profitable and may never become profitable.

        We have a history of net losses and expect to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. We had net losses of $69.1 million, $42.5 million and $14.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had an accumulated deficit of $200.7 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

        In May 2011, we entered into our $25.0 million credit facility with General Electric Capital Corporation, or GECC, as agent and lender, and Oxford Finance LLC, as lender. We drew $12.5 million under our credit facility during 2011 and we drew the remaining $12.5 million on May 29, 2012. Our credit facility contains a number of covenants that impose significant operating and financial restrictions on us. These covenants limit our ability to:

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

        Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our revenues, if any, may fluctuate from quarter to quarter and our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events as well as the various risk factors listed in this section could adversely affect our financial results and cause the value of our stock to fall.

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

  •
  the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS as a condition of approval; or

  •
  the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers.

        In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis, and our ongoing BA058-SC pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the BA058 80 µg and placebo groups in our Phase 3 study that will receive an approved alendronate (generic Fosamax®) therapy for osteoporosis management. We plan to file the NDA with the 18-month fracture data and supplementally provide the 24-month fracture data, when available. We cannot be certain that the FDA will not change this approval policy again, or adopt other approval policies or regulations that adversely affect any NDA that we may submit.

        Before we submit an NDA to the FDA for BA058 as a treatment for osteoporosis, we must complete several additional studies, including, but not limited to, our pivotal Phase 3 study based upon 18-month fracture data, a thorough QT Phase 1 study, a Phase 1 pharmacokinetic, or PK, study in renal patients, a Phase 1 absolute bioavailability PK study, a maximum tolerated dose study, several drug interaction studies, a carcinogenicity study in rats, and bone quality studies in rats and monkeys. We have not commenced all of these required studies and the results of these studies will have an important bearing on the approval of BA058. In addition to fracture and BMD, our pivotal Phase 3 study will measure a number of other potential safety indicators, including anti-BA058 antibodies which will have an important bearing on the approval of BA058. At an interim preliminary analysis of histopathology of pre-terminal rats in our rat carcinogenicity study, which includes BA058 and hPTH(1-34), a daily subcutaneous injection of human parathyroid hormone as a positive control, we have observed osteosarcomas in both the BA058 and hPTH(1-34) treated groups. The final results from the rat carcinogenicity study may show that BA058 dosing results in more osteosarcomas than PTH, at similar exposure multiples to the human therapeutic dose, which may have a material adverse bearing on approval of BA058.

If we experience delays in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

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

        The Phase 3 study of BA058-SC is being managed by Nordic at certain clinical sites operated by CCBR, a leading global CRO with extensive experience in global osteoporosis registration studies. Nordic controls, and holds an ownership interest in, the local CCBR clinical sites. The clinical trial investigators are employees of CCBR and may also hold an equity interest in the local CCBR clinical trials.

        In consideration of Nordic's management of this Phase 3 study, we agreed to make various cash payments to Nordic denominated in both euros and U.S. dollars over the course of the Phase 3 study equal to a total of up to approximately €41.2 million ($54.3 million) and a total of up to approximately $3.2 million. We also agreed to sell shares of capital stock to Nordic that were exchanged in the Merger for 6,443 shares of our series A-5 preferred stock for proceeds of approximately $0.5 million. These shares of our series A-5 preferred stock will automatically convert into 64,430 shares of our common stock upon the listing of our common stock on a national securities exchange. Pursuant to the terms of our agreements with Nordic, we will also issue to Nordic shares of stock with an aggregate value of up to €36.8 million ($48.5 million). These shares of stock accrue at a quarterly rate based on the progress of the Phase 3 clinical study and are issuable at a price per share equal to the greater of $8.142 or the 20-day average of the closing price of our common stock at any time after our common stock is publicly traded. The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control, including any negative outcome of the Phase 3 study. Accordingly, the shares of stock that we will issue to Nordic in consideration of Nordic's management of the Phase 3 study may be less than the full value contemplated under our agreements with Nordic. As a result, the total consideration that Nordic will receive in cash and stock may be viewed to be below the market price paid by other companies for comparable clinical trial services.

        Because of the potential decrease in the value of the common stock issuable to Nordic upon a negative outcome of the Phase 3 study, Nordic, CCBR and the clinical trial investigators may be viewed as having a financial interest in the outcome of the study. We have obtained written acknowledgments from the clinical trial investigators certifying that they have no financial interest in the outcome of the Phase 3 study. However, if the FDA, the EMA or any other similar regulatory or governmental authority determines that Nordic, CCBR or the clinical trial investigators have a financial interest that affected the reliability of the data from the Phase 3 study, we could be subject to additional regulatory scrutiny and the utility of the Phase 3 data for purposes of our planned regulatory submissions could be compromised, which could have a material adverse effect on our business and the value of our common stock.

We will rely exclusively on third parties to formulate and manufacture our product candidates.

        We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We have entered into agreements with contract manufacturers to manufacture BA058 for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of BA058. We may not have sufficient clinical supplies of BA058 to complete the Phase 3 study for BA058-SC and the Phase 2 study of BA058-TD but believe that our contract manufacturers will be able to produce sufficient supply of BA058 to complete all of the planned BA058 clinical studies. If our contract manufacturers are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our clinical studies, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies for BA058. Any modification of our finished product or modification or termination of our Phase 3 clinical study could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business and impair our ability to raise capital.

        We depend on a number of single source contract manufacturers to supply key components of BA058. For example, we depend on Lonza Group Ltd., or Lonza, which produces supplies of bulk drug product of BA058 to support BA058-SC and BA058-TD clinical studies and potential commercial launch. We also depend on Ipsen and its subcontractor Vetter Pharma Fertigung GmbH & Co, or Vetter, for the production of finished supplies of BA058-SC and we depend on 3M for the production of BA058-TD. Because of our dependence on Vetter for the "fill and finish" part of the manufacturing process for BA058-SC, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of BA058 to meet the needs of our clinical studies or be able to scale to commercial production of BA058. Because the manufacturing process for BA058-TD requires the use of 3M's proprietary technology, 3M is our sole source for finished supplies of BA058-TD.

        While we are currently in discussions, to date, neither we nor our collaborators have entered into a long-term agreement with Lonza or Vetter, each of whom currently produce BA058 or related components on a purchase order basis for us. Accordingly, Lonza and Vetter could terminate their relationship with us at any time and for any reason. We may not be able to negotiate long-term agreements on acceptable terms, or at all. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce BA058 or related components in required quantities, on a timely basis or at all, or if we are forced to accept unfavorable terms for our future relationship, our business and financial condition would be materially harmed. If any of our current product candidates or any product candidates we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs or related components. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

  •
  Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with cGMP, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards.

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

        We and Ipsen are also co-assignees to US Patent No. 7,803,770 that we believe provides exclusivity until 2028 in the United States (absent any Hatch-Waxman patent term extensions) for the method of treating osteoporosis with the intended therapeutic dose for BA058-SC.

        We and Ipsen are also co-assignees to US Patent No. 8,148,333 that we believe provides exclusivity until 2027 in the United States (absent any Hatch-Waxman patent term extensions) for the intended therapeutic formulation for BA058-SC.

        We and 3M are co-assignees to an international patent application and a corresponding U.S. patent application filed in 2012 which cover various aspects of BA058 for microneedle application. Any issued claims resulting from these applications will expire no earlier than 2032. However, pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of claimed inventions are not always predictable. Additional intellectual property covering BA058-TD technology exists in the form of proprietary information contained by trade secrets. These can be accidentally disclosed to, independently derived by or misappropriated by competitors, possibly reducing or eliminating the exclusivity advantages of this form of intellectual property, thereby allowing those competitors more rapid entry into the marketplace with a competitive product thus reducing our marketing advantage of BA058-TD. In addition, trade secrets may in some instances become publicly available required disclosures in regulatory files. Alternatively, competitors may sometimes reverse engineer a product once it becomes available on the market. Even where a competitor does not use an identical technology for the delivery of BA058, it is possible that they could achieve an equivalent or even superior result using another technology. Such occurrences could lead to either one or more alternative competitor products available on the market and/or one or more generic competitor products on the market with a corresponding decrease in market share and/or price for BA058-TD.

        Patents covering RAD1901 as a composition of matter have been issued in the United States, Canada and Australia and are pending in Europe and India. The RAD1901composition of matter patent in the United States expires in 2026 (not including any Hatch-Waxman extension). Additional patent applications relating to methods of treating vasomotor symptoms and clinical dosage strengths using RAD1901 have been filed. Pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of any claimed invention before that patent office are not always predictable. As a result, we could encounter challenges or difficulties in building, maintaining and/or defending our intellectual property both in the United States and abroad.

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

        We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of December 31, 2012, we had an accumulated deficit of $200.7 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of BA058-SC, BA058-RD and our other drug candidates. We need to raise capital immediately in order to continue operating our business. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

        Shares of our preferred stock and our common stock issued as consideration in the Merger pursuant the Merger Agreement are deemed "Restricted Securities" under the federal securities laws, and consequently such shares may not be resold without registration under the Securities Act of 1933, as amended, or the Securities Act, or without an exemption from the Securities Act, such as resales effected in compliance with Rule 144 promulgated under the Securities Act. Notwithstanding any such exemption, all shares of our stock issued in the Merger are subject to a lock-up provision set forth in the applicable stockholders' agreements and may not be resold prior to the expiration of the specified lock-up period.

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

        As of December 31, 2012, we had outstanding 867,204 shares of common stock; 939,612 shares of series A-1 preferred stock; 983,208 shares of series A-2 preferred stock; 142,227 shares of series A-3 preferred stock; 3,998 shares of series A-4 preferred stock; 6,443 shares of series A-5 preferred stock; warrants to acquire 14,734 shares of series A-1 preferred stock; and warrants to acquire 266 shares of common stock. As more fully described herein and in our Certificate of Incorporation, holders of shares of our preferred stock outstanding at the time of a sale or liquidation will have a right to receive proceeds, if any, from any such transactions, before any payments are made to holders of our common stock. In the event that there are not enough proceeds to satisfy the entire liquidation preference of our preferred stock, holders of our common stock will receive nothing in respect of their equity holdings.

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

        As of December 31, 2012, our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, owned, in the aggregate, substantially all of our outstanding voting stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

        As of December 31, 2012, we had $194.4 million of federal and $161.6 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        On July 15, 2011, we entered into a lease, or the Lease, for our executive offices with Broadway Hampshire Associates Limited Partnership, or the Landlord, for approximately 5,672 rentable square feet of space in the building located at 201 Broadway, Cambridge, Massachusetts 02139.

        The Lease has an initial term of three years, commencing on August 1, 2011 and expiring on July 31, 2014. Pursuant to the Lease, our monthly base rent is $15,125 in year one, $15,598 in year two and $16,071 in year three and we are required to pay additional monthly rent in an amount equal to our proportionate share of certain taxes and operating expenses, as further set forth in the Lease.

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

        As of December 31, 2012, we had approximately 44 stockholders of record of our common stock. We have not paid any cash dividends since inception and do not anticipate paying cash dividends in the foreseeable future. Our ability to pay cash dividends is restricted pursuant to the terms of our credit facility and we may only pay stock dividends so long as no Default or Event of Default exists (as defined in the credit facility).

Equity Compensation Plan Information

        The following table provides information on our equity compensation plans as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,899,148	$3.10	79,182
Equity compensation plans not approved by security holders	—	—	—

Total	3,899,148	$3.10	79,182

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

  (a)
  Sales of Unregistered Securities

        We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2012.

  (b)
  Use of Proceeds from Public Offering of Common Stock

        None.

ITEM 6.    SELECTED FINANCIAL DATA.

        You should read the following selected financial data together with our financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the statements of operations data for each of the three years ended December 31, 2010, 2011 and 2012 and the balance sheets data as of December 31, 2011 and 2012 from the audited financial statements contained in Item 8 of Part II of this Form 10-K. The selected balance sheet data as of December 31, 2008, 2009 and 2010 and the statement of operations data for the years ended 2008 and 2009 has been derived from the audited financial statements for such years not included in this Form 10-K.

        The financial information set forth below for the years ended December 31, 2008, 2009, 2010 and 2011 have been recast to reflect the adoption of Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.

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

	Year Ended December 31,
Statement of Operations and Comprehensive Loss Data	2012	2011	2010	2009	2008
	(in thousands)
Revenue:
Option fee	$—	$—	$—	$1,616	$2,427
Operating expenses:
Research and development	54,961	36,179	11,692	14,519	22,317
General and administrative	9,469	5,330	3,630	2,668	3,058
Restructuring	—	—	217	—	—

Loss from operations	(64,430)	(41,509)	(15,539)	(15,571)	(22,948)
Other income (expense):
Other (expense) income, net	(2,095)	(236)	824	(7)	(628)
Interest (expense) income, net	(2,603)	(731)	85	489	1,211

Net loss	(69,128)	(42,476)	(14,630)	(15,089)	(22,365)

Other comprehensive loss, net of tax:
Unrealized (loss) gain from available-for-sale securities	(5)	8	(18)	(232)	173

Comprehensive loss	$(69,133)	$(42,468)	$(14,648)	$(15,321)	$(22,192)

Net (loss) earnings attributable to common stockholders	$(83,120)	$253	$(26,773)	$(26,494)	$(7,651)

	As of December 31,
Balance Sheet Data	2012	2011	2010	2009	2008
	(in thousands)
Cash and cash equivalents	$18,653	$25,128	$10,582	$7,896	$8,574
Marketable securities	4,000	31,580	7,969	23,826	41,811
Working capital	8,026	56,607	15,448	29,882	44,975
Total assets	25,300	63,637	18,969	32,084	50,947
Total liabilities	55,312	26,589	3,385	1,989	5,655
Total convertible preferred stock and redeemable convertible preferred stock	170,649	156,658	143,836	131,694	120,289
Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' deficit	25,300	63,637	18,969	32,084	50,947

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

Executive Overview

        We are a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women's health conditions. We have three product candidates in development, the most advanced of which is BA058. We began dosing subjects in a pivotal Phase 3 clinical study of BA058-SC for the prevention of fractures in women suffering from osteoporosis in April 2011 and completed enrollment in March 2013. We are also developing BA058-TD, a short wear time, transdermal form of BA058 that is based on a microneedle patch technology from 3M. We believe that BA058-TD may eliminate the need for injections and lead to better treatment compliance for patients. We began dosing subjects in a Phase 2 clinical study of BA058-TD in the third quarter of 2012 and completed enrollment in January 2013. Our second clinical-stage product candidate is RAD1901, which has completed an initial Phase 2a clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. Our third product candidate, RAD140, is in preclinical development and is a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis.

        We currently have no product revenues and believe that our existing resources will not be sufficient to fund our planned operations beyond the end of May 2013. As a result, we need to obtain additional capital immediately in order to continue to fund our operations. We are currently pursuing a number of financing opportunities to address our capital needs, including the completion of a private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. We cannot guarantee that additional funding will be available on favorable terms, if at all. If we fail to obtain additional capital immediately, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely.

        BA058 is a novel synthetic peptide analog of hPTHrP we are developing as a bone anabolic treatment for osteoporosis. hPTHrP is a critical cytokine for the regulation of bone formation, able to rebuild bone with low associated risk of inducing hypercalcemia as a side effect. In August 2009, we announced positive Phase 2 data that showed BA058-SC produced faster and greater BMD increases at the spine and the hip after six months and 12 months of treatment than did Forteo, which was a comparator in our study. Key findings were that the highest dose of BA058 tested of 80 µ g increased mean lumbar spine BMD at six months and 12 months by 6.7% and 12.9% compared to the increases seen with Forteo trial arms of 5.5% and 8.6%, respectively. BA058 also produced increases in mean femoral neck BMD at the hip at six months and 12 months of 3.1% and 4.1% compared to increases for Forteo of 1.1% and 2.2%, respectively. We believe there is a strong correlation between an increased level of BMD and a reduction in the risk of fracture for patients with osteoporosis. BA058 was generally safe and well tolerated in this study, with adverse events similar between BA058, placebo and Forteo groups. In addition, the occurrence of hypercalcemia as a side effect for the 80 µg dose of BA058 was half that seen with Forteo. In April 2011, we began the dosing of subjects in a pivotal Phase 3 clinical study managed by Nordic and expect to report top-line 18-month data from this study in the fourth quarter of 2014. We designed this planned Phase 3 study to enroll a total of 2,400 patients to be randomized equally to receive daily doses of one of the following: 80 micrograms (µg) of BA058, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. We plan to file the NDA with the 18-month fracture data and supplementally provide the 24-month fracture data, when available. The study is powered to show that BA058 is superior to placebo for prevention of vertebral fracture. The study is also powered to show that BA058 is superior to Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient's blood is above normal.

        On May 17, 2011, the Former Operating Company merged with a subsidiary of ours and the surviving corporation of such merger was merged into us. Our efforts and resources are focused primarily on developing BA058 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any revenue from product sales unless and until we receive approval for BA058-SC from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen delays during the course of developing BA058, we do not expect to complete development and file the NDA submission for BA058-SC until approximately mid-2015 and/or BA058-TD until approximately mid-2017. Accordingly, our success depends not only on the safety and efficacy of BA058, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval. Our ability to raise this additional financing will depend on our ability to execute on the BA058 development plan, complete patient enrollment in clinical studies in a timely fashion, manage and coordinate on a cost-effective basis all the required components of the NDA submission for BA058-SC and scale-up BA058-SC and BA058-TD manufacturing capacity, as well as overall capital market conditions for companies with limited operating histories.

        In addition, we currently have no sales, marketing or distribution capabilities and thus our ability to market BA058 will depend in part on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators' strategic interest in the products under development and such collaborators' ability to successfully market and sell any such products. Our ability to secure collaborators for BA058 will depend on the strength of our clinical data. However, we believe that there are certain favorable trends that will interest third parties to collaborate on BA058, including increasing prevalence of osteoporosis due to an increase in the elderly population in most developed countries, increased availability and reimbursement of diagnostic facilities, growing physician and patient awareness regarding the importance of treating osteoporosis, and concerns regarding the long-term safety profiles of the bisphosphonates prompting physicians to be interested in new therapies for osteoporosis. We are also evaluating strategic alternatives with respect to collaborating with third parties for the future development of RAD1901 and RAD140. Our ability to further develop these product candidates will be dependent upon the outcome of our collaboration strategy and the successful resolution of our current state of liquidity.

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

        None of the research and development expenses in relation to our product candidates are currently borne by third parties. Our lead product candidate is BA058 and it represents the largest portion of our research and development expenses for our product candidates. We began tracking program expenses for BA058-SC in 2005, and program expenses from inception to December 31, 2012 were approximately $98.0 million. We began tracking program expenses for BA058-TD in 2007, and program expenses from inception to December 31, 2012 were approximately $18.1 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to December 31, 2012 were approximately $15.5 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to December 31, 2012 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs. Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

        We expect that future development costs related to BA058-SC and BA058-TD programs will increase significantly through possible marketing approval in the United States for BA058-SC in mid-2016 and for BA058-TD in mid-2018. For BA058-SC, we estimate that future development costs may exceed $122.0 million, including $90.0 million for clinical costs, $23.0 million for license and milestone payments and NDA filing fees, $4.0 million for preclinical costs and $5.0 million for manufacturing costs. For BA058-TD, we estimate that future development costs may exceed $42.0 million, including $30.0 million for clinical costs, $11.0 million for manufacturing costs, $1.0 million for preclinical costs and NDA filing fees. We expect to finance these future development costs of BA058 with our existing cash and cash equivalents and marketable securities and future offerings of our common stock or preferred stock. In addition, our current strategy is to collaborate with third parties for the further development and commercialization of RAD1901 and RAD140. Therefore, we do not expect that we will incur substantial future costs for these programs because we expect these costs to be borne by third parties. Our ability to further develop these product candidates will be dependent upon our ability to secure third-party collaborators, and it is not possible to project the future development costs for RAD1901 and RAD140 or possible marketing approval timeline at this time.

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

        In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis, and our ongoing BA058-SC pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the agency, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the BA058 80 µg and placebo groups in our Phase 3 clinical study that will receive an approved alendronate (generic Fosamax®) therapy for osteoporosis management. We plan to file the NDA with the 18-month fracture data and supplementally provide the 24-month fracture data, when available. We cannot be certain that the FDA will not change this approval policy again, or adopt other approval policies or regulations that adversely affect any NDA that we may submit.

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

        The following table sets forth our research and development expenses related to BA058-SC, BA058-TD, RAD1901 and RAD140 for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended
	2012	2011	2010
BA058-SC	$44,692	$27,046	$4,664
BA058-TD	6,040	6,369	1,863
RAD1901	59	70	1,654
RAD140	18	23	313

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

        Our results also include stock-based compensation expense as a result of the issuance of stock and stock option grants to employees, directors and consultants. The stock-based compensation expense is included in the respective categories of expense in the statement of operations (research and development and general and administrative expenses). We expect to record additional non-cash compensation expense in the future, which may be significant.

Interest Income and Interest Expense

        Interest income reflects interest earned on our cash, cash equivalents and marketable securities.

        Interest expense reflects interest due under our current credit facility, which we entered into on May 23, 2011 and pursuant to which we borrowed an aggregate of $12.5 million during the year ended December 31, 2011 and $12.5 million during the year ended December 31, 2012. See "Financings."

Other Income and Other Expense

        For the years ended December 31, 2012 and 2011, other expense primarily reflects changes in the fair value of the series A-6 preferred stock liability from the date of the initial accrual to the reporting date as discussed in note 13 to our financial statements included in this Annual Report.

Accretion of Preferred Stock

        Accretion of preferred stock reflects the accretion on our series A-1, A-2 and A-3 convertible preferred stock.

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

Stock-based Compensation

        We measure stock-based compensation cost at the accounting measurement date based on the fair value of the option and recognize the expense on a straight-line basis over the requisite service period of the option, which is typically the vesting period. We estimate the fair value of each option using a Black-Scholes option pricing model that takes into account the fair value of our common stock, the exercise price, the expected life of the option, the expected volatility of our common stock, expected dividends on our common stock, and the risk-free interest rate over the expected life of the option. Due to our limited history, we use the simplified method described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment to determine the expected life of the option grants. The estimate of expected volatility is based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option's expected term. We have never declared or paid any cash dividends on our common stock and we do not expect to do so in the foreseeable future. Accordingly, we utilize an expected dividend yield of zero. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant valuation for a period commensurate with the option's expected term. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the compensation expense.

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

        Stock-based compensation expense for options granted to consultants is also determined based upon the fair value of the options issued, but the unvested portion of such option grants is re-measured at each reporting period.

        The following table presents the grant dates and related exercise prices of stock options granted from January 1, 2012 to December 31, 2012.

Date of Issuance	Nature of Issuance	Number of Shares	Exercise or Purchase Price per Share	Per Share Estimated Fair Value of Common Stock(1)	Per Share Weighted Average Estimated Fair Value of Options(2)
April 11, 2012	Option grant	188,000	$4.21	$4.21	$2.36
May 24, 2012	Option grant	10,000	$4.21	$4.21	$2.36
August 27, 2012	Option grant	20,000	$4.27	$4.27	$2.35

(1)
The per share estimated fair value of common stock represents the determination by our board of directors of the fair value of our common stock as of the date of grant, taking into account various objective and subjective factors and including the results, if applicable, of valuations of our common stock as discussed below.

(2)
Our estimate of the per share weighted average fair value for stock option grants was computed based upon the Black-Scholes-Merton option-pricing model with the assumptions disclosed in the notes to our financial statements included in this Annual Report.

        We have historically granted stock options at exercise prices not less than the fair value of our common stock as determined by our board of directors. Our board of directors has historically determined, with input from management, the estimated fair value of our common stock on the date of grant based on a number of objective and subjective factors, including:

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

        Our board of directors also considers valuations provided by management in determining the fair value of our common stock. Such valuations were prepared as of March 31, 2012 and June 30, 2012 and valued our common stock at $4.21 and $4.27 per share, respectively. The valuations have been used to estimate the fair value of our common stock as of each option grant date listed above and in calculating stock-based compensation expense. Our board of directors has consistently used the most recent valuation provided by management for determining the fair value of our common stock unless a specific event occurs that necessitates an interim valuation.

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

        For the valuations prepared as of March 31, 2012 and June 30, 2012, we utilized the probability-weighted expected return method, or PWERM, as outlined in the Practice Aid, which considers the value of preferred and common stock based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (1) when possible future outcomes can be predicted with reasonable certainty; and (2) when there is a complex capital structure (i.e., several classes of preferred and common stock).

        We utilized the fair value of common stock derived from the March 31, 2012 valuation for purposes of the April 11, 2012 and May 24, 2012 option grants and the fair value of common stock derived from the June 30, 2012 valuation for purposes of the August 27, 2012 option grants. We concluded, for purposes of the April 11, 2012 and May 24, 2012 grants, that there were no significant changes to the assumptions used in the PWERM model between March 31, 2012 and April 11, 2012 and May 24, 2012 that would impact the fair value of our common stock. We concluded, for purposes of the August 27, 2012 grant, that there were no significant changes to the assumptions used in the PWERM model between June 30, 2012 and August 27, 2012 that would impact the fair value of our common stock. We also used this methodology to estimate the fair value of our preferred stock, discussed in note 9 to our financial statements included in this Annual Report, and to determine the fair value of shares of series A-6 convertible preferred stock due to Nordic at December 31, 2012, as discussed in note 13 to our financial statements included in this Annual Report.

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

        The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1), and the lowest priority to unobservable inputs (Level 3). Our financial assets and liabilities are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy, and its applicability to our financial assets, are described below:

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

        As of December 31, 2012 and 2011, we hold financial assets which are measured using Level 1, Level 2 and Level 3 inputs. Assets measured using Level 1 inputs include money market funds, which are valued using quoted market prices with no valuation adjustments applied. Assets measured using Level 2 inputs include marketable securities which consist primarily of government agency securities (direct issuance bonds, corporate bonds, etc.). These assets are valued using third-party pricing resources which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. Assets measured using Level 3 inputs include our stock asset, which represents the prepaid balance or accrued balance of the of the stock dividend we are required to issue to Nordic in shares of series A-6 preferred stock, as discussed in note 13 to our financial statements included in this Annual Report. The amount of research and development expense related to stock dividend amounts is being recognized ratably over the estimated per patient treatment period. The fair value of the stock asset and stock liability is based upon the fair value of the series A-6 preferred stock as determined using PWERM (discussed above), which considers the value of preferred and common stock based upon analysis of the future values for equity assuming various future outcomes.

        As of December 31, 2012 and 2011, we hold financial liabilities which are measured using Level 3 inputs. These liabilities consist of a warrant liability and other liability, and stock liability. The warrant liability represents the liability for the warrants issued to the placement agent in connection with the series A-1 financings, as discussed in note 8 to our financial statements included in this Annual Report, and to the lenders in connection with our credit facility, as discussed in note 8 to our financial statements included in this Annual Report. The warrant liability is calculated using the Black-Scholes-Merton option pricing method. This method of valuation includes using inputs such as the valuation of our various classes of preferred stock, historical volatility, the term of the warrant and risk-free interest rates. The fair value of our shares of common and preferred stock was estimated using PWERM, as described above.

        The other liability represents the liability to issue shares of series A-6 preferred stock to Nordic for services rendered in connection with the Phase 3 clinical study of BA058-SC and BA058-TD, as discussed in note 13 to our financial statements included in this Annual Report. The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of our series A-6 preferred stock at each reporting date. The estimated fair value of our series A-6 preferred stock is determined using PWERM, as described above.

        As of December 31, 2012, Level 3 assets and Level 3 liabilities represent approximately 2% percent and 101% of our total assets, respectively. The other liability balance will continue to increase until we issue the accrued shares of series A-6 to Nordic. The stock asset and stock liability balances will fluctuate with the other liability and amount of research and development expense related to stock dividend amounts being recognized ratably over the estimated per patient treatment period. Increases and decreases in the aggregate fair value of these assets and liabilities will affect net loss as changes in fair value are recognized as other (expense) income, but the changes will not significantly impact our liquidity and capital resources.

Results of Operations

        The following discussion summarizes the key factors our management team believes are necessary for an understanding of our financial statements. The results for the year ended December 31, 2010 are the results of the Former Operating Company. The results for the year ended December 31, 2011 include our pre- and post-Merger results.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Operating expenses:
Research and development	$54,961	$36,179	$11,692
General and administrative	9,469	5,330	3,630
Restructuring	—	—	217

Loss from operations	(64,430)	(41,509)	(15,539)
Other (expense) income:
Other (expense) income, net	(2,095)	(236)	824
Interest (expense) income, net	(2,603)	(731)	85

Net loss	$(69,128)	$(42,476)	$(14,630)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Years Ended December 31,		Change
	2012	2011	$	%
	(in thousands)
Operating expenses:
Research and development	$54,961	$36,179	$18,782	52%
General and administrative	9,469	5,330	4,139	78%

        Research and development expenses—For the year ended December 31, 2012, research and development expense was $55.0 million compared to $36.2 million for the year ended December 31, 2011, an increase of $18.8 million, or 52%. This increase was primarily the result of increased professional contract services associated with the development of BA058-SC and BA058-TD. For the year ended December 31, 2012, we incurred professional contract services associated with the development of BA058-SC and BA058-TD of $50.7 million, compared to $33.4 million for the year ended December 31, 2011. This increase was primarily the result of expenses incurred for continuing enrollment of patients in our Phase 3 study of BA058-SC, which began with the dosing of patients in April 2011. We expect that BA058-SC expenses will be maintained or increase over the course of the Phase 3 study and that the BA058-TD expenses will increase as a result of the Phase 2 clinical study that commenced during the third quarter of 2012. However, there will be variability from quarter to quarter in the costs for both BA058-SC and BA058-TD, driven primarily by the rate of patient enrollment, the euro/dollar exchange rate and fluctuations in the value of the stock issued to Nordic under a Stock Issuance Agreement between us and Nordic, or the Stock Issuance Agreement.

        General and administrative expenses—For the year ended December 31, 2012, general and administrative expense was $9.5 million compared to $5.3 million for the year ended December 31, 2011, an increase of $4.1 million or 78%. The increase is primarily the result of increased employee related costs, including an increase in stock-based compensation expense and salary expense as a result of an increase in employee headcount, as well as an increase in legal and accounting fees and the costs associated with being a public company.

        Other (expense) income, net—For the year ended December 31, 2012, other expense, net of other income, was $2.1 million. Other expense, net of other income, primarily reflects changes in the fair value of the stock dividend liability from the date of the initial accrual to the reporting date as discussed in note 13 to our financial statements included in this Annual Report.

        Interest (expense) income, net—For the year ended December 31, 2012, interest expense, net of interest income, was $2.6 million compared to $0.7 million for the year ended December 31, 2011. Interest expense reflects interest due on our loan and security agreement with Oxford Finance Corporation, or Oxford Finance, and GECC, which was effective on May 23, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Years Ended December 31,		Change
	2011	2010	$	%
	(in thousands)
Operating expenses:
Research and development	$36,179	$11,692	$24,487	209%
General and administrative	5,330	3,630	1,700	47%
Restructuring	—	217	(217)	-100%

        Research and development expenses—For the year ended December 31, 2011, research and development expense was $36.2 million compared to $11.7 million for the year ended December 31, 2010, an increase of $24.5 million or 209%. For the year ended December 31, 2011, we incurred professional contract services associated with the development of BA058-SC of $27.0 million compared to $4.7 million for the year ended December 31, 2010. The increase was primarily the result of expenses incurred in connection with the initiation of our Phase 3 study of BA058-SC, which began with the dosing of patients in April 2011. We expect this higher level of BA058-SC expenses to be maintained or increase over the course of the Phase 3 study, which we expect to report top-line 18-month fracture data in the fourth quarter of 2014. However, there will be variability from year to year driven primarily by the rate of patient enrollment, the euro/dollar exchange rate and fluctuations in the value of our stock issued to Nordic under the Stock Issuance Agreement. Additionally, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, we incurred $4.5 million more in contract services associated with the development of BA058-TD in relation to the manufacture of toxicology and Phase 2 clinical supplies. These increases during the year ended December 31, 2011 were offset by a reduction of $0.3 million on RAD140 spending, and a reduction of $1.6 million in professional contract services associated with the development of RAD1901 due to the completion of the Phase 2a study of RAD1901 in early 2010. We also had reductions in facilities expenses of approximately $0.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. These reductions were attributable to the closure of a laboratory facility in September 2010.

        General and administrative expenses—For the year ended December 31, 2011, general and administrative expense was $5.3 million compared to $3.6 million for the year ended December 31, 2010, an increase of $1.7 million or 47%. The increase is primarily the result of increased legal, accounting, and marketing costs, as well as business insurance, related to public company reporting.

        Restructuring expenses—We incurred restructuring costs of approximately $0.2 million in the year ended December 31, 2010, primarily related to lease termination costs associated with vacating our laboratory space. No similar costs were incurred in the year ended December 31, 2011.

        Other (expense) income, net—For the year ended December 31, 2011, other expense, net of other income, was $0.2 million, which primarily reflects changes in the fair value of the series A-6 preferred stock liability from the date of the initial accrual to the reporting date as discussed in note 13 to our financial statements included in this Annual Report. No similar costs were incurred in the year ended December 31, 2010. For the year ended December 31, 2010, we had other income, net of other expense, of $0.8 million, which was primarily comprised of approximately $0.7 million of grant proceeds from the Internal Revenue Service pursuant to the qualifying therapeutic discovery grant program and approximately $0.1 million in proceeds from the sale of equipment. We did not receive grant proceeds or sell equipment during the year ended December 31, 2011.

        Interest (expense) income, net—For the year ended December 31, 2011, interest expense, net of interest income, was $0.7 million compared to interest income, net of interest expense, of $0.1 million for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 reflects interest accrued on our credit facility.

Liquidity and Capital Resources

        From inception to December 31, 2012, we have incurred an accumulated deficit of $200.7 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. We believe that our existing resources will not be sufficient to fund our planned operations beyond the end of May 2013. As a result, we need to obtain additional capital immediately in order to continue to fund our operations. We are currently pursuing a number of financing opportunities to address our capital needs, including the completion of a private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. We cannot guarantee that additional funding will be available on favorable terms, if at all. If we fail to obtain additional capital immediately, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely.

        We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5.0 million in fees associated with an option agreement. We have also borrowed $25.0 million under our credit facility in three term loans. See "Financings." Our total cash, cash equivalents and marketable securities balance as of December 31, 2012 is $22.7 million.

        The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Years ended December 31,
	2012	2011	2010
Net cash (used in) provided by:
Operating activities	$(43,158)	$(35,896)	$(12,986)
Investing activities	27,435	(23,800)	15,670
Financing activities	9,248	74,242	2

Net (decrease) increase in cash and cash equivalents	$(6,475)	$14,546	$2,686

Cash Flows From Operating Activities

        Net cash used in operating activities for the year ended December 31, 2012 was $43.2 million, which was primarily the result of a net loss of $69.1 million, partially offset by changes in working capital of $6.4 million and $19.5 million of non-cash adjustments to reconcile net loss to net cash used in operations, including $15.1 million of research and development expenses settled in stock. The $69.1 million net loss and $15.1 million of research and development expenses settled in stock are primarily due to expenses incurred in connection with our ongoing Phase 3 clinical study of BA058-SC and our Phase 2 clinical study of BA058-TD, which commenced during the third quarter of 2012.

        Net cash used in operating activities for the year ended December 31, 2011 was $35.9 million, which was primarily the result of a net loss of $42.5 million and changes in working capital of $5.9 million, partially offset by $12.5 million of non-cash adjustments to reconcile net loss to net cash used in operations, including $10.3 million of research and development expenses settled in stock. The $42.5 million net loss and $10.3 million of research and development expenses settled in stock are primarily due to expenses incurred in connection with our ongoing Phase 3 clinical study of BA058-SC which commenced in April 2011.

Cash Flows From Investing Activities

        Net cash provided by investing activities for the year ended December 31, 2012 was $27.4 million, as compared to net cash used in investing activities of $23.8 million for the year ended December 31, 2011.

        The net cash provided by investing activities during the year ended December 31, 2012 was primarily a result of a $27.5 million in net proceeds from the sale or maturity of marketable securities. The net cash used in investing activities during the year ended December 31, 2011 was primarily a result of $32.5 million of purchases of marketable securities, partially offset by $8.9 million in proceeds from the sale or maturity of marketable securities.

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

Cash Flows From Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2012 was $9.2 million, as compared to $74.2 million net cash provided by financing activities for the year ended December 31, 2011.

        Net cash provided by financing activities for the year ended December 31, 2012 consists of $12.5 million of net proceeds from our credit facility and $0.3 million of net proceeds from stock option exercises, offset by $3.5 million of payments on our credit facility.

        Net cash provided by financing activities for the year ended December 31, 2011 included $62.1 million of proceeds, net of issuance costs, from the series A-1 preferred stock and series A-5 preferred stock financings, $12.1 million of proceeds, net of discount and issuance costs, from our credit facility and $0.2 million of net proceeds from stock option exercises, offset by $0.2 million of payments under our credit facility.

        Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and potential collaboration agreements. Through December 31, 2012, almost all of our financing was through private placements of preferred stock and borrowings under our credit facility. We believe that our existing resources will not be sufficient to fund our planned operations beyond the end of May 2013. We need to raise additional capital immediately in order to continue operating our business, including to allow us to conduct clinical and non-clinical studies, seek regulatory approvals and, subject to such approvals, commercially launch our product candidates. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Financings

        Through December 31, 2012, we have received aggregate net cash proceeds of $168.0 million from the sale of shares of our preferred stock as follows:

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

        On May 11, 2011, accredited investors in a series A-1 convertible preferred stock financing, or the Series A-1 Private Placement, entered into an irrevocable legally binding commitment to purchase approximately $64.3 million of series A-1 preferred stock in three closings. The first closing, or the Stage I Closing, of the Series A-1 Private Placement occurred on May 17, 2011 and resulted in gross proceeds of approximately $21.4 million through the sale of 2,631,845 shares of the Former Operating Company's series A-1 convertible preferred stock. Those shares were exchanged in the Merger for an aggregate of 263,177 shares of series A-1 preferred stock. Each share of the series A-1 preferred stock is convertible into ten shares of our common stock. The second closing, or Stage II Closing, occurred on November 18, 2011, and we received gross proceeds of approximately $21.4 million through the sale of 263,178 shares of series A-1 preferred stock. The third closing, or Stage III Closing, occurred on December 14, 2011, and we received gross proceeds of approximately $21.4 million through the sale of 263,180 shares of series A-1 preferred stock. In connection with the consummation of the Stage I Closing, Stage II Closing and the Stage III Closing, Leerink Swann LLC received on May 17, 2011, November 18, 2011 and December 14, 2011, warrants, which are currently exercisable at any time and expiring five (5) years from the date of issuance, at a purchase price of $81.42 per share, for up to a total of 2,454 shares of series A-1 preferred stock. After the automatic conversion of the preferred stock upon the listing of our common stock on a national securities exchange, these warrants will be exercisable for a total of 24,540 shares of common stock at a purchase price of $8.142 per share.

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

        On May 23, 2011, we entered into our credit facility with GECC, as agent and a lender, and Oxford Finance LLC, as a lender, consisting of three term loans, pursuant to which we may draw an aggregate of $25.0 million. We drew $6.3 million under the initial term loan on May 23, 2011. The initial term loan is repayable over a term of 42 months, including a six-month interest-only period, and bears interest at 10.16% per year. We drew $6.3 million under the second term loan on November 21, 2011. The second term loan is repayable over a term of 36 months, including an approximately six-month interest-only period, and bears interest at 10.0% per year. On May 29, 2012, we drew $12.5 million under the third term loan. The third term loan is repayable over a term of 30 months, including an approximated six-month interest-only period, and bears interest at 10.0% per year. On each of May 23, 2011, November 21, 2011 and May 29, 2012, we issued warrants to GECC and Oxford Finance LLC for the purchase of up to a total 12,280 shares of series A-1 preferred stock, which will become exercisable for 122,800 shares of common stock at a purchase price of $8.142 per share after the listing of our common stock on a national securities exchange. The exercise period of each warrant is 10 years from the date of issuance.

Research and Development Agreements

        BA058-SC Phase 3 Clinical Study—On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1, or the Work Statement NB-1, under such Clinical Trial Services Agreement and a related Stock Issuance Agreement. Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical study, or the Phase 3 Clinical Study, of BA058-SC and Nordic will be compensated for such services in a combination of cash and shares of stock.

        In December 2011, we entered into an amendment to the Work Statement NB-1, or the First Amendment. Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the study will be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study's parameters. Payments to be made by us to Nordic under the First Amendment in connection with the conduct of the study in such additional countries are denominated in both euros and U.S. dollars and total up to both €717,700 ($946,359) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to both €1.2 million ($1.6 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

        In June 2012, we entered into a second amendment to the Work Statement NB-1, or the Second Amendment. Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services provided at existing sites and the addition of the new study sites within the study's parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($15,745) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the extra services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total €3.7 million ($4.9 million) and $205,540, respectively.

        Pursuant to the Work Statement NB-1, we are required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the

Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($54.3 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Study.

        Pursuant to the Stock Issuance Agreement, as amended, Nordic agreed to purchase the equivalent of €371,864 of series A-5 preferred stock at $8.142 per share, and we sold 64,430 shares of series A-5 preferred stock to Nordic on May 17, 2011 for proceeds of $525,154 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of Series A-5.

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of series A-6 preferred stock prior to the conversion of the Company's preferred stock into common stock, and shares of common stock after our preferred stock has been converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to €36.8 million ($48.5 million), or the Nordic Accruing Dividend. In the event Nordic sells the shares of series A-5 preferred stock or in the event the shares of series A-5 preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement. As of December 31, 2012, 309,264 shares of series A-6 preferred stock are due to Nordic, or after the automatic conversion into common stock of our convertible preferred stock, 3,092,640 shares of common stock.

        We recorded $30.8 million and $5.1 million of research and development expense during the years ended December 31, 2012 and 2011, respectively, for per-patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study. During the year ended December 31, 2011, we also recorded approximately $11.0 million of research and development expense associated with the costs incurred for preparatory and other start-up costs to initiate the Phase 3 Clinical Study.

        As of December 31, 2012, in addition to a $23.4 million liability that is reflected in other liabilities on the balance sheet for the Nordic Accruing Dividend, as noted above, we have (1) a liability of $0.2 million reflected in accrued expenses and other current liabilities on our balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend, and (2) a liability of $5.2 million that is reflected in accrued expenses and other current liabilities on our balance sheet resulting from services provided by Nordic which are payable in cash.

        BA058-SC Phase 3 Clinical Extension Study—On October 22, 2012, we entered into a Letter of Intent, or the October Letter of Intent, with Nordic, which provides that we and Nordic will, subject to compliance by the Company with certain requirements of our Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into a Work Statement NB-3.

        The October Letter of Intent further provides that Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month BA058-SC Phase 3 clinical study. Upon acceptance of the October Letter of Intent, the Company was required to make an initial payment of €806,468 ($1.1 million).

        In February 2013, we entered into Work Statement NB-3, under the Clinical Trial Services Agreement and a related Stock Issuance Agreement. As noted above, pursuant to the Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of BA058-SC Phase 3 clinical study and will be compensated for such services in a combination of cash and shares of stock.

        Payments in cash to be made by us to Nordic under Work Statement NB-3are denominated in both euros and U.S. dollars and total up to €4.5 million ($6.0 million based on the exchange rate as of

February 21, 2013) and $579,495, respectively. In addition, we will issue to Nordic, subject to the Stock Issuance Agreement Amendment, shares of our series A-6 preferred stock having a value of up to €4.5 million ($6.0 million based on the exchange rate as of February 21, 2013) and $0.3 million, as additional payment for services to be provided under the Work Statement NB-3 and the Services Agreement.

        The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic is entitled to receive quarterly stock dividends in connection with services performed under Work Statement NB-3, payable in shares of series A-6 preferred stock, or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to €4.5 million ($6.0 million based on the exchange rate as of February 21, 2013) and $0.3 million. In the event Nordic sells the shares of series A-5 preferred stock or in the event the shares of series A-5 preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        BA058-TD Phase 2 Clinical Study—On July 26, 2012, we entered into a Letter of Intent with Nordic, which provides that we and Nordic will, subject to compliance by us with certain requirements of its Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2, or the Work Statement NB-2, a draft of which is attached to the Letter of Intent, and (2) an amendment to the Amended and Restated Stock Issuance Agreement. The Work Statement NB-2 is contemplated by the terms of the Clinical Trial Services Agreement.

        The Letter of Intent further provided that Nordic would begin providing clinical trial services relating to the Phase 2 clinical study of the Company's BA058-TD product, or the Phase 2 Clinical Study, as contemplated by the Services Agreement and the draft Work Statement NB-2.

        In February 2013, we executed the final Work Statement NB-2, under the Clinical Trial Services Agreement and a related Stock Issuance Agreement. As noted above, pursuant to the Work Statement NB-2, Nordic will provide clinical trial services relating to the Phase 2 Clinical Study and will be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by us to Nordic under Work Statement NB-2 are denominated in both euros and U.S. dollars and total up to €3.6 million ($4.8 million based on the exchange rate as of February 21, 2013) and $257,853, respectively. In addition, we will issue to Nordic shares of our series A-6 preferred stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Services Agreement.

        The Stock Issuance Agreement provides that, Nordic is entitled to receive quarterly stock dividends in connection with services performed under Work Statement NB-2, payable in shares of series A-6 preferred stock, or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to $2.9 million. In the event Nordic sells the shares of series A-5 preferred stock or in the event the shares of series A-5 preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement. As of December 31, 2012, 12,886 shares of series A-6 preferred stock are due to Nordic, or after the automatic conversion into common stock of our convertible preferred stock, 128,860 shares of common stock.

        We recorded $1.4 million of research and development expense during the year ended December 31, 2012 for per-patient costs incurred for patients that had enrolled in the Phase 2 Clinical

Study. Additionally, we recorded approximately $0.9 million of research and development expense associated with the costs incurred for preparatory and other start-up costs to initiate the Phase 2 Clinical Study during the year ended December 31, 2012.

        As of December 31, 2012, in addition to a $1.0 million liability that is reflected in other liabilities on the balance sheet that will be settled in shares of stock, as noted above, we have (1) an asset of $0.4 million reflected in prepaid expenses and other current assets on our balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend, the fair value of which exceeds the services provided by Nordic as of December 31, 2012, and (2) an asset of $0.4 million that is reflected in prepaid expenses and other current assets on our balance sheet resulting from services provided by Nordic which are payable in cash.

        We are also responsible for certain pass through costs in connection with the Phase 3 Clinical Study and Phase 2 Clinical Study. We recognized research and development expense of $6.0 million and $5.0 million for pass through costs during the years ended December 31, 2012 and 2011, respectively.

License Agreement Obligations

BA058

        In September 2005, we exclusively licensed the worldwide rights (except Japan) to BA058 and analogs from Ipsen, including US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone" that claims BA058 and US Patent No. 6,544,949, (effective filing date March 26, 1996, statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone" that claims methods of treating osteoporosis using BA058 and pharmaceutical compositions comprising BA058, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to BA058, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770, (effective filing date October 3, 2007, statutory term expires October 3, 2028, plus 175 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide (excluding Japan) that cover the method of treating osteoporosis using the Phase 3 clinical study dosage strength and form. In consideration for the rights to BA058 and in recognition of certain milestones having been met as of December 31, 2012, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($13.2 million to $47.5 million). Should BA058 become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense BA058 to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. Effective May 11, 2011, Ipsen agreed to accept shares of series A-1 preferred stock in lieu of a cash milestone payment of €1.0 million. We issued 173,263 shares of series A-1 preferred stock to Ipsen on May 17, 2011 to settle the liability. These shares were exchanged in the Merger for an aggregate of 17,326 shares of series A-1 convertible preferred stock and upon the listing of our common stock on a national securities exchange will convert automatically to 173,260 shares of common stock. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

Net Operating Loss Carryforwards

        As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $194.4 million and $161.6 million, respectively. If not utilized, the net operating loss carryforwards will expire at various dates through 2032.

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

Recently Adopted Accounting Standards

        In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2011-05, Presentation of Comprehensive Income, or ASU No. 2011-05, which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. We adopted ASU No. 2011-05 on January 1, 2012. Its adoption did not have a material impact on our financial statements or results of operations.

        In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 82)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU No. 2011-04. The amendments in this update ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 on January 1, 2012. Its adoption did not have a material impact on our results of operations, financial position or cash flows.

New Accounting Standards

        In February 2013, FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, or ASU 2013-02. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. We have not completed its review of ASU No. 2013-02, but do not expect its adoption to have a material impact on our results of operations, financial position or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        FINANCIAL STATEMENTS
Radius Health, Inc.
Index to Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	90
Balance Sheets as of December 31, 2012 and 2011	91
Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010	92
Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Deficit for the years ended December 31, 2012, 2011 and 2010	93
Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	95
Notes to Financial Statements	96

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Radius Health, Inc.

        We have audited the accompanying balance sheets of Radius Health, Inc. as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, convertible preferred stock, redeemable convertible preferred stock and stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radius Health, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        /s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2013

Radius Health, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$18,653	$25,128
Marketable securities	4,000	31,580
Prepaid expenses and other current assets	2,463	6,682

Total current assets	25,116	63,390
Property and equipment, net	139	167
Other assets	45	80

Total assets	$25,300	$63,637

Liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$550	$313
Accrued expenses and other current liabilities	8,740	3,590
Current portion of note payable, net of discount	7,800	2,880

Total current liabilities	17,090	6,783
Note payable, net of current portion and discount	13,005	8,886
Warrant liability	830	450
Other liabilities	24,387	10,470
Commitments and contingencies (Note 17)
Series A-1 Convertible Preferred Stock, $.0001 par value; 1,000,000 shares authorized, 939,612 shares issued and outstanding at December 31, 2012 and December 31, 2011	71,957	65,675
Series A-2 Convertible Preferred Stock, $.0001 par value; 983,213 shares authorized, 983,208 shares issued and outstanding at December 31, 2012 and December 31, 2011	86,714	79,979
Series A-3 Convertible Preferred Stock, $.0001 par value; 142,230 shares authorized, 142,227 shares issued and outstanding at December 31, 2012 and December 31, 2011	11,182	10,208
Series A-4 Convertible Preferred Stock, $.0001 par value; 4,000 shares authorized, 3,998 shares issued and outstanding at December 31, 2012 and December 31, 2011	271	271
Series A-5 Convertible Preferred Stock, $.0001 par value; 7,000 shares authorized, 6,443 shares issued and outstanding at December 31, 2012 and December 31, 2011	525	525
Series A-6 Convertible Preferred Stock, $.0001 par value; 800,000 shares authorized, no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Stockholders' deficit:
Common stock, $.0001 par value; 100,000,000 shares authorized, 867,204 and 645,399 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in-capital	—	2,744
Accumulated other comprehensive loss	—	5
Accumulated deficit	(200,661)	(122,359)

Total stockholders' deficit	(200,661)	(119,610)

Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' deficit	$25,300	$63,637

See accompanying notes to financial statements.

Radius Health, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	December 31,
	2012	2011	2010
Operating expenses:
Research and development	$54,961	$36,179	$11,692
General and administrative	9,469	5,330	3,630
Restructuring	—	—	217

Loss from operations	(64,430)	(41,509)	(15,539)
Other (expense) income:
Other (expense) income, net	(2,095)	(236)	824
Interest income	64	27	85
Interest expense	(2,667)	(758)	—

Net loss	$(69,128)	$(42,476)	$(14,630)

Other comprehensive loss, net of tax:
Unrealized gain (loss) from available-for-sale securities	(5)	8	(18)

Comprehensive loss	$(69,133)	$(42,468)	$(14,648)

(Loss) earnings attributable to common stockholders—basic and diluted (Note 15)	$(83,120)	$253	$(26,773)

(Loss) earnings per share (Note 15):
Basic	$(98.99)	$0.51	$(83.42)

Diluted	$(98.99)	$0.07	$(83.42)

Weighted average shares:
Basic	839,698	499,944	320,924

Dilued	839,698	3,454,276	320,924

See accompanying notes to financial statements.

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
Net loss
Unrealized loss on marketable securities
Stock-based compensation expense
Accretion of preferred stock issuance costs
Accretion of preferred stock to redemption value
Accretion of preferred stock investor rights/obligations

Balance at December 31, 2010	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

Net loss
Unrealized loss on marketable securities
Forced conversion to common stock
Recapitalization(1)			983,208	75,979	142,227	9,629	3,998	271
Issuance of preferred stock	922,286	62,297							6,443	525
Accretion of dividends on preferred stock		1,968		4,000		579
Stock-based compensation expense
Stock options exercised
Milestone payment settled with stock	17,326	1,410

Balance at December 31, 2011	939,612	$65,675	983,208	$79,979	142,227	$10,208	3,998	$271	6,443	$525	—	$—

Net loss
Unrealized loss from available-for-sale securities
Issuance of preferred stock
Accretion of dividends on preferred stock		6,282		6,735		974
Stock-based compensation expense
Stock options exercised

Balance at December 31, 2012	939,612	$71,957	983,208	$86,714	142,227	$11,182	3,998	$271	6,443	$525	—	$—

(1)
The recapitalization includes the exchange of Series A, Series B and Series C shares for Series A-4, Series A-3, and Series A-2 shares, respectively, in addition to the 1:10 exchange of Series A-2, Series A-3, and Series A-4 preferred stock, which occurred in conjunction with the Merger, and is more fully described in note 4.

See accompanying notes to financial statements.

Radius Health, Inc.

Statements of Convertible Preferred Stock, Redeemable Convertible
Preferred Stock and Stockholders' Deficit (Continued)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock						Stockholders' Deficit

	Series A		Series B		Series C		Common Stock		Additional Paid-In Capital Amount	Accumulated Other Comprehensive Income (Loss)
											Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	61,664	$93	1,599,997	$35,470	10,146,629	$96,131	320,424	$—	$3	$15	$(101,616)	$(101,598)
Net loss											(14,630)	(14,630)
Unrealized loss on marketable securities										(18)		(18)
Issuance of common stock							2,383		2			2
Stock-based compensation expense									134			134
Accretion of preferred stock issuance costs						173			(136)		(37)	(173)
Accretion of preferred stock to redemption value				2,839		7,812					(10,651)	(10,651)
Accretion of preferred stock investor rights/obligations						1,318					(1,318)	(1,318)

Balance at December 31, 2010	61,664	$93	1,599,997	$38,309	10,146,629	$105,434	322,807	$—	$3	$(3)	$(128,252)	$(128,252)

Net loss											(42,476)	(42,476)
Unrealized gain from available-for-sale securities										8		8
Forced conversion to common stock	(21,661)	(33)	(177,697)	(296)	(314,496)	(225)	102,767		554			554
Recapitalization(1)	(40,003)	(60)	(1,422,300)	(39,183)	(9,832,133)	(108,425)			8,269		52,712	60,981
Issuance of preferred stock												—
Accretion of dividends on preferred stock				1,170		3,216			(6,590)		(4,343)	(10,933)
Stock-based compensation expense									304			304
Stock options exercised							219,825		204			204
Milestone payment settled with stock												—

Balance at December 31, 2011	—	$—	—	$—	—	$—	645,399	$—	$2,744	$5	$(122,359)	$(119,610)

Net loss											(69,128)	(69,128)
Unrealized loss from available-for-sale securities										(5)		(5)
Accretion of dividends on preferred stock									(4,818)		(9,174)	(13,992)
Stock-based compensation expense									1,795			1,795
Stock options exercised							221,805		279			279

Balance at December 31, 2012	—	$—	—	$—	—	$—	867,204	$—	$—	$—	$(200,661)	$(200,661)

(1)
The recapitalization includes the exchange of Series A, Series B and Series C shares for Series A-4, Series A-3, and Series A-2 shares, respectively, in addition to the 1:10 exchange of Series A-2, Series A-3, and Series A-4 preferred stock, which occurred in conjunction with the Merger, and is more fully described in note 4.

See accompanying notes to financial statements.

Radius Health, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(69,128)	$(42,476)	$(14,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	40	70
Gain on fixed asset disposal	—	—	(100)
Amortization of premium (accretion of discount) on short-term investments, net	101	21	303
Stock-based compensation expense	1,795	304	134
Research and development expense settled in stock	15,067	10,296	—
Change in fair value of other current assets, warrant liability and other liability	2,069	264	—
Non-cash interest	449	165	—
Milestone payment settled with stock	—	1,410	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,623	(6,463)	(133)
Other long-term assets	35	25	(27)
Accounts payable	237	(301)	(94)
Accrued expenses and other current liabilities	1,550	819	1,491

Net cash used in operating activities	(43,158)	(35,896)	(12,986)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of property and equipment	(40)	(176)	(14)
Proceeds from sale of equipment	—	—	149
Purchases of marketable securities	(18,989)	(32,479)	(24,120)
Sales and maturities of marketable securities	46,464	8,855	39,655

Net cash (used in) provided by investing activities	27,435	(23,800)	15,670

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from the sale of common stock	—	—	2
Proceeds from exercise of stock options	279	204	—
Net proceeds from the issuance of preferred stock	—	62,116	—
Proceeds from note payable	12,500	12,500	—
Discount on note payable	—	(366)	—
Deferred financing costs	(31)	(56)	—
Payments on note payable	(3,500)	(156)	—

Net cash provided by financing activities	9,248	74,242	2

Net (decrease) increase in cash and cash equivalents	(6,475)	14,546	2,686
Cash and cash equivalents at beginning of year	25,128	10,582	7,896

Cash and cash equivalents at end of year	$18,653	$25,128	$10,582

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,801	$358	$—

NON-CASH FINANCING ACTIVITIES
Accretion of preferred stock issuance costs	$—	$—	$173

Accretion of dividends on preferred stock	$13,992	$10,933	$10,651

Accretion of preferred stock investor rights/obligations	$—	$—	$1,318

Fair value of preferred stock issued in the recapitalization	$—	$85,879	$—

Fair value of warrants issued	$379	$463	$—

See accompanying notes to financial statements.

Radius Health, Inc.

Notes to Financial Statements

(In thousands, except share and per share amounts)

1. Nature of Business

        Radius Health, Inc. ("Radius" or the "Company"), which was formerly known as MPM Acquisition Corp., is a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women's health conditions. The Company's lead product candidate, currently in Phase 3 clinical development, is BA058-SC, a daily subcutaneous injection of novel synthetic peptide analog of human parathyroid hormone-related protein ("hPTHrP") for the treatment of osteoporosis. The BA058-SC Phase 3 study began dosing patients in April 2011 and completed enrollment in the study in March 2013. The Company is also developing BA058-TD, a short wear time, transdermal form of BA058 delivered using a microneedle technology from 3M Drug Delivery Systems ("3M"), for which the Company commenced a Phase 2 clinical study during the third quarter of 2012. We completed enrollment in January of 2013 and expect top-line data to be available during the third quarter of 2013. The Company also has two other product candidates, RAD1901, a selective estrogen receptor modulator, in Phase 2 clinical development for the treatment of vasomotor symptoms (hot flashes) in women entering menopause, and RAD140, a selective androgen receptor modulator, currently in preclinical development as a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis. As used throughout these financial statements, the terms "Radius," "Company," "we," "us" and "our" refer to Radius Health, Inc. (f/k/a MPM Acquisition Corp.).

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

        The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company's product candidates, competition for its product candidates, and the continued ability to obtain adequate financing to fund the Company's future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of December 31, 2012, the Company has an accumulated deficit of $200.7 million and believes that its existing cash and cash equivalents and marketable securities are sufficient to fund its operations, including its obligations under the Nordic agreement described in note 13, beyond the end of May 2013. If the Company fails to obtain additional capital immediately, it may be unable to complete its planned preclinical and clinical trials and obtain approval of any product candidates from the Federal Drug Administration or other regulatory authorities. In addition, the Company could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue operations entirely. These factors raise substantial doubt regarding the Company's ability to

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

1. Nature of Business (Continued)

continue as a going concern. Accordingly, the continuation of the Company as a going concern is dependent upon its ability to identify future investment opportunities and obtain the necessary debt or equity financing to support future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently pursuing a number of financing opportunities to address its capital needs, including the completion of a private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders.

2. Summary of Significant Accounting Policies

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated up to the date of issuance of these financial statements.

        Cash Equivalents—The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Cash equivalents at December 31, 2012 and December 31, 2011 are primarily comprised of money market funds.

        Marketable Securities—All investment instruments with an original maturity date, when purchased, in excess of three months have been classified as current marketable securities. These marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are included within other comprehensive income (loss) within stockholders' deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the years ended December 31, 2012 and 2011.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Fair Value Measurements—The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following are three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        Concentrations of Credit Risk and Off-Balance-Sheet Risk—Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale marketable securities. The Company mitigates its risk with respect to cash and cash equivalents and marketable securities by maintaining its deposits and investments at high- quality financial institutions. The Company invests any excess cash in money market funds and other securities, and the management of these investments is not discretionary on the part of the financial institution. The Company's credit exposure on its marketable securities is limited by its diversification among United States government and agency debt securities. The Company has no significant off-balance-sheet risks such as foreign exchange contracts, option contracts, or other hedging arrangements.

        Property and Equipment—Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets.

        Research and Development—The Company accounts for research and development costs by expensing such costs to operations as incurred. Research and development costs primarily consist of clinical testing costs, including payments in cash and stock made to contracted research organizations, personnel costs, outsourced research activities, laboratory supplies, and license fees.

        Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

        Licensing Agreements—Costs associated with licenses of technology are expensed as incurred, and are included in research and development expenses.

        Impairment of Long-Lived Assets—The Company evaluates long-lived assets for potential impairment when there is evidence that events or changes in circumstances have occurred that indicate that the carrying amount of a long-lived asset may not be recovered. Recoverability of these assets is assessed based on the undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. Impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than its carrying value.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        An impairment loss would be recognized in an amount equal to the excess of the carrying amount over the undiscounted expected future cash flows. No impairment charges have been recognized since the Company's inception.

        Segment Information—Operating segments are defined as components of an enterprise engaged in business activities for which discrete financial information is available and regularly reviewed by the chief decision maker in determining how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment and the Company operates in one geographic segment.

        Income Taxes—The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carry forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date.

        The Company uses judgment to determine the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Any material interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

        Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against otherwise realizable net deferred tax assets as of December 31, 2012 and 2011.

        Financial Instruments Indexed to and Potentially Settled in the Company's Common Stock —The Company evaluates all financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in the Company's financial statements. The Company considers a number of generally accepted accounting principles to determine such treatment and evaluates the features of the instrument to determine the appropriate accounting treatment. The Company utilizes the Black-Scholes method or other appropriate methods to determine the fair value of its derivative financial instruments. Key valuation factors in determining the fair value include, but are not limited to, the current stock price as of the date of measurement, the exercise price, the remaining contractual life, expected volatility for the instrument and the risk-free interest rate. For financial instruments that are determined to be classified as liabilities on the balance sheet, changes in fair value are recorded as a gain or loss in the Company's statement of operations with the corresponding amount recorded as an adjustment to the liability on its balance sheet.

        Stock-Based Compensation—The Company measures stock-based compensation cost at the accounting measurement date based on the fair value of the option and recognizes the expense on a straight-line basis over the requisite service period of the option, which is typically the vesting period. The Company estimates the fair value of each option using a Black-Scholes option pricing model that takes into account the fair value of its common stock, the exercise price, the expected life of the

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

option, the expected volatility of the Company's common stock, expected dividends on the Company's common stock, and the risk-free interest rate over the expected life of the option. Due to its limited history, the Company uses the simplified method described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, to determine the expected life of the option grants. The Company's estimate of expected volatility is based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option's expected term. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Accordingly, the Company utilizes an expected dividend yield of zero. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant valuation for a period commensurate with the option's expected term. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the Company's compensation expense.

        The Company applies an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. Estimated forfeitures are based upon historical data, adjusted for known trends, and will be adjusted if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and also will impact the amount of stock-based compensation expense in future periods.

        Stock-based compensation expense for options granted to consultants is also determined based upon the fair value of the options issued, but the unvested portion of such option grants is re-measured at each reporting period.

        Net (Loss) Income Per Common Share—Net (loss) income per common share is calculated using the two-class method, which is an earnings allocation formula that determines net (loss) income per share for the holders of the Company's common shares and participating securities. All of the Company's series of preferred stock contain participation rights in any dividend paid by the Company and are deemed to be participating securities. Net income available to common shareholders and participating preferred shares is allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

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

        Comprehensive (Loss) Income—Comprehensive (loss) income refers to revenues, expenses, gains and losses that are excluded from net income, as these amounts are recorded directly as an adjustment

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

to stockholders' deficit, net of tax. The Company's other comprehensive (loss) income is comprised of unrealized gains (losses) on its available-for-sale securities.

        Recently Adopted Accounting Standards—In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2011-05, Presentation of Comprehensive Income ("ASU No. 2011-05"), which requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company adopted ASU No. 2011-05 on January 1, 2012. Its adoption did not have a material impact on the Company's financial statements or results of operations.

        In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 82)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU No. 2011-04"). The amendments in this update ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update was effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 on January 1, 2012. Its adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

        New Accounting Standards—In February 2013, FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company has not completed its review of ASU No. 2013-02, but it does not expect its adoption to have a material impact on the Company's results of operations, financial position or cash flows.

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

        The Company assumed all options and warrants of the Former Operating Company outstanding immediately prior to the Effective Time, which became exercisable for shares of the Company's Common Stock or Preferred Stock, as the case may be. Contemporaneously with the closing of the Merger, pursuant to the terms of a Redemption Agreement dated April 25, 2011 by and among the Company and its then-current stockholder, the Company completed the repurchase of 5,000,000 shares of Common Stock from its former sole stockholder in consideration of an aggregate of $50.0 thousand (the "Redemption"). The 5,000,000 shares constituted all of the then issued and outstanding shares of the Company's capital stock, on a fully-diluted basis, immediately prior to the Merger. Upon completion of the Merger and the Redemption, the former stockholders of the Former Operating Company held 100% of the outstanding shares of capital stock of the Company.

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

        In accordance with the Purchase Agreement, the Stage I Closing occurred on May 17, 2011 and resulted in net proceeds of $20.3 million as consideration for the issuance of 2,631,845 shares of Series A-1 which were converted in the Merger as described below into the right to receive one-tenth of one share of Series A-1. The issuance of the aforementioned additional shares did not generate a beneficial conversion feature at the date of issuance or at December 31, 2011.

        Subsequent to the recapitalization and financing, pursuant to the Merger, each outstanding share of preferred stock was converted into the right to receive one-tenth of one share of Preferred Stock. After the recapitalization, Series A-1 and Series A-5 (as described in note 3) financings and the Merger, the Company has the following shares of preferred stock outstanding at December 31, 2012, which include the shares of Series A-1 issued in the Stage II Closing and Stage III Closing as discussed below:

Class	Number of Shares
Series A-1	939,612
Series A-2	983,208
Series A-3	142,227
Series A-4	3,998
Series A-5	6,443

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

4. Recapitalization (Continued)

        The Company has accounted for the recapitalization and exchange of the Old Preferred Stock for the New Preferred Stock as an extinguishment of the Old Preferred Stock due to the significance of the changes to the substantive contractual terms of the preferred stock, which included the forfeiture of accrued dividends on the Series A and B, the removal of the contingent redemption feature pursuant to which the Series B and Series C was redeemable at the option of the holder at a future determinable date, and the addition of a mandatory conversion provision to common stock upon the listing of the Company's Common Stock on a national securities exchange, among other changes. Refer to note 9 for the rights and preferences on the New Preferred Stock. Accordingly, the Company recorded the difference between the fair value of the new shares of Preferred Stock issued in the exchange and the carrying value of the Old Preferred Stock shares as a gain of $60.9 million that was recorded within stockholders' deficit. The Company allocated $8.3 million to additional paid-in capital to recover the amount of additional paid-in capital that had previously been reduced by dividends accreted on Series B and Series C that was forfeited as part of the recapitalization, and the balance of $52.7 million was recorded to accumulated deficit. The gain on extinguishment is reflected as a preferred stock redemption in the calculation of net income available to common stockholders in accordance with Accounting Standards Codification ("ASC") 260, Earnings Per Share. The fair value of the Series A-1, Series A-2, Series A-3 and Series A-4 was determined using the probability-weighted expected return method (see note 11).

        In connection with the Series A-1 Financing, the Former Operating Company issued to a placement agent, and in the Merger, the Company assumed, a warrant to purchase 818 shares of Series A-1 Preferred Stock. The warrant has an exercise price of $81.42 and expires on May 17, 2016. The warrant is classified as a liability on the Company's balance sheet and was recorded as a component of the issuance costs related to the Series A-1 Financing. The Company recorded the warrant at a fair value of $35.0 thousand, calculated using the Black-Scholes option pricing model. The revaluation of the warrant at December 31, 2012 was not material to the financial statements.

        Subsequent to the exchange of outstanding shares of preferred stock for the right to receive one-tenth of one share of Preferred Stock, in accordance with the Purchase Agreement, the Stage II Closing occurred on November 18, 2011 and resulted in net proceeds of approximately $21.0 million through the sale of 263,178 shares of Series A-1. On December 14, 2011, the Stage III Closing occurred resulting in net proceeds of approximately $21.0 million through the sale of 263,180 shares of Series A-1. The issuance of the shares in the Stage II and Stage III Closings did not generate beneficial conversion features at the date of issuance or at December 31, 2012.

        In connection with the Stage II and Stage III Closings, the Former Operating Company issued to a placement agent, warrants to purchase 1,636 shares of Series A-1 Preferred Stock. The warrants have an exercise price of $81.42 and expire after five (5) years. The warrant is classified as a liability on the Company's balance sheet and was recorded as a component of the issuance costs related to the Series A-1 Financing. The Company recorded the warrant at a fair value of $68.0 thousand, calculated using the Black-Scholes option pricing model. The revaluation of the warrant at December 31, 2011 was not material to the financial statements.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

5. Marketable Securities

        Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	December 31, 2012
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,134	$—	$—	$1,134
Money market	16,020	—	—	16,020
Domestic corporate commercial paper	1,499	—	—	1,499

Total	$18,653	$—	$—	$18,653

Marketable securities:
Domestic corporate commercial paper	4,000	—	—	4,000

Total	$4,000	$—	$—	$4,000

	December 31, 2011
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,003	$—	$—	$5,003
Money market	20,125	—	—	20,125

Total	$25,128	$—	$—	$25,128

Marketable securities:
Domestic corporate debt securities	10,260	—	(6)	10,254
Domestic corporate commercial paper	18,987	11	—	18,998
U.S. government securities	2,328	—	—	2,328

Total	$31,575	$11	$(6)	$31,580

        There were no debt securities that had been in an unrealized loss position for more than 12 months as of December 31, 2012 or December 31, 2011. There were no debt securities in an unrealized loss position for less than 12 months at December 31, 2012 and there were 7 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2011. The aggregate unrealized loss on these securities as of December 31, 2011 was $6.0 thousand and the fair value was $8.0 million. The Company considered the decline in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2011.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

6. Property and Equipment

        Property and equipment consists of the following (in thousands):

		December 31,
	Estimated Useful Life (In Years)
		2012	2011
Furniture and fixtures	5	$68	$66
Computer equipment and software	3	284	254
Leasehold improvements	Shorter of useful life or remaining lease term	505	497

		857	817
Less accumulated depreciation and amortization		(718)	(650)

Property and equipment, net		$139	$167

7. Accrued Expenses and Other Current Liabilities

        Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Research costs	$6,558	$2,276
Payroll and employee benefits	962	586
Professional fees	399	472
Vacation	129	79
Accrued interest on notes payable	595	177
Other	97	—

Total accrued expenses and other current liabilties	$8,740	$3,590

8. Loan and Security Agreement

        On May 23, 2011, the Company entered into a loan and security agreement (the "Loan and Security Agreement") with Oxford Finance LLC and General Electric Capital Corporation (collectively, the "Lender") pursuant to which the Lender agreed to lend the Company up to $25.0 million. Upon entering into the Loan and Security Agreement, the Company borrowed $6.3 million from the Lender on May 23, 2011("Term Loan A"), $6.3 million on November 21, 2011 ("Term Loan B") and an additional $12.5 million on May 29, 2012 ("Term Loan C"). The Company's obligations under the Loan and Security Agreement are secured by a first priority security interest in substantially all of the assets of the Company.

        Interest on the outstanding Term Loan A was payable on a monthly basis through and including December 1, 2011. Principal and interest payments on Term Loan A are payable in 36 equal monthly installments beginning December 1, 2011 through November 1, 2014, with a final balloon payment of $0.6 million due upon maturity on November 22, 2014. Interest is payable on Term Loan A at an annual interest rate of 10.16%. Interest on the outstanding Term Loan B was payable on a monthly

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

8. Loan and Security Agreement (Continued)

basis through and including June 1, 2012. Principal and interest payments on Term Loan B are payable in 30 equal monthly installments beginning June 1, 2012, through November 1, 2014, with a final balloon payment of $0.6 million due upon maturity on November 22, 2014. Interest is payable on Term Loan B at an annual interest rate of 10%. Interest on Term Loan C was payable on a monthly basis through, and including, November 1, 2012. Principal and interest payments on Term Loan C are payable in 24 monthly installments beginning December 1, 2012, through November 1, 2014 with a final balloon payment of $1.3 million upon maturity on November 22, 2014. Interest is payable on Term Loan C at an annual interest rate of 10%.

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

        Upon the occurrence of an event of default, including payment defaults, breaches of covenants, a material adverse change in the collateral, the Company's business, operations or condition (financial or otherwise) and certain levies, attachments and other restraints on the Company's business, the interest rate will be increased by five percentage points and all outstanding obligations will become immediately due and payable. The Loan and Security Agreement also contains a subjective acceleration clause, which provides the Lender the ability to demand repayment of the loan early upon a material adverse change, as defined. The portion of the Term Loans that is not due within 12 months of December 31, 2012 has been classified as long-term, as the Company believes a material adverse change is remote.

        In connection with each Term Loan, the Company issued Warrants to the Lender to purchase 12,280 shares of the Company's Series A-1 Preferred Stock (the "Warrant"). The Warrants are exercisable, in whole or in part, immediately, and has a per share exercise price of $81.42 and may be exercised on a cashless basis. The Warrants each have a term of 10 years. The exercise price may be adjusted in the event the Company issues shares of the Series A-1 at a price lower than $81.42 per share. The Warrants are classified as a liability in the Company's balance sheet and will be remeasured at their estimated fair value at each reporting period. The changes in fair value are recorded as other (expense) income in the statement of operations.

        The initial fair value of the Warrant issued in connection with Term Loan A was $182.6 thousand and was recorded as a discount to Term Loan A. The fair value of the warrant at December 31, 2012 was $178.1 thousand. The Company also paid the Lender a facility fee of $250.0 thousand and reimbursed the Lender certain costs associated with the Loan and Security Agreement of approximately $117.0 thousand, both of which are also recorded as a discount to Term Loan A. The discount is being amortized to interest expense over the 42 month period that Term Loan A is outstanding using the effective interest method.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

8. Loan and Security Agreement (Continued)

        The initial fair value of the Warrant issued in connection with Term Loan B was $177.6 thousand and was recorded as a discount to Term Loan B. The fair value of the warrant at December 31, 2012 was $180.7 thousand. The Company also reimbursed the Lender for certain costs associated with Term Loan B of approximately $18.0 thousand, which is also recorded as a discount to Term Loan B. The discount is being amortized to interest expense over the 36 month period that Term Loan B is outstanding using the effective interest method.

        The initial fair value of the Warrant issued in connection with Term Loan C was $379.7 thousand and was recorded as a discount to Term Loan C. The fair value of the warrant at December 31, 2012 was $370.9 thousand. The Company also reimbursed the Lender for certain costs associated with the Loan and Security Agreement of approximately $31.0 thousand, which is also recorded as a discount to Term Loan C. The discount is being amortized to interest expense over the 30 month period that Term Loan C is outstanding using the effective interest method.

        Future principal payments under the Loan and Security Agreement at December 31, 2012, are as follows (in thousands):

Principal Payments
2013	8,188
2014	13,156

Total	$21,344

Current portion of net payable	8,187
Discount on current portion of note payable	(387)

Current portion of net payable, net of discount	$7,800

Discount on noncurrent portion of note payable	(152)

Note payable, net of current portion and discount	$13,005

9. Convertible Preferred Stock

        The rights, preferences, and privileges of the Company's New Preferred Stock are as follows:

        Conversion—Each holder of New Preferred Stock has the right, at their option at any time, to convert any such shares of New Preferred Stock into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $81.42 by the conversion price ("Optional Conversion"). The conversion price of the New Preferred Stock as of December 31, 2012 was $8.142 per share (the "Conversion Price"), which represents a conversion ratio of one share of New Preferred Stock into ten shares of common stock. Upon the Optional Conversion, the holder of the converted New Preferred Stock is entitled to payment of all accrued, whether or not declared, but unpaid dividend in shares of the common stock of the Company at the then effective conversion price of shares of New Preferred Stock.

        Each share of the New Preferred Stock is automatically convertible into fully paid and non-assessable shares of common stock at the applicable Conversion Price then in effect upon (1) a

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

9. Convertible Preferred Stock (Continued)

vote of the holders of at least 70% of the outstanding shares of Series A-1, Series A-2 and Series A-3 to convert all shares of New Preferred Stock or (2) the common stock becoming listed for trading on a national stock exchange ("Special Mandatory Conversion"). Upon a Special Mandatory Conversion, all accrued, whether or not declared, but unpaid dividends shall be paid in cash or shares of common stock (calculated based on the then effective conversion price of the Series A-1) at the discretion of the Company's Board of Directors.

        Redemption—The shares of New Preferred Stock are not currently redeemable.

        Dividends—Holders of shares of Series A-1 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a quarterly basis commencing on the date of issuance of the shares of Series A-1. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock as described above. The holders of shares of Series A-1 are also entitled to dividends declared or paid on any shares of common stock.

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

        Dividends on the New Preferred Stock are payable, at the sole discretion of the Board of Directors, in cash or in shares of the Company's common stock, when and if declared by the Board of Directors, upon liquidation or upon an event of sale at the current market price of shares of common

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

9. Convertible Preferred Stock (Continued)

stock. Upon Optional Conversion, dividends are payable in shares of the common stock at the then effective conversion price of shares of New Preferred Stock.

        The Company has accrued dividends of $8.2 million, $10.7 million and $1.6 million on Series A-1, A-2 and A-3, respectively, as of December 31, 2012.

        Voting—The New Preferred Stockholders are entitled to vote together with the holders of the common stock as one class on an as-if converted basis.

        In addition, as long as the shares of Series A-1 are outstanding, the holders of Series A-1, voting as a separate class, have the right to elect two members of the Company's Board of Directors.

        Liquidation—The shares of Series A-1 rank senior to all other classes of New Preferred Stock. Series A-2 ranks junior to Series A-1 and senior to Series A-3, Series A-4, Series A-5 and Series A-6. Series A-3, Series A-5 and Series A-6 rank equally but junior to Series A-1 and Series A-2 and senior to Series A-4. Series A-4 ranks senior to the Company's common stock.

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

        In the event of, and simultaneously with, the closing of an event of sale of the Company (as defined in the Company's Amended Certificate of Incorporation), the Company shall redeem all of the shares of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 then outstanding at

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

9. Convertible Preferred Stock (Continued)

the Special Liquidation Price, as defined. If the event of sale involves consideration other than cash, the Special Liquidation Price may be paid with such consideration having a value equal to the Special Liquidation Price. The Special Liquidation Price shall be equal to an amount per share, which would be received by each New Preferred Stockholder if, in connection with the event of sale, all the consideration paid in exchange for the assets or the shares of capital stock of the Company was actually paid to and received by the Company, and the Company was immediately liquidated thereafter and its assets distributed pursuant to the liquidation terms above.

10. Stockholders' Deficit

        Common Stock—The Company has reserved the following number of shares of common stock (in thousands):

	December 31,
	2012	2011
Conversion of Series A-1 Preferred Stock	10,000	10,000
Conversion of Series A-2 Preferred Stock	9,832	9,832
Conversion of Series A-3 Preferred Stock	1,422	1,422
Conversion of Series A-4 Preferred Stock	40	40
Conversion of Series A-5 Preferred Stock	70	70
Conversion of Series A-6 Preferred Stock	8,000	8,000
Stock options and Warrants	19,656	19,128

Total	49,020	48,492

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

11. Fair Value Measurements

        The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheets as of December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$1,134	$—	$—	$1,134
Money market funds(1)	16,020	—	—	16,020
Domestic corporate commercial paper(2)	—	1,499	—	1,499
Marketable Securities:
Domestic corporate commercial paper(2)	—	4,000	—	4,000
Stock asset(3)	—	—	407	407

	$17,154	$5,499	$407	$23,060

Liabilities
Warrant liability(3)	$—	$—	$830	$830
Other liability(3)	—	—	24,387	24,387
Stock liability(3)			245	245

	$—	$—	$25,462	$25,462

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$5,003	$—	$—	$5,003
Money market funds(1)	20,125	—	—	20,125
Marketable securities:
Domestic corporate debt securities(2)	—	10,254	—	10,254
Domestic corporate commercial paper(2)	—	18,998	—	18,998
U.S. government securities(2)	—	2,328	—	2,328
Stock asset(3)	—	—	3,379	3,379

	$25,128	$31,580	$3,379	$60,087

Liabilities
Warrant liability(3)	$—	$—	$450	$450
Other liability(3)	—	—	10,470	10,470

	$—	$—	$10,920	$10,920

(1)
Fair value is based upon quoted market prices.

(2)
Fair value is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

11. Fair Value Measurements (Continued)

  techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Inputs are obtained from various sources include market participants, dealers and brokers.

(3)
Fair value is determined using the probability-weighted expected return model ("PWERM"), as discussed below. Changes in the fair value of the Level 3 assets and liabilities are recorded as other income (expense) in the statement of operations.

        The stock asset represents the prepaid balance of the accrued stock dividend to issue to Nordic (1) prior to the conversion of our preferred stock into common stock upon the listing of our common stock on a national exchange, shares of Series A-6 preferred stock ("Series A-6"), and (2) subsequent to such conversion, shares of our common stock (see notes 9 and 13), and the amount of research and development expense related to stock dividend amounts being recognized ratably over the estimated per patient treatment period under Work Statement NB-2 (see note 13). The stock liability represents the accrued balance of the stock dividend to issue to Nordic (1) prior to the conversion of our preferred stock into common stock upon the listing of our common stock on a national exchange, shares of Series A-6 preferred stock ("Series A-6"), and (2) subsequent to such conversion, shares of our common stock (see notes 9 and 13), and the amount of research and development expense related to stock dividend amounts being recognized ratably over the estimated per patient treatment period under Work Statement NB-1 (see note 13). The fair value of the stock asset and stock liability are based upon the fair value of the Series A-6 as determined using PWERM, which considers the value of preferred and common stock based upon an analysis of the future values for equity assuming various future outcomes. Accordingly, share value is based upon the probability weighted present value of expected future net cash flows, considering each of the possible future events, discount rate as determined using the capital asset pricing model, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (1) when possible future outcomes can be predicted with reasonable certainty; and (2) when there is a complex capital structure (i.e., several classes of preferred and common stock). The Company utilized the PWERM approach in its valuation based on the Company's expectations regarding the time to becoming a listed, publicly-traded entity as well as the Company's Series A-1 financing and the initiation of the BA058-SC Phase 3 study that resolved sufficient uncertainty regarding a discrete range of outcomes that could be identified and evaluated. As such, the valuation of the stock asset and liability was determined using Level 3 inputs.

        The warrant liability represents the liability for the warrants issued to the placement agent in connection with the Series A-1 Financings and to the lenders in connection with the Loan and Security Agreement (see note 8). The warrant liability is calculated using the Black-Scholes option pricing method. This method of valuation includes using inputs such as the fair value of the Company's various classes of preferred stock, historical volatility, the term of the warrant and risk free interest rates. The fair value of the Company's shares of common and preferred stock was estimated using PWERM, as described above. As such the valuation of the warrant liability is determined using Level 3 inputs.

        The other liability represents the liability to issue shares of Series A-6 to Nordic for services rendered in connection with the Company's Phase 3 clinical studies of BA058-SC and BA058-TD (see note 13). The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of the Company's Series A-6

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

11. Fair Value Measurements (Continued)

at each reporting date. The estimated fair value of the Series A-6 is determined using PWERM, as described above. As such the valuation of the warrant liability is determined using Level 3 inputs.

        The Company's Level 3 fair value measurements, related to its stock asset, stock liability, warrant liability and other liability are based upon the fair value of the Company's preferred stock. The following table provides quantitative information about the fair value measurement of the Company's preferred stock, including significant unobservable inputs:

Instrument	Valuation Technique	Unobservable Input	Estimate
Preferred Stock	PWERM	• Time to becoming a listed, publicly-traded entity (years)	• 0.0 – 0.8
		• Probability of BA058 coming to market	• 70% – 80%
		• Discount rate	• 20% – 30%
		• Long-term revenue growth rate(1)	• 2% – 117%
		• Long-term revenue growth rate(2)	• 8% – 63%
		• Long-term pre-tax operating margin(3)	• 13% – 79%
		• Long-term pre-tax operating margin(4)	• 28% – 73%
		• Discount for lack of marketability	• 22% – 50%
	Market Comparable Companies	• Revenue multiple(5)	• 3.3 – 7.2

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

(5)
Represents amounts used when the Company has determined that market participants would use such multiples when valuing the Company's preferred stock.

        As of December 31, 2012, the stock dividend asset, warrant liability, other liability and stock liability have fair values of $0.4 million, $0.8 million, $24.4 million and $0.2 million, respectively. Significant changes in the significant unobservable inputs used in the fair value measurement of the Company's preferred stock in isolation would result in a significantly different fair value measurement of the stock dividend asset, warrant liability and other liability. Generally, a change in the assumption used for the probability of successful development is accompanied by a directionally similar change in the assumption used for the long-term revenue growth rate and long-term pre-tax operating margin and estimated fair value measurement of the Company's preferred stock.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

11. Fair Value Measurements (Continued)

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

        The following table provides a roll forward of the fair value of the assets, where fair value is determined using Level 3 inputs (in thousands):

Balance at January 1, 2011	$—
Additions	3,482
Change in fair value	(103)

Balance at December 31, 2011	$3,379
Expense recognized	(4,080)
Additions	398
Change in fair value	710

Balance at December 31, 2012	$407

        The following table provides a roll forward of the fair value of the liabilities, where fair value is determined using Level 3 inputs (in thousands):

Balance at January 1, 2011	$—
Additions	10,759
Change in fair value	161

Balance at December 31, 2011	$10,920
Additions	11,763
Change in fair value	2,779

Balance at December 31, 2012	$25,462

        Additions represent (1) the value of the asset or liability for additional accrued shares of stock issuable to Nordic for services rendered in connection with the Company's Phase 3 clinical study of BA058-SC and Phase 2 clinical study of BA058-TD (see note 13) and (2) warrants issued to lenders in connection with additional borrowings under the Company's loan and security agreement.

        The fair value of the Company's notes payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company's notes payable approximates fair value because the Company's interest rate is near current market rates. The fair value of the Company's notes payable was determined using Level 3 inputs.

12. License Agreements

        On September 27, 2005, the Company entered into a license agreement (the "Ipsen Agreement"), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, "Ipsen"). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

12. License Agreements (Continued)

under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. With respect to France, if Ipsen exercises its co-marketing and co-promotion rights then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay Radius a mid-single digit royalty on Ipsen's allocable portion of aggregate revenue from the sale of products by both parties in France. BA058 (the Company's bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and pro-promotion rights retained by Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $250.0 thousand to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments in the range of €10.0 million to €36.0 million ($13.2 million to $47.5 million) to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof.

        If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if the Company or its sublicensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, it will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of its patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. In connection with the Ipsen Agreement, the Company recorded approximately $0.7 million, $1.0 million and $1.2 million in research and developments costs in the years ended December 31, 2012, 2011 and 2010, respectively. The costs were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

        On May 11, 2011, the Company entered into a second amendment to the Ipsen Agreement pursuant to which Ipsen agreed to accept shares of Series A-1 in lieu of cash as consideration for a milestone payment due to Ipsen following the initiation of the first BA058 Phase 3 study. The number of shares of Series A-1 to be issued to Ipsen was determined based upon the U.S. dollar exchange rate for the euro two business days prior to closing. On May 17, 2011, the Company issued 17,326 shares of Series A-1 to Ipsen to settle the obligation. Accordingly, the Company recorded research and development expense of $1.4 million during the year ended December 31, 2011. The expense represents the fair value of the Series A-1 shares of $81.42 per share.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Research Agreements

        BA058-SC Phase 3 Clinical Study—On March 29, 2011, the Company and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the "Work Statement NB-1") under such Clinical Trial Services Agreement and a related Stock Issuance Agreement. Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical study (the "Phase 3 Clinical Study") of BA058-SC and Nordic will be compensated for such services in a combination of cash and shares of stock.

        In December 2011, the Company entered into an amendment to the Work Statement NB-1(the "First Amendment"). Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the study will be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study's parameters. Payments to be made by the Company to Nordic under the First Amendment in connection with the conduct of the study in such additional countries are denominated in both euros and U.S. dollars and total up to both €717,700 ($946,359) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to both €1.2 million ($1.6 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

        In June 2012, the Company entered into a second amendment to the Work Statement NB-1(the "Second Amendment"). Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services provided at existing sites and the addition of the new study sites within the study's parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($15,745) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by the Company to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total €3.7 million ($4.9 million) and $205,540, respectively.

        Pursuant to the Work Statement NB-1, the Company is required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($54.3 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Study.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Research Agreements (Continued)

        Pursuant to the Stock Issuance Agreement, as amended, Nordic agreed to purchase the equivalent of €371,864 of Series A-5 at $8.142 per share, and the Company sold 64,430 shares of Series A-5 to Nordic on May 17, 2011 for proceeds of $525,154 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of Series A-5.

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6 prior to the conversion of the Company's preferred stock into common stock, and shares of common stock if the Company's preferred stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36.8 million ($48.5 million), or the Nordic Accruing Dividend. In the event Nordic sells the shares of series A-5 preferred stock or in the event the shares of series A-5 preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Study. On the last business day of each calendar quarter (each, an "Accrual Date"), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 (or common stock, after the conversion of the Company's preferred stock into common stock) to Nordic that is referred to as the Applicable Quarterly Amount and is equal to (1) €36.8 million ($48.5 million) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by (2) the number of calendar quarters it will take to complete the Phase 3 Clinical Study. To calculate the aggregate number of shares due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million ($48.5 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. The Company then calculates the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date and (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company's board of directors, who are required to do so upon Nordic's request, or upon an event of sale. During the year ended December 31, 2012, additional information became available that required the Company to update the estimated period it will take to complete the Phase 3 Clinical Study, which is part of the calculation of the Applicable Quarterly Amount, as described above. The estimated period that it will take to complete the Clinical Study was updated from a total of 11 calendar quarters as of December 31, 2011 to a total of 15 calendar quarters as of December 31, 2012. Such change in the number of calendar quarters it will take to complete the Clinical Study resulted in a lower number of shares due to Nordic as of December 31, 2012 and will result in a lower number of shares due to Nordic through the end of the Phase 3 Clinical Study. The reduction in the number of shares due to Nordic has no impact on the total amount of expense to be recognized in the statement of operations. As of December 31, 2012, 309,264 shares of Series A-6 were due to Nordic, or, after the automatic conversion into common stock of the Company's convertible preferred stock, 3,092,640 shares of common stock.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Research Agreements (Continued)

        Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in the Company's balance sheet. As of December 31, 2012, the fair value of the liability is $23.4 million based upon the fair value of the Series A-6 as determined using PWERM (see note 11). Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other (expense) income in the statement of operations.

        The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Study, or a twenty-month period. The Company recorded $30.8 million and $5.1 million of research and development expense during the years ended December 31, 2012 and 2011, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study. During the year ended December 31, 2011, the Company also recorded approximately $11.0 million of research and development expense associated with the costs incurred for preparatory and other start-up costs to initiate the Phase 3 Clinical Study.

        As of December 31, 2012, in addition to the $23.4 million liability that is reflected in other liabilities on the balance sheet for the Nordic Accruing Dividend, as noted above, the Company has (1) a liability of $0.2 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend, the fair value of which is less than the services provided by Nordic as of December 31, 2012, and (2) a liability of $5.2 million that is reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic which are payable in cash.

        BA058-SC Phase 3 Clinical Extension Study—On October 22, 2012, the Company entered into a Letter of Intent, or the October Letter of Intent, with Nordic, which provides that we and Nordic will, subject to compliance by the Company with certain requirements of its Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into a Work Statement NB-3 (the "Work Statement NB-3").

        The October Letter of Intent further provides that Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month BA058-SC Phase 3 Clinical Study. Upon acceptance of the October Letter of Intent, the Company was required to make an initial payment of €806,468 ($1.1 million).

        In February 2013, the Company entered into Work Statement NB-3, under the Clinical Trial Services Agreement and a related Stock Issuance Agreement. As noted above, pursuant to the Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of BA058-SC Phase 3 Clinical Study and will be compensated for such services in a combination of cash and shares of stock.

        Payments in cash to be made to Nordic under Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €4.5 million ($6.0 million based on the exchange rate as of February 21, 2013) and $579,495, respectively. In addition, we will issue to Nordic, subject to the Stock Issuance Agreement Amendment, shares of our series A-6 preferred stock having a value of up to €4.5 million ($6.0 million based on the exchange rate as of February 21, 2013) and $0.3 million, as

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Research Agreements (Continued)

additional payment for services to be provided under the Work Statement NB-3 and the Services Agreement.

        The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic is entitled to receive quarterly stock dividends in connection with services performed under Work Statement NB-3, payable in shares of series A-6 preferred stock, or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our certificate of incorporation, having an aggregate value of up to €4.5 million ($6.0 million based on the exchange rate as of February 21, 2013) and $0.3 million. In the event Nordic sells the shares of series A-5 preferred stock or in the event the shares of series A-5 preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        BA058-TD Phase 2 Clinical Study—On July 26, 2012, the Company entered into a Letter of Intent (the "Letter of Intent") with Nordic, which provides that the Company and Nordic will, subject to compliance by the Company with certain requirements of its Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2 (the "Work Statement NB-2"), a draft of which is attached to the Letter of Intent, and (2) an amendment to the Amended and Restated Stock Issuance Agreement. The Work Statement NB-2 is contemplated by the terms of the Clinical Trial Services Agreement.

        The Letter of Intent further provided that Nordic would begin providing clinical trial services relating to the Phase 2 clinical study of the Company's BA058-TD product (the "Phase 2 Clinical Study"), as contemplated by the Services Agreement and the draft Work Statement NB-2.

        In February 2013, we executed the final Work Statement NB-2, under the Clinical Trial Services Agreement and a related Stock Issuance Agreement. As noted above, pursuant to the Work Statement NB-2, Nordic will provide clinical trial services relating to the Phase 2 Clinical Study and will be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by us to Nordic under Work Statement NB-2 are denominated in both euros and U.S. dollars and total up to €3.6 million ($4.8 million based on the exchange rate as of February 21, 2013) and $257,853, respectively. In addition, we will issue to Nordic shares of our series A-6 preferred stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Services Agreement.

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends in connection with services performed under Work Statement NB-2, payable in shares of Series A-6, or shares of common stock if the Company's preferred stock has been automatically converted in accordance with its amended certificate of incorporation. The Nordic Accruing Dividend related to the Phase 2 Clinical Study is determined based upon the estimated period that will be required to complete the Phase 2 Clinical Study. On each Accrual Date, beginning with the quarter ended December 31, 2012, the Company will recognize a liability to issue shares of Series A-6 to Nordic that is referred to as the Applicable Quarterly Amount and is equal to (1) $2.9 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Phase 2 Clinical Study divided by (2) the number of

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Research Agreements (Continued)

calendar quarters it will take to complete the Phase 2 Clinical Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date and (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company's board of directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2012, 12,886 shares of Series A-6 are due to Nordic in connection with the Phase 2 Clinical Study, or after the automatic conversion into common stock of the Company's convertible preferred stock, 128,860 shares of common stock.

        Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in the Company's balance sheet. As of December 31, 2012, the fair value of the liability is $1.0 million based upon the fair value of the Series A-6 as determined using PWERM (see note 11). Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the statement of operations.

        The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Study, or a nine-month period. The Company recorded $1.4 million of research and development expense during the year ended December 31, 2012 for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Study. Additionally, the Company recorded approximately $0.9 million of research and development expense associated with the costs incurred for preparatory and other start-up costs to initiate the Phase 2 Clinical Study during the year ended December 31, 2012.

        As of December 31, 2012, in addition to the $1.0 million liability that is reflected in other liabilities on the balance sheet that will be settled in shares of stock, as noted above, the Company has (1) an asset of $0.4 million reflected in prepaid expenses and other current assets on the balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend, the fair value of which exceeds the services provided by Nordic as of December 31, 2012, and (2) an asset of $0.4 million that is reflected in prepaid expenses and other current assets on the balance sheet resulting from services provided by Nordic which are payable in cash.

        The Company is also responsible for certain pass through costs in connection with the Phase 3 Clinical Study and Phase 2 Clinical Study. Pass through costs are expensed as incurred or upon delivery. The Company recognized research and development expense of $6.0 million and $5.0 million for pass through costs during the years ended December 31, 2012 and 2011, respectively.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

14. Stock-based Compensation

        The Company has the following stock-based compensation plans as of December 31, 2012 under which equity awards have been granted to employees, directors and consultants:

  •
  2003 Long-Term Incentive Plan; and

  •
  2011 Equity Incentive Plan.

        The 2011 Equity Incentive Plan replaced the 2003 Long-Term Incentive Plan when the board of directors approved the new plan on November 7, 2011. As of December 31, 2012, an aggregate of approximately 4,671,000 shares have been authorized for issuance under the Company's stock-based compensation plans, with approximately 3,899,000 options outstanding. The number of common shares available for granting of future awards to employees and directors under these plans was approximately 79,000 at December 31, 2012.

        2003 Long-Term Incentive Plan—The Company's 2003 Long-Term Incentive Plan (the "Incentive Plan") provides for the granting of incentive stock options and nonqualified options to key employees, directors and consultants of the Company. The exercise price of the incentive stock options, as determined by the board of directors, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the common stock fair value as of the date of the grant. The provisions of the Incentive Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock). Stock options generally vest over a four-year period. Certain options contain explicit performance conditions. The Company authorized approximately 2,016,000 shares of common stock for issuance under the Incentive Plan.

        2011 Equity Incentive Plan—The Company's 2011 Equity Incentive Plan (the "Equity Plan") provides for the granting of incentive stock options and nonqualified options to key employees, directors and consultants of the Company. The exercise price of the incentive stock options, as determined by the board of directors, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the common stock fair value as of the date of the grant. The provisions of the Incentive Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock). Stock options generally vest over a four-year period. Certain options contain explicit performance conditions. The Company has authorized approximately 2,655,000 shares of common stock for issuance under the Equity Plan. In addition, the shares remaining available for issuance under the Incentive Plan were assumed as shares authorized under the Equity Plan.

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

        The Company's board of directors also considered valuations provided by management in determining the fair value of its common stock. The valuations have been used to estimate the fair value of common stock as of each option grant date listed and in calculating stock-based compensation expense. The Company's board of directors has consistently used the most recent valuation provided by management for determining the fair value of common stock unless a specific event occurs that necessitates an interim valuation.

        The valuations utilized are based on the guidance from the Valuation of Privately-Held-Company Equity Securities Issued as Compensation that was developed by staff of the American Institute of Certified Public Accountants and a task force comprising representatives from the appraisal, preparer, public accounting, venture capital, and academic communities. The valuations utilize PWERM, which considers the value of preferred and common stock based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (1) when possible future outcomes can be predicted with reasonable certainty; and (2) when there is a complex capital structure (i.e., several classes of preferred and common stock). The Company utilized the fair value of common stock derived from the March 31, 2012 valuation for purposes of the April 11, 2012 and May 24, 2012 option grants and the fair value of common stock derived from the June 30, 2012 valuation for purposes of the August 27, 2012 option grants. The Company concluded, for purposes of the April 11, 2012 and May 24, 2012 grants, that there were no significant changes to the assumptions used in the PWERM model between March 31, 2012 and April 11, 2012 and May 24, 2012 that would impact the fair value of the common stock. The Company concluded, for purposes of the August 27, 2012 grant, that there were no significant changes to the assumptions used in the PWERM model between June 30, 2012 and August 27, 2012 that would impact the fair value of the common stock. The Company also used this methodology to estimate the fair value of preferred stock, which was used in the preferred stock extinguishment, and to determine the fair value of shares of series A-6 convertible preferred stock due to Nordic.

        The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its employee stock options. The weighted-average assumptions used in the Black-Scholes option-pricing

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

14. Stock-based Compensation (Continued)

model and the resulting weighted-average estimated grant date fair values of its employee stock options were as follows for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Expected term (years)	6.25	6.25	6.25
Volatility	60%	60%	58%
Expected dividend yield	0%	0%	0%
Risk-free interest rates	1.10%	1.35%	1.92%

        A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted-Average Exercise Price (in dollars per share)	Weighted-Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	3,950	$2.94
Granted	218	4.22
Exercised	(222)	1.26
Cancelled	(47)	3.70

Options outstanding at December 31, 2012	3,899	$3.10	8.07	8,578

Options exercisable at December 31, 2012	1,652	$2.31	6.90	4,942

Options vested or expected to vest at December 31, 2012	3,729	$3.07	8.03	8,317

        The weighted-average grant-date fair value of options granted during 2012, 2011 and 2010 was $2.36, $2.07 and $0.60, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2012 and 2011 was approximately $1.5 million and $0.4 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2012 and 2011 was $0.9 million and $0.2 million, respectively.

        The following table summarizes stock-based compensation expense by financial statement line (in thousands):

	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Research and development	$338	$118	$37
General and administrative	1,457	186	97

Share-based compensation expense included in operating expenses	$1,795	$304	$134

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

14. Stock-based Compensation (Continued)

        During the year ended December 31, 2012, there were no options or stock awards granted to the Company's Board of Directors. During the years ended December 31, 2011 and 2010, the Company's board of directors granted approximately 317,000 and 258,000 stock options, respectively, to board members of the Company. During the years ended December 31, 2012, 2011 and 2010, the Company recorded approximately $483.0 thousand, $131.0 thousand and $34.0 thousand of stock-based compensation expense related to awards granted its board of directors and non-employees, respectively.

        As of December 31, 2012, there was approximately $4.3 million of total unrecognized compensation expense related to unvested employee share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately three years.

15. Net Loss Per Share

        Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net loss	$(69,128)	$(42,476)	$(14,630)
Extinguishment of preferred stock	—	60,937	—
Accretion of preferred stock	(13,992)	(10,933)	(12,143)
Earnings attributable to participating preferred stockholders	—	(7,275)	—

Earnings (loss) attributable to common stockholders—basic	(83,120)	253	(26,773)
Effect of dilutive convertible preferred stock	—	—	—

Earnings (loss) attributable to common stockholders—diluted	$(83,120)	$253	$(26,773)

Denominator:
Weighted-average number of common shares used in (loss) earnings per share—basic	839,698	499,944	320,942
Effect of dilutive options to purchase common stock	—	464,933	—
Effect of dilutive convertible preferred stock	—	2,489,399	—

Weighted-average number of common shares used in (loss) earnings per share—diluted	839,698	3,454,276	320,942

(Loss) earnings per share—basic	$(98.99)	$0.51	$(83.42)
Effect of dilutive options to purchase common stock	—	(0.24)	—
Effect of dilutive convertible preferred stock	—	(0.20)	—

(Loss) earnings per share—diluted	$(98.99)	$0.07	$(83.42)

        The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the years ended December 31, 2012 and 2010, all convertible preferred stock, options

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

15. Net Loss Per Share (Continued)

to purchase common stock and warrants outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Year Ended December 31
	2012	2011	2010
Convertible preferred stock	4,834,687	5,419,946	11,808,290
Options to purchase common stock	3,890,911	894,160	1,461,865
Warrants	15,000	8,860	1,333

16. Income Taxes

        As of December 31, 2012 the Company had federal and state net operating loss ("NOL") carryforwards of approximately $194.4 million and $161.6 million, respectively, which may be used to offset future taxable income. The Company also had federal and state tax credits of $2.8 million and $0.4 million, respectively, to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2032, and are subject to review and possible adjustment by federal and state tax authorities. The Internal Revenue Code contains provision that may limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders under Section 382 of the Internal Revenue Code.

        A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax benefit using U.S. federal statutory rate	$(23,504)	$(14,509)	$(4,974)
State income taxes, net of federal benefit	(2,774)	(1,854)	411
Stock-based compensation	72	49	34
Research and development tax credits	(55)	(385)	(320)
Change in the valuation allowance	25,175	17,041	4,838
Permanent items	709	91	3
Other	377	(433)	8

	$—	$—	$—

        The Company is subject to Massachusetts net worth taxes, not based on income, which is largely offset by allowable tax credits and recorded as a component of operating expenses.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

16. Income Taxes (Continued)

        The principal components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Current assets:
Accrued expenses	$343	$62

Gross current deferred tax assets	343	62

Valuation allowance	(343)	(62)

Net current deferred tax assets	$—	$—

Non-current assets:
Net operating loss carryforwards	$74,487	$49,838
Capitalized research and development	1,042	1,431
Research and development credits	3,067	2,977
Depreciation and amortization	90	128
Other	851	269

Gross non-current deferred tax assets	79,537	54,643
Valuation allowance	(79,537)	(54,643)

Net non-current deferred tax assets	$—	$—

        The Company has recorded a valuation allowance against its deferred tax assets in each of the years ended December 31, 2012 and 2011, because the Company's management believes that it is more likely than not that these assets will not be realized. The increase in the valuation allowance in 2012 primarily relates to the net loss incurred by the Company.

        As of December 31, 2012, the Company has no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development ('R&D') credit carryforwards. In addition, the Company has not, as yet, conducted an Internal Revenue Code Section 382 study, which could impact its ability to utilize NOL and tax credit carryforwards available to be used. These studies may result in adjustments to the Company's R&D credit carryforwards and NOL carryfowards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized benefits since inception.

        The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities remains open for all tax years. The Company files income tax returns in the United States and Massachusetts. There are currently no federal or state audits in progress.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

17. Commitments and Contingencies

        Litigation—The Company may be exposed to certain claims or assessments in the ordinary course of business. In the opinion of management, the outcome of these matters is not likely to have any material effect on the financial position, results of operations, or cash flows of the Company.

        Commitments—On January 14, 2011, the Company signed a sublease agreement for office space in Cambridge, Massachusetts that expired on July 31, 2011. Monthly rental payments under this sublease were $9.0 thousand and the Company moved into the space in February 2011. On July 15, 2011, the Company entered into an operating lease agreement to remain in the same Cambridge, Massachusetts location. The term of the lease is August 1, 2011 through July 31, 2014. Monthly rental payments under the new lease are approximately $15.0 thousand for the first 12 months and approximately $16.0 thousand for the 24 months thereafter.

        Rent expense for the years ended December 31, 2012, 2011and 2010 was $0.2 million, $0.1 million and $0.5 million, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a—15(b) of the Securities Exchange Act of 1934, as amended, or the 1934 Act, our management, including the Chief Executive Officer and the Chief Financial Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2012.

Name	Age	Position
Michael S. Wyzga	57	President, Chief Executive Officer and Director
B. Nicholas Harvey	52	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Louis Brenner, M.D.	42	Senior Vice President and Chief Medical Officer
Michael Franken, M.D.	48	Senior Vice President and Chief Business Officer
Gary Hattersley, Ph.D.	46	Senior Vice President, Preclinical Development
Alan H. Auerbach(2)(3)	43	Director
Jonathan J. Fleming(1)	55	Director
Ansbert K. Gadicke, M.D.(2)(3)	54	Director
Kurt C. Graves(2)(3)	45	Chairman of the Board
Martin Münchbach, Ph.D.(1)	42	Director
Elizabeth Stoner, M.D.(1)	62	Director

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

        Michael Franken, M.D., has served as our Senior Vice President and Chief Business Officer since March 2012. Prior to joining us, he served as Vice President and General Manager, Solid Organ Transplantation at Genzyme Corporation, a biotechnology company, from January 2010 to November 2011, where he was responsible for a worldwide commercial transplant business. Since joining Genzyme in 2000, he served in various and progressively senior roles in business development and general management. In the area of Transplantation, he advanced the growth of the transplant products and business in the European and International markets. In the area of Immune Disease and Fibrosis, he was responsible for licensing and transactions, and for progressing a portfolio of clinical-development-stage assets. He received an M.D. from the University of Heidelberg, Germany, and an M.S. in Health Policy and Management from the Harvard School of Public Health

        Gary Hattersley, Ph.D., has served as our Senior Vice President of Preclinical Development since December 2011. He served as our Vice President of Biology from May 2011 to December 2011 and served in the same capacity at the Former Operating Company from April 2008 until the Merger. He also served as Senior Director of Research of the Former Operating Company from 2006 to 2008 and as Director of Disease Biology & Pharmacology from 2003 to 2006. Prior to joining the Former Operating Company, Dr. Hattersley was a Senior Scientist at Millennium Pharmaceuticals from 2000 to 2003 with responsibility for the discovery and development of novel small-molecule agents for the treatment of osteoporosis and other metabolic bone diseases. Dr. Hattersley also held positions at Genetics Institute/Wyeth Research from 1992 to 2000 investigating the application of the bone morphogenetic proteins in bone and connective tissue repair and regeneration. Dr. Hattersley received a Ph.D. in Experimental Pathology from St. George's Hospital Medical School.

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

        Jonathan J. Fleming has served on our board of directors since May 2011 and served as a member of the board of directors of the Former Operating Company from March 2009 until the Merger. Mr. Fleming is the Managing General Partner of Oxford Bioscience Partners, an international venture capital firm specializing in life science technology-based investments, which he joined in August 1996 as a General Partner. Prior to joining Oxford Bioscience Partners, Mr. Fleming was a Founding General Partner of MVP Ventures from 1988 to 1996. Mr. Fleming is also a co-founder of Medica Venture Partners, a venture capital investment firm specializing in early-stage healthcare and biotechnology companies in Israel. Mr. Fleming currently serves on the board of directors of Dicerna Pharmaceuticals, Xencor, Inc., Greenlight, Inc., Laboratory Partners, Inc. and Railrunner Systems NA Inc. Mr. Fleming also currently serves on the board of managers of Leerink Swann Holdings LLC and on the board of trustees of Leerink Swann Massachusetts Business Trust. He previously served on the board of directors of Memory Pharmaceuticals Corp. from 1998 to 2004. He received an M.P.A. from Princeton University and a B.A. from the University of California, Berkeley. We believe Mr. Fleming is qualified to serve as a member of our board of directors because of his business and professional experience, and brings to our board of directors strategic insight and experience with his long career in venture capital and investing in life sciences technology-based firms for over 20 years.

        Ansbert K. Gadicke, M.D. has served on our board of directors since May 2011 and served as a member of the board of directors of the Former Operating Company from November 2003 until the Merger. Dr. Gadicke has been the Co-Founder and Managing Director of MPM Capital, a venture capital firm, since August 1996. Dr. Gadicke received an M.D. from J.W. Goethe University in Frankfurt. Dr. Gadicke is a director of Dragonfly Sciences, Inc. and Mitokyne, Inc. He served on the board of directors of Solasia Pharma K.K. from 2006 to 2012, Verastem, Inc. from 2010 to 2012, Pharmasset, Inc. from 1999 to 2007 and PharmAthene, Inc. from 2004 to 2007. We believe Dr. Gadicke is qualified to serve as a member of our board of directors because of his business and professional experience.

        Kurt C. Graves has served on our board of directors since May 2011 and as Chairman of our board of directors since November 2011. Mr. Graves has been the Chairman, President and Chief Executive Officer of Intarcia Therapeutics, a biotechnology company, since April 2012. He was an independent consultant from October 2009 to April 2012. Mr. Graves served as Executive Chairman of Biolex Therapeutics, a biotechnology company, from November 2010 to March 2012, and served as Executive Chairman of Intarcia Therapeutics from August 2010 to April 2012. Previously, he served as Executive Vice President, Chief Commercial Officer and Head of Strategic Development at Vertex Pharmaceuticals Inc. from July 2007 to October 2009, where he led the development of the company's HCV and CF programs, as well as the acquisition of Virochem Pharmaceuticals. Prior to joining Vertex, Mr. Graves held various leadership positions at Novartis Pharmaceuticals from 1999 to June 2007, including serving as a member of the Executive Committee and the Global Head of the General Medicines Business. He was also the first Chief Marketing Officer for the Pharmaceuticals division from September 2003 to June 2007. He currently serves as a director of Intarcia Therapeutics, Pulmatrix Therapeutics and Achillion Pharnaceuticals. He served on the board of directors of Biolex Therapeutics and Springleaf Therapeutics from 2010 to 2012. Mr. Graves received a B.S. in Biology from Hillsdale College. We believe Mr. Graves is qualified to serve as a member of our board of directors because of his extensive business and professional experience.

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

  •
  discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;

  •
  approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

  •
  monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law;

  •
  reviews our financial statements and our management's discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2012, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, except that Dr. Louis Brenner filed a Form 3 on April 20, 2012 for an event that occurred on October 9, 2011 and a Form 4 on September 28, 2012 for an event that occurred on December 15, 2011.

ITEM 11.    EXECUTIVE COMPENSATION.

        The following table summarizes all compensation earned by our President and Chief Executive Officer and other named executive officers during 2012 and 2011.

Name and Principal Position	Year	Salary ($)		Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)(8)(9)	All Other Compensation ($)(10)	Total ($)
Michael S. Wyzga,	2012	500,000		—	—	1,032	501,032
President and Chief Executive	2011	38,141	(4)	3,351,771	—	—	3,389,912
Officer(1)
Louis Brenner,	2012	330,000		—	—	300	330,300
Chief Medical Officer(2)	2011	47,500	(5)	989,539	14,143	20	1,051,202
Michael Franken,	2012	211,458	(6)	165,242	—	—	376,700
Sr. Vice President and Chief Business Officer(3)

(1)
Mr. Wyzga became our President and Chief Executive Officer on December 5, 2011.

(2)
Dr. Brenner joined our company on November 9, 2011 and became Chief Medical Officer on December 1, 2011.

(3)
Dr. Franken joined our company on March 26, 2012.

(4)
The amount shown represents actual salary earned in 2011 based upon an annual base salary of $500,000.

(5)
The amount shown represents actual salary earned in 2011 based upon an annual base salary of $330,000.

(6)
The amount shown represents actual salary earned in 2012 based upon an annual base salary of $275,000.

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

(9)
Bonus amounts earned for 2012 have not yet been determined and approved by the compensation committee. The compensation committee intends to consider 2012 bonuses at a future meeting.

(10)
All amounts are attributable to life insurance premiums paid by us.

Narrative Disclosure to Summary Compensation Table

        We do not currently have any formal policy for determining the compensation of executive officers. Base salaries for our named executive officers have been established through arm's length negotiation at the time an executive was hired. The compensation committee of our board of directors annually reviews and evaluates, with input from the President and Chief Executive Officer, the need for adjustment of the base salaries of named executive officers based on changes and expected changes in the scope of an executive's responsibilities, including promotions, the individual contributions made by and performance of the executive during the prior fiscal year, the executive's performance over a period of years, overall labor market conditions, the relative ease or difficulty of replacing the executive with a well-qualified person, our overall growth and development as a company and general salary trends in our industry.

        Each named executive officer is eligible to receive an annual performance-based cash bonus, in an amount up to a fixed percentage of his base salary. At the beginning of each year our compensation committee develops, with input from the President and Chief Executive Officer, a list of goals for the year that are used as a guideline to assess the annual performance of the named executive officers. As soon as practical after the year is completed, the board reviews actual performance against the stated goals and determines subjectively what it believes to be the appropriate level of cash bonus, if any, for the named executive officers.

        Each of the named executive officers is an at-will employee and eligible for discretionary bonus and equity incentive awards with certain severance rights discussed further below. The following named executive officers have the following target bonus percentages:

  •
  Mr. Wyzga—50%

  •
  Dr. Brenner—30%

  •
  Dr. Franken—30%

        For 2012, each named executive officer, had the opportunity to achieve a bonus equal to the named executive officer's respective target bonus (prorated for any partial year of employment) by achievement of individual performance goals, with the compensation committee reserving the right to award amounts in excess of target bonus on a discretionary basis. The individual goals for 2012 were of different weighted importance and included completion of certain financing and public offering objectives, completion of organizational objectives and the implementation and successful execution of various elements related to the preclinical studies and clinical trials for our products, including the Phase 3 study for our BA058-SC product. The compensation committee has not yet convened to consider each named executive's performance against the goals and determine the bonus amounts to be awarded for 2012. The compensation committee intends to consider 2012 bonuses at a future meeting.

        In April 2012, we granted an option to purchase 70,000 shares of our common stock to Mr. Franken following his commencement of employment. The option has a ten year term and, subject to Mr. Franken's continued employment, vests as to 25% of the underlying shares on April 11, 2013 and as to an additional 6.25% of the underlying shares on the first day of each calendar quarter thereafter. We did not grant options or stock awards to our other named executive officers during 2012.

Employment, Severance and Change in Control Arrangements

Michael S. Wyzga

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

        If Mr. Wyzga's employment is terminated without cause or due to Mr. Wyzga's resignation for good reason within 12 months following a change in control, then subject to his executing a general release of claims, Mr. Wyzga will be entitled to receive the severance benefits described in the first two bullet points above, as well as:

  •
  payment of his target annual bonus for the year in which termination occurs; and

  •
  accelerated vesting of all outstanding equity awards.

Louis Brenner

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

        If Dr. Brenner's employment is terminated without cause or due to Dr. Brenner's resignation for good reason within 12 months following a change in control, then subject to his executing a general release of claims, Dr. Brenner will be entitled to receive the severance benefits described in the first two bullet points above, as well as:

  •
  payment of a prorated portion of his target annual bonus for the year in which termination occurs; and

  •
  accelerated vesting of all outstanding equity awards.

Michael Franken

        On March 27, 2012, we entered into a letter employment agreement with Dr. Franken pursuant to which Dr. Franken commenced employment and agreed to serve as our Chief Business Officer effective that date. The letter agreement provides for an initial base salary of $275,000 and the opportunity to earn an annual cash incentive award based on performance with a target value equal to 30% of Dr. Franken's annual base salary, prorated for any partial year of employment.

        In the event Dr. Franken's employment is terminated by us without cause or due to Dr. Franken's resignation for good reason, then subject to his executing a general release of claims, Dr. Franken will be entitled to receive:

  •
  base salary continuation payments for nine months;

  •
  payment of, or reimbursement for, continued medical care premiums for six months;

  •
  payment of any unpaid bonus for the year prior to the year of termination; and

  •
  a prorated portion of his annual bonus for the year in which his termination occurs, if the board determines to award him a bonus for the year.

        If Dr. Franken's employment is terminated without cause or due to Dr. Franken's resignation for good reason within 12 months following a change in control of us, then subject to his executing a general release of claims, Dr. Franken will be entitled to receive the severance benefits described in the first two bullet points above. In such case, Dr. Franken will also be entitled to receive:

  •
  payment of a prorated portion of his target annual bonus for the year in which termination occurs; and

  •
  accelerated vesting of all outstanding equity awards.

Retirement Plans

        We maintain a defined contribution retirement plan which is tax-qualified under Section 401(k) of the Internal Revenue Code. The plan allows participants to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. Our named executive officers are eligible to participate in our 401(k) plan on the same basis as all employees generally. During 2012, we did not provide matching or profit sharing contributions to the plan for any employees.

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2012.

	Number of Securities Underlying Unexercised Options
				Option Exercise Price	Option Expiration Date
Name	Exercisable	Unexercisable
Michael S. Wyzga	382,500	1,147,500	(1)	$3.89	12/14/21
Louis Brenner	87,850	263,550	(1)	$3.89	12/14/21
	—	62,700	(2)	$3.89	12/14/21
Michael Franken	—	70,000	(3)	$4.21	4/11/22

(1)
These stock options vest in twelve substantially equal installments on the first day of each calendar quarter beginning on January 1, 2013.

(2)
These stock options vest, if at all, upon the date that the board of directors resolves that an NDA for our BA058-SC product has been submitted to the FDA on or prior to a specified date.

(3)
These stock options vest as to 25% of the underlying shares on April 11, 2013 and as to 6.25% of such shares the first day of each calendar quarter thereafter.

Director Compensation

        The following table summarizes the compensation for director services earned by our non-employee directors during 2012. No director who is also an employee receives additional compensation for providing director services. Historically, neither we nor the Former Operating Company has had any formal policy governing the compensation of directors, instead negotiating compensation for individual directors at the time they commence providing services. Mr. Graves and Mr. Auerbach each receive an annual cash retainer of $7,500 and a meeting fee of $1,500 per board or committee meeting attended. None of our other directors receive cash compensation for providing director services to us.

        We have adopted a non-employee director compensation policy that will become effective upon the listing of our common stock on a national securities exchange. The policy provides for non-employee directors to receive an annual cash retainer of $25,000 plus one or more additional annual cash retainers ranging from $5,000 to $10,000 for service on a board committee, as well as grants of options to purchase 30,000 shares of our common stock upon commencing service with us (vesting over a four-year period) and 10,000 shares of our common stock annually thereafter (vesting within one year of grant).

        During 2012, we did not grant equity-based awards as compensation to any of our non-employee directors.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Total ($)
Alan H. Auerbach(1)	7,500	7,500
Jonathan J. Fleming(2)	—	—
Ansbert K. Gadicke, M.D.(3)	—	—
Kurt C. Graves(4)	15,000	15,000
Martin Münchbach, Ph.D.(5)	—	—
Elizabeth Stoner, M.D.(6)	—	—

(1)
As of December 31, 2012, Mr. Auerbach held no stock awards and 256,666 options to purchase shares of our common stock.

(2)
As of December 31, 2012, Mr. Fleming did not hold any stock awards or option awards.

(3)
As of December 31, 2012, Dr. Gadicke did not hold any stock awards or option awards.

(4)
As of December 31, 2012, Mr. Graves held no stock awards and 256,666 options to purchase shares of our common stock.

(5)
As of December 31, 2012, Dr. Münchbach did not hold any stock awards or option awards.

(6)
As of December 31, 2012, Dr. Stoner held no stock awards and 60,000 options to purchase shares of our common stock.

2003 Long-Term Incentive Plan

        In the Merger, we assumed the Former Operating Company's 2003 Long Term Incentive Plan, or the 2003 Plan, and all options to acquire common stock of the Former Operating Company issued thereunder. The 2003 Plan is intended to assist us and our affiliates in attracting and retaining employees and consultants of outstanding ability and to promote the identification of their interests with those of our stockholders and our affiliates. Only incentive stock options, or ISOs, and non-statutory stock options have been granted under the 2003 Plan. As of December 31, 2012, we had 995,820 options issued and unexercised under the 2003 Plan, 910,265 of which were vested. In connection with the adoption and approval of the 2011 Equity Incentive Plan, we determined not to make any further awards under the 2003 Plan after November 7, 2011, which we refer to as the "suspension" of the 2003 Plan. No new awards may be granted under the 2003 Plan, but awards outstanding at the time of suspension remain outstanding in accordance with their terms. If an option or right expires or terminates for any reason (other than termination by virtue of the exercise of a related option or related right, as the case may be) without having been fully exercised, if shares of restricted stock are forfeited, or if shares covered by an incentive share award or performance award are not issued or are forfeited, the unissued or forfeited shares that had been subject to the award become available for the grant of additional awards under the 2011 Equity Incentive Plan.

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

Securities Subject to the 2011 Plan

        Under the terms of the 2011 Plan, the aggregate number of shares of common stock that may be subject to options and other awards is equal to the sum of (1) 2,655,064 shares of common stock, and (2) any shares underlying awards outstanding under the 2003 Plan as of November 7, 2011 that, on or after that date, are forfeited or lapse without the issuance of shares. As of December 31, 2012, the maximum number of shares of common stock that may become issuable under the 2011 Plan, with respect to ISOs, is 3,987,211. The shares of common stock covered by the 2011 Plan are authorized but unissued shares, treasury shares or common stock purchased on the open market. These figures do not include the increase of 750,000 shares, approved by our board of directors on January 31, 2012, subject to completion of the then-planned public offering of our common stock.

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

Stock Options

        The 2011 Plan authorizes the grant of stock options, including ISOs and nonqualified stock options. Under the 2011 Plan, the exercise price of ISOs granted pursuant to the 2011 Plan will not be less than the fair market value of the common stock on the date of grant, and the exercise price of nonqualified stock options granted pursuant to the 2011 Plan will be determined by the compensation committee. Stock options are subject to such vesting and exercisability conditions as are determined by the compensation committee and set forth in a written stock option agreement. In no event may an ISO have a term of more than ten years. ISOs granted to any person who owns, as of the date of grant, stock possessing more than 10% of the total combined voting power of all classes of our stock, however, are required to have an exercise price that is not less than 110% of the fair market value of the common stock on the date of grant and may not have a term of more than five years. The aggregate fair market value of the shares with respect to which options intended to be ISOs are exercisable for the first time by an employee in any calendar year may not exceed $100,000, or such other amount as the Code provides without being treated as a nonqualified stock option.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2013 by: (i) each person known by the Company to be the beneficial owner calculated in accordance with Rule 13d-3(d)(1) promulgated under the Exchange Act of more than 5% of the outstanding shares of common stock; (ii) each director and executive officer of the Company; and (iii) all officers and directors as a group. Unless otherwise stated in the table or its footnotes, the person and entities listed below have the sole voting power and investment power with respect to the shares set forth next to one's name. Unless otherwise noted, the address of each stockholder below is c/o Radius Health, Inc., 201 Broadway, 6th Floor, Cambridge, MA 02139.

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
Michael S. Wyzga	573,750	(2)	Common Stock	39.8%
(Chief Executive Officer,			Converted Common Stock		2.6%
President and Director)
B. Nicholas Harvey	211,718	(4)	Common Stock	20.2%
(Senior Vice President,			Converted Common Stock		1.0%
Chief Financial Officer,
Treasurer and Secretary)
Louis Brenner	131,775	(5)	Common Stock	13.2%
(Senior Vice President and			Converted Common Stock		0.6%
Chief Medical Officer)
Michael Franken	21,875	(6)	Common Stock	2.5%
(Senior Vice President and			Converted Common Stock		0.1%
Chief Business Officer)
Gary Hattersley	101,622	(7)	Common Stock	10.5%
(Senior Vice President,			Converted Common Stock		0.5%
Preclinical Development)
C. Richard Lyttle, Ph.D.	677,496	(3)	Common Stock	45.8%
			Converted Common Stock		3.0%
Dr. Ansbert K. Gadicke	8,397,070	(8)	Common Stock	90.6%
(Director)	384,261	(9)	Series A-1 Preferred Stock	40.9%
	402,155	(10)	Series A-2 Preferred Stock	40.9%
	53,331	(11)	Series A-3 Preferred Stock	37.5%
			Converted Common Stock		38.8%
Alan H. Auerbach	213,888	(12)	Common Stock	19.8%
(Director)			Converted Common Stock		1.0%
Jonathan J. Fleming	1,364,834	(13)	Common Stock	51.8%
(Director)	109,718	(14)	Series A-2 Preferred Stock	11.2%
	25,233	(15)	Series A-3 Preferred Stock	17.7%
			Converted Common Stock		6.3%
Kurt C. Graves	149,724	(16)	Common Stock	14.7%
(Director)			Converted Common Stock		0.7%

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
Dr. Martin Münchbach	1,896,980	(17)	Common Stock	68.6%
(Director)	84,536	(18)	Series A-1 Preferred Stock	9.0%
	105,162	(19)	Series A-2 Preferred Stock	10.7%
			Converted Common Stock		8.8%
Dr. Elizabeth Stoner	35,000	(20)	Common Stock	3.9%
(Director)			Converted Common Stock		0.2%
Entities affiliated with	8,397,070	(21)	Common Stock	90.6%
MPM Capital	384,261	(22)	Series A-1 Preferred Stock	40.9%
200 Clarendon St., 54th Fl.	402,155	(23)	Series A-2 Preferred Stock	40.9%
Boston, MA 02116	53,331	(24)	Series A-3	37.5%
			Converted Common Stock		38.8%
The Wellcome Trust Limited as	2,868,910	(25)	Common Stock	76.8%
trustee of The Wellcome Trust	76,566	(26)	Series A-1 Preferred Stock	8.1%
215 Euston Road	210,325		Series A-2 Preferred Stock	21.4%
London NW1 2BE			Converted Common Stock		13.3%
England
HealthCare Ventures VII, L.P.	2,292,053	(27)	Common Stock	74.5%
55 Cambridge Parkway	58,953	(28)	Series A-1 Preferred Stock	6.3%
Suite 102	98,278		Series A-2 Preferred Stock	10.0%
Cambridge, MA 02142	63,663		Series A-3 Preferred Stock	44.8%
			Converted Common Stock		10.6%
Entities affiliated with	1,856,104	(29)	Common Stock	68.5%
Saints Capital	49,127	(30)	Series A-1 Preferred Stock	5.2%
475 Sansome Street	109,718	(31)	Series A-2 Preferred Stock	11.2%
Suite 1850	25,233	(32)	Series A-3 Preferred	17.7%
San Francisco, CA 94111			Converted Common Stock		8.6%
BB Biotech Ventures II, L.P.	1,896,980	(33)	Common Stock	68.6%
Traflagar Court	84,536	(34)	Series A-1 Preferred Stock	9.0%
Les Banques	105,162		Series A-2 Preferred Stock	10.7%
St. Peter Port			Converted Common Stock		8.8%
Guernsey
Channel Islands
GY1 3QL
Entities affiliated with	1,364,834	(35)	Common Stock	51.8%
Oxford Bioscience Partners	109,718	(36)	Series A-2 Preferred Stock	11.2%
222 Berkley Street	25,233	(37)	Series A-3 Preferred Stock	17.7%
Suite 1650			Converted Common Stock		6.3%
Boston, MA 02116
Healthcare Private Equity	765,020	(38)	Common Stock	46.9%
Limited Partnership	20,416		Series A-1 Preferred Stock	2.2%
Edinburgh One	56,086		Series A-2 Preferred Stock	5.7%
Morrison Street			Converted Common Stock		3.5%
Edinburgh EH3 8BE
U.K.

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
Brookside Capital Partners	1,228,200	(39)	Common Stock	58.6%
Fund, L.P.	122,820		Series A-1 Preferred Stock	13.1%
c/o Bain Capital, LLC			Converted Common Stock		5.7%
John Hancock Tower
200 Clarendon Street
Boston, MA 02116
Biotech Growth N.V.	1,228,200	(40)	Common Stock	58.6%
Asset Management BAB N.V.	122,820		Series A-1 Preferred Stock	13.1%
Ara Hill Top Building,			Converted Common Stock		5.7%
Unit A-5
Pletterijweg Oost 1
Curaçao, Dutch Caribbean
Ipsen Pharma SAS	173,260	(41)	Common Stock	16.7%
65, quai Georges Gorse	17,326		Series A-1 Preferred Stock	1.8%
92100 Boulogne Billancourt			Converted Common Stock		0.8%
France
Stavros C. Manolagas	91,040		Common Stock	10.5%
35 River Ridge Circle			Converted Common Stock		0.4%
Little Rock, AR 72227
Nordic Bioscience	64,430	(42)	Common Stock	6.9%
Herlev Hovedgade 207	6,443		Series A-5 Preferred Stock	100.0%
2730 Herlev			Converted Common Stock		0.3%
Denmark
General Electric Capital	61,400	(43)	Common Stock	6.6%
Corporation	6,140		Series A-1 Preferred Stock	0.7%
			Converted Common Stock		0.3%
Oxford Finance LLC	61,400	(44)	Common Stock	6.6%
133 N. Fairfax Street	6,140		Series A-1 Preferred Stock	0.7%
Alexandria, VA 22314			Converted Common Stock		0.3%
Louis O'Dea	193,087		Common Stock	22.3%
566 Main Street			Converted Common Stock		0.9%
Hingham, MA 02043
Michael Rosenblatt	44,803		Common Stock	5.2%
130 Lake Ave			Converted Common Stock		0.2%
Newton, MA 02459
John Katzenellenbogen Trust	56,065	(45)	Common Stock	6.5%
704 West Pennsylvania Avenue			Converted Common Stock		0.3%
Urbana, Illinois 61801
Chris Miller	63,853		Common Stock	7.4%
11 Edgar Walker Court			Converted Common Stock		0.3%
Hingham, MA 02043

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
John Thomas Potts, Jr.	83,281	(46)	Common Stock	9.5%
Massachusetts General Hospital			Converted Common Stock		0.4%
149 13th Street, MC 1494005
Charlestown, MA 02129-2000
All Officers and Directors as a	13,098,236		Common Stock	93.9%
group (11 individuals)			Converted Common Stock		56.9%

(1)
(a)  Because shares of preferred stock vote together with common stock on an as-converted basis the percentages of beneficial ownership reported in this column do not reflect the beneficial owner's voting percentage of our outstanding capital stock. See Note (1)(b). Because each stockholder of the Company is a party to certain agreements with the other stockholders of the Company, which agreements contain, among other things, certain voting agreements and limitations on the sale of their shares of common stock, each stockholder of the Company may be deemed to be a member of a "group," within the meaning of Section 13(d)(3) of the Exchange Act. The percentages of beneficial ownership presented in this column are calculated in accordance with Rule 13d-3(d)(1) promulgated under the Exchange Act, excluding in the case of each beneficial owner, the shares held by any other beneficial owner, as to which each beneficial owner disclaims beneficial ownership.

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

(2)
Consists of 573,750 options to purchase out common stock anticipated to be exercisable within 60 days after February 28, 2013.

(3)
Includes 610,830 options to purchase our common stock anticipated to be exercisable within 60 days after February 28, 2013, held by the Cecil Richard Lyttle Grantor Retained Annuity Trust. Mr. Lyttle is a trustee of the Cecil Richard Lyttle Grantor Retained Annuity Trust and may be deemed to beneficially own these securities.

(4)
Includes 181,718 options to purchase our common stock anticipated to be exercisable within 60 days after February 28, 2013.

(5)
Consists of 131,775 options to purchase our common stock anticipated to be exercisable within 60 days after February 28, 2013.

(6)
Consists of 21,875 options to purchase common stock anticipated to be exercisable within 60 days after February 28, 2013.

(7)
Consists of 101,622 options to purchase out common stock anticipated to be exercisable within 60 days after February 28, 2013.

(8)
Includes 82,220 shares of common stock issuable upon conversion of 8,222 shares of Company Series A-1 Preferred Stock, 121,940 shares of common stock issuable upon conversion of 12,194 shares of Company Series A-2 Preferred Stock, 29,850 shares of common stock issuable upon conversion of 2,985 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III, L.P. ("BV III"), in the Merger (as defined below), and 68,740 shares of common stock issuable upon conversion of 6,874 shares of Company Series A-1 Preferred Stock issued to BV III at subsequent closings of the Company's Series A-1 Preferred Stock financing; 1,222,900 shares of common stock issuable upon conversion of 122,290 shares of Company Series A-1 Preferred Stock, 1,813,640 shares of common stock issuable upon conversion of 181,364 shares of Company Series A-2 Preferred Stock, and 443,950 shares of common stock issuable upon conversion of 44,395 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III-QP, L.P. ("BV III QP"), in the Merger, and 1,022,380 shares of common stock issuable upon conversion of 102,238 shares of Company Series A-1 Preferred Stock issued to BV III QP at subsequent closings of the Company's Series A-1 Preferred Stock financing; 103,350 shares of common stock issuable upon conversion of 10,335 shares of Company Series A-1 Preferred Stock, 153,270 shares of common stock issuable upon conversion of 15,327 shares of Company Series A-2 Preferred Stock, and 37,520 shares of common stock issuable upon conversion of 3,752 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III GmbH & Co. Beteiligungs K.G. ("BV III KG"), in the Merger, and 86,400 shares of common stock issuable upon conversion of 8,640 shares of Company Series A-1 Preferred Stock issued to BV III KG at subsequent closings of the Company's Series A-1 Preferred Stock financing; 36,930 shares of common stock issuable upon conversion of 3,693 shares of Company Series A-1 Preferred Stock, 54,770 shares of common stock issuable upon conversion of 5,477 shares of Company Series A-2 Preferred Stock, and 13,400 shares of common stock issuable upon conversion of 1,340 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III Parallel Fund, L.P. ("BV III PF"), in the Merger, and 30,860 shares of common stock issuable upon conversion of 3,086, shares of Company Series A-1 Preferred Stock issued to BV III PF at subsequent closings of the Company's Series A-1 Preferred Stock financing; 23,680 shares of common stock issuable upon conversion of 2,368 shares of Company Series A-1 Preferred Stock, 35,110 shares of common stock issuable upon conversion of 3,511 shares of Company Series A-2 Preferred Stock, and 8,590 shares of common stock issuable upon conversion of 859 shares of Company Series A-3 Preferred Stock issued to MPM Asset Management Investors 2003 BVIII LLC ("AM LLC") in the Merger, and 19,780 shares of common stock issuable upon conversion of 1,978, shares of Company Series A-1 Preferred Stock issued to AM LLC at subsequent closings of the Company's Series A-1 Preferred Stock financing; 540,010 shares of common stock issuable upon conversion of 54,001 shares of Company Series A-1 Preferred Stock, and 1,842,420 shares of common stock issuable upon conversion of 184,242 shares of Company Series A-2 Preferred Stock issued to MPM Bio IV NVS Strategic Fund, L.P. ("MPM NVS") in the Merger, and 605,360 shares of common stock issuable upon conversion of 60,536, shares of Company Series A-1 Preferred Stock issued to MPM NVS at subsequent closings of the Company's Series A-1 Preferred Stock financing. MPM BioVentures III GP, L.P. ("BV III LP") and MPM BioVentures III LLC ("BV3LLC") are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. MPM BioVentures IV GP LLC ("BV IV GP") and MPM BioVentures IV LLC ("BV4LLC") are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members of BV3LLC share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(9)
Includes of 8,222 shares of Company Series A-1 Preferred Stock issued to BV III in the Merger, and 6,874 shares of Company Series A-1 Preferred Stock issued to BV III at subsequent closings of the Company's Series A-1 Preferred Stock financing; 122,290 shares of Company Series A-1 Preferred Stock issued to BV III QP in the Merger, and 102,238 shares of Company Series A-1 Preferred Stock issued to BV III QP at subsequent closings of the Company's Series A-1 Preferred Stock financing; 10,335 shares of Company Series A-1 Preferred Stock issued to BV III KG in the Merger, and 8,640 shares of Company Series A-1 Preferred Stock issued to BV III KG at subsequent closings of the Company's Series A-1 Preferred Stock financing; 3,693 shares of Company Series A-1 Preferred Stock issued to BV III PF in the Merger, and 3,086 shares of Company Series A-1 Preferred Stock issued to BV III PF at subsequent closings of the Company's Series A-1 Preferred Stock financing; 2,368 shares of Company Series A-1 Preferred Stock, issued to AM LLC in the Merger, and 1,978 shares of Company Series A-1 Preferred Stock issued to AM LLC at subsequent closings of the Company's Series A-1 Preferred Stock financing; and 54,001 shares of Company Series A-1 Preferred Stock issued to MPM NVS in the Merger, and 60,536 shares of Company Series A-1 Preferred Stock issued to MPM NVS at subsequent closings of the Company's Series A-1 Preferred Stock financing. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(10)
Includes 12,194 shares of Company Series A-2 Preferred Stock issued BV III in the Merger; 181,364 shares of Company Series A-2 Preferred Stock issued to BV III QP in the Merger, 15,327 shares of Company Series A-2 Preferred Stock issued BV III KG in the Merger; 5,477 shares of Company Series A-2 Preferred Stock issued to BV III PF in the Merger; 3,511 shares of Company Series A-2 Preferred Stock issued to AM LLC in the Merger; and 184,242 shares of Company Series A-2 Preferred Stock issued to MPM NVS in the Merger. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(11)
Includes 2,985 shares of Company Series A-3 Preferred Stock issued to BV III in the Merger; 44,395 shares of Company Series A-3 Preferred Stock issued BV III QP, in the Merger; 3,752 shares of Company Series A-3 Preferred Stock issued to BV III KG, in the Merger; 1,340 shares of Company Series A-3 Preferred Stock issued to BV III PF, in the Merger; and 859 shares of Company Series A-3 Preferred Stock issued to AM LLC in the Merger. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(12)
Consists of 213,888 options to purchase our common stock anticipated to be exercisable within 60 days after February 28, 2013.

(13)
Includes 15,173 shares of common stock and 1,086,280 shares of common stock issuable upon conversion of 108,628 shares of Company Series A-2 Preferred Stock, 249,830 shares of common stock issuable upon conversion of 24,983 shares of Company Series A-3 Preferred Stock (the "OBP IV Shares") held directly by OBP IV—Holdings LLC ("OBP IV"); and 151 shares of common stock and 10,900 shares of common stock issuable upon conversion of 1,090 shares of Company Series A-2 Preferred Stock, 2,500 shares of common stock issuable upon conversion of 250 shares of Company Series A-3 Preferred Stock (the "mRNA II Shares") held directly by mRNA II—Holdings LLC ("mRNA II"). The OBP IV Shares and the mRNA II Shares are referred to herein as the "Oxford Shares." The OBP IV Shares are indirectly held by Oxford Bioscience Partners IV L.P. ("OBP LP"), a member of OBP IV. The mRNA II Shares are indirectly held by mRNA Fund II L.P. ("mRNA LP"), a member of mRNA II. The Oxford Shares are indirectly held by OBP Management IV L.P. ("OBP Management IV"), the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints Capital Granite, L.P. ("Saints LP"), a member of OBP IV and mRNA II; Saints Capital Granite, LLC ("Saints LLC"), the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC, share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Oxford Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(14)
Includes 108,628 shares of Company Series A-2 Preferred Stock held directly by OBP IV (the "OBP IV A-2 Shares") and 1,090 shares of Company Series A-2 Preferred Stock held directly by mRNA II (the "mRNA II A-2 Shares"). The OBP IV A-2 Shares are indirectly held by OBP LP, a member of OBP IV. The mRNA II A-2 Shares are indirectly held by mRNA LP, a member of mRNA II. The OBP IV A-2 Shares and the mRNA II A-2 Shares are referred to herein as the "Oxford A-2 Shares". The Oxford A-2 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC, share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-2 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(15)
Includes 24,983 shares of Company Series A-3 Preferred Stock held directly by OBP IV (the "OBP IV A-3 Shares") and 250 shares of Company Series A-3 Preferred Stock held directly by mRNA II (the mRNA II A-3 Shares"). The OBP IV A-3 Shares are indirectly held by OBP LP, a member of OBP IV. The mRNA II A-3 Shares are indirectly held by mRNA LP, a member of mRNA II. The OBP IV A-3 Shares and the mRNA II A-3 Shares are referred to herein as the "Oxford A-3 Shares". The Oxford A-3 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC, share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-3 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(16)
Consists of 149,724 options to purchase our common stock anticipated to be exercisable within 60 days after February 28, 2013.

(17)
Includes 435,960 shares of common stock issuable upon conversion of 43,596 shares of Company Series A-1 Preferred Stock (the "BBBV LP A-1 Preferred Stock"), and 1,051,620 shares of common stock issuable upon conversion of 105,162 shares of Company Series A-2 Preferred Stock (together with the BBBV LP A-1 Preferred Stock the "BBBV LP Shares") issued to BB Biotech Ventures II L.P. ("BBBV LP") in the Merger, and 409,400 shares issuable upon conversion of 40,940 shares of Company Series A-1 Preferred Stock issued to BBBV LP at subsequent closings of the Company's Series A-1 Preferred Stock financing. BB Biotech Ventures GP (Guernsey) Limited ("BBBV Limited") is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux, and Ben Morgan are the directors of BBBV Limited. Dr. Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited mentioned above. Jan Bootsma, Pascal Mahieux and Ben Morgan share all voting and investment power over the BBBV LP shares. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(18)
Includes 43,596 shares of Company Series A-1 Preferred Stock issued to BBBV LP in the Merger, and 40,940 shares of Company Series A-1 Preferred Stock issued to BBBV LP at subsequent closings of the Company's Series A-1 Preferred Stock financing. Voting and investment power with respect to these shares is shared by the general partners of this fund. BBBV Limited is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux and Ben Morgan are the directors of BBBV Limited. Dr. Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited mentioned above. Jan Bootsma, Pascal Mahieux and Ben Morgan share all voting and investment power over the BBBV LP shares. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on the information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(19)
Includes 105,162 shares of Company Series A-2 Preferred Stock issued to BBBV LP in the Merger. Voting and investment power with respect to these shares is shared by the general partners of this fund. BBBV Limited is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux and Ben Morgan are the directors of BBBV Limited. Dr. Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited mentioned above. Jan Bootsma, Pascal Mahieux and Ben Morgan share all voting and investment power over the BBBV LP shares. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on the information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(20)
Consists of 35,000 options to purchase our common stock anticipated to be exercisable within 60 days after February 28, 2013.

(21)
Includes 82,220 shares of common stock issuable upon conversion of 8,222 shares of Company Series A-1 Preferred Stock, 121,940 shares of common stock issuable upon conversion of 12,194 shares of Company Series A-2 Preferred Stock, 29,850 shares of common stock issuable upon conversion of 2,985 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III, L.P. ("BV III"), in the Merger, and 68,740 shares of common stock issuable upon conversion of 6,874 shares of Company Series A-1 Preferred Stock issued to BV III at subsequent closings of the Company's Series A-1 Preferred Stock financing; 1,222,900 shares of common stock issuable upon conversion of 122,290 shares of Company Series A-1 Preferred Stock, 1,813,640 shares of common stock issuable upon conversion of 181,364 shares of Company Series A-2 Preferred Stock, and 443,950 shares of common stock issuable upon conversion of 44,395 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III-QP, L.P. ("BV III QP"), in the Merger, and 1,022,380 shares of common stock issuable upon conversion of 102,238 shares of Company Series A-1 Preferred Stock issued to BV III QP at subsequent closings of the Company's Series A-1 Preferred Stock financing; 103,350 shares of common stock issuable upon conversion of 10,335 shares of Company Series A-1 Preferred Stock, 153,270 shares of common stock issuable upon conversion of 15,327 shares of Company Series A-2 Preferred Stock, and 37,520 shares of common stock issuable upon conversion of 3,752 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III GmbH & Co. Beteiligungs K.G. ("BV III KG"), in the Merger, and 86,400 shares of common stock issuable upon conversion of 8,640 shares of Company Series A-1 Preferred Stock issued to BV III KG at subsequent closings of the Company's Series A-1 Preferred Stock financing; 36,930 shares of common stock issuable upon conversion of 3,693 shares of Company Series A-1 Preferred Stock, 54,770 shares of common stock issuable upon conversion of 5,477 shares of Company Series A-2 Preferred Stock, and 13,400 shares of common stock issuable upon conversion of 1,340 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III Parallel Fund, L.P. ("BV III PF"), in the Merger, and 30,860 shares of common stock issuable upon conversion of 3,086, shares of Company Series A-1 Preferred Stock issued to BV III PF at subsequent closings of the Company's Series A-1

  Preferred Stock financing; 23,680 shares of common stock issuable upon conversion of 2,368 shares of Company Series A-1 Preferred Stock, 35,110 shares of common stock issuable upon conversion of 3,511 shares of Company Series A-2 Preferred Stock, and 8,590 shares of common stock issuable upon conversion of 859 shares of Company Series A-3 Preferred Stock issued to MPM Asset Management Investors 2003 BVIII LLC ("AM LLC") in the Merger, and 19,780 shares of common stock issuable upon conversion of 1,978, shares of Company Series A-1 Preferred Stock issued to AM LLC at subsequent closings of the Company's Series A-1 Preferred Stock financing; 540,010 shares of common stock issuable upon conversion of 54,001 shares of Company Series A-1 Preferred Stock, and 1,842,420 shares of common stock issuable upon conversion of 184,242 shares of Company Series A-2 Preferred Stock issued to MPM Bio IV NVS Strategic Fund, L.P. ("MPM NVS") in the Merger, and 605,360 shares of common stock issuable upon conversion of 60,536, shares of Company Series A-1 Preferred Stock issued to MPM NVS at subsequent closings of the Company's Series A-1 Preferred Stock financing. All voting and investment power is shared with Dr. Gadicke and the other general partners of these funds. BV III LP and BV3LLC are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV IV LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members of BV3LLC share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each fund mentioned above disclaims beneficial ownership of all shares not held by it of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(22)
Includes of 8,222 shares of Company Series A-1 Preferred Stock issued to BV III in the Merger, and 6,874 shares of Company Series A-1 Preferred Stock issued to BV III at subsequent closings of the Company's Series A-1 Preferred Stock financing; 122,290 shares of Company Series A-1 Preferred Stock issued to BV III QP in the Merger, and 102,238 shares of Company Series A-1 Preferred Stock issued to BV III QP at subsequent closings of the Company's Series A-1 Preferred Stock financing; 10,335 shares of Company Series A-1 Preferred Stock issued to BV III KG in the Merger, and 8,640 shares of Company Series A-1 Preferred Stock issued to BV III KG at subsequent closings of the Company's Series A-1 Preferred Stock financing; 3,693 shares of Company Series A-1 Preferred Stock issued to BV III PF in the Merger, and 3,086 shares of Company Series A-1 Preferred Stock issued to BV III PF at subsequent closings of the Company's Series A-1 Preferred Stock financing; 2,368 shares of Company Series A-1 Preferred Stock, issued to AM LLC in the Merger, and 1,978 shares of Company Series A-1 Preferred Stock issued to AM LLC at subsequent closings of the Company's Series A-1 Preferred Stock financing; and 54,001 shares of Company Series A-1 Preferred Stock issued to MPM NVS in the Merger, and 60,536 shares of Company Series A-1 Preferred Stock issued to MPM NVS at subsequent closings of the Company's Series A-1 Preferred Stock financing. Voting and investment power is shared with Dr. Gadicke and the other general partners of these funds. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(23)
Includes 12,194 shares of Company Series A-2 Preferred Stock issued to BV III in the Merger; 181,364 shares of Company Series A-2 Preferred Stock issued to BV III QP, in the Merger 15,327 shares of Company Series A-2 Preferred Stock issued to BV III KG in the Merger; 5,477 shares of Company Series A-2 Preferred Stock issued to BV III PF, in the Merger; 3,511 shares of Company Series A-2 Preferred Stock issued to AM LLC in the Merger; and 184,242 shares of Company Series A-2 Preferred Stock issued to MPM NVS in the Merger. All voting and investment power is shared with Dr. Gadicke and the other general partners of these funds. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(24)
Includes 2,985 shares of Company Series A-3 Preferred Stock issued to BV III in the Merger; 44,395 shares of Company Series A-3 Preferred Stock issued to BV III QP in the Merger; 3,752 shares of Company Series A-3 Preferred Stock issued to BV III KG, in the Merger; 1,340 shares of Company Series A-3 Preferred Stock issued BV III PF, in the Merger; and 859 shares of Company Series A-3 Preferred Stock issued to AM LLC in the Merger. All voting and investment power is shared with Dr. Gadicke and the other general partners of these funds. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin,

  Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa, Vaughn M. Kailian and Steven St. Peter are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 27, 2011 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa, Steven St. Peter and John Vander Vort.

(25)
Includes 255,220 shares of common stock issuable upon conversion of 25,522 shares of Company Series A-1 Preferred Stock, and 2,103,250 shares of common stock issuable upon conversion of 210,325 shares of Company Series A-2 Preferred Stock issued to The Wellcome Trust Limited as trustee of The Wellcome Trust in the Merger, and 510,440 shares of common stock issuable upon conversion of 51,044 shares of Company Series A-1 Preferred Stock issued to The Wellcome Trust Limited as trustee of The Wellcome Trust at subsequent closings of the Company's Series A-1 Preferred Stock financing. Responsibility for the activities of the Wellcome Trust lies with the Board of Governors of The Wellcome Trust Limited, which is comprised of William Castell, Kay Davies, Peter Davies, Christopher Fairburn, Richard Hynes, Anne Johnson, Roderick Kent, Eliza Manningham-Buller, Peter Rigby and Peter Smith. The Board of Governors share all voting and investment power with respect to the shares held by The Wellcome Trust Limited as trustee of the Wellcome Trust. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on December 23, 2011 by The Wellcome Trust Limited as trustee of The Wellcome Trust.

(26)
Responsibility for the activities of the Wellcome Trust lies with the Board of Governors of The Wellcome Trust Limited, which is comprised of William Castell, Kay Davies, Peter Davies, Christopher Fairburn, Richard Hynes, Anne Johnson, Roderick Kent, Eliza Manningham-Buller, Peter Rigby and Peter Smith. The Board of Governors share all voting and investment power with respect to the shares held by The Wellcome Trust Limited as trustee of the Wellcome Trust. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on December 23, 2011 by The Wellcome Trust Limited as trustee of The Wellcome Trust.

(27)
Includes 83,113 shares of common stock and 196,510 shares of common stock issuable upon conversion of 19,651 shares of Company Series A-1 Preferred Stock, 982,780 shares of common stock issuable upon conversion of 98,278 shares of Company Series A-2 Preferred Stock, 636,630 shares of common stock issuable upon conversion of 63,663 shares of Company Series A-3 Preferred Stock issued to HealthCare Ventures VII, L.P. ("HCVVII") in the Merger, and 393,020 shares of common stock issuable upon conversion of 39,302 shares of Company Series A-1 Preferred Stock issued to HCVVII at subsequent closings of the Company's Series A-1 Preferred Stock financing. HealthCare Partners VII, L.P. ("HCPVII") is the General Partner of HCVVII. The General Partners of HCPVII are James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor. The General Partners of HCPVII share all voting and investment power on behalf of HCPVII. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on January 3, 2012 by HCVVII, HCPVII,

  James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor.

(28)
HealthCare Partners VII, L.P. ("HCPVII") is the General Partner of HCVVII. The General Partners of HCPVII are James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor. The General Partners of HCPVII share all voting and investment power on behalf of HCPVII. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on January 3, 2012 by HCVVII, HCPVII, James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor.

(29)
Includes: (i) 15,173 shares of common stock (the "OBP IV Common Shares") held directly by OBP IV; (ii) 1,822,520 shares of common stock (the "OBP IV Conversion Shares" and, together with the OBP IV Common Shares, the "OBP IV Saints Shares") issuable to OBP IV upon the conversion of 48,641 shares of Company Series A-1 Preferred Stock held directly by OBP IV, 108,628 shares of Company Series A-2 Preferred Stock held directly by OBP IV and 24,983 shares of Company Series A-3 Preferred Stock held directly by OBP IV; (iii) 151 shares of common stock (the "mRNA II Common Shares") held directly by mRNA II; (iv) 18,260 shares of common stock (the "mRNA II Conversion Shares" and, together with the mRNA II Common Shares, the "mRNA Saints II Shares") issuable to mRNA II upon the conversion of 486 shares of Company Series A-1 Preferred Stock held directly by mRNA II, 1,090 shares of Company Series A-2 Preferred Stock held directly by mRNA II and 250 shares of Company Series A-3 Preferred Stock held directly by mRNA II. The OBP IV Saints Shares and the mRNA Saints II Shares are referred to herein as the "Saints Shares." The Saints Shares are indirectly held by Saints LP, a member of OBP IV and Saints LLC, the sole general partner of Saints LP, and the individual managers of Saints LLC. The individual managers of Saints LLC are Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer. The individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Additionally, other than with respect to the common stock issuable upon the conversion of the 48,641 shares of Company Series A-1 Preferred Stock held directly by OBP IV and the 486 shares of Company Series A-1 Preferred Stock held directly by mRNA II, the Saints Shares are indirectly held by OBP LP, a member of OBP IV. The mRNA II Shares are indirectly held by mRNA LP, a member of mRNA II. The Saints Shares are indirectly held by (i) OBP Management IV, the sole general partner of each of OBP LP and mRNA LP and (ii) Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(30)
Includes: 48,641 shares of Company Series A-1 Preferred Stock held directly by OBP IV (the "OBP IV A-1 Shares"), and 486 shares of Company Series A-1 Preferred Stock held directly by mRNA II (together with the OBP IV A-1 Shares, the "Saints A-1 Shares"). The Saints A-1 Shares are indirectly held by Saints LP, a member of OBP IV and mRNA II, Saints LLC, the sole general partner of Saints LP, and the individual managers of Saints LLC. The individual managers of Saints LLC are Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer. The individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each entity mentioned above and Messrs. Halsted, Quinlivan and Sawyer disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-1 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(31)
Includes: 108,628 shares of Company Series A-2 Preferred Stock held directly by OBP IV (the "OBP IV A-2 Shares") and 1,090 shares of Company Series A-2 Preferred Stock held directly by mRNA II (together with the OBP IV A-2 Shares, the "Saints A-2 Shares"). The Saints A-2 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-2 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(32)
Includes: 24,983 shares of Company Series A-3 Preferred Stock held directly by OBP IV (the "OBP IV A-3 Shares"); and 250 shares of Company Series A-3 Preferred Stock held directly by mRNA II (together with the OBP IV A-3 Shares, the "Saints A-3 Shares"). The Saints A-3 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-3 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(33)
Includes 435,960 shares of common stock issuable upon conversion of 43,596 shares of Company Series A-1 Preferred Stock (the "BBBV LP A-1 Preferred Stock"), and 1,051,620 shares of common stock issuable upon conversion of 105,162 shares of Company Series A-2 Preferred Stock (together with the BBBV LP A-1 Preferred Stock the "BBBV LP Shares") issued to BB Biotech Ventures II L.P. ("BBBV LP") in the Merger, and 409,400 shares of common stock issuable upon conversion of 40,940 shares of Company Series A-1 Preferred Stock issued to BBBV LP at subsequent closings of the Company's Series A-1 Preferred Stock financing.

  BB Biotech Ventures GP (Guernsey) Limited ("BBBV Limited") is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux, and Ben Morgan are the directors of BBB Limited and share all investment and voting power with respect to these shares. Additionally, Martin Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited, may be deemed to have voting and investment control over the shares held by BBBV LP given such advisory role. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(34)
BB Biotech Ventures GP (Guernsey) Limited ("BBBV Limited") is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux, and Ben Morgan are the directors of BBB Limited and share all investment and voting power with respect to these shares. Additionally, Martin Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited, may be deemed to have voting and investment control over the shares held by BBBV LP given such advisory role. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(35)
Includes the OBP IV Shares and the mRNA II Shares. The OBP IV Shares are indirectly held by OBP LP, a member of OBP IV. The mRNA II Shares are indirectly held by mRNA LP, a member of mRNA II. The Oxford Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the OBP IV Shares and mRNA Fund II Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(36)
Includes: 108,628 shares of Company Series A-2 Preferred Stock held directly by OBP IV and 1,090 shares of Company Series A-2 Preferred Stock held directly by mRNA II. The Oxford A-2 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP

  Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-2 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(37)
Includes: 24,983 shares of Company Series A-3 Preferred Stock held directly by OBP IV and 250 shares of Company Series A-3 Preferred Stock held directly by mRNA II. The Oxford A-3 Shares are indirectly held by OBP Management IV, the sole general partner of each of OBP LP and mRNA LP; Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV; Saints LP, a member of OBP IV and mRNA II; Saints LLC, the sole general partner of Saints LP; and Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, as the individual managers of Saints Capital Granite, LLC. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer, the individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints A-2 Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

(38)
Includes 204,160 shares of common stock issuable upon conversion of 20,416 shares of Company Series A-1 Preferred Stock, and 560,860 shares of common stock issuable upon conversion of 56,086 shares of Company Series A-2 Preferred Stock. Healthcare Private Equity Limited Partnership ("HPELP") is a limited partnership which has one general partner, Waverley Healthcare Private Equity Limited ("Waverley GP") and one limited partner, Scottish Widows plc. As general partner, Waverley GP has authority under the HPELP limited partnership agreement ("LPA") to conduct and manage the business of HPELP. Andrew November and Archie Struthers are the directors of Waverly GP and share all of the voting and investment power over the shares held by HPELP. The controlling shareholder of Waverley GP is SWIP Group Limited. The ultimate controlling entity of SWIP Group Limited is Lloyds Banking Group plc, a public listed company with many shareholders. The board of directors of Lloyds Banking Group plc consists of nine non-executive directors (Sir Winifried Bischoff, Lord Leitch, Anita Frew, Glen Moreno, David Roberts, T Timothy Ryan Jnr, Martin Scicluna and Anthony Watson) and three executive directors (Antonito Horta-Osorio, G Truett Tate and Tim Tookey). The Chairman (Sir Winifried Bischoff) is responsible for leadership of the board. The Group Chief executive (Antonio Horto-Osorio) is responsible for the day to day management of the business of Lloyds Banking Group plc, in accordance with the strategy and long term objectives approved by the board. The nine non-executive directors and three executive directors of Lloyds Banking Group plc do not have any sole or shared voting or investment power with respect to the shares held by HPELP. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on January 27, 2012 by HPELP, Waverly GP, Scottish Windows plc and Lloyds Banking Group plc.

(39)
Includes 1,228,200 shares of common stock issuable upon conversion of 122,820 shares of Company Series A-1 Preferred Stock. Brookside Capital Investors, L.P. ("Brookside Investors") is the sole general partner of Brookside Capital Partners Fund, L.P. ("Partners Fund"). Brookside Capital Management, LLC is the sole general partner of Brookside Investors. The control persons of Brookside Capital Management are Executive Committee members: Dewey J. Awad, Domenic J. Ferrante, Matthew V. McPherron, William E. Pappendick IV and John M. Toussaint. The Executive Committee members share all voting and investment power on behalf of Brookside Capital Management, LLC. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on February 1, 2012 by Partners Fund.

(40)
Includes 1,228,200 shares of common stock issuable upon conversion of 122,820 shares of Company Series A-1 Preferred Stock. Biotech Growth N.V. ("Biotech Growth") is a wholly-owned subsidiary of BB Biotech AG ("BB Biotech"). The directors and executive officers of BB Biotech are Dr. Thomas D. Szucs, Chairman and Director; Dr. Clive Meanwell, Vice Chairman and Director; and Dr. Erich Hunziker, Director. The directors and executive officers of Biotech Growth are Dr. Thomas D. Szucs, Statutory Director; Deanna Chemaly, Statutory Director; and Hugo Jan van Neutegem, Statutory Director. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on January 3, 2012 by BB Biotech and Biotech Growth. The directors and executive officers of BB Biotech and Biotech Growth share all voting and investment power with respect to these shares.

(41)
Includes 173,260 shares of common stock issuable upon conversion of 17,326 shares of Company Series A-1 Preferred Stock. Ipsen Pharma SAS ("Ipsen Pharma") is a société par actions simplifiée organized under the laws of France and is a wholly-owned subsidiary of Ipsen S.A. ("Ipsen"), a société anonyme organized under the laws of France. Ipsen's majority shareholder is Mayroy, a société anonyme organized under the laws of Luxembourg. The directors and executive officers of Ipsen Pharma are Christophe Jean, Director; Claude Bertrand, Director; Etienne De Blois, Director; Philippe Robert-Gorsse, Director; Eric Drape, Director; Claire Giraut, Director; Jean Fabre, Director; Jean-Pierre Dubuc, Director; Didier Veron, Director; and Marc De Garidel, President. The directors of Ipsen are Marc De Garidel, Director and Chief Executive Officer; Anne Beaufour, Director; Henri Beaufour, Director; Hervé Couffin, Director; Antoine Flochel, Director; Gérard Hauser, Director; Pierre Martinet, Director; René Merkt, Director; Yves Rambaud, Director; Klaus-Peter Schwabe, Director and Christophe Vérot, Director. The executive officers of Ipsen are Claire Giraut, Etienne de Blois, Christophe Jean, Claude Bertrand, and Eric Drape. The directors of Mayroy are Anne Beaufour, Antoine Flochel, Beech Tree SA, Bee Master B.V. Holding BV, Henri Beaufour, Klaus Peter Schwabe, and Jean-Pierre Diehl. The directors and officers of Ipsen, Mayroy and Ipsen Pharma share all voting and investment powers with respect to these shares. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on June 23, 2011 by Ipsen Pharma and Ipsen.

(42)
Includes 64,430 shares of common stock issuable upon conversion of 6,443 shares of Company Series A-5 Preferred Stock held by Nordic Bioscience Clinical Development VII A/S ("Nordic VII"). Nordic VII beneficially owns 0.30% of the Fully-Diluted Shares. Nordic VII is a wholly-owned subsidiary of Nordic Bioscience Clinical Development A/S ("Nordic A/S"). Nordic A/S is wholly-owned subsidiary of Nordic Bioscience Holding A/S ("Nordic Holding"). Nordic Holding is majority owned by C.C. Consulting A/S ("C.C. Consulting"). Claus Christiansen, MD, and Bente Riis Chrstiansen each own 50% of C.C. Consulting and share all voting and investment power with respect to these shares. The entities and individuals mentioned above disclaim beneficial ownership of the share except to the extent of their pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on January 20, 2012 by Nordic VII.

(43)
Consists of 61,400 shares of common stock, issuable upon conversion of Warrants to purchase 6,140 shares of Company Series A-1 Preferred Stock.

(44)
Consists of 61,400 shares of common stock, issuable upon conversion of Warrants to purchase 6,140 shares of Company Series A-1 Preferred Stock. Oxford Finance LLC is a single-member limited liability company, whose sole member is Oxford Holdco LLC. Under its limited liability company agreement, the business affairs and activities of Oxford Holdco LLC are directed by and controlled by its board of directors. The Oxford Holdco LLC board of directors is composed of three directors appointed by Sumitomo Corporation (Tetsu Egushi, Kentaro Hori and Rishi Gaind), three directors appointed by Welsh Carson Anderson & Stowe (Sean M. Traynor, Thomas A. Scully, and Chris W. Solomon) and J. Alden Philbrick, IV, the President and CEO of Oxford Finance LLC. By action of its sole member, Oxford Finance LLC has established a Credit Committee composed of its President and CEO, its Chief Operating Officer and its Senior Vice President, Credit and Portfolio. These positions are currently held by Mr. Philbrick, Timothy A. Lex and Hans S. Houser, respectively. The Oxford Finance LLC Credit Committee is authorized to make all decisions concerning the investments of Oxford Finance LLC including, without limitation, any sale or exercise of the warrants owned by it and, if exercised, any sale of the shares of our stock resulting from such exercise.

(45)
Includes (i) 15,627 shares of common stock held by Mr. Katzenellenbogen and (ii) 40,438 shares of common stock held by the John A. Katzenellenbogen Trust Under Agreement Dated August 2, 1999 (the "Katzenellenbogen Trust"). Mr. Katzenellenbogen is the trustee of the Katzenellenbogen Trust. The Katzenellenbogen Trust may be deemed to beneficially own the shares held by Mr. Katzenellenbogen.

(46)
Includes (i) 14,048 options to purchase our common stock anticipated to be exercisable within 60 days after February 28, 2013, (ii) 48,942 shares of common stock held by Dr. Potts and (iii) 20,291 shares of common stock held by the Dr. John Potts, Jr. and Susanne K. Potts Irrevocable Trust for Stephen K. Potts dated 6-15-05 (the "Potts Trust"). Dr. Potts is a trustee of the Potts Trust. Dr. Potts may be deemed to beneficially own the shares held by the Potts Trust.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Part II, Item 5, "Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

        Since January 1, 2010, we have engaged in the following transactions with our directors, executive officers and holders of more than five percent of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than five percent of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

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

Transactions with Former Operating Company Related Persons

        As described above, Dr. Lyttle, a former director and current Chairman of our Scientific Advisory Board, was the President and Chief Executive Officer of the Former Operating Company prior to the Merger, and each of Dr. Lyttle and Mr. Auerbach, Dr. Gadicke and Mr. Fleming, each current directors, served as directors of the Former Operating Company prior to the Merger. In addition, certain investment funds affiliated with MPM Asset Management LLC (our sole stockholder prior to the Merger), including MPM BioVentures III Fund, were investors in the Former Operating Company prior to the Merger. Dr. Gadicke, the Managing Director of MPM Capital was a control person of ours prior to the Merger and affiliated with major stockholders of the Former Operating Company prior to the Merger. The shares held by MPM Asset Management LLC were repurchased by us for an aggregate purchase price of $50,000 plus reimbursement of certain costs for prior audit and legal fees, SEC filing fees, taxes and postage in the aggregate amount of $110,725 contemporaneously with the closing of the Merger.

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

(2)
Consists of 15,096 shares issued to MPM BioVentures III, L.P., 224,528 shares issued to MPM BioVentures III-QP, L.P., 18,975 shares of our series A-1 preferred stock issued to MPM BioVentures III GmbH & Co. Beteiligungs K.G., 6,779 shares issued to MPM BioVentures III Parallel Fund, L.P., 4,346 shares issued to MPM Asset Management Investors 2003 BVIII LLC and 114,537 shares issued to MPM Bio IV NVS Strategic Fund, L.P.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Ernst & Young LLP provided audit services to the Company consisting of the annual audit of the Company's 2012 financial statements contained in the Company's Annual Report on Form 10-K and reviews of the financial statements contained in the Company's Quarterly Reports on Form 10-Q for fiscal year 2012. The following table summarizes the fees of Ernst & Young LLP billed to the Company for the last two fiscal years.

	Fiscal Year		Fiscal Year
Fee Category	2012	% of Total	2011	% of Total
	(dollars in thousands)
Audit Fees(1)	$366	61.0%	$320	60.6%
Audit-Related Fees(2)	224	37.3%	199	34.4%
Tax Fees(3)	10	1.7%	59	1.7%
Total Fees	$600	100%	$578	100%

(1)
Audit fees consist of fees for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports on Form 10-Q during fiscal year 2012.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees". Audit-related fees reported in fiscal year 2012 relate to the review of registration statements on Form S-1and filings on Form 8-K.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the review of our U.S. tax returns, accounted for $10,000 and $9,000 of the total tax fees for fiscal year 2012 and 2011, respectively. Fiscal year 2011 tax fees also include approximately $50,000 of fees for tax advice and planning services.

        The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, Ernst & Young LLP. The policy requires that all services to be provided by Ernst & Young LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal 2012 and fiscal 2011.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Financial Statements

        The following financial statements and supplementary data are included in Part II of Item 8 filed of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	90
Balance Sheets as of December 31, 2012 and 2011	91
Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010	92
Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Deficit for the years ended December 31, 2012, 2011 and 2010	93
Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	95
Notes to Financial Statements	96

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

Date: March 15, 2013

SIGNATURES AND POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL S. WYZGA Michael S. Wyzga	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013
/s/ B. NICHOLAS HARVEY B. Nicholas Harvey	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2013
/s/ ALAN H. AUERBACH Alan H. Auerbach	Director	March 15, 2013
/s/ JONATHAN J. FLEMING Jonathan J. Fleming	Director	March 15, 2013
/s/ ANSBERT K. GADICKE Ansbert K. Gadicke	Director	March 15, 2013
/s/ KURT C. GRAVES Kurt C. Graves	Director	March 15, 2013
/s/ MARTIN MÜNCHBACH Martin Münchbach	Director	March 15, 2013
/s/ ELIZABETH STONER Elizabeth Stoner	Director	March 15, 2013

EXHIBIT INDEX

Exhibit No.		Description
2.1	(9)	Agreement and Plan of Merger, dated April 25, 2011
3.1	(25)	Certificate of Incorporation, as amended
3.2	(7)	By-Laws, as amended
3.3	(18)	Restated Certificate of Incorporation to be effective upon the listing of the Company's common stock on the NASDAQ Global Market
3.4	(18)	Amended and Restated Bylaws to be effective upon the listing of the Company's common stock on a national securities exchange
4.1	(13)	Amended and Restated Stockholders' Agreement, dated as of May 17, 2011, as amended, by and among the Company and the stockholders party thereto.
4.2	(19)
		Second Amended and Restated Stockholders' Agreement, dated as of February 13, 2012, as amended, by and among the Company, as successor to Radius Health, Inc., and the stockholders party thereto, to be effective upon the listing of the Company's common stock on a national securities exchange
10.1	(8)(9)*	Clinical Trial Services Agreement and Work Statement NB-1, dated March 29, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S
10.2	(13)*	Clinical Trial Services Agreement Amendment No. 1 to Work Statement NB-1, effective as of December 9, 2011, by and between the Company and Nordic Bioscience Clinical Development VII A/S
10.3	(8)(22)*	Clinical Trial Services Agreement Amendment No. 2 to Work Statement NB-1, effective as of June 18, 2012, by and between the Company and Nordic Bioscience Clinical Development VII A/S
10.4	(6)	Amended and Restated Stock Issuance Agreement, dated May 16, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S
10.5	(9)	Side Letter, dated March 29, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S
10.6	(23)	Amendment, dated as of July 26, 2012, to Side Letter Agreement, dated March 29, 2011, by and between the Company and Nordic Bioscience Clinical Development VII A/S
10.7	(8)(23)*	Letter of Intent, dated as of July 26, 2012, by and between the Company and Nordic Bioscience Clinical Development VII A/S
10.8	(25)	Letter of Intent, dated as of October 22, 2012, by and between the Company and Nordic Bioscience Clinical Development VII A/S
10.9	(27)**	Work Statement NB-2, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII/AS.
10.10	(27)**	Work Statement NB-3, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII/AS.

Exhibit No.		Description
10.11	(27)	Amendment No. 1, dated as of February 21, 2013, to Amended and Restated Stock Issuance Agreement, dated as of May 16, 2011, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S.
10.12	(8)(9)*	License Agreement, dated September 27, 2005, by and between the Company, as successor to Nuvios, Inc., and SCRAS SAS, on behalf of itself and its Affiliates
10.13	(8)(9)*	Pharmaceutical Development Agreement, dated January 2, 2006, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS
10.14	(8)(9)*	Amendment No. 1 to Pharmaceutical Development Agreement, dated January 1, 2007, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS
10.15	(9)	License Agreement Amendment No. 1, dated September 12, 2007, by and between the Company, as successor to Radius Health, Inc., and SCRAS SAS
10.16	(8)(9)*	Amendment No. 2 to Pharmaceutical Development Agreement, dated January 1, 2009, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS
10.17	(8)(9)*	Amendment No. 3 to Pharmaceutical Development Agreement, dated June 16, 2010, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS
10.18	(8)(14)*	Amendment No. 4 to Pharmaceutical Development Agreement, entered into as of December 15, 2011, by and between the Company and Beaufour Ipsen Industrie S.A.S.
10.19	(10)	License Agreement Amendment No. 2, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS
10.20	(10)	Series A-1 Convertible Preferred Stock Issuance Agreement, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS
10.21	(9)	Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.
10.22	(8)(9)*	Work Order No. 2, dated January 15, 2010, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.
10.23	(8)(9)*	Amendment No. 3 to Work Order No.2, dated December 15, 2010, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.
10.24	(8)(15)*	Work Order No. 4, dated December 23, 2011, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.
10.25	(8)(9)*	Development and Clinical Supplies Agreement, dated June 19, 2009, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

Exhibit No.		Description
10.26	(8)(9)*	Amendment No. 1, dated December 31, 2009, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.
10.27	(8)(9)*	Amendment No. 2, dated September 16, 2010, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.
10.28	(8)(9)	Amendment No. 3, dated September 29, 2010, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.
10.29	(8)(9)*	Change Order Form—Amendment No. 5, dated February 4, 2011, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.
10.30	(8)(9)*	Amendment No. 4, dated March 2, 2011, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.
10.31	(8)(9)*	Change Order Form #6, dated June 20, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.32	(8)(9)*	Change Order Form #7, dated August 2, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.33	(8)(9)*	Change Order Form #8, dated July 28, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.34	(8)(9)*	Addendum to Change Order Form #8, dated August 16, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.35	(8)(9)*	Change Order Form #9, dated August 12, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.36	(8)(9)*	Change Order Form #10, dated October 3, 2011, to the 3M Development Agreement, by and between the Company and 3M
10.37	(8)(20)*	Change Order Form #12, dated February 23, 2012, to the 3M Development Agreement, by and between the Company and 3M
10.38	(8)(16)*	Change Order Form #13, dated May 1, 2012, to the 3M Development Agreement, by and between the Company and 3M
10.39	(24)**	Change Order Form #14, dated August 15, 2012, to the 3M Development Agreement, by and between the Company and 3M
10.40	(24)**	Change Order Form #15, dated July 16, 2012, to the 3M Development Agreement, by and between the Company and 3M
10.41	(26)**
Amendment No. 5, dated December 14, 2012 and effective as of November 30, 2012, to the 3M Development Agreement by and between the Company and 3M and Change Order Form #19, entered into on October 12, 2012, to the 3M Development Agreement
10.42	(8)(9)*	Laboratory Services and Confidentiality Agreement, dated March 31, 2004, by and between the Company, as successor to Nuvios, Inc., and Charles River Laboratories, Inc.

Exhibit No.		Description
10.43	(9)	First Amendment to Laboratory Services and Confidentiality Agreement, dated November 7, 2008, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories, Inc.
10.44	(8)(9)*	Letter of Payment Authorization, dated November 20, 2010, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories Preclinical Services Montréal Inc.
10.45	(8)(9)*	Letter of Payment Authorization, dated February 7, 2011, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories Preclinical Services Montréal Inc.
10.46	(28)*	Amended Letter of Payment Authorization, dated January 20, 2012, by and between the Company and Charles River Laboratories, Inc.
10.47	(28)*	Amended Letter of Payment Authorization, dated May 1, 2012, by and between the Company and Charles River Laboratories, Inc.
10.48	(28)*	Amended Letter of Payment Authorization, dated September 14, 2012, by and between the Company and Charles River Laboratories, Inc.
10.49	(24)*	Letter of Payment Authorization, dated September 24, 2012, by and between the Company and Charles River Laboratories, Inc.
10.50	(28)*	Letter of Payment Authorization, dated November 15, 2012, by and between the Company and Charles River Laboratories, Inc.
10.51	(8)(9)	License Agreement, dated June 29, 2006, by and between the Company, as successor to Radius Health, Inc., and Eisai Co., Ltd.
10.52	(10)	Series A-1 Purchase Agreement, dated April 25, 2011, by and among the Company, as successor to Radius Health, Inc., and the Investors listed therein, as amended
10.53	(17)	Amendment No. 1 to Series A-1 Convertible Preferred Stock Purchase Agreement, dated May 11, 2011
10.54	(1)	Redemption Agreement, by and between MPM Acquisition Corp. and MPM Asset Management LLC, dated April 25, 2011
10.55	(2)(3)	Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan, assumed in the Merger
10.56	(2)(3)	Radius Health, Inc. First Amendment to 2003 Long-Term Incentive Plan effective as of December 15, 2006, assumed in the Merger
10.57	(2)(3)	Radius Health, Inc. Second Amendment to 2003 Long-Term Incentive Plan effective as of March 28, 2008, assumed in the Merger
10.58	(2)(3)	Radius Health, Inc. Third Amendment to 2003 Long-Term Incentive Plan effective as of November 14, 2008, assumed in the Merger
10.59	(2)	Radius Health, Inc. 2003 Long-Term Incentive Plan Form of Stock Option Agreement
10.60	(2)(3)
Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 28, 2004, by and between the Company, as successor to Nuvios, Inc., and Richard Lyttle for Option No. 04-103

Exhibit No.		Description
10.61	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 07-08
10.62	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 08-09
10.63	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 08-14
10.64	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated February 15, 2006, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 06-07
10.65	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 07-07
10.66	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 08-05
10.67	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 08-10
10.68	(2)(3)
Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan Stock Option Agreement, dated December 16, 2003, by and between the Company, as successor to Nuvios, Inc., and Gary Hattersley for Option No. 03-001
10.69	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated February 15, 2006, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 06-02
10.70	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 07-06
10.71	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 08-08
10.72	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 08-13
10.73	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 07-09
10.74	(2)(3)
Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 08-06

Exhibit No.		Description
10.75	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 08-11
10.76	(3)(10)	Radius Health, Inc. 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 12, 2010, by and between the Company and Alan Auerbach for Option No. 10-01
10.77	(3)(10)	Radius Health, Inc. 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 12, 2010, by and between the Company and Alan Auerbach for Option No. 10-02
10.78	(4)	Radius Health, Inc. 2011 Equity Incentive Plan
10.79	(4)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement
10.80	(4)	Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement, dated November 7, 2011, by and between the Company and Kurt C. Graves for Option No. 11-01
10.81	(4)	Radius Health, Inc. 2011 Equity Incentive Plan Statutory Stock Option Agreement, dated November 7, 2011, by and between the Company and Kurt C. Graves for Option No. 11-02
10.82	(2)	Employment Letter Agreement, dated July 2, 2004, by and between the Company, as successor to Nuvios, Inc., and C. Richard Edmund Lyttle
10.83	(12)	Transition Agreement, dated December 1, 2011, by and between the Company and C. Richard Edmund Lyttle
10.84	(20)	First Amendment to Transition Agreement, dated February 29, 2012, by and between the Company and C. Richard Edmund Lyttle
10.85	(20)	Consulting Agreement, dated February 29, 2012, by and between the Company and C. Richard Edmund Lyttle
10.86	(2)	Employment Letter Agreement, November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Gary Hattersley
10.87	(2)	Employment Letter Agreement, dated January 30, 2006, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea
10.88	(2)	Employment Letter Agreement, dated November 15, 2006, by and between the Company, as successor to Radius Health, Inc., and B. Nicholas Harvey
10.89	(12)	Letter Agreement, dated December 1, 2011, by and between the Company and Michael S. Wyzga
10.90	(18)	Employment Letter Agreement, dated November 9, 2011, by and between the Company and Louis Brenner
10.91	(16)	Employment Letter Agreement, dated March 27, 2012, by and between the Company and Michael Franken
10.92	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Ansbert K. Gadicke

Exhibit No.		Description
10.93	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and C. Richard Edmund Lyttle
10.94	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Martin Münchbach
10.95	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Jonathan Fleming
10.96	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Kurt Graves
10.97	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Elizabeth Stoner
10.98	(2)	Indemnification Agreement, dated October 12, 2010, by and between the Company, as successor to Radius Health, Inc., and Alan Auerbach
10.99	(18)	Indemnification Agreement, dated December 5, 2011, by and between the Company and Michael S. Wyzga
10.100	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Michael Rosenblatt, M.D.
10.101	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Christopher Mirabelli
10.102	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Augustine Lawlor
10.103	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Edward Mascioli, M.D.
10.104	(7)	Consent to Sublease, dated January 14, 2011, by and among the Company, as successor to Radius Health, Inc., Sonos, Inc., and Broadway/Hampshire Associates Limited Partnership
10.105	(7)	Sublease, dated January 14, 2011, by and between the Company, as successor to Radius Health, Inc., and Sonos, Inc.
10.106	(2)	Amended and Restated Warrant to Purchase Common Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and SVB Financial Group
10.107	(2)(3)	Warrant to Purchase Series A-1 Convertible Preferred Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Leerink Swann LLC
10.108	(13)	Warrant to Purchase Series A-1 Convertible Preferred Stock issued by the Company to Leerink Swann LLC on November 18, 2011
10.109	(13)	Warrant to Purchase Series A-1 Convertible Preferred Stock issued by the Company to Leerink Swann LLC on December 14, 2011
10.110	(5)	Loan and Security Agreement, dated May 23, 2011, with General Electric Capital Corporation as agent and a lender, and Oxford Finance LLC as a lender

Exhibit No.		Description
10.111	(20)	First Amendment to Loan and Security Agreement, dated February 27, 2012, by and among the Company, General Electric Capital Corporation and Oxford Finance LLC
10.112	(21)	Third Amendment to Loan and Security Agreement, dated May 29, 2012, by and among the Company, General Electric Capital Corporation and Oxford Finance LLC
10.113	(5)	Promissory Note, dated May 23, 2011, issued by the Company to General Electric Capital Corporation in the principal amount of up to $12,500,000
10.114	(5)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $3,125,000
10.115	(5)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of up to $9,375,000
10.116	(11)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of up to $6,250,000
10.117	(5)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to GE Capital Equity Investments
10.118	(5)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to Oxford Finance LLC
10.119	(11)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated November 21, 2011, issued by the Company to GE Capital Equity Investments
10.120	(11)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated November 21, 2011, issued by the Company to Oxford Finance LLC
10.121	(21)	Warrant to Purchase Shares of Series A-1 Convertible preferred stock, dated May 29, 2012, issued by the Company to GE Capital Equity Investments
10.122	(21)	Warrant to Purchase Shares of Series A-1 Convertible preferred stock, dated May 29, 2012, issued by the Company to Oxford Finance LLC
10.123	(7)	Lease by and between Broadway Hampshire Associates Limited Partnership and Radius Health, Inc. 201 Broadway Cambridge, Massachusetts, dated July 15, 2011
23.1	(28)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	(28)	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(28)	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(28)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(28)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
101.INS	(28)	XBRL Instance Document
101.SCH	(28)	XBRL Taxonomy Extension Schema Document
101.CAL	(28)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	(28)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(28)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	(28)	XBRL Taxonomy Extension Definition Linkbase Document

*
Confidential treatment has been granted with respect to redacted portions of this exhibit.

**
Confidential treatment has been requested with respect to portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

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

(10)
Incorporated by reference to our Current Report on Form 8-K/A filed on November 7, 2011.

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

(16)
Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 4, 2012.

(17)
Incorporated by reference to our Registration Statement on Form S-1 filed on June 23, 2011.

(18)
Incorporated by reference to our Registration Statement on Form S-1 filed on February 6, 2012.

(19)
Incorporated by reference to our Current Report on Form 8-K filed on February 17, 2012.

(20)
Incorporated by reference to our Current Report on Form 8-K filed on February 29, 2012.

(21)
Incorporated by reference to our Current Report on Form 8-K filed on February 29, 2012.

(22)
Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2012.

(23)
Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2012.

(24)
Incorporated by reference to our Registration Statement on Form S-1/A filed on September 28, 2012.

(25)
Incorporated by reference to our Registration Statement on Form S-1/A filed on November 7, 2012.

(26)
Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2012.

(27)
Incorporated by reference to our Current Report on Form 8-K filed on February 26, 2013.

(28)
Filed herewith.