Form 10-Q
period 2013-03-31
Radius Health, Inc.
filed 2013-05-14
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 14, 2013: 867,204 shares

RADIUS HEALTH, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2013

ON FORM 10-Q

CURRENCY AND CONVERSIONS

In this report, references to “dollar” or “$” are to the legal currency of the United States, and references to “euro” or “€” are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of March 29, 2013, which was €1.00 = $1.2816. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

Trademarks appearing in this report are the property of their respective holders.

Item 1. Financial Statements—Unaudited

Radius Health, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$13,405	$18,653
Marketable securities	—	4,000
Prepaid expenses and other current assets	1,229	2,463
Total current assets	14,634	25,116
Property and equipment, net	123	139
Other assets	45	45
Total assets	$14,802	$25,300

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,437	$550
Accrued expenses and other current liabilities	16,626	8,740
Current portion of note payable, net of discount	8,923	7,800
Total current liabilities	26,986	17,090

Note payable, net of current portion and discount	10,026	13,005
Warrant liability	385	830
Other liabilities	15,388	24,387

Commitments and contingencies
Series A-1 Convertible Preferred Stock, $.0001 par value; 1,000,000 shares authorized, 939,612 shares issued and outstanding at March 31, 2013 and December 31, 2012	73,587	71,957
Series A-2 Convertible Preferred Stock, $.0001 par value; 983,213 shares authorized, 983,208 shares issued and outstanding at March 31, 2013 and December 31, 2012	88,420	86,714
Series A-3 Convertible Preferred Stock, $.0001 par value; 142,230 shares authorized, 142,227 shares issued and outstanding at March 31, 2013 and December 31, 2012	11,428	11,182
Series A-4 Convertible Preferred Stock, $.0001 par value; 4,000 shares authorized, 3,998 shares issued and outstanding at March 31, 2013 and December 31, 2012	271	271
Series A-5 Convertible Preferred Stock, $.0001 par value; 7,000 shares authorized, 6,443 shares issued and outstanding at March 31, 2013 and December 31, 2012	525	525
Series A-6 Convertible Preferred Stock, $.0001 par value; 800,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Stockholders’ deficit:
Common stock, $.0001 par value; 100,000,000 shares authorized, 867,204 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(212,214)	(200,661)
Total stockholders’ deficit	(212,214)	(200,661)
Total liabilities, convertible preferred stock and stockholders’ deficit	$14,802	$25,300

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2013	2012

OPERATING EXPENSES:
Research and development	$17,287	$9,867
General and administrative	1,578	2,112
Loss from operations	(18,865)	(11,979)
OTHER (EXPENSE) INCOME:
Other income (expense), net	11,256	(467)
Interest income	2	17
Interest expense	(698)	(443)
NET LOSS	$(8,305)	$(12,872)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss from available-for-sale securities	—	(1)
COMPREHENSIVE LOSS	$(8,305)	$(12,873)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 10):	$(11,887)	$(16,226)
LOSS PER SHARE:
Basic	$(13.71)	$(20.92)
Diluted	$(13.71)	$(20.92)

WEIGHTED AVERAGE SHARES:
Basic	867,204	775,590
Dilued	867,204	775,590

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited, in thousands except share amounts)

	Convertible Preferred Stock												Stockholders’ Deficit
	Series A-1		Series A-2		Series A-3		Series A-4		Series A-5		Series A-6		Common Stock		Additional Paid- In-Capital	Accumulated Deficit	Total Stockholders’ Defici
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2012	939,612	$71,957	983,208	$86,714	142,227	$11,182	3,998	$271	6,443	$525	—	$—	867,204	$—	$—	$(200,661)	$(200,661)
Net loss																(8,305)	(8,305)
Accretion of dividends on preferred stock		1,630		1,706		246									(334)	(3,248)	(3,582)
Stock-based compensation expense															334		334
Balance at March 31, 2013	939,612	$73,587	983,208	$88,420	142,227	$11,428	3,998	$271	6,443	$525	—	$—	867,204	$—	$—	$(212,214)	$(212,214)

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,305)	$(12,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	14
Amortization of premium (accretion of discount) on short-term investments, net	—	41
Stock-based compensation expense	334	425
Research and development expense settled in stock	3,570	2,578
Change in fair value of other current assets, warrant liability and other liability	(11,256)	465
Non-cash interest	113	92
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	942	(1,483)
Other long-term assets	—	18
Accounts payable	887	690
Accrued expenses and other current liabilities	6,423	(2,473)
Net cash used in operating activities	(7,279)	(12,505)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	56
Purchases of marketable securities	—	(1,730)
Sales and maturities of marketable securities	4,000	7,250
Net cash provided by investing activities	4,000	5,576
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	256
Payments on note payable	(1,969)	(469)
Net cash used in financing activities	(1,969)	(213)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,248)	(7,142)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,653	25,128
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,405	$17,986
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$508	$311
NON-CASH FINANCING ACTIVITIES:
Accretion of dividends on preferred stock	$3,582	$3,354

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Radius Health, Inc. (“Radius” or the “Company”), which was formerly known as MPM Acquisition Corp., is a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. The Company’s lead product candidate, currently in Phase 3 clinical development, is BA058-SC, a daily subcutaneous injection of novel synthetic peptide analog of human parathyroid hormone-related protein (“hPTHrP”) for the treatment of osteoporosis. The BA058-SC Phase 3 study began dosing patients in April 2011 and completed enrollment in March 2013. The Company is also developing BA058-TD, a short wear time, transdermal form of BA058 delivered using a microneedle technology from 3M Drug Delivery Systems (“3M”), for which the Company commenced a Phase 2 clinical study during the third quarter of 2012. The Phase 2 clinical study completed enrollment in January 2013.  The Company also has two other product candidates, RAD1901, a selective estrogen receptor modulator, in Phase 2 clinical development for the treatment of vasomotor symptoms (hot flashes) in women entering menopause, and RAD140, a selective androgen receptor modulator, currently in preclinical development as a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis.

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) entered into in April 2011 by and among the Company (a public-reporting, Form 10 shell company at the time), RHI Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company (“MergerCo”), and Radius Health, Inc., a privately-held Delaware corporation (“Former Operating Company”), MergerCo merged with and into the Former Operating Company, with the Former Operating Company remaining as the surviving entity and a wholly-owned subsidiary of the Company.  This transaction is herein referred to as the “Merger.” The Merger was effective as of May 17, 2011, upon the filing of a certificate of merger with the Delaware Secretary of State.  Following the Merger on May 17, 2011, the Company’s Board of Directors approved a transaction pursuant to which the Former Operating Company merged with and into the Company, leaving the Company as the surviving corporation (the Short-Form Merger”).  As part of the Short-Form Merger, the Company, then named MPM Acquisition Corp., changed its name to Radius Health, Inc. and assumed the operations of the Former Operating Company.

The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company’s product candidates, competition for its product candidates, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of March 31, 2013, the Company had an accumulated deficit of $212.2 million and believed that its cash and cash equivalents and marketable securities at March 31, 2013 were not sufficient to fund its operations beyond the end of May 2013. However, on April 23, 2013, the Company entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company may raise up to approximately $60.0 million through the issuance of (1) up to 980,000 shares of its Series B preferred stock (the “Series B Shares”) and (2) warrants to acquire up to 2,450,000 shares of its common stock with an exercise price of $6.142 per share.  On April 23, 2013, the Company consummated a first closing under the Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $43.0 million, it issued an aggregate of 700,098 Series B Shares and warrants to purchase up to a total of 1,750,248 shares of its common stock.  The Company intends to issue additional Series B Shares and warrants pursuant to the Purchase Agreement in May 2013. See note 12 for additional information regarding the issuance of the Series B Shares.

The Company believes that the aggregate proceeds from the first closing under the Purchase Agreement on April 23, 2013, together with its existing cash and cash equivalents and marketable securities will be sufficient to fund its operations through the end of 2013.  Accordingly, the Company expects to pursue additional financing opportunities to address its capital needs, including the completion of an additional private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical and clinical trials and obtain approval of any product candidates from the Federal Drug Administration or other regulatory authorities. In addition, the

Company could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue operations entirely.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation—The accompanying unaudited condensed financial statements and the related disclosures of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included.

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013. Subsequent events have been evaluated up to the date of issuance of these financials. For further information, refer to the financial statements and footnotes included in the Company’s audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2013.

Significant Accounting Policies—The significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012 related to accrued clinical expenses, research and development expenses, stock-based compensation and fair value measures. There were no changes to significant accounting policies during the three months ended March 31, 2013.

Recently Adopted Accounting Standards—In February 2013, FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company adopted ASU No. 2013-02 on January 1, 2013. Its adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

3. Marketable Securities

As of March 31, 2013, there are no available-for-sale marketable securities outstanding.

As of December 31, 2012, available-for-sale marketable securities consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized
	Value	Gains	Losses	Fair Value
Marketable securities:
Domestic corporate commercial paper	$4,000	—	—	$4,000
Total	$4,000	$—	$—	$4,000

There were no debt securities in an unrealized loss position as of December 31, 2012.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Research costs	$14,391	$6,558
Payroll and employee benefits	1,112	962
Professional fees	236	399
Vacation	128	129
Interest on notes payable	673	595
Other	86	97
Total accrued expenses and other current liabilties	$16,626	$8,740

5. Convertible Preferred Stock

The rights, preferences, and privileges of the Series A-1 convertible preferred stock (“Series A-1”), Series A-2 convertible preferred stock (“Series A-2”), Series A-3 convertible preferred stock (“Series A-3”), Series A-4 convertible preferred stock (“Series A-4”), Series A-5 convertible preferred stock (“Series A-5”) and Series A-6 convertible preferred stock (“Series A-6”) (collectively, “Preferred Stock”) as of March 31, 2013, are set forth below.

Conversion—Each holder of Preferred Stock has the right, at their option at any time, to convert any such shares of Preferred Stock into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $81.42 by the conversion price (“Optional Conversion”). The conversion price of the Preferred Stock as of March 31, 2013 was $8.142 per share (the “Conversion Price”), which represents a conversion ratio of one share of Preferred Stock into ten shares of common stock. Upon the Optional Conversion, the holder of the converted Preferred Stock is entitled to payment of all accrued, whether or not declared, but unpaid dividends in shares of the common stock of the Company at the then effective Conversion Price of shares of Preferred Stock.

Each share of the Preferred Stock is automatically convertible into fully paid and non-assessable shares of common stock at the applicable Conversion Price in effect upon (1) a vote of the holders of at least 70% of the outstanding shares of Series A-1, Series A-2 and Series A-3 to convert all shares of Preferred Stock or (2) the common stock becoming listed for trading on a national stock exchange (“Special Mandatory Conversion”). Upon a Special Mandatory Conversion, all accrued, whether or not declared, but unpaid dividends shall be paid in cash or shares of common stock (calculated based on the then effective conversion price of the Series A-1) at the discretion of the Company’s Board of Directors.

Redemption— Unless redemption is waived by a requisite stockholder vote or consent, the shares of Preferred Stock are automatically redeemable upon an event of sale of the Company.  The shares of Preferred Stock are not redeemable at the option of the holder.

Dividends—Holders of shares of Series A-1 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-1. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock as described above. The holders of shares of Series A-1 are also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series A-1, holders of Series A-2 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-2. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock as described above. The holders of shares of Series A-2 are also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series A-1 and Series A-2, holders of Series A-3 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-3. Dividends are payable, as accrued, upon liquidation, event of sale and conversion to common stock as described above. The holders of shares of Series A-3 are also entitled to dividends declared or paid on any shares of common stock.

Without regard to the payment of required dividends to the holders of Series A-1, Series A-2 and Series A-3, holders of Series A-5 are entitled to receive the Series A-5 Special Accruing Dividend (as defined in the Company’s certificate of incorporation) paid in shares of Series A-6 as described in note 8. Dividends are payable, as accrued, upon liquidation, event of sale and conversion to common stock as described above. The holders of shares of Series A-5 are also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series A-1, Series A-2, Series A-3 and Series A-5, holders of Series A-4 and Series A-6 are entitled to receive, when, if and as declared by the Board of Directors, dividends on any shares of Series A-4 Stock or Series A-6 Stock, as the case may be, out of funds legally available for that purpose, at a rate to be determined by the Board of Directors if and when they may so declare any dividend on the Series A-4 Stock or A-6 Stock, as the case may be. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock as described above. The holders of shares of Series A-4 and Series A-6 are also entitled to dividends declared or paid on any shares of common stock.

Dividends on the Preferred Stock are payable, at the sole discretion of the Board of Directors, in cash or in shares of the Company’s common stock at the current market price of shares of common stock, when and if declared by the Board of Directors and upon liquidation or an event of sale.  All accrued but unpaid dividends on Preferred Stock, will be paid in cash or shares of common stock, at the then effective Conversion Price of shares of Preferred Stock, upon a Special Mandatory Conversion (as defined in the Company’s certificate of incorporation). Upon Optional Conversion, dividends are payable in shares of the common stock at the then effective conversion price of shares of Preferred Stock.

As of March 31, 2013, the Company has accrued dividends of $9.9 million, $12.4 million and $1.8 million on Series A-1, A-2 and A-3, respectively.

Voting—The holders of Preferred Stock are entitled to vote together with the holders of the common stock as one class on an as-if converted basis.

In addition, as long as the shares of Series A-1 are outstanding, the holders of Series A-1, voting as a separate class, have the right to elect two members of the Company’s Board of Directors.

Liquidation—The shares of Series A-1 rank senior to all other classes of Preferred Stock. Series A-2 ranks junior to Series A-1 and senior to Series A-3, Series A-4, Series A-5 and Series A-6. Series A-3, Series A-5 and Series A-6 rank equally but junior to Series A-1 and Series A-2 and senior to Series A-4. Series A-4 ranks senior to the Company’s common stock.

In the event of a liquidation, dissolution, or winding-up of the Company, the holders of Series A-1 are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series A-1 shall consist of the original issuance price of $81.42, plus all accrued but unpaid dividends. After the distribution to the holders of Series A-1, the holders of Series A-2, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid dividends. After the distribution to the holders Series A-1 and Series A-2, the holders of Series A-3, Series A-5 and Series A-6, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid or declared and unpaid dividends, as appropriate. After the distribution to the holders Series A-1, Series A-2, Series A-3, Series A-5 and Series A-6, the holders of Series A-4 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any declared and unpaid dividends. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-1, the assets will be distributed ratably among the holders of Series A-1 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-2, the assets will be distributed ratably among the holders of Series A-2 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-3, Series A-5 and Series A-6, the assets will be distributed ratably among the holders of Series A-3, Series A-5 and Series A-6 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-4, the assets will be distributed ratably among the holders of Series A-4 in proportion to their aggregate liquidation preference amounts. After all liquidation preference payments have been made to the holders of the Preferred Stock, the holders of the Preferred Stock shall participate in the distribution of the remaining assets with the holders of the Company’s common stock on an as-if converted basis.

In the event of, and simultaneously with, the closing of an event of sale of the Company (as defined in the Company’s Amended Certificate of Incorporation), the Company shall redeem all of the shares of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 then outstanding at the Special Liquidation Price, as defined. If the event of sale involves consideration other than cash, the Special Liquidation Price may be paid with such consideration having a value equal to the Special Liquidation Price. The Special Liquidation Price shall be equal to an amount per share, which would be received by each holder of the Preferred Stock if, in connection with the event of sale, all the consideration paid in exchange for the assets or the shares of capital stock of the Company was actually paid to and received by the Company, and the Company was immediately liquidated thereafter and its assets distributed pursuant to the liquidation terms above.

6. Fair Value Measurements

The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Below are the three levels of inputs that may be used to measure fair value:

•                            Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•                            Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                            Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed balance sheets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Stock asset (1)	$—	$—	$116	$116
	$—	$—	$116	$116

Liabilities
Warrant liability (1)	$—	$—	$385	$385
Other liability (1)	—	—	15,388	15,388
Stock liability (1)			1,712	1,712
	$—	$—	$17,485	$17,485

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities:
Domestic corporate commercial paper (2)	$—	$4,000	$—	$4,000
Stock asset (1)	—	—	407	407
	$—	$4,000	$407	$4,407

Liabilities
Warrant liability (1)	$—	$—	$830	$830
Other liability (1)	—	—	24,387	24,387
Stock liability (1)			245	245
	$—	$—	$25,462	$25,462

(1)                     Fair value is determined using the probability-weighted expected return model (“PWERM”), as discussed below.  Changes in the fair value of the Level 3 assets and liabilities are recorded as other income (expense) in the condensed statement of operations.

(2)                     Fair value is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.  Inputs are obtained from various sources, including market participants, dealers and brokers.

The stock asset represents the prepaid balance of the research and development expense related to the stock dividends to be issued to Nordic Bioscience Clinical Development VII A/S (“Nordic”) in shares of Series A-6 (or in shares of common stock if the Company lists its common stock on a national exchange) which is being recognized ratably over the estimated per patient treatment period under Work Statement NB-2 and Work Statement NB-3 (see note 8). The stock liability represents the accrued balance of the research and development expense related to the stock dividends to be issued to Nordic in shares of Series A-6 (or in shares of common stock if the Company lists its common stock on a national exchange) which is being recognized ratably over the estimated per patient treatment period under Work Statement NB-1 (see note 8).

The fair value of the stock asset and stock liability are based upon the fair value of the Series A-6 as determined using PWERM, which considers the value of the Company’s Preferred Stock and common stock based upon an analysis of the future values for equity assuming various future outcomes. Accordingly, share value is based upon the probability weighted present value of expected future net cash flows, considering each of the possible future events, discount rate as determined using the capital asset pricing model, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity.  Accordingly, the valuation of the Company’s stock asset and stock liability is determined using Level 3 inputs.

The warrant liability represents the liability for the warrants issued to the placement agent in connection with the Series A-1 financing, and to the lenders in connection with the Company’s Loan and Security Agreement executed with Oxford Finance LLC and General Electric Capital Corporation in May 2011. The warrant liability is calculated using the Black-Scholes option pricing method. This method of valuation includes using inputs such as the fair value of the Company’s Preferred Stock, historical volatility, the term of the warrant and risk free interest rates. The fair value of the Company’s shares of common stock and Preferred Stock was estimated using PWERM, as described above. Accordingly, the valuation of the warrant liability is determined using Level 3 inputs.

The other liability represents the liability to issue shares of Series A-6 to Nordic for services rendered in connection with Work Statement NB-1, Work Statement NB-2 and Work Statement NB-3. The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of the Company’s Series A-6 at each reporting date. The estimated fair value of the Series A-6 is determined using PWERM, as described above. Accordingly, the valuation of the other liability is determined using Level 3 inputs.

As noted above, the Company’s Level 3 fair value measurements, related to its stock asset, stock liability, warrant liability and other liability are based upon the fair value of the Company’s Preferred Stock. The following table provides quantitative information about the fair value measurement of the Company’s Preferred Stock, including significant unobservable inputs:

Instrument	Valuation Technique	Unobservable Input	Estimate
Preferred Stock	PWERM	• Time until future exit event (years)	• 1.3 — 2.3

		• Probability of BA058 coming to market	• 60% — 70%

		• Discount rate	• 30% — 40%

		• Long-term revenue growth rate (1)	• 2% — 117%

		• Long-term revenue growth rate (2)	• 8% — 63%

		• Long-term pre-tax operating margin (3)	• 13% — 79%

		• Long-term pre-tax operating margin (4)	• 28% — 73%

		• Discount for lack of marketability	• 17% — 51%

	Market Comparable Companies	• Revenue multiple (5)	• 3.3 — 7.2

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

As of March 31, 2013, the stock dividend asset, warrant liability, other liability and stock liability have fair values of $0.1 million, $0.4 million, $15.4 million and $1.7 million, respectively. Changes in the significant unobservable inputs used in the fair value measurements of the Company’s Preferred Stock in isolation would result in a significantly different fair value measurement of the stock asset, stock liability, warrant liability and other liability. Generally, a change in the assumption used for the probability of successful development is accompanied by a directionally similar change in the assumption used for the long-term revenue growth rate and long-term pre-tax operating margin and estimated fair value measurement of the Company’s Preferred Stock.

The following table provides a roll-forward of the fair value of the assets, where fair value is determined using Level 3 inputs (in thousands):

Balance at December 31, 2012	$407
Expense recognized	(190)
Additions	86
Change in fair value	(187)
Balance at March 31, 2013	$116

The following table provides a roll-forward of the fair value of the liabilities, where fair value is determined using Level 3 inputs (in thousands):

Balance at December 31, 2012	$25,462
Additions	3,466
Change in fair value	(11,443)
Balance at March 31, 2013	$17,485

Additions represent the value of the asset or liability for additional accrued shares of stock issuable to Nordic for services rendered in connection with the Company’s Phase 3 clinical study of BA058-SC and Phase 2 clinical study of BA058-TD (see note 8).

The fair value of the Company’s notes payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s notes payable approximates fair value because the Company’s interest rate is near current market rates. The fair value of the Company’s notes payable was determined using Level 3 inputs.

7. License Agreements

On September 27, 2005, the Company entered into a license agreement (the “Ipsen Agreement”), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, “Ipsen”). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. With respect to France, if Ipsen exercises its co-marketing and co-promotion rights, then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay Radius a mid-single digit royalty on Ipsen’s allocable portion of aggregate revenue from the sale of products by both parties in France. BA058 (the Company’s bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $250,000 to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments in the range of €10.0 million to €36.0 million ($12.8 million to $46.1 million) to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or its sub-licensees on a country-by-country basis until the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof, whichever is longer.

If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if the Company or its sub-licensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, it will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the last to expire of its patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country, whichever is longer. In connection with the Ipsen Agreement, the Company recorded less than $0.1 million and approximately $0.3 million in costs during the three months ended March 31, 2013 and 2012, respectively, which were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

8. Research Agreements

BA058-SC Phase 3 Clinical Study—On March 29, 2011, the Company and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the “Work Statement NB-1”) under such Clinical Trial Services Agreement and a related Stock Issuance Agreement, as amended to date (the “Stock Issuance Agreement”). Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical study (the “Phase 3 Clinical Study”) of BA058-SC and Nordic is being compensated for such services in a combination of cash and shares of stock.

In December 2011, the Company entered into an amendment to the Work Statement NB-1(the “First Amendment”). Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the study will be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by the Company to Nordic under the First Amendment are denominated in both euros and U.S. dollars and total up to €717,700 ($919,804) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to €1.2 million ($1.5 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, the Company entered into a second amendment to the Work Statement NB-1(the “Second Amendment”). Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services to be provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($15,304) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by the Company to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total €3.7 million ($4.7 million) and $205,540, respectively.

Pursuant to the Work Statement NB-1, the Company is required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($52.7 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Study.

Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €371,864 of Series A-5 Preferred Stock of the Former Operating Company at $8.142 per share, and the Former Operating Company sold 64,430 shares of its Series A-5 Preferred Stock to Nordic on May 17, 2011 for proceeds of $525,154 to the Former Operating Company. These shares were exchanged in the Merger for an aggregate of 6,443 shares of the Company’s Series A-5.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6 or shares of common stock if the Company’s Preferred Stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36.8 million ($47.2 million), or the Nordic Accruing Dividend. In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company’s amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

The Nordic Accruing Dividend is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Study. On the last business day of each calendar quarter (each, an “Accrual Date”), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 (or common stock, after the conversion of the Company’s Preferred Stock into common stock) to Nordic that is referred to as the Applicable Quarterly Amount and is equal to €36.8 million ($47.2 million) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by the number of calendar quarters it will take to complete the Phase 3 Clinical Study. To calculate the aggregate number of shares due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million ($47.2 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. The Company then calculates the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number.  Such shares due to Nordic will be issued when declared or paid by the Company’s Board of Directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of March 31, 2013, 341,479 shares of Series A-6 were due to Nordic, or, after the automatic conversion into common stock of the Company’s Preferred Stock, 3,414,790 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in the Company’s condensed balance sheet. As of March 31, 2013, the fair value of the liability is $14.3 million based upon the fair value of the Series A-6 as determined using PWERM (see note 6). Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the condensed statement of operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Study, or a twenty-month period. The Company recorded $9.1 million and $4.9 million of research and development expense during the three months ended March 31, 2013 and 2012, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study.

As of March 31, 2013, in addition to the $14.3 million liability that is reflected in other liabilities on the condensed balance sheet for the Nordic Accruing Dividend, as noted above, the Company has (1) a liability of $1.7 million reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic, which are payable in the form of a stock dividend and (2) a liability of $9.6 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

BA058-SC Phase 3 Clinical Extension Study— In February 2013, the Company entered into a Work Statement NB-3 (the “Work Statement NB-3”) under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month BA058-SC Phase 3 Clinical Study (the “Extension Study”) and will be compensated for such services in a combination of cash and shares of stock.  Under the terms of a Letter of Intent that the Company entered into with Nordic on October 22, 2012 setting forth the parties’ obligations to negotiate in good faith to enter into Work Statement NB-3, the Company was required to make an initial payment of €806,468 ($1.0 million) in respect of services performed by Nordic for the Extension Study.

Payments in cash to be made to Nordic under the Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €4.5 million ($5.8 million) and $579,495, respectively. In addition, the Company will issue to Nordic, shares of the Company’s Series A-6 having a value of up to €4.5 million ($5.8 million) and $0.3 million, as additional payment for services to be provided under the Work Statement NB-3 and the Services Agreement.

The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic is entitled to receive quarterly stock dividends in connection with services performed under the Work Statement NB-3, payable in shares of Series A-6 or shares of common stock if the Company’s Preferred Stock has been automatically converted into common stock in accordance with its amended certificate of incorporation, having an aggregate value of up to €4.5 million ($5.8 million) and $0.3 million. In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company’s amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

The Nordic Accruing Dividend related to the Extension Study is determined based upon the estimated period that will be required to complete the Extension Study. On each Accrual Date, beginning with the quarter ended March 31, 2013, the Company will recognize a liability to issue shares of Series A-6 to Nordic that is referred to as the Applicable Quarterly Amount and is equal to €4.5 million ($5.8 million) and $0.3 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Extension Study divided by the number of calendar quarters it will take to complete the Extension Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company’s board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of March 31, 2013, 6,443 shares of Series A-6 are due to Nordic in connection with the Extension Study, or after the automatic conversion into common stock of the Company’s Preferred Stock, 64,430 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in the Company’s condensed balance sheet. As of March 31,

2013, the fair value of the liability is $0.3 million based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the condensed statement of operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-3 ratably over the estimated per patient treatment period beginning upon enrollment in the Extension Study, or a nine-month period. The Company recorded $0.5 million of research and development expense during the three months ended March 31, 2013 for per patient costs incurred for patients that had enrolled in the Extension Study.

As of March 31, 2013, in addition to the $0.3 million liability that is reflected in other liabilities on the condensed balance sheet that will be settled in shares of stock, as noted above, the Company has (1) an asset of $0.1 million reflected in prepaid expenses and other current assets on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend and (2) a liability of $0.3 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

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

In February 2013, the Company executed the final Work Statement NB-2 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-2, Nordic will provide clinical trial services relating to the Phase 2 Clinical Study and will be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by the Company to Nordic under the Work Statement NB-2 are denominated in both euros and U.S. dollars and total up to €3.6 million ($4.6 million) and $257,853, respectively. In addition, the Company will issue to Nordic shares of its Series A-6 stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Services Agreement.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends in connection with services performed under Work Statement NB-2, payable in shares of Series A-6, or shares of common stock if the Company’s preferred stock has been automatically converted in accordance with its amended certificate of incorporation.  In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company’s amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

The Nordic Accruing Dividend related to the Phase 2 Clinical Study is determined based upon the estimated period that will be required to complete the Phase 2 Clinical Study. On each Accrual Date, beginning with the quarter ended December 31, 2012, the Company will recognize a liability to issue shares of Series A-6 to Nordic that is referred to as the Applicable Quarterly Amount and is equal to $2.9 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Phase 2 Clinical Study divided by the number of calendar quarters it will take to complete the Phase 2 Clinical Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company’s board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of March 31, 2013, 19,329 shares of Series A-6 are due to Nordic in connection with the Phase 2 Clinical Study, or after the automatic conversion into common stock of the Company’s Preferred Stock, 193,290 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in the Company’s condensed balance sheet. As of March 31, 2013, the fair value of the liability is $0.8 million based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the condensed statement of operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Study, or a nine-month period. The Company recorded $1.7 million of research and development expense during the three months ended March 31, 2013 for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Study.

As of March 31, 2013, in addition to the $0.8 million liability that is reflected in other liabilities on the condensed balance sheet that will be settled in shares of stock, as noted above, the Company has (1) an asset of less than $0.1 million reflected in prepaid expenses and other current assets on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend and (2) a liability of $0.3 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

The Company is also responsible for certain pass through costs in connection with the Phase 3 Clinical Study, Extension Study and Phase 2 Clinical Study. Pass through costs are expensed as incurred or upon delivery. The Company recognized research and development expense of $1.1 million and $1.3 million for pass through costs during the three months ended March 31, 2013 and 2012, respectively.

9. Stock-Based Compensation

A summary of stock option activity during the three months ended March 31, 2013 is as follows (in thousands, except for per share amounts):

		Weighted-
		Average	Weighted-
		Exercise	Average
		Price (in	Contractual	Aggregate
		dollars per	Life (In	Intrinsic
	Shares	share)	Years)	Value
Options outstanding at December 31, 2012	3,899	$3.10
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at March 31, 2013	3,899	$3.10	7.82	$1,340
Options exercisable at March 31, 2013	1,884	$2.46	6.90	$1,262
Options vested or expected to vest at March 31, 2013	3,741	$3.07	7.78	$1,337

The total grant-date fair value of stock options that vested during the three months ended March 31, 2013 was approximately $0.5 million.

As of March 31, 2013, there was approximately $3.9 million of total unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately two years.

10. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share numbers):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(8,305)	$(12,872)
Accretion of Preferred Stock	(3,582)	(3,354)
Loss attributable to common stockholders - basic and diluted	$(11,887)	$(16,226)

Denominator:
Weighted-average number of common shares used in (loss) earnings per share - basic and diluted	867,204	775,590

(Loss) earnings per share - basic and diluted	$(13.71)	$(20.92)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three months ended March 31, 2013 and 2012, all Preferred Stock, options to purchase common stock and warrants outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three Months Ended March 31,
	2013	2012
Convertible preferred stock	11,078,154	4,196,849
Options to purchase common stock	3,899,148	3,817,046
Warrants	15,000	8,860

11. Commitments and Contingencies

The Company may be exposed to certain claims or assessments in the ordinary course of business. In the opinion of management, the outcome of these matters is not likely to have any material effect on the financial position, results of operations, or cash flows of the Company.

12. Subsequent Event

On April 23, 2013, the Company entered into the Purchase Agreement, pursuant to which the Company may raise up to approximately $60.0 million through the issuance of (1) up to 980,000 Series B Shares, par value $.0001 per share, and (2) warrants to acquire up to 2,450,000 shares of its common stock, at an exercise price of $6.142 per share.

Shares of the Company’s Series B convertible preferred stock (the “Series B”) are convertible, in whole or in part, at the option of the holder at any time into shares of common stock, on a ten-for-one basis at an initial effective conversion price of $6.142 per share.  Holders of shares of Series B are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series B. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, including upon mandatory conversion of the Series B upon the Company’s common stock becoming listed for trading on a national stock exchange. The holders of shares of Series B are also entitled to dividends declared or paid on any shares of common stock.

The Series B Shares rank senior in payment to any other dividends payable on any and all series of Preferred Stock and upon liquidation, or an event of sale, each share of Series B shall rank equally with each other share of Series B, senior to all shares of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 and senior to all shares of common stock.  In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series B are entitled to be paid first out of the assets available for distribution, before any payment is made to the

Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series B shall consist of two (2) times the original issuance price of $61.42, plus all accrued but unpaid dividends.

On April 23, 2013, the Company consummated a first closing under the Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $43.0 million, it issued an aggregate of 700,098 Series B Shares and warrants to purchase up to a total of 1,750,248 shares of its common stock.

Each share of Series B has the right to that number of votes per share as is equal to the number shares of common stock into which such share of Series B is then convertible.

The warrants issuable pursuant to the Purchase Agreement are exercisable at any time prior to April 23, 2018.

The issuance on April 23, 2013 of the Series B Shares and accompanying warrants at the initial closing under the Purchase Agreement resulted in an adjustment to the Conversion Price of the Series A-1, Series A-2 and Series A-3 (the “Anti-Dilution Adjustment”).  As a result of the Anti-Dilution Adjustment, the effective conversion price of each share of Series A-1, Series A-2 and Series A-3 was reduced from $8.142 to $7.629.  Accordingly, each share of Series A-1, Series A-2 and Series A-3 is currently convertible into 10.672 shares of Common Stock.

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, our ability to attract and retain customers, our development activities and those factors we discuss in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 15, 2013 under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risk factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes set forth in this report. Unless the context otherwise requires, “we,” “our,” “us” and similar expressions used in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section refer to Radius Health, Inc., a Delaware corporation, or Radius.

Overview

We are a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. We have three product candidates in development, the most advanced of which is BA058. We began dosing subjects in a pivotal Phase 3 clinical study of BA058-SC for the prevention of fractures in women suffering from osteoporosis in April 2011 and completed enrollment in March 2013. We are also developing BA058-TD, a short wear time, transdermal form of BA058 that is based on a microneedle patch technology from 3M. We believe that BA058-TD may eliminate the need for injections and lead to better treatment compliance for patients. We began dosing subjects in a Phase 2 clinical study of BA058-TD in the third quarter of 2012 and completed enrollment in January 2013. Our second clinical-stage product candidate is RAD1901, which has completed an initial Phase 2 clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. Our third product candidate, RAD140, is in preclinical development and is a potential treatment for age-related muscle loss, frailty, weight loss associated with cancer cachexia and osteoporosis.

We currently have no product revenues and believed as of March 31, 2013 that our existing resources would not be sufficient to fund our planned operations beyond the end of May 2013. However, on April 23, 2013, we entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement, or the Purchase Agreement, pursuant to which we may raise up to approximately $60.0 million through the issuance of (1) up to 980,000 shares of our Series B preferred stock, or the Series B Shares, and (2) warrants to acquire up to 2,450,000 shares of its common stock, with an exercise price of $6.142 per share.  On April 23, 2013, we consummated a first closing under the Purchase Agreement, whereby, in exchange for aggregate proceeds to us of approximately $43.0 million, we issued an aggregate of 700,098 Series B Shares and warrants to purchase up to a total of 1,750,248 shares of our common stock.  We intend to issue additional Series B Shares and warrants pursuant to the Purchase Agreement, in May 2013. See note 12 to the condensed financial statements for additional information regarding the issuance of the Series B Shares.

We believe that the aggregate proceeds from the first closing under the Purchase Agreement on April 23, 2013, together with our existing cash and cash equivalents and marketable securities will be sufficient to fund our operations through the end of 2013.  Accordingly, we plan to pursue additional financing opportunities to address our capital needs, including the completion of an additional private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the Federal Drug Administration, or the FDA, and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely.

BA058 is a novel synthetic peptide analog of human parathyroid hormone-related protein, or hPTHrP, we are developing as a bone anabolic treatment for osteoporosis. hPTHrP is a critical cytokine for the regulation of bone formation, able to rebuild bone with low associated risk of inducing hypercalcemia as a side effect. In August 2009, we announced positive Phase 2 data that showed BA058-SC produced faster and greater bone mineral density, or BMD, increases at the spine and the hip after six months and 12 months of treatment than did Forteo, which was a comparator in our study. Key findings were that the highest dose of BA058 tested of 80 µ g increased mean lumbar spine BMD at six months and 12 months by 6.7% and 12.9% compared to the increases seen with Forteo trial arms of 5.5% and 8.6%, respectively. BA058 also produced increases in mean femoral neck BMD at the hip at six months and 12 months of 3.1% and 4.1% compared to increases for Forteo of 1.1% and 2.2%, respectively. We believe there is a strong correlation between an increased level of BMD and a reduction in the risk of fracture for patients with osteoporosis. BA058 was generally safe and well tolerated in this study, with adverse events similar between BA058, placebo and Forteo groups. In addition, the occurrence of hypercalcemia as a side effect for the 80 µg dose of BA058 was half that seen with Forteo. In April 2011, we began the dosing of subjects in a pivotal Phase 3 clinical study managed by Nordic Bioscience Clinical Development VII A/S, or Nordic, and expect to report top-line 18-month data from this study in the fourth quarter of 2014. We designed this Phase 3 study to enroll a total of 2,400 patients to be randomized equally to receive daily doses of one of the following: 80 micrograms (µg) of BA058, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. We plan to file the New Drug Application, or NDA, with the 18-month fracture data and supplementally provide the 24-month fracture data, when available. The study is powered to show that BA058 is superior to placebo for prevention of vertebral fracture. The study is also powered to show that BA058 is superior to Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient’s blood is above normal.

Our efforts and resources are focused primarily on developing BA058 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any revenue from product sales unless and until we receive approval for BA058-SC from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen delays during the course of developing BA058, we do not expect to complete development and file the NDA, submission for BA058-SC until approximately mid-2015 and/or BA058-TD until approximately mid-2017. Accordingly, our success depends not only on the safety and efficacy of BA058, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval. Our ability to raise this additional financing will depend on our ability to execute on the BA058 development plan, manage and coordinate on a cost-effective basis all the required components of the NDA submission for BA058-SC and scale-up BA058-SC and BA058-TD manufacturing capacity, as well as the overall capital market conditions for companies with limited operating histories.

In addition, we currently have no sales, marketing or distribution capabilities and thus our ability to market BA058 will depend in part on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators’ strategic interest in the products under development and such collaborators’ ability to successfully market and sell any such products. Our ability to secure collaborators for BA058 will depend on the strength of our clinical data. However, we believe that there are certain favorable trends that will interest third parties to collaborate on BA058, including increasing prevalence of osteoporosis due to an increase in the elderly population in most developed countries, increased availability and reimbursement of diagnostic facilities, growing physician and patient awareness regarding the importance of treating osteoporosis, and concerns regarding the long-term safety profiles of the bisphosphonates prompting physicians to be interested in new therapies for osteoporosis. We are also evaluating strategic alternatives with respect to collaborating with third parties for the future development of RAD1901 and

RAD140. Our ability to further develop these product candidates will be dependent upon the outcome of our collaboration strategy and our ability to address our liquidity requirements.

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

None of the research and development expenses in relation to our product candidates are currently borne by third parties. Our lead product candidate is BA058 and it represents the largest portion of our research and development expenses for our product candidates. We began tracking program expenses for BA058-SC in 2005, and program expenses from inception to March 31, 2013 were approximately $110.0 million. We began tracking program expenses for BA058-TD in 2007, and program expenses from inception to March 31, 2013 were approximately $22.5 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to March 31, 2013 were approximately $15.5 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to March 31, 2013 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs. Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

We expect that future development costs related to the BA058-SC and BA058-TD programs will increase through possible marketing approval in the United States for BA058-SC in mid-2016 and for BA058-TD in mid-2018. For BA058-SC, we estimate that future development costs may exceed $106.0 million, including $74.0 million for clinical costs, $23.0 million for license and milestone payments and NDA filing fees, $4.0 million for preclinical costs and $5.0 million for manufacturing costs. For BA058-TD, we estimate that future development costs may exceed $38.0 million, including $26.0 million for clinical costs, $10.0 million for manufacturing costs, $2.0 million for preclinical costs and NDA filing fees. As a portion of the development costs for BA058-SC and BA058-TD are to be settled in shares of our series A-6 convertible preferred stock, the amount of future development costs will be affected by changes in the fair value of the series A-6 convertible preferred stock (see notes 6 and 8 to the condensed quarterly financial statements for the three months ended March 31, 2013).

We expect to finance the future development costs of BA058 with our existing cash and cash equivalents and marketable securities and future offerings of our common stock or preferred stock. In addition, our current strategy is to collaborate with third parties for the further development and commercialization of RAD1901 and RAD140. Therefore, we do not expect that we will incur substantial future costs for these programs because we expect these costs to be borne by third parties. Our ability to further develop these product candidates will be dependent upon our ability to secure third-party collaborators, and it is not possible to project the future development costs for RAD1901 and RAD140 or possible marketing approval timeline at this time.

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

The successful development of BA058-SC and BA058-TD is subject to numerous risks and uncertainties associated with developing drugs, including the variables listed below. A change in the outcome of any of these variables with respect to the development of any of our product candidates could mean a significant change in the cost and timing associated with the development of that product candidate.

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

In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-months of fracture data is necessary for approval of new products for the treatment of postmenopausal osteoporosis, and our ongoing BA058-SC pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the agency, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the BA058 80 µg and placebo groups in our Phase 3 clinical study that will receive an approved alendronate (generic Fosamax®) therapy for osteoporosis management. We plan to file the NDA with the 18-month fracture data and supplementally provide the 24-month fracture data, when available. We cannot be certain that the FDA will not change this approval policy again, or adopt other approval policies or regulations that adversely affect any NDA that we may submit.

The following table sets forth our research and development expenses related to BA058-SC, BA058-TD, RAD1901 and RAD140 for the three month ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012

BA058-SC	$12,036	$7,674
BA058-TD	4,423	1,146
RAD1901	—	—
RAD140	—	18

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expense for executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, including costs of maintaining our intellectual property portfolio, and other corporate expenses. We expect our general and administrative expenses to increase as a result of higher costs associated with being a public company and any listing of our securities on a national securities exchange.

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

Interest expense reflects interest due under our loan and security agreement, or the Credit Facility, entered into on May 23, 2011 with General Electric Capital Corporation, or GECC, as agent and lender, and Oxford Finance, as a lender. We drew $12.5 million under an initial and second term loan during the year ended December 31, 2011 and an additional $12.5 million under a third term loan during the year ended December 31, 2012. In connection with the funding of the term loans, we issued warrants to purchase up to 12,280 shares of our series A-1 convertible preferred stock at an exercise price of $81.42 per share, which exercise price, as a result of an anti-dilution adjustment effected in connection with our issuance on April 23, 2013 of the Series B Shares and warrants pursuant to the Purchase Agreement, has been reduced to $76.29.

Other Income (Expense)

For the three months ended March 31, 2013 and 2012, other income (expense) primarily reflects changes in the fair value of the series A-6 convertible preferred stock liability from the date of the initial accrual to the reporting date as discussed in note 6 to our condensed quarterly financial statements for the three months ended March 31, 2013.

Accretion of Preferred Stock

Accretion of preferred stock reflects the accretion on our series A-1, A-2 and A-3 convertible preferred stock.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We evaluate our policies and estimates on an ongoing basis, including those related to accrued clinical expenses, research and development expenses, stock-based compensation and fair value measures, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. Management bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2013. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012 (in thousands, except percentages)

	Three Months Ended
	March 31,		Change
	2013	2012	$	%

Operating expenses:
Research and development	$17,287	$9,867	$7,420	75%
General and administrative	1,578	2,112	(534)	(25)%
Loss from operations	(18,865)	(11,979)	6,886	57%
Other (expense) income:
Other income (expense), net	11,256	(467)	11,723	2510%
Interest (expense) income, net	(696)	(426)	270	63%
Net Loss	$(8,305)	$(12,872)	$(4,567)	(35)%

Research and development expenses—For the three months ended March 31, 2013, research and development expense was $17.3 million compared to $9.9 million for the three months ended March 31, 2012, an increase of $7.4 million, or 75%. For the three months ended March 31, 2013, we incurred professional contract services associated with the development of BA058-SC and BA058-TD of $16.5 million, compared to $8.8 million for the three months ended March 31, 2012. This increase was primarily the result of additional expenses incurred for the enrollment of patients in our Phase 3 clinical study of BA058-SC, which began with the dosing of patients in April 2011 and completed enrollment in March 2013, and for the enrollment of patients in our Phase 2 clinical study of BA058-TD, which began dosing patients in September 2012 and completed enrollment in January 2013. We expect that BA058-SC and BA058-TD expenses will be maintained or increase over the course of the respective clinical studies. However, there will be variability from quarter to quarter in the costs for both BA058-SC and BA058-TD, driven primarily by the euro/dollar exchange rate and fluctuations in the value of the stock issued to Nordic under a Stock Issuance Agreement between us and Nordic, or the Stock Issuance Agreement.

General and administrative expenses—For the three months ended March 31, 2013, general and administrative expense was $1.6 million compared to $2.1 million for the three months ended March 31, 2012, a decrease of $0.5 million, or 25%. This decrease was primarily the result of significant fees incurred during the three months ended March 31, 2012 for consulting and legal costs associated with the filing of our first Form 10-K as a public company with the Securities and Exchange Commission and a decrease in excise tax expense during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Other income (expense)—For the three months ended March 31, 2013, other income, net of other expense, was $11.3 million. Other income, net of other expense, primarily reflects changes in the fair value of the stock dividend liability as discussed in note 6 to our condensed quarterly financial statements for the three months ended March 31, 2013.  The $11.3 million of other income, net of expense, as of March 31, 2013 is primarily due to a decrease in the fair value of the dividend liability as a result of a decline in the fair value of the underlying preferred stock from December 31, 2012 to March 31, 2013.

Interest expense—For the three months ended March 31, 2013, interest expense, net of interest income, was $0.7 million compared to $0.4 million for the three months ended March 31, 2012. This increase is primarily as a result of an increase in the average debt outstanding from the three months ended March 31, 2012 to the three months ended March 31, 2013.

Liquidity and Capital Resources

From inception to March 31, 2013, we have incurred an accumulated deficit of $212.2 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities.  On April 23, 2013, we entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement, or the Purchase Agreement, pursuant to which we may raise up to approximately $60.0 million through the issuance of (1) up to 980,000 shares of our Series B preferred stock, or the Series B Shares and (2) warrants to acquire up to 2,450,000 shares of its common stock, with an exercise price of $6.142 per share.  On April 23, 2013, we consummated a first closing under the Purchase Agreement, whereby, in exchange for aggregate proceeds to the Company of approximately $43.0 million, we issued an aggregate of

700,098 Series B Shares and warrants to purchase up to a total of 1,750,248 shares of our common stock.  We intend to issue additional Series B Shares pursuant to the Purchase Agreement during May 2013. See note 12 to the condensed quarterly financial statements for the three months ended March 31, 2013 for additional information regarding the issuance of the Series B Shares.

We believe that the aggregate proceeds from the first closing under the Purchase Agreement on April 23, 2013, together with our existing cash and cash equivalents and marketable securities will be sufficient to fund our operations through the end of 2013.  Accordingly, we plan to pursue additional financing opportunities to address our capital needs, including the completion of an additional private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities.

We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5.0 million in fees associated with an option agreement. We have also borrowed $25.0 million under our credit facility in three term loans. Our total cash, cash equivalents and marketable securities balance as of March 31, 2013 is $13.4 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		Change
	2013	2012	$	%

Net cash (used in) provided by:
Operating activities	$(7,279)	$(12,505)	$(5,226)	(42)%
Investing activities	4,000	5,576	(1,576)	(28)%
Financing activities	(1,969)	(213)	1,756	824%
Net (decrease) increase in cash and cash equivalents	$(5,248)	$(7,142)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 was $7.3 million, which was primarily the result of a net loss of $8.3 million and $7.2 million net non-cash adjustments to reconcile net loss to net cash used in operations, partially offset by changes in working capital of $8.2 million. The $8.3 million net loss is primarily due to expenses incurred in connection with our ongoing Phase 3 clinical study of BA058-SC and our Phase 2 clinical study of BA058-TD, which commenced during the third quarter of 2012.  The $7.2 million net non-cash adjustments to reconcile net loss to net cash used in operations, includes an $11.3 million reduction to the fair value of our other current assets, warrant liability and other liability as a result of a decline in the fair value of underlying convertible preferred stock from December 31, 2012 to March 31, 2013, and was partially offset by $3.6 million of research and development expenses settled in stock.

Net cash used in operating activities for the three months ended March 31, 2012 was $12.5 million, which was primarily the result of a net loss of $12.9 million and changes in working capital of $3.2 million, partially offset by $3.6 million of non-cash adjustments to reconcile net loss to net cash used in operations, including $2.6 million of research and development expenses settled in stock. The $12.9 million net loss and $2.6 million of research and development expenses settled in stock are primarily due to expenses incurred in connection with our ongoing Phase 3 clinical study of BA058-SC which commenced in April 2011.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2013 was $4.0 million, as compared to net cash provided by investing activities of $5.6 million for the three months ended March 31, 2012.

The net cash provided by investing activities during the three months ended March 31, 2013 was primarily a result of $4.0 million in net proceeds received from the sale or maturity of marketable securities. The net cash provided by investing activities during the three months ended March 31, 2012 was primarily a result of $7.3 million in proceeds from the sale or maturity of marketable securities, partially offset by $1.7 million in purchases of marketable securities.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 was $2.0 million, as compared to $0.2 million net cash used in financing activities for the three months ended March 31, 2012.

Net cash used in financing activities for the year three months March 31, 2013 consists of $2.0 million of payments under our Credit Facility.

Net cash used in financing activities for the three months ended March 31, 2013 included $0.5 million of payments under our Credit Facility, offset by $0.3 million of net proceeds from stock option exercises.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and potential collaboration agreements. Through March 31, 2013, almost all of our financing was through private placements of preferred stock and borrowings under our credit facility. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Research and Development Agreements

BA058-SC Phase 3 Clinical Study—On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1, or the Work Statement NB-1, under such Clinical Trial Services Agreement and a related Stock Issuance Agreement, as amended to date, or the Stock Issuance Agreement. Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical study, or the Phase 3 Clinical Study, of BA058-SC and Nordic will be compensated for such services in a combination of cash and shares of stock.

In December 2011, we entered into an amendment to the Work Statement NB-1, or the First Amendment. Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the study will be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by us to Nordic under the First Amendment are denominated in both euros and U.S. dollars and total up to €717,700 ($919,804) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to €1.2 million ($1.5 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, we entered into a second amendment to the Work Statement NB-1(the “Second Amendment”). Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services to be provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($15,304) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total €3.7 million ($4.7 million) and $205,540, respectively.

Pursuant to the Work Statement NB-1, we are required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts, of the payments. The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($52.7 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Study.

Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €371,864 of series A-5 convertible preferred stock of our former operating company at $8.142 per share, and our former operating company sold 64,430 shares of series A-5 convertible preferred stock to Nordic on May 17, 2011 for proceeds of $525,154. These shares were exchanged in a merger of the former operating company with a subsidiary of ours in May 2011 (see note 1 to the quarterly condensed financial statements) for an aggregate of 6,443 shares of our series A-5 convertible preferred stock.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of series A-6 convertible preferred stock or shares of common stock if our preferred stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36.8 million ($47.2 million), or the Nordic Accruing Dividend. In the event Nordic sells the shares of series A-5 convertible preferred stock or in the event the shares of series A-5 convertible preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 convertible preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

The Nordic Accruing Dividend is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Study. On the last business day of each calendar quarter, each, an Accrual Date, beginning with the quarter ended June 30, 2011, we have a liability to issue shares of series A-6 convertible preferred stock (or common stock, after the conversion of our preferred stock into common stock) to Nordic that is referred to as the Applicable Quarterly Amount and is equal to €36.8 million ($47.2 million) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by the number of calendar quarters it will take to complete the Phase 3 Clinical Study. To calculate the aggregate number of shares due to Nordic in each calendar quarter, we converts the portion of €36.8 million ($47.2 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. We then calculate the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by our board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of March 31, 2013, 341,479 shares of our series A-6 convertible preferred stock were due to

Nordic, or, after the automatic conversion into common stock of our preferred stock, 3,414,790 shares of our common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in our condensed balance sheet. As of March 31, 2013, the fair value of the liability is $14.3 million based upon the fair value of the series A-6 convertible preferred stock as determined using a probability-weighted expected return model, or PWERM (see note 6 to our quarterly condensed financial statements). Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the condensed statement of operations.

We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Study, or a twenty-month period. We recorded $9.1 million and $4.9 million of research and development expense during the three months ended March 31, 2013 and 2012, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study.

As of March 31, 2013, in addition to the $14.3 million liability that is reflected in other liabilities on the condensed balance sheet for the Nordic Accruing Dividend, as noted above, we have (1) a liability of $1.7 million reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend and (2) a liability of $9.6 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

BA058-SC Phase 3 Clinical Extension Study— In February 2013, we entered into the Work Statement NB-3 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month BA058-SC Phase 3 Clinical Study, or the Extension Study, and will be compensated for such services in a combination of cash and shares of stock.  Under the terms of a Letter of Intent that we entered into with Nordic on October 22, 2012 setting forth the parties’ obligations to negotiate in good faith to enter into Work Statement NB-3, we were required to make an initial payment of €806,468 ($1.0 million) in respect of services performed by Nordic for the Extension Study.

Payments in cash to be made to Nordic under the Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €4.5 million ($5.8 million) and $579,495, respectively. In addition, we will issue to Nordic shares of our series A-6 convertible preferred stock having a value of up to €4.5 million ($5.8 million) and $0.3 million, as additional payment for services to be provided under the Work Statement NB-3 and the Services Agreement.

The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic is entitled to receive quarterly stock dividends in connection with services performed under the Work Statement NB-3, payable in shares of series A-6 convertible preferred stock, or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our amended certificate of incorporation. In the event Nordic sells the shares of series A-5 convertible preferred stock or in the event the shares of series A-5 convertible preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 convertible preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

The Nordic Accruing Dividend related to the Extension Study is determined based upon the estimated period that will be required to complete the Extension Study. On each Accrual Date, beginning with the quarter ended March 31, 2013, we will recognize a liability to issue shares of series A-6 convertible preferred stock to Nordic that is referred to as the Applicable Quarterly Amount and is equal to €4.5 million ($5.8 million) and $0.3 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Extension Study divided by the number of calendar quarters it will take to complete the Extension Study. We calculate the aggregate number of shares of series A-6 convertible preferred stock to accrue in such calendar quarter by dividing the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by our board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of March 31,

2013, 6,443 shares of series A-6 convertible preferred stock are due to Nordic in connection with the Extension Study, or after the automatic conversion into common stock of our preferred stock, 64,430 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in our condensed balance sheet. As of March 31, 2013, the fair value of the liability is $0.3 million based upon the fair value of the series A-6 convertible preferred stock as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the condensed statement of operations.

We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-3 ratably over the estimated per patient treatment period beginning upon enrollment in the Extension Study, or a nine-month period. We recorded $0.5 million of research and development expense during the three months ended March 31, 2013 for per patient costs incurred for patients that had enrolled in the Extension Study.

As of March 31, 2013, in addition to the $0.3 million liability that is reflected in other liabilities on the condensed balance sheet that will be settled in shares of stock, as noted above, we have (1) an asset of less than $0.1 million reflected in prepaid expenses and other current assets on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend and (2) a liability of $0.3 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

BA058-TD Phase 2 Clinical Study—On July 26, 2012, we entered into a Letter of Intent, or the Letter of Intent, with Nordic, which provides that we and Nordic will, subject to compliance by us with certain requirements of its Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2, or the Work Statement NB-2, a draft of which is attached to the Letter of Intent, and (2) an amendment to the Amended and Restated Stock Issuance Agreement.

In February 2013, we executed the final Work Statement NB-2 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-2, Nordic will provide clinical trial services relating to the Phase 2 Clinical Study and will be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by us to Nordic under Work Statement NB-2 are denominated in both euros and U.S. dollars and total up to €3.6 million ($4.6 million) and $257,853, respectively. In addition, we will issue to Nordic shares of our series A-6 preferred stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Services Agreement.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends in connection with services performed under Work Statement NB-2, payable in shares of series A-6 convertible preferred stock, or shares of common stock if our preferred stock has been automatically converted in accordance with its amended certificate of incorporation.  In the event Nordic sells the shares of series A-5 convertible preferred stock or in the event the shares of series A-5 convertible preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 convertible preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

The Nordic Accruing Dividend related to the Phase 2 Clinical Study is determined based upon the estimated period that will be required to complete the Phase 2 Clinical Study. On each Accrual Date, beginning with the quarter ended December 31, 2012, we will recognize a liability to issue shares of series A-6 convertible preferred stock to Nordic that is referred to as the Applicable Quarterly Amount and is equal to $2.9 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Phase 2 Clinical Study divided by the number of calendar quarters it will take to complete the Phase 2 Clinical Study. We calculate the aggregate number of shares of series A-6 convertible preferred stock to accrue in such calendar quarter by dividing the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by our board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of March 31, 2013, 19,329 shares of series A-6 convertible preferred stock are due to Nordic in connection with the Phase 2 Clinical Study, or after the automatic conversion into common stock of our preferred stock, 193,290 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in our condensed balance sheet. As of March 31, 2013, the fair value of the liability is $0.8 million based upon the fair value of the series A-6 convertible preferred stock as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other income (expense) in the condensed statement of operations.

We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Study, or a nine-month period. We recorded $1.7 million of research and development expense during the three months ended March 31, 2013 for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Study.

As of March 31, 2013, in addition to the $0.8 million liability that is reflected in other liabilities on the condensed balance sheet that will be settled in shares of stock, as noted above, we have (1) an asset of less than $0.1 million reflected in prepaid expenses and other current assets on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend and (2) a liability of $0.3 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

We are also responsible for certain pass through costs in connection with the Phase 3 Clinical Study, Extension Study and Phase 2 Clinical Study. Pass through costs are expensed as incurred or upon delivery. We recognized research and development expense of $1.1 million and $1.3 million for pass through costs during the three months ended March 31, 2013 and 2012, respectively.

License Agreement Obligations

BA058

In September 2005, we exclusively licensed the worldwide rights (except Japan) to BA058 and analogs from an affiliate of Ipsen Pharma SAS, or Ipsen, including US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims BA058 and US Patent No. 6,544,949, (effective filing date March 26, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims methods of treating osteoporosis using BA058 and pharmaceutical compositions comprising BA058, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to BA058, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770, (effective filing date October 3, 2007, statutory term extended to March 26, 2028 with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO), US Patent No. 8,148,333 (effective filing date October 3, 2007, statutory term extended to November 8, 2027 with 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide  that cover the method of treating osteoporosis using the Phase 3 clinical study dosage strength and form. In consideration for the rights to BA058 and in recognition of certain milestones having been met as of December 31, 2011, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($12.8 million to $46.1 million). Should BA058 become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense BA058 to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

New Accounting Standards

Refer to note 2, Basis of Presentation and Significant Accounting Policies — Recently Adopted Accounting Standards, in “Notes to Condensed Financial Statements,” for a discussion of new accounting standards.

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

We are also exposed to market risk related to changes in interest rates. As of March 31, 2013 and December 31, 2012, we had cash, cash equivalents and short-term investments of $13.4 million and $22.7 million, respectively, consisting of money market funds, U.S. Treasuries, Certificates of Deposit and cash equivalents. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our short-investments until maturity, and therefore we would not expect our operations results or cash flows to be affected by any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. As of March 31, 2013, we do not have any hard to value investment securities or securities for which a market is not readily available or active.

We are also exposed to market risk related to changes in the value of our common stock and convertible preferred stock.  Fluctuations in the fair value of our common stock and convertible preferred stock affect the value of our warrant liability, stock asset, stock liability and other liability, which as of March 31, 2013 were valued at approximately $0.4 million, $0.1 million, $1.7 million and $15.4 million, respectively.

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

Risks Related to Our Business

Risks Related to Our Financial Position and Need for Capital

We currently have no product revenues and will need to raise additional capital, which may not be available on favorable terms, if at all, in order to continue operating our business.

To date, we have generated no product revenues. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are BA058, RAD1901 and RAD140, and none of these products candidates is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, borrowings, licensing fees and grants and, potentially, future offerings of our securities. We believe that our existing resources as of March 31, 2013, together with the proceeds from the issuance of shares of capital stock and warrants on April 23, 2013, will be sufficient to fund our planned operations through the end of 2013.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. If we fail to obtain additional capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

We are not currently profitable and may never become profitable.

We have a history of net losses and expect to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. We had net losses of $8.3 million for the three months ended March 31, 2013 and $69.1 million and $42.5 million during the years ended December 31, 2012 and 2011, respectively. As of March 31, 2013, we had an accumulated deficit of $212.2 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

•                  engage in transactions with affiliates; or

•                  encumber our intellectual property.

Our credit facility may limit our ability to finance future operations or capital needs or to engage in, expand, or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

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

BA058-SC is our only product candidate in late-stage clinical development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market BA058-SC in the United States unless and until we receive approval of an New Drug Application, or NDA from the Food and Drug Administration, or FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. In addition, the approval of BA058-TD as a follow-on product is dependent on the earlier approval of BA058-SC. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and any approval of BA058-SC may be delayed, limited or denied for many reasons, including:

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

•                  the clinical research organization, or CRO that we retain to conduct clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

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

Before we submit an NDA to the FDA for BA058 as a treatment for osteoporosis, we must complete several additional studies, including, but not limited to, our pivotal Phase 3 study based upon 18-month fracture data, a thorough QT Phase 1 study, a Phase 1 pharmacokinetic, or PK, study in renal patients, a Phase 1 absolute bioavailability PK study, a maximum tolerated dose study, several drug interaction studies, a carcinogenicity study in rats, and bone quality studies in rats and monkeys. We have not commenced all of these required studies and the results of these studies will have an important bearing on the approval of BA058. In addition to fracture and bone mineral density, or BMD, our pivotal Phase 3 study will measure a number of other potential safety indicators, including anti-BA058 antibodies which will have an important bearing on the approval of BA058. At an interim preliminary analysis of histopathology of pre-terminal rats in our rat carcinogenicity study, which includes BA058 and hPTH(1-34), a daily subcutaneous injection of human parathyroid hormone as a positive control, we have observed osteosarcomas in both the BA058 and hPTH(1-34) treated groups. The final results from the rat carcinogenicity study may show that BA058 dosing results in more osteosarcomas than PTH, at similar exposure multiples to the human therapeutic dose, which may have a material adverse bearing on approval of BA058.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. A substantial portion of our BA058 development costs are denominated in euro and any adverse movement in the dollar/euro exchange rate will result in increased costs and require us to raise additional capital to complete the development of our products. The clinical trial process is also time-consuming. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

In consideration of Nordic’s management of this Phase 3 study, we agreed to make various cash payments to Nordic denominated in both euros and U.S. dollars over the course of the Phase 3 study equal to a total of up to approximately €41.2 million ($52.7 million) and a total of up to approximately $3.2 million. We also agreed to sell shares of capital stock to Nordic that were exchanged in the Merger for 6,443 shares of our series A-5 preferred stock for proceeds of approximately $0.5 million. These shares of our series A-5 preferred stock will automatically convert into 64,430 shares of our common stock upon the listing of our common stock on a national securities exchange. Pursuant to the terms of our agreements with Nordic, we will also issue to Nordic shares of stock with an aggregate value of up to €36.8 million ($47.2 million). These shares of stock accrue at a quarterly rate based on the progress of the Phase 3 clinical study and are issuable at a price per share equal to the greater of $8.142 or the 20-day average of the closing price of our common stock at any time after our common stock is publicly traded. The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control, including any negative outcome of the Phase 3 study. Accordingly, the shares of stock that we will issue to Nordic in consideration of Nordic’s management of the Phase 3 study may be less than the full value contemplated under our agreements with Nordic. As a result, the total consideration that Nordic will receive in cash and stock may be viewed to be below the market price paid by other companies for comparable clinical trial services.

Because of the potential decrease in the value of the common stock issuable to Nordic upon a negative outcome of the Phase 3 study, Nordic, CCBR and the clinical trial investigators may be viewed as having a financial interest in the outcome of the study. We have obtained written acknowledgments from the clinical trial investigators certifying that they have no financial interest in the outcome of the Phase 3 study. However, if the FDA, the European Medicines Agency, or any other similar regulatory or governmental authority determines that Nordic, CCBR or the clinical trial investigators have a financial interest that affected the reliability of the data from the Phase 3 study, we could be subject to additional regulatory scrutiny and the utility of the Phase 3 data for purposes of our planned regulatory submissions could be compromised, which could have a material adverse effect on our business and the value of our common stock.

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

We depend on a number of single source contract manufacturers to supply key components of BA058. For example, we depend on Lonza Group Ltd., or Lonza, which produces supplies of bulk drug product of BA058 to support the BA058-SC and BA058-TD clinical studies and potential commercial launch. We also depend on Ipsen and its subcontractor Vetter Pharma Fertigung GmbH & Co, or Vetter, for the production of finished supplies of BA058-SC and we depend on 3M for the production of BA058-TD. Because of our dependence on Vetter for the “fill and finish” part of the manufacturing process for BA058-SC, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of BA058 to meet the needs of our clinical studies or be able to scale to commercial production of BA058. Because the manufacturing process for BA058-TD requires the use of 3M’s proprietary technology, 3M is our sole source for finished supplies of BA058-TD.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of March 31, 2013, we had an accumulated deficit of $212.2 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of BA058-SC, BA058-TD and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

Shares of our capital stock issued in the Merger are subject to a lock-up provision, which limits our stockholders’ ability to sell such shares of our capital stock.

Shares of our preferred stock and our common stock issued as consideration in the Merger pursuant the Merger Agreement are deemed “Restricted Securities” under the federal securities laws, and consequently such shares may not be resold without registration under the Securities Act of 1933, as amended, or the Securities Act, or without an exemption from the Securities Act, such as resales effected in compliance with Rule 144 promulgated under the Securities Act. Notwithstanding any such exemption, all shares of our stock issued in the Merger are subject to a lock-up provision set forth in the applicable stockholders’ agreement and may not be resold prior to the expiration of the specified lock-up period. Subject to the transfer restrictions contained in the stockholders’ agreement, shares of our preferred stock and our common stock issued as consideration in the Merger will be eligible for sale under Rule 144, subject to volume limitations for shares held by affiliates. We cannot estimate the number of shares of our common stock that our existing stockholders may elect to sell under Rule 144.

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

The resale of shares covered by a resale registration statement could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our common stock in the public market pursuant to a resale registration statement may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. In the past, we have maintained a resale registration statement registered the resale of a significant number of shares of our common stock and may be required to do so in the future. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there would be a large number of shares registered pursuant to the registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to such a registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

As of April 30, 2013, we had outstanding 867,204 shares of common stock; 700,098 shares of series B preferred stock; 939,612 shares of series A-1 preferred stock; 983,208 shares of series A-2 preferred stock; 142,227 shares of series A-3 preferred stock; 3,998 shares of series A-4 preferred stock; 6,443 shares of series A-5 preferred stock; warrants to acquire 14,734 shares of series A-1 preferred stock; and warrants to acquire 1,750,514 shares of common stock. As more fully described herein and in our Certificate of Incorporation, holders of shares of our preferred stock outstanding at the time of a sale or liquidation will have a right to receive proceeds, if any, from any such transactions, before any payments are made to holders of our common stock. In the event that there are not enough proceeds to satisfy the entire liquidation preference of our preferred stock, holders of our common stock will receive nothing in respect of their equity holdings.

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

As of March 31, 2013, our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, owned, in the aggregate, substantially all of our outstanding voting stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                                 Mine Safety Disclosures

None.

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits.

The following is an index of the exhibits included in this report:

Exhibit No.		Description

10.1	(1)	Work Statement NB-2, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII/AS.

10.2	(1)	Work Statement NB-3, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII/AS.

10.3	(1)

Amendment No. 1, dated as of February 21, 2013, to Amended and Restated Stock Issuance Agreement, dated as of May 16, 2011, by and between the Company and Nordic Bioscience Clinical Development VII A/S.

10.4	(2)

Consent to Loan and Security Agreement, dated April 30, 2013, by and between the Company and General Electric Capital Corporation as agent and lender, and Oxford Finance I, LLC and Oxford Finance Funding Trust 2012-1, each as a lender.

31.1	(2)

Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended March 31, 2013.

31.2	(2)

Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended March 31, 2013.

32.1	(2)	Certification of the Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(2)	XBRL Instance Document

101.SCH	(2)	XBRL Taxonomy Extension Schema Document

101.CAL	(2)	XBRL Extension Calculation Linkbase Document

101.LAB	(2)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(2)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	(2)	XBRL Taxonomy Extension Definition Linkbase Document

(1)         Incorporated by reference to our Current Report on Form 8-K filed on February 26, 2013.

(2)         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ Michael S. Wyzga
Michael S. Wyzga
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013

RADIUS HEALTH, INC.

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 14, 2013