Form 10-Q
period 2013-06-30
Radius Health, Inc.
filed 2013-08-09
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of August 9, 2013: 879,370 shares

RADIUS HEALTH, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2013

ON FORM 10-Q

CURRENCY AND CONVERSIONS

In this report, references to “dollar” or “$” are to the legal currency of the United States, and references to “euro” or “€” are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of June 28, 2013, which was €1.00 = $1.301. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

Trademarks appearing in this report are the property of their respective holders.

Item 1. Financial Statements—Unaudited

Radius Health, Inc.

Condensed Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$24,824	$18,653
Marketable securities	17,058	4,000
Prepaid expenses and other current assets	1,434	2,463
Total current assets	43,316	25,116
Property and equipment, net	107	139
Other assets	45	45
Total assets	$43,468	$25,300

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,568	$550
Accrued expenses and other current liabilities	20,114	8,740
Current portion of note payable, net of discount	9,876	7,800
Total current liabilities	31,558	17,090

Note payable, net of current portion and discount	7,207	13,005
Warrant liability	1,992	830
Other liabilities	18,225	24,387

Commitments and contingencies
Series B Convertible Preferred Stock, $.0001 par value; 980,000 shares authorized, 701,235 shares and no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	42,155	—
Series A-1 Convertible Preferred Stock, $.0001 par value; 1,000,000 shares authorized, 939,612 shares issued and outstanding at June 30, 2013 and December 31, 2012	75,263	71,957
Series A-2 Convertible Preferred Stock, $.0001 par value; 983,213 shares authorized, 983,208 shares issued and outstanding at June 30, 2013 and December 31, 2012	90,211	86,714
Series A-3 Convertible Preferred Stock, $.0001 par value; 142,230 shares authorized, 142,227 shares issued and outstanding at June 30, 2013 and December 31, 2012	11,688	11,182
Series A-4 Convertible Preferred Stock, $.0001 par value; 4,000 shares authorized, 3,998 shares issued and outstanding at June 30, 2013 and December 31, 2012	271	271
Series A-5 Convertible Preferred Stock, $.0001 par value; 7,000 shares authorized, 6,443 shares issued and outstanding at June 30, 2013 and December 31, 2012	525	525
Series A-6 Convertible Preferred Stock, $.0001 par value; 800,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Stockholders’ deficit:
Common stock, $.0001 par value; 100,000,000 shares authorized, 879,370 and 867,204 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in-capital	—	—
Accumulated other comprehensive income	3	—
Accumulated deficit	(235,630)	(200,661)
Total stockholders’ deficit	(235,627)	(200,661)

Total liabilities, convertible preferred stock and stockholders’ deficit	$43,468	$25,300

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
OPERATING EXPENSES:
Research and development	$16,240	$14,499	$33,527	$24,366
General and administrative	1,444	2,179	3,022	4,291
Loss from operations	(17,684)	(16,678)	(36,549)	(28,657)
OTHER (EXPENSE) INCOME:
Other (expense) income, net	(1,184)	(717)	10,072	(1,184)
Interest income	14	18	16	35
Interest expense	(658)	(584)	(1,356)	(1,027)
NET LOSS	$(19,512)	$(17,961)	$(27,817)	$(30,833)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized gain from available-for-sale securities	3	6	3	5
COMPREHENSIVE LOSS	$(19,509)	$(17,955)	$(27,814)	$(30,828)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 10):	$(23,880)	$(21,417)	$(35,767)	$(37,643)
LOSS PER SHARE:
Basic	$(27.45)	$(25.06)	$(41.18)	$(46.18)
Diluted	$(27.45)	$(25.06)	$(41.18)	$(46.18)
WEIGHTED AVERAGE SHARES:
Basic	869,878	854,517	868,548	815,053
Dilued	869,878	854,517	868,548	815,053

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited, in thousands except share amounts)

	Convertible Preferred Stock														Stockholders’ Deficit
	Seris B		Series A-1		Series A-2		Series A-3		Series A-4		Series A-5		Series A-6		Common Stock		Additional Paid- In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Defici
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2012	—	—	939,612	$71,957	983,208	$86,714	142,227	$11,182	3,998	$271	6,443	$525	—	$—	867,204	$—	$—	$—	$(200,661)	$(200,661)
Net loss																			(27,817)	(27,817)
Unrealized gain from available-for-sale securities																		3		3
Issuance of common stock															12,166		13			13
Issuance of preferred stock	701,235	41,514																		—
Accretion of dividends on preferred stock		641		3,306		3,497		506									(798)		(7,152)	(7,950)
Stock-based compensation expense																	785			785
Balance at June 30, 2013	701,235	$42,155	939,612	$75,263	983,208	$90,211	142,227	$11,688	3,998	$271	6,443	$525	—	$—	879,370	$—	$—	$3	$(235,630)	$(235,627)

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(27,817)	$(30,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	24
Amortization of premium (accretion of discount) on short-term investments, net	14	80
Stock-based compensation expense	785	873
Research and development expense settled in stock	7,255	5,335
Change in fair value of other current assets, warrant liability and other liability	(10,074)	1,184
Non-cash interest	215	199
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	647	1,219
Other long-term assets	—	35
Accounts payable	1,018	934
Accrued expenses and other current liabilities	8,240	(1,456)
Net cash used in operating activities	(19,704)	(22,406)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	45
Purchases of marketable securities	(17,070)	(17,722)
Sales and maturities of marketable securities	4,000	22,185
Net cash (used in) provided by investing activities	(13,070)	4,508
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13	258
Payments on note payable	(3,938)	(1,125)
Proceeds from the issuance of preferred stock, net	42,870	—
Proceeds from note payable, net	—	12,469
Net cash provided by financing activities	38,945	11,602
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,171	(6,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,653	25,128
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,824	$18,832
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$998	$721
NON-CASH FINANCING ACTIVITIES:
Accretion of dividends on preferred stock	$7,950	$6,810
Fair value of warrants issued	$1,356	$379

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Radius Health, Inc. (“Radius” or the “Company”), which was formerly known as MPM Acquisition Corp., is a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. The Company’s lead product candidate, currently in Phase 3 clinical development, is BA058-SC, a daily subcutaneous injection of novel synthetic peptide analog of human parathyroid hormone-related protein (“hPTHrP”) for the treatment of osteoporosis. The BA058-SC Phase 3 study began dosing patients in April 2011 and completed enrollment in March 2013. The Company is also developing BA058-TD, a short wear time, transdermal form of BA058 delivered using a microneedle patch technology from 3M Drug Delivery Systems (“3M”).  The Company commenced a Phase 2 clinical study of BA058-TD during the third quarter of 2012 and completed patient visits in August 2013.  The Company expects to receive the top-line data from this study in the third quarter of 2013. The Company also has two other product candidates, RAD1901, a selective estrogen receptor modulator, in Phase 2 clinical development for the treatment of vasomotor symptoms (hot flashes) in women entering menopause, and RAD140, a selective androgen receptor modulator, currently in preclinical development as a potential treatment for age-related muscle loss, frailty, and weight loss associated with cancer cachexia and osteoporosis.

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

The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company’s product candidates, competition for its product candidates, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of June 30, 2013, the Company had an accumulated deficit of $235.6 million and believes that its cash and cash equivalents and marketable securities at June 30, 2013 are sufficient to fund its operations through the end of 2013.  Accordingly, the Company expects to pursue financing opportunities to address its future capital needs, including the completion of an additional private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical and clinical trials and obtain approval of any product candidates from the Federal Drug Administration or other regulatory authorities. In addition, the Company could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue operations entirely.

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

Significant Accounting Policies—The significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012 relate to accrued clinical expenses, research and development expenses, stock-based compensation and fair value measures. There were no changes to significant accounting policies during the six months ended June 30, 2013.

Recently Adopted Accounting Standards—In February 2013, FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company adopted ASU 2013-02 on January 1, 2013. Its adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

3. Marketable Securities

Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2013
	Amortized Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Domestic corporate debt securities	$5,812	$—	$(2)	$5,810
Domestic corporate commercial paper	11,243	5	—	11,248
Total	$17,055	$5	$(2)	$17,058

	December 31, 2012
	Amortized Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Domestic corporate commercial paper	$4,000	—	—	$4,000
Total	$4,000	$—	$—	$4,000

The Company held four debt securities at June 30, 2013 that have been in an unrealized loss position for less than 12 months.  The fair value of these securities was $5.8 million.  The Company evaluated the securities for other-than-temporary impairment based upon quantitative and qualitative factors and determined that the decline in the market value of the securities was most likely due to current economic and market conditions.  In addition, the Company believes that it is not more likely than not that it will be required to sell these securities and it does not intend to sell them before the recovery of the amortized cost basis.  Based upon the Company’s analysis, it does not consider these investments to be other-than-temporarily impaired as of June 30, 2013.

The contractual term to maturity of all marketable securities held by the Company as of June 30, 2013 is less than one year.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Research costs	$18,482	$6,558
Payroll and employee benefits	436	962
Professional fees	274	399
Vacation	135	129
Interest on notes payable	737	595
Other	50	97
Total accrued expenses and other current liabilties	$20,114	$8,740

5. Convertible Preferred Stock

On April 23, 2013, the Company entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company could raise, at any time on or prior to May 10, 2013, up to approximately $60.0 million through the issuance of (1) up to 980,000 shares of its Series B preferred stock (the “Series B Shares”) and (2) warrants to acquire up to 2,450,000 shares of its common stock with an exercise price of $6.142 per share. On April 23, 2013, the Company consummated a first closing under the Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $43.0 million, it issued 700,098 Series B Shares and warrants to purchase up to a total of 1,750,248 shares of its common stock.  On May 10, 2013, the Company consummated a second closing under the Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $0.1 million, it issued 1,137 Series B Shares and warrants to purchase up to a total of 2,843 shares of its common stock.

The rights, preferences, and privileges of the Series B convertible preferred stock (“Series B”) and the Series A-1 convertible preferred stock (“Series A-1”), Series A-2 convertible preferred stock (“Series A-2”), Series A-3 convertible preferred stock (“Series A-3”), Series A-4 convertible preferred stock (“Series A-4”), Series A-5 convertible preferred stock (“Series A-5”) and Series A-6 convertible preferred stock (“Series A-6”) (the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6, collectively, the “Series A Preferred Stock”) as of June 30, 2013, are set forth below.

Conversion— Each holder of Series B Shares has the right, at their option at any time, to convert any such shares of Series B into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $61.42 by the conversion price (“Series B Optional Conversion”). The conversion price of the Series B as of June 30, 2013 was $6.142 per share (the “Series B Conversion Price”), which represents a conversion ratio of one share of Series B into ten shares of common stock.

Each holder of Series A-1, Series A-2 and Series A-3 has the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $81.42 by the conversion price (“Optional Conversion”). The original conversion price of the Series A-1, Series A-2 and Series A-3 was $8.142 per share (the “Conversion Price”), which represented a conversion ratio of one share of Series A-1, Series A-2 or Series A-3 into ten shares of common stock. The issuance of the Series B Shares and accompanying warrants under the Purchase Agreement resulted in an adjustment to the Conversion Price of the Series A-1, Series A-2 and Series A-3 (the “Anti-Dilution Adjustment”).  As a result of the Anti-Dilution Adjustment, the effective conversion price of each share of Series A-1, Series A-2 and Series A-3 was reduced to $7.627, which represents a conversion ratio of one share of Series A-1, Series A-2 or Series A-3 into 10.675 shares of common stock.

Each holder of Series A-4, Series A-5 and Series A-6 has the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $81.42 by the conversion price. The conversion price of the Series A-4, Series A-5 and Series A-6 as of June 30, 2013 was $8.142 per share, which represents a conversion ratio of one share of Series A-4, Series A-5 or Series A-6 into ten shares of common stock.

Upon an optional conversion, the holder of the converted Series B and Series A Preferred Stock is entitled to payment of all accrued, whether or not declared, but unpaid dividends in shares of the common stock of the Company at the then effective conversion price.

Each share of the Series B and Series A Preferred Stock is automatically convertible into fully paid and non-assessable shares of common stock at the applicable conversion price (as described above) in effect upon (1) a vote of the holders of at least 70% of the outstanding shares of Series B, Series A-1, Series A-2 and Series A-3 to convert all shares of Series B and Series A Preferred Stock or (2) the common stock becoming listed for trading on a national stock exchange (“Special Mandatory Conversion”). Upon a Special Mandatory Conversion, all accrued, whether or not declared, but unpaid dividends shall be paid in cash or shares of common stock (calculated based on the then effective conversion price) at the discretion of the Company’s Board of Directors.

Redemption— Unless redemption is waived by a requisite stockholder vote or consent, the shares of Series B and Series A Preferred Stock are automatically redeemable upon an event of sale of the Company.  The shares of Series B and Series A Preferred Stock are not redeemable at the option of the holder.

Dividends— Holders of shares of Series B are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series B. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock as described above. The holders of shares of Series B are also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B, holders of shares of Series A-1 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-1. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock as described above. The holders of shares of Series A-1 are also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B and Series A-1, holders of Series A-2 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-2. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock as described above. The holders of shares of Series A-2 are also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B, Series A-1 and Series A-2, holders of Series A-3 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-3. Dividends are payable, as accrued, upon liquidation, event of sale and conversion to common stock as described above. The holders of shares of Series A-3 are also entitled to dividends declared or paid on any shares of common stock.

Without regard to the payment of required dividends to the holders of Series B, Series A-1, Series A-2 and Series A-3, holders of Series A-5 are entitled to receive the Series A-5 Special Accruing Dividend (as defined in the Company’s certificate of incorporation) paid in shares of Series A-6 as described in note 8. Dividends are payable, as accrued, upon liquidation, event of sale and conversion to common stock as described above. The holders of shares of Series A-5 are also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B, Series A-1, Series A-2, Series A-3 and Series A-5, holders of Series A-4 and Series A-6 are entitled to receive, when, if and as declared by the Board of Directors, dividends on any shares of Series A-4 Stock or Series A-6 Stock, as the case may be, out of funds legally available for that purpose, at a rate to be determined by the Board of Directors if and when they may so declare any dividend on the Series A-4 Stock or A-6 Stock, as the case may be. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock as described above. The holders of shares of Series A-4 and Series A-6 are also entitled to dividends declared or paid on any shares of common stock.

Dividends on the Company’s preferred stock are payable, at the sole discretion of the Board of Directors, in cash or in shares of the Company’s common stock at the current market price of shares of common stock, when and if declared by the Board of Directors and upon liquidation or an event of sale.  All accrued but unpaid dividends on Series B and Series A Preferred Stock will be paid in cash or shares of common stock, at the then effective Conversion Price of shares of Series B and Series A Preferred Stock, upon a Special Mandatory Conversion (as defined in the Company’s certificate of incorporation). Upon Optional Conversion, dividends are payable in shares of the common stock at the then effective conversion price of shares of

Preferred Stock.

As of June 30, 2013, the Company has accrued dividends of $0.6 million, $11.5 million, $14.2 million and $2.1 million on Series B, Series A-1, Series A-2 and Series A-3, respectively.

Voting—The holders of Series B and Series A Preferred Stock are entitled to vote together with the holders of the common stock as one class on an as-if converted basis.

In addition, as long as the shares of Series A-1 are outstanding, the holders of Series A-1, voting as a separate class, have the right to elect two members of the Company’s Board of Directors.

Liquidation— The shares of Series B rank senior to the Series A-1 and all other classes of Series A Preferred Stock.  The shares of Series A-1 rank senior to all other classes of Series A Preferred Stock. Series A-2 ranks junior to Series A-1 and senior to Series A-3, Series A-4, Series A-5 and Series A-6. Series A-3, Series A-5 and Series A-6 rank equally but junior to Series A-1 and Series A-2 and senior to Series A-4. Series A-4 ranks senior to the Company’s common stock.

In the event of a liquidation, dissolution, or winding-up of the Company, the holders of Series B are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series B shall consist of two (2) times the original purchase price of $61.42, plus all accrued but unpaid dividends.  After such distribution to the holders of Series B, the holders of Series A-1 will be entitled to be paid out of the remaining assets available for distribution, before any payment is made to the Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series A-1 shall consist of the original purchase price of $81.42, plus all accrued but unpaid dividends. After the distribution to the holders of Series A-1, the holders of Series A-2 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid dividends. After the distribution to the holders Series A-1 and Series A-2, the holders of Series A-3, Series A-5 and Series A-6, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid or declared and unpaid dividends, as appropriate. After the distribution to the holders Series A-1, Series A-2, Series A-3, Series A-5 and Series A-6, the holders of Series A-4 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any declared and unpaid dividends.  If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series B, the assets will be distributed ratably among the holders of Series B in proportion to their aggregate liquidation preference amounts.   If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-1, the assets will be distributed ratably among the holders of Series A-1 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-2, the assets will be distributed ratably among the holders of Series A-2 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-3, Series A-5 and Series A-6, the assets will be distributed ratably among the holders of Series A-3, Series A-5 and Series A-6 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-4, the assets will be distributed ratably among the holders of Series A-4 in proportion to their aggregate liquidation preference amounts. After all liquidation preference payments have been made to the holders of the Series B and Series A Preferred Stock, the holders of the Series B and Series A Preferred Stock shall participate in the distribution of the remaining assets with the holders of the Company’s common stock on an as-if converted basis.

In the event of, and simultaneously with, the closing of an event of sale of the Company (as defined in the Company’s Amended Certificate of Incorporation), the Company shall redeem all of the shares of Series B, Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 then outstanding at the Special Liquidation Price, as defined. If the event of sale involves consideration other than cash, the Special Liquidation Price may be paid with such consideration having a value equal to the Special Liquidation Price. The Special Liquidation Price shall be equal to an amount per share, which would be received by each holder of the Preferred Stock if, in connection with the event of sale, all the consideration paid in exchange for the assets or the shares of capital stock of the Company was actually paid to and received by the Company, and the Company was immediately liquidated thereafter and its assets distributed pursuant to the liquidation terms above.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed balance sheets as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities:
Domestic corporate debt securities (1)	$—	$5,810	$—	$5,810
Domestic corporate commercial paper (1)	—	11,248	—	11,248
Stock asset (2)	—	—	25	25
	$—	$17,058	$25	$17,083

Liabilities
Warrant liability (2)	$—	$—	$1,992	$1,992
Other liability (2)	—	—	18,225	18,225
Stock liability (2)	—	—	3,401	3,401
	$—	$—	$23,618	$23,618

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities:
Domestic corporate commercial paper (1)	$—	$4,000	$—	$4,000
Stock asset (2)	—	—	407	407
	$—	$4,000	$407	$4,407

Liabilities
Warrant liability (2)	$—	$—	$830	$830
Other liability (2)	—	—	24,387	24,387
Stock liability (2)	—	—	245	245
	$—	$—	$25,462	$25,462

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

(2)                        Fair value is determined using the probability-weighted expected return model (“PWERM”), as discussed below.  Changes in the fair value of the Level 3 assets and liabilities are recorded as other (expense) income in the condensed statement of operations.

The stock asset represents the prepaid balance of the research and development expense related to the stock dividends to be issued to Nordic Bioscience Clinical Development VII A/S (“Nordic”) in shares of Series A-6 (or in shares of common stock if the Company lists its common stock on a national exchange) which is being recognized ratably over the estimated per patient treatment period under the three work statements executed with Nordic (the “Nordic Work Statements”) (see note 8). The stock liability represents the accrued balance of the research and development expense related to the stock dividends to be issued to Nordic in shares of Series A-6 (or in shares of common stock if the Company lists its common stock on a national exchange) which is being recognized ratably over the estimated per patient treatment period under the Nordic Work Statements.

The fair value of the stock asset and stock liability is based upon the fair value of the Series A-6 as determined using PWERM, which considers the value of the Company’s various classes of preferred stock.  The fair value of the Company’s various classes of preferred stock is determined through an analysis of the future values for equity assuming various future outcomes. Accordingly, share value is based upon the probability weighted present value of expected future net cash flows, considering each of the possible future events, discount rate as determined using the capital asset pricing model, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity.  Accordingly, the valuation of the Company’s stock asset and stock liability is determined using Level 3 inputs.

The warrant liability represents the liability for the warrants issued to the placement agent in connection with the Company’s Series A-1 financing, to the investors in the Series B financing in April and May 2013, and to the lenders in connection with the Company’s Loan and Security Agreement executed with Oxford Finance LLC and General Electric Capital Corporation in May 2011. The warrant liability is calculated using the Black-Scholes option pricing method. This method of valuation includes using inputs such as the fair value of the Company’s preferred stock, historical volatility, the term of the warrant and risk free interest rates. The fair value of the Company’s shares of common stock and preferred stock is estimated using PWERM, as described above. Accordingly, the valuation of the warrant liability is determined using Level 3 inputs.

The other liability represents the liability to issue shares of Series A-6 for services rendered in connection with the Nordic Work Statements. The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of the Company’s Series A-6 at each reporting date. The estimated fair value of the Series A-6 is determined using PWERM, as described above. Accordingly, the valuation of the other liability is determined using Level 3 inputs.

As noted above, the Company’s Level 3 fair value measurements related to its stock asset, stock liability, warrant liability and other liability are based upon the fair value of the Company’s preferred stock. The following table provides quantitative information about the fair value measurement of the Company’s preferred stock, including significant unobservable inputs:

Instrument	Valuation Technique	Unobservable Input	Estimate
Preferred Stock	PWERM	• Time until future exit event (years)	• 1.0 — 2.0
		• Probability of BA058 coming to market	• 60% — 70%

		• Discount rate	• 35% — 40%
		• Long-term revenue growth rate (1)	• 2% — 117%
		• Long-term revenue growth rate (2)	• 8% — 63%
		• Long-term pre-tax operating margin (3)	• 13% — 79%
		• Long-term pre-tax operating margin (4)	• 28% — 73%
		• Discount for lack of marketability	• 16% — 47%

	Market Comparable Companies	• Revenue multiple (5)	• 3.3 — 7.2

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

As of June 30, 2013, the stock asset, warrant liability, other liability and stock liability have fair values of $0.03 million, $2.0 million, $18.2 million and $3.4 million, respectively. Changes in the significant unobservable inputs used in the fair value measurements of the Company’s preferred stock in isolation would result in a significantly different fair value measurement of the stock asset, stock liability, warrant liability and other liability. Generally, a change in the assumption used for the probability of successful development is accompanied by a directionally similar change in the assumption used for the long-term revenue growth rate and long-term pre-tax operating margin and estimated fair value measurement of the Company’s preferred stock.

The following table provides a roll-forward of the fair value of the assets, where fair value is determined using Level 3 inputs (in thousands):

Balance at December 31, 2012	$407
Expense recognized	(286)
Additions	86
Change in fair value	(182)
Balance at June 30, 2013	$25

The following table provides a roll-forward of the fair value of the liabilities, where fair value is determined using Level 3 inputs (in thousands):

Balance at December 31, 2012	$25,462
Additions	8,412
Change in fair value	(10,256)
Balance at June 30, 2013	$23,618

Additions represent the value of the asset or liability for additional accrued shares of stock issuable to Nordic for services rendered in connection with the Company’s Phase 3 clinical study of BA058-SC and Phase 2 clinical study of BA058-TD (see note 8).

The fair value of the Company’s note payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s note payable approximates fair value because the Company’s interest rate is near current market rates. The fair value of the Company’s notes payable was determined using Level 3 inputs.

7. License Agreements

On September 27, 2005, the Company entered into a license agreement (the “Ipsen Agreement”), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, “Ipsen”). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. With respect to France, if Ipsen exercises its co-marketing and co-promotion rights, then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay Radius a mid-single digit royalty on Ipsen’s allocable portion of aggregate revenue from the sale of products by both parties in France. BA058 (the Company’s bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $250,000 to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments in the range of €10.0 million to €36.0 million ($13.0 million to $46.8 million) to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or its sub-licensees on a country-by-country basis until the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof, whichever is longer.

If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if the Company or its sub-licensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, it will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the last to expire of its patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country, whichever is longer. In connection with the Ipsen Agreement, the Company recorded less than $0.1 million and $0.4 million in costs during the three months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.6 million during the six months ended June 30, 2013 and 2012, respectively, which were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

8. Research Agreements

BA058-SC Phase 3 Clinical Study—On March 29, 2011, the Company and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the “Work Statement NB-1”) under such Clinical Trial Services Agreement and a related Stock Issuance Agreement, as amended to date (the “Stock Issuance Agreement”). Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical study (the “Phase 3 Clinical Study”) of BA058-SC and is being compensated for such services in a combination of cash and shares of stock.

In December 2011, the Company entered into an amendment to the Work Statement NB-1(the “First Amendment”). Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the study would be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by the Company to Nordic under the First Amendment are denominated in both euros and U.S. dollars and total up to €717,700 ($933,728) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to €1.2 million ($1.6 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, the Company entered into a second amendment to the Work Statement NB-1(the “Second Amendment”). Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services to be provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($15,535) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by the Company to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total of up to €3.7 million ($4.8 million) and $205,540, respectively.

Pursuant to the Work Statement NB-1, the Company is required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments.  Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts of the payments.

The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($53.5 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Study.  These payments may be adjusted based upon actual sites opened, work performed or number of patients enrolled.

Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €371,864 of Series A-5 Preferred Stock of the Former Operating Company at $8.142 per share, and the Former Operating Company sold 64,430 shares of its Series A-5 Preferred Stock to Nordic on May 17, 2011 for proceeds of $525,154. These shares were exchanged in the Merger for an aggregate of 6,443 shares of the Company’s Series A-5.

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6 or shares of common stock if the Company’s preferred stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36.8 million ($47.9 million) (the “Nordic Accruing Dividend”). In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company’s amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

The Nordic Accruing Dividend is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Study. On the last business day of each calendar quarter (each, an “Accrual Date”), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 (or common stock, after the conversion of the Company’s preferred stock into common stock) to Nordic that is referred to as the Applicable Quarterly Amount and is equal to €36.8 million ($47.9 million) (subject to adjustment in accordance with the provisions of the Second Amendment for patients enrolled in India and the U.S.) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by the number of calendar quarters it will take to complete the Phase 3 Clinical Study. To calculate the aggregate number of shares due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million ($47.9 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. The Company then calculates the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number.  Such shares due to Nordic will be issued when declared or paid by the Company’s Board of Directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of June 30, 2013, 373,694 shares of Series A-6 were due to Nordic, or, after the automatic conversion into common stock of the Company’s preferred stock, 3,736,940 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in the Company’s condensed balance sheet. As of June 30, 2013, the fair value of the liability is $16.5 million based upon the fair value of the Series A-6 as determined using PWERM (see note 6). Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other (expense) income in the condensed statement of operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Study, or a twenty-month period. The Company recorded $8.8 million and $6.9 million of research and development expense during the three months ended June 30, 2013 and 2012, respectively and $17.9 million and $11.8 million during the six months ended June 30, 2013 and 2012, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study.

As of June 30, 2013, in addition to the $16.5 million liability that is reflected in other liabilities on the condensed balance sheet for the Nordic Accruing Dividend, as noted above, the Company has (1) a liability of $3.2 million reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic, which are payable in the form of a stock dividend and (2) a liability of $11.4 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

BA058-SC Phase 3 Clinical Extension Study— In February 2013, the Company entered into a Work Statement NB-3 (the “Work Statement NB-3”) under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month BA058-SC Phase 3 Clinical Study (the “Extension Study”) and will be compensated for such services in a combination of cash and shares of stock.  Under the terms of a Letter of Intent that the Company entered into with Nordic on October 22, 2012 setting forth the parties’ obligations to negotiate in good faith to enter into Work Statement NB-3, the Company was required to make an initial payment of €806,468 ($1.1 million).

Payments in cash to be made to Nordic under the Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €4.5 million ($5.9 million) and $579,495, respectively. In addition, the Company will issue to Nordic, shares of the Company’s Series A-6 having a value of up to €4.5 million ($5.9 million) and $0.3 million, as additional payment for services to be provided under the Work Statement NB-3 and the Services Agreement.

The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic was entitled to receive quarterly stock dividends in connection with services performed under the Work Statement NB-3, payable in shares of Series A-6 or shares of common stock if the Company’s preferred stock has been automatically converted into common stock in accordance with its amended certificate of incorporation, having an aggregate value of up to €4.5 million ($5.9 million) and $0.3 million. In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company’s amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

The Nordic Accruing Dividend related to the Extension Study is determined based upon the estimated period that will be required to complete the Extension Study. On each Accrual Date, beginning with the quarter ended March 31, 2013, the Company will recognize a liability to issue shares of Series A-6 to Nordic that is referred to as the Applicable Quarterly Amount and is equal to €4.5 million ($5.9 million) and $0.3 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Extension Study divided by the number of calendar quarters it will take to complete the Extension Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company’s board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of June 30, 2013, 12,886 shares of Series A-6 are due to Nordic in connection with the Extension Study, or after the automatic conversion into common stock of the Company’s preferred stock, 128,860 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in the Company’s condensed balance sheet. As of June 30, 2013, the fair value of the liability is $0.6 million based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other (expense) income in the condensed statement of operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-3 ratably over the estimated per patient treatment period beginning upon enrollment in the Extension Study, or a nine-month period. The Company recorded $0.8 million and $1.3 million of research and development expense during the three and six months ended June 30, 2013, respectively for per patient costs incurred for patients that had enrolled in the Extension Study.

As of June 30, 2013, in addition to the $0.6 million liability that is reflected in other liabilities on the condensed balance sheet that will be settled in shares of stock, as noted above, the Company has (1) an asset of $0.03 million reflected in prepaid expenses and other current assets on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend and (2) a liability of $0.4 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

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

In February 2013, the Company executed the final Work Statement NB-2 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-2, Nordic will provide clinical trial services relating to the Phase 2 Clinical Study and will be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by the Company to Nordic under the Work Statement NB-2 are denominated in both euros and U.S. dollars and total up to €3.6 million ($4.7 million) and $257,853, respectively. In addition, the Company will issue to

Nordic shares of its Series A-6 stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Services Agreement.

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

The Nordic Accruing Dividend related to the Phase 2 Clinical Study is determined based upon the estimated period that will be required to complete the Phase 2 Clinical Study. On each Accrual Date, beginning with the quarter ended December 31, 2012, the Company will recognize a liability to issue shares of Series A-6 to Nordic that is referred to as the Applicable Quarterly Amount and is equal to up to $2.9 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Phase 2 Clinical Study divided by the number of calendar quarters it will take to complete the Phase 2 Clinical Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by the Company’s board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of June 30, 2013, 25,772 shares of Series A-6 are due to Nordic in connection with the Phase 2 Clinical Study, or after the automatic conversion into common stock of the Company’s preferred stock, 257,720 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in the Company’s condensed balance sheet. As of June 30, 2013, the fair value of the liability is $1.1 million based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other (expense) income in the condensed statement of operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Study, or a nine-month period. The Company recorded $1.7 million and $3.4 million of research and development expense during the three and six months ended June 30, 2013, respectively, for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Study.

As of June 30, 2013, in addition to the $1.1 million liability that is reflected in other liabilities on the condensed balance sheet that will be settled in shares of stock, as noted above, the Company has (1) a liability of $0.2 million reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend and (2) a liability of $0.8 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

The Company is also responsible for certain pass through costs in connection with the Phase 3 Clinical Study, Extension Study and Phase 2 Clinical Study. Pass through costs are expensed as incurred or upon delivery. The Company recognized research and development expense of $0.9 million and $3.6 million for pass through costs during the three months ended June 30, 2013 and 2012, and $2.0 million and $4.9 million for the six months ended June 30, 2013 and 2012, respectively.

9. Stock-Based Compensation

A summary of stock option activity during the six months ended June 30, 2013 is as follows (in thousands, except for per share amounts):

	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	3,899	$3.10
Granted	—	—
Exercised	(12)	1.10
Cancelled	(8)	3.22
Options outstanding at June 30, 2013	3,879	$3.11	7.58	$1,568
Options exercisable at June 30, 2013	2,078	$2.57	6.82	$1,505
Options vested or expected to vest at June 30, 2013	3,727	$3.08	7.54	$1,565

The total grant-date fair value of stock options that vested during the three and six months ended June 30, 2013 was approximately $0.7 million and $1.5 million, respectively.

As of June 30, 2013, there was approximately $3.2 million of total unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average period of approximately two years.

10. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share numbers):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(19,512)	$(17,961)	$(27,817)	$(30,833)
Accretion of Preferred Stock	(4,368)	(3,456)	(7,950)	(6,810)
Loss attributable to common stockholders - basic and diluted	$(23,880)	$(21,417)	$(35,767)	$(37,643)

Denominator:
Weighted-average number of common shares used in (loss) earnings per share - basic and diluted	869,878	854,517	868,548	815,053

(Loss) earnings per share - basic and diluted	$(27.45)	$(25.06)	$(41.18)	$(46.18)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and six months ended June 30, 2013 and 2012, all of the Company’s classes of preferred stock, options to purchase common stock and warrants outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Convertible preferred stock	12,258,295	5,005,450	11,277,691	4,574,107
Options to purchase common stock	3,891,477	3,911,483	3,895,291	3,864,265
Warrants	1,324,471	15,000	673,353	15,000

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

Overview

We are a biopharmaceutical company focused on developing new therapeutics for the treatment of osteoporosis and other women’s health conditions. We have three product candidates in development, the most advanced of which is BA058. We began dosing subjects in a pivotal Phase 3 clinical study of BA058-SC, a daily subcutaneous injection of novel synthetic peptide analog of human parathyroid hormone, or hPTHrP, used for the prevention of fractures in women suffering from osteoporosis in April 2011 and completed enrollment in March 2013. We are also developing BA058-TD, a short wear time, transdermal form of BA058 that is based on a microneedle patch technology from 3M. We believe that BA058-TD may eliminate the need for injections and lead to better treatment compliance for patients. We commenced a Phase 2 clinical study of BA058-TD during the third quarter of 2012 and completed patient visits in August 2013.  We expect to receive the top-line data from this study in the third quarter of 2013. Our second clinical-stage product candidate is RAD1901, which has completed an initial Phase 2 clinical study for the treatment of vasomotor symptoms, commonly known as hot flashes, in women entering menopause. Our third product candidate, RAD140, is in preclinical development and is a potential treatment for age-related muscle loss, frailty, and weight loss associated with cancer cachexia and osteoporosis.

We currently have no product revenues and believe, that our existing resources are sufficient to fund our planned operations through the end of 2013.  Accordingly, we plan to pursue financing opportunities to address our future capital needs, including the completion of an additional private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the Federal Drug Administration, or the FDA, and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely.

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

Our efforts and resources are focused primarily on developing BA058 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any revenue from product sales unless and until we receive approval for BA058-SC from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen delays during the course of developing BA058, we do not expect to complete development and file the NDA submission for BA058-SC until approximately mid-2015 and/or BA058-TD until approximately mid-2017. Accordingly, our success depends not only on the safety and efficacy of BA058, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval. Our ability to raise this additional financing will depend on our ability to execute on the BA058 development plan, manage and coordinate, on a cost-effective basis, all the required components of the NDA submission for BA058-SC and scale-up BA058-SC and BA058-TD manufacturing capacity, as well as the overall capital market conditions for companies with limited operating histories.

In addition, we currently have no sales, marketing or distribution capabilities and thus our ability to market BA058 will depend in part on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators’ strategic interest in the products under development and such collaborators’ ability to successfully market and sell any such products. Our ability to secure collaborators for BA058 will depend on the strength of our clinical data. However, we believe that there are certain favorable trends that will interest third parties to collaborate on BA058, including increasing prevalence of osteoporosis due to an increase in the elderly population in most developed countries, increased availability and reimbursement of diagnostic facilities, growing physician and patient awareness regarding the importance of treating osteoporosis, and concerns regarding the long-term safety profiles of bisphosphonates prompting physicians to be interested in new therapies for osteoporosis. We are also evaluating strategic alternatives with respect to collaborating with third parties for the future development of RAD1901 and RAD140. Our ability to further develop these product candidates will be dependent upon the outcome of our collaboration strategy and our ability to address our liquidity requirements.

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

None of the research and development expenses in relation to our product candidates are currently borne by third parties. Our lead product candidate is BA058 and it represents the largest portion of our research and development expenses for our product candidates. We began tracking program expenses for BA058-SC in 2005, and program expenses from inception to June 30, 2013 were approximately $121.9 million. We began tracking program expenses for BA058-TD in 2007, and program expenses from inception to June 30, 2013 were approximately $26.0 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to June 30, 2013 were approximately $15.5 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to June 30, 2013 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs. Costs related to facilities, depreciation, share-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

We expect that future development costs related to the BA058-SC and BA058-TD programs will increase through possible marketing approval in the United States for BA058-SC in mid-2016 and for BA058-TD in mid-2018. For BA058-SC, we estimate that future development costs may exceed $84.0 million, including $53.0 million for clinical costs, $23.0 million for license and milestone payments and NDA filing fees, $3.0 million for preclinical costs and $5.0 million for manufacturing costs. For BA058-TD, we estimate that future development costs may exceed $35.0 million, including $25.0 million for clinical costs, $9.0 million for manufacturing costs, $1.0 million for preclinical costs and NDA filing fees. As a portion of the development costs for BA058-SC and BA058-TD are to be settled in shares of our series A-6 convertible preferred stock, the amount of future development costs will be affected by changes in the fair value of the series A-6 convertible preferred stock (see notes 6 and 8 to the condensed quarterly financial statements for the three months ended June 30, 2013).

We expect to finance the future development costs of BA058 with our existing cash and cash equivalents and marketable securities, future offerings of our common stock or preferred stock or other strategic financing opportunities. In addition, our current strategy is to collaborate with third parties for the further development and commercialization of RAD1901 and RAD140. Therefore, we do not expect that we will incur substantial future costs for these programs because we expect these costs to be borne by third parties. Our ability to further develop these product candidates will be dependent upon our ability to secure third-party collaborators, and it is not possible to project the future development costs for RAD1901 and RAD140 or possible marketing approval timeline at this time.

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

The following table sets forth our research and development expenses related to BA058-SC, BA058-TD, RAD1901 and RAD140 for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
BA058-SC	$11,902	$12,492	$23,938	$20,166
BA058-TD	3,501	1,063	7,924	2,209
RAD1901	—	—	—	—
RAD140	—	—	—	18

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, including costs of maintaining our intellectual property portfolio, and other corporate expenses. Our general and administrative expenses may increase as a result of any listing of our securities on a national securities exchange due to the higher costs of being a publically traded company.

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

Interest expense reflects interest due under our loan and security agreement, or the Credit Facility, entered into on May 23, 2011 with General Electric Capital Corporation, or GECC, as agent and lender, and Oxford Finance, as a lender. We drew $12.5 million under an initial and second term loan during the year ended December 31, 2011 and an additional $12.5 million under a third term loan during the year ended December 31, 2012. In connection with the funding of the term loans, we issued warrants to purchase up to 12,280 shares of our series A-1 convertible preferred stock at an exercise price of $81.42 per share, which exercise price, as a result of an anti-dilution adjustment effected in connection with our issuance of the Series B Shares and warrants pursuant to the Purchase Agreement, has been reduced to $76.27.

Other Income (Expense)

For the three and six months ended June 30, 2013 and 2012, other income (expense) primarily reflects changes in the fair value of the series A-6 convertible preferred stock liability from the date of the initial accrual to the reporting date as discussed in note 6 to our condensed quarterly financial statements for the three and six months ended June 30, 2013.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the three and six months ended June 30, 2013. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our financial statements.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012 (in thousands, except percentages)

	Three Months Ended
	June 30,		Change
	2013	2012	$	%

Operating expenses:
Research and development	$16,240	$14,499	$1,741	12%
General and administrative	1,444	2,179	(735)	-34%
Loss from operations	(17,684)	(16,678)	1,006	6%
Other (expense) income:
Other (expense) income, net	(1,184)	(717)	467	65%
Interest (expense) income, net	(644)	(566)	78	14%
Net Loss	$(19,512)	$(17,961)	$1,551	9%

Research and development expenses—For the three months ended June 30, 2013, research and development expense was $16.2 million compared to $14.5 million for the three months ended June 30, 2012, an increase of $1.7 million, or 12%. For the three months ended June 30, 2013, we incurred professional contract services associated with the development of BA058-SC and BA058-TD of $15.4 million, compared to $13.6 million for the three months ended June 30, 2012. This increase was primarily the result of our Phase 2 clinical study of BA058-TD, which began dosing patients in September 2012 and completed patient visits in August 2013, partially offset by a decrease in the costs associated with our Phase 3 clinical study of BA058-SC, due to a decrease in the fair value of the Series A-6 convertible preferred stock issued to Nordic for payment of services (see note 8 to our condensed quarterly financial statements for the six months ended June 30, 2013). We expect that BA058-SC expenses will be maintained or increase over the course of the clinical study. However, there will be variability from quarter to quarter in the costs for BA058-SC, driven primarily by the euro/dollar exchange rate and fluctuations in the value of the convertible preferred stock issuable to Nordic under a Stock Issuance Agreement between us and Nordic, or the Stock Issuance Agreement.

General and administrative expenses—For the three months ended June 30, 2013, general and administrative expense was $1.4 million compared to $2.2 million for the three months ended June 30, 2012, a decrease of $0.7 million, or 34%. The decrease was primarily the result of lower compensation and professional costs incurred during the three months ended June 30, 2013 as compared to the three months end June 30, 2012, as well as the recognition of a one-time nonrecurring consultation fee of approximately $0.3 million during the three months ended June 30, 2012.

Other (expense) income, net—For the three months ended June 30, 2013, other expense, net of other income, was $1.2 million. Other expense, net of other income, primarily reflects changes in the fair value of the stock liability and other liability as discussed in notes 6 and 8 to our condensed quarterly financial statements for the six months ended June 30, 2013.  The $1.2 million of other expense, net of income, as of June 30, 2013 was primarily due to an increase in the fair value of our stock liability and other liability as a result of an increase in the fair value of the underlying convertible preferred stock from March 31, 2013 to June 30, 2013.

Interest (expense) income—For the three months ended June 30, 2013, interest expense, net of interest income, was $0.6 million, which was consistent with the interest expense, net of interest income incurred during the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012 (in thousands, except percentages)

	Six Months Ended
	June 30,		Change
	2013	2012	$	%

Operating expenses:
Research and development	$33,527	$24,366	$9,161	38%
General and administrative	3,022	4,291	(1,269)	-30%
Loss from operations	(36,549)	(28,657)	7,892	28%
Other (expense) income:
Other income (expense), net	10,072	(1,184)	(11,256)	-951%
Interest (expense) income, net	(1,340)	(992)	348	35%
Net Loss	$(27,817)	$(30,833)	$(3,016)	-10%

Research and development expenses—For the six months ended June 30, 2013, research and development expense was $33.5 million compared to $24.4 million for the six months ended June 30, 2012, an increase of $9.2 million, or 38%. For the six months ended June 30, 2013, we incurred professional contract services associated with the development of BA058-SC and BA058-TD of $31.9 million, compared to $22.4 million for the six months ended June 30, 2012. This increase was primarily the result of additional expenses incurred for the enrollment of patients in our Phase 3 clinical study of BA058-SC, which began with the dosing of patients in April 2011 and completed enrollment in March 2013, and for the enrollment of patients in our Phase 2 clinical study of BA058-TD, which began dosing patients in September 2012 and completed patient visits in August 2013. We expect that BA058-SC expenses will be maintained or increase over the course of the clinical study. However, there will be variability from quarter to quarter in the costs for BA058-SC, driven primarily by the euro/dollar exchange rate and fluctuations in the value of the convertible preferred stock issuable to Nordic under the Stock Issuance Agreement.

General and administrative expenses—For the six months ended June 30, 2013, general and administrative expense was $3.0 million compared to $4.3 million for the six months ended June 30, 2012, a decrease of $1.3 million, or 30%. This decrease was primarily the result of significant fees incurred during the six months ended June 30, 2012 for consulting and legal costs associated with the filing of our first Form 10-K as a public company with the Securities and Exchange Commission and a one-time nonrecurring consultation fee of approximately $0.3 million, as well as a decrease in the amount of excise tax expense recognized during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Other income (expense)—For the six months ended June 30, 2013, other income, net of other expense, was $10.1 million. Other income, net of other expense, primarily reflects changes in the fair value of the stock liability and other liability as discussed in notes 6 and 8 to our condensed quarterly financial statements for the six months ended June 30, 2013.  The $10.1 million of other income, net of expense, as of June 30, 2013 was primarily due to a decrease in the fair value of our stock liability and other liability as a result of a decline in the fair value of the underlying convertible preferred stock from December 31, 2012 to June 30, 2013.

Interest (expense) income—For the six months ended June 30, 2013, interest expense, net of interest income, was $1.3 million compared to $1.0 million for the six months ended June 30, 2012, an increase of $0.3 million, or 35%. This increase is primarily as a result of an increase in the average debt outstanding from June 30, 2012 to June 30, 2013.

Liquidity and Capital Resources

From inception to June 30, 2013, we have incurred an accumulated deficit of $235.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities.  We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our operations through the end of 2013.  Accordingly, we plan to pursue financing opportunities to address our future capital needs, including the completion of an additional private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities.

We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5.0 million in fees associated with an option agreement. We have also borrowed $25.0 million under our Credit Facility in three term loans. Our total cash, cash equivalents and marketable securities balance as of June 30, 2013 is $41.9 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		Change
	2013	2012	$	%

Net cash (used in) provided by:
Operating activities	$(19,704)	$(22,406)	$(2,702)	-12%
Investing activities	(13,070)	4,508	(17,578)	-390%
Financing activities	38,945	11,602	27,343	236%
Net increase (decrease) in cash and cash equivalents	$6,171	$(6,296)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 was $19.7 million, which was primarily the result of a net loss of $27.8 million and $1.8 million net non-cash adjustments to reconcile net loss to net cash used in operations, partially offset by changes in working capital of $9.9 million. The $27.8 million net loss is primarily due to expenses incurred in connection with our ongoing Phase 3 clinical study of BA058-SC and our Phase 2 clinical study of BA058-TD, which commenced during the third quarter of 2012.  The $1.8 million net non-cash adjustments to reconcile net loss to net cash used in operations included a $10.1 million reduction in the fair value of our other current assets, warrant liability, stock liability and other liability as a result of a decline in the fair value of the underlying convertible preferred stock from December 31, 2012 to June 30, 2013, partially offset by $7.3 million of research and development expenses settled in stock and stock-based compensation expense of $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2012 was $22.4 million, which was primarily the result of a net loss of $30.8 million, partially offset by $7.7 million of non-cash adjustments to reconcile net loss to net cash used in operations, including $5.3 million of research and development expenses settled in stock. The $30.8 million net loss and $5.3 million of research and development expenses settled in stock were primarily due to expenses incurred in connection with our ongoing Phase 3 clinical study of BA058-SC which commenced in April 2011.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $13.1 million, as compared to net cash provided by investing activities of $4.5 million for the six months ended June 30, 2012.

The net cash used in investing activities during the six months ended June 30, 2013 was primarily a result of $17.1 million in purchases of marketable securities, partially offset by $4.0 million net proceeds received from the sale or maturity of marketable securities. The net cash provided by investing activities during the six months ended June 30, 2012 was primarily a result of $22.2 million in proceeds from the sale or maturity of marketable securities, partially offset by $17.7 million in purchases of marketable securities.

Our investing cash flows will be impacted by the timing of purchases and sales of marketable securities. All of our marketable securities have contractual maturities of less than one year. Due to the short-term nature of our marketable securities, we would not expect our operational results or cash flows to be significantly affected by a change in market interest rates.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $38.9 million, as compared to $11.6 million net cash provided by financing activities for the three months ended June 30, 2012.

Net cash provided by financing activities for the six months ended June 30, 2013 consisted of $42.9 million of net proceeds from the issuance of our Series B convertible preferred stock in April and May of 2013, partially offset by payments under our Credit Facility of $3.9 million.

Net cash provided by financing activities for the six months ended June 30, 2013 included $12.5 million of net proceeds from our Credit Facility and $0.3 million of net proceeds from stock option exercises, partially offset by $1.1 million of payments under our Credit Facility.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and potential collaboration agreements. Through June 30, 2013, almost all of our financing has been through private placements of preferred stock and borrowings under our Credit Facility. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Financings

On April 23, 2013, we entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement, or the Purchase Agreement, pursuant to which we could raise, at any time on or prior to May 10, 2013, up to approximately $60.0 million through the issuance of (1) up to 980,000 shares of its Series B preferred stock, or the Series B Shares  and (2) warrants to acquire up to 2,450,000 shares of its common stock with an exercise price of $6.142 per share. On April 23, 2013, we consummated a first closing under the Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $43.0 million, we issued 700,098 Series B Shares and warrants to purchase up to a total of 1,750,248 shares of our common stock. On May 10, 2013, we consummated a second closing under the Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $0.1 million, we issued 1,137 Series B Shares and warrants to purchase up to a total of 2,843 shares of our common stock.

Shares of the Company’s Series B convertible preferred stock, or the Series B, are convertible, in whole or in part, at the option of the holder at any time into shares of common stock, on a ten-for-one basis at an initial effective conversion price of $6.142 per share.  Holders of shares of Series B are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series B. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, including upon mandatory conversion of the Series B upon the Company’s common stock becoming listed for trading on a national stock exchange. The holders of shares of Series B are also entitled to dividends declared or paid on any shares of common stock.

The Series B Shares rank senior in payment to any other dividends payable on any and all series of our preferred stock and upon liquidation, or an event of sale, each share of Series B shall rank equally with each other share of Series B, senior to all shares of Series A-1 convertible preferred stock, Series A-2 convertible preferred stock, Series A-3 convertible preferred stock, Series A-4 convertible preferred stock, Series A-5 convertible preferred stock and Series A-6 convertible preferred stock, or collectively, our Series A Preferred Stock, and senior to all shares of common stock. In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series B are entitled to be paid first out of the assets available for distribution, before any payment is made to our Series A Preferred Stock. Payment to the holders of Series B shall consist of two (2) times the original issuance price of $61.42, plus all accrued but unpaid dividends.

Each share of Series B has the right to that number of votes per share as is equal to the number shares of common stock into which such share of Series B is then convertible.

The warrants issuable pursuant to the Purchase Agreement are exercisable at any time prior to April 23, 2018 and May 10, 2018.

The issuance of the Series B Shares and accompanying warrants under the Purchase Agreement resulted in an adjustment to the Conversion Price of the Series A-1 convertible preferred stock, Series A-2 convertible preferred stock and Series A-3 convertible preferred stock, or the Anti-Dilution Adjustment. As a result of the Anti-Dilution Adjustment, the effective conversion price of each share of Series A-1 convertible preferred stock, Series A-2 convertible preferred stock and Series A-

3 convertible preferred stock was reduced from $8.142 to $7.627. Accordingly, each share of Series A-1, Series A-2 and Series A-3 is currently convertible into 10.675 shares of our common stock.

Research and Development Agreements

BA058-SC Phase 3 Clinical Study—On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1, or the Work Statement NB-1, under such Clinical Trial Services Agreement and a related Stock Issuance Agreement, as amended to date, or the Stock Issuance Agreement. Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical study, or the Phase 3 Clinical Study, of BA058-SC and  will be compensated for such services in a combination of cash and shares of stock.

In December 2011, we entered into an amendment to the Work Statement NB-1, or the First Amendment. Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the study would be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by us to Nordic under the First Amendment are denominated in both euros and U.S. dollars and total up to €717,700 ($933,728) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to €1.2 million ($1.6 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, we entered into a second amendment to the Work Statement NB-1, or the Second Amendment. Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services to be provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($15,535) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total of up to €3.7 million ($4.8 million) and $205,540, respectively.

Pursuant to the Work Statement NB-1, we are required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Study followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts of the payments.  The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($53.5 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Study.  These payments may be adjusted based upon actual sites opened, work performed or number of patients enrolled.

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

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of series A-6 convertible preferred stock or shares of common stock if our preferred stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36.8 million ($47.9 million), or the Nordic Accruing Dividend. In the event Nordic sells the shares of series A-5 convertible preferred stock or in the event the shares of series A-5 convertible preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 convertible preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

The Nordic Accruing Dividend is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Study. On the last business day of each calendar quarter, each, an Accrual Date, beginning with the quarter ended June 30, 2011, we have a liability to issue shares of series A-6 convertible preferred stock (or common stock, after the conversion of our preferred stock into common stock) to Nordic that is referred to as the Applicable Quarterly Amount and is equal to up to €36.8 million ($47.9 million) ( subject to adjustment in accordance with the provisions of the Second Amendment for patients enrolled in India and the U.S.) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by the number of calendar quarters it will take to complete the Phase 3 Clinical Study. To calculate the aggregate number of shares due to Nordic in each calendar quarter, we converts the portion of €36.8 million ($47.9 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. We then calculate the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by our board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of June 30, 2013, 373,694 shares of our series A-6 convertible preferred stock were due to Nordic, or, after the automatic conversion into common stock of our preferred stock, 3,736,940 shares of our common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in our condensed balance sheet. As of June 30, 2013, the fair value of the liability is $16.5 million based upon the fair value of the series A-6 convertible preferred stock as determined using a probability-weighted expected return model, or PWERM (see note 6 to our quarterly condensed financial statements). Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other (expense) income in the condensed statement of operations.

We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Study, or a twenty-month period. We recorded $8.8 million and $6.9 million of research and development expense during the three months ended June 30, 2013 and 2012, respectively and $17.9 million and $11.8 million during the six months ended June 30, 2013 and 2012, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study.

As of June 30, 2013, in addition to the $16.5 million liability that is reflected in other liabilities on the condensed balance sheet for the Nordic Accruing Dividend, as noted above, we have (1) a liability of $3.2 million reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend and (2) a liability of $11.4 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

BA058-SC Phase 3 Clinical Extension Study— In February 2013, we entered into the Work Statement NB-3 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month BA058-SC Phase 3 Clinical Study, or the Extension Study, and will be compensated for such services in a combination of cash and shares of stock.  Under the terms of a Letter of Intent that we entered into with Nordic on October 22, 2012 setting forth the parties’ obligations to negotiate in good faith to enter into Work Statement NB-3, we were required to make an initial payment of €806,468 ($1.1 million).

Payments in cash to be made to Nordic under the Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €4.5 million ($5.9 million) and $579,495, respectively. In addition, we will issue to Nordic shares of our series A-6 convertible preferred stock having a value of up to €4.5 million ($5.9 million) and $0.3 million, as additional payment for services to be provided under the Work Statement NB-3 and the Services Agreement.

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

The Nordic Accruing Dividend related to the Extension Study is determined based upon the estimated period that will be required to complete the Extension Study. On each Accrual Date, beginning with the quarter ended March 31, 2013, we will recognize a liability to issue shares of series A-6 convertible preferred stock to Nordic that is referred to as the Applicable Quarterly Amount and is equal to €4.5 million ($5.9 million) and $0.3 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Extension Study divided by the number of calendar quarters it will take to complete the Extension Study. We calculate the aggregate number of shares of series A-6 convertible preferred stock to accrue in such calendar quarter by dividing the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by our board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of June 30, 2013, 12,886 shares of series A-6 convertible preferred stock are due to Nordic in connection with the Extension Study, or after the automatic conversion into common stock of our preferred stock, 128,860 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in our condensed balance sheet. As of June 30, 2013, the fair value of the liability is $0.6 million based upon the fair value of the series A-6 convertible preferred stock as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other (expense) income in the condensed statement of operations.

We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-3 ratably over the estimated per patient treatment period beginning upon enrollment in the Extension Study, or a nine-month period. We recorded $0.8 million and $1.3 million of research and development expense during the three and six months ended June 30, 2013, respectively, for per patient costs incurred for patients that had enrolled in the Extension Study.

As of June 30, 2013, in addition to the $0.6 million liability that is reflected in other liabilities on the condensed balance sheet that will be settled in shares of stock, as noted above, we have (1) an asset of $0.03 million reflected in prepaid expenses and other current assets on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend and (2) a liability of $0.4 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

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

In February 2013, we executed the final Work Statement NB-2 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-2, Nordic will provide clinical trial services relating to the Phase 2 Clinical Study and will be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by us to Nordic under Work Statement NB-2 are denominated in both euros and U.S. dollars and total up to €3.6 million ($4.7 million) and $257,853, respectively. In addition, we will issue to Nordic shares of our series A-6 preferred stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Services Agreement.

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

The Nordic Accruing Dividend related to the Phase 2 Clinical Study is determined based upon the estimated period that will be required to complete the Phase 2 Clinical Study. On each Accrual Date, beginning with the quarter ended December 31, 2012, we will recognize a liability to issue shares of series A-6 convertible preferred stock to Nordic that is referred to as the Applicable Quarterly Amount and is equal to up to $2.9 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Phase 2 Clinical Study divided by the number of calendar quarters it will take to complete the Phase 2

Clinical Study. We calculate the aggregate number of shares of series A-6 convertible preferred stock to accrue in such calendar quarter by dividing the Applicable Quarterly Amount, by the greater of (1) the fair market value as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic will be issued when declared or paid by our board of directors, who are required to do so upon Nordic’s request, or upon an event of sale. As of June 30, 2013, 25,772 shares of series A-6 convertible preferred stock are due to Nordic in connection with the Phase 2 Clinical Study, or after the automatic conversion into common stock of our preferred stock, 257,720 shares of common stock.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock is being accounted for as a liability in our condensed balance sheet. As of June 30, 2013, the fair value of the liability is $1.1 million based upon the fair value of the series A-6 convertible preferred stock as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the shares are recorded as a gain or loss in other (expense) income in the condensed statement of operations.

We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Study, or a nine-month period. We recorded $1.7 million and $3.4 million of research and development expense during the three and six months ended June 30, 2013, respectively, for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Study.

As of June 30, 2013, in addition to the $1.1 million liability that is reflected in other liabilities on the condensed balance sheet that will be settled in shares of stock, as noted above, we have (1) a liability of $0.2 million reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in the form of a stock dividend and (2) a liability of $0.8 million that is reflected in accrued expenses and other current liabilities on the condensed balance sheet resulting from services provided by Nordic which are payable in cash.

We are also responsible for certain pass through costs in connection with the Phase 3 Clinical Study, Extension Study and Phase 2 Clinical Study. Pass through costs are expensed as incurred or upon delivery. We recognized research and development expense of $0.9 million and $3.6 million for pass through costs during the three months ended June 30, 2013 and 2012, and $2.0 million and $4.9 million for the six months ended June 30, 2013 and 2012, respectively.

License Agreement Obligations

BA058

In September 2005, we exclusively licensed the worldwide rights (except Japan) to BA058 and analogs from an affiliate of Ipsen Pharma SAS, or Ipsen, including US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims BA058 and US Patent No. 6,544,949, (effective filing date March 26, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims methods of treating osteoporosis using BA058 and pharmaceutical compositions comprising BA058, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to BA058, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770, (effective filing date October 3, 2007, statutory term extended to March 26, 2028 with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO), US Patent No. 8,148,333 (effective filing date October 3, 2007, statutory term extended to November 8, 2027 with 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide  that cover the method of treating osteoporosis using the Phase 3 clinical study dosage strength and form. In consideration for the rights to BA058 and in recognition of certain milestones having been met as of December 31, 2011, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($13.0 million to $46.8 million). Should BA058 become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense BA058 to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The date of the last to expire of the BA058 patents, barring any extension thereof, is expected to be March 26, 2028. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

We are also exposed to market risk related to changes in interest rates. As of June 20, 2013 and December 31, 2012, we had cash, cash equivalents and short-term investments of $41.9 million and $22.7 million, respectively, consisting of money market funds, U.S. Treasuries, Certificates of Deposit and cash equivalents. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our short-investments until maturity, and therefore we would not expect our operations results or cash flows to be affected by any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. As of June 30, 2013, we do not have any hard to value investment securities or securities for which a market is not readily available or active.

We are also exposed to market risk related to changes in the value of our common stock and convertible preferred stock.  Fluctuations in the fair value of our common stock and convertible preferred stock affect the value of our warrant liability, stock asset, stock liability and other liability, which as of June 30, 2013 were valued at approximately $2.0 million, $0.03 million, $3.4 million and $18.2 million, respectively.

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the Food and Drug Administration, or FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are BA058, RAD1901 and RAD140, and none of these products candidates is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, borrowings, licensing fees and grants and, potentially, future offerings of our securities. We believe that our existing resources as of June 30, 2013 will be sufficient to fund our planned operations through the end of 2013.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. If we fail to obtain additional capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

We are not currently profitable and may never become profitable.

We have a history of net losses and expect to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. We had net losses of $27.8 million for the six months ended June 30, 2013 and $69.1 million and $42.5 million during the years ended December 31, 2012 and 2011, respectively. As of June 30, 2013, we had an accumulated deficit of $235.6 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

BA058-SC is our only product candidate in late-stage clinical development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market BA058-SC in the United States unless and until we receive approval of a New Drug Application, or NDA from the Food and Drug Administration, or FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. In addition, the approval of BA058-TD as a follow-on product is dependent on the earlier approval of BA058-SC. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and any approval of BA058-SC may be delayed, limited or denied for many reasons, including:

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

Before we submit an NDA to the FDA for BA058 as a treatment for osteoporosis, we must complete several additional studies, including, but not limited to, our pivotal Phase 3 study based upon 18-month fracture data, a thorough QT Phase 1 study, a Phase 1 pharmacokinetic, or PK, study in renal patients, a Phase 1 absolute bioavailability PK study, several drug interaction studies, a carcinogenicity study in rats, and bone quality studies in rats and monkeys. Not all of these required studies have been commenced and the results of these studies will have an important bearing on the approval of BA058. In addition to fracture and bone mineral density, or BMD, our pivotal Phase 3 study will measure a number of other potential safety indicators which will have an important bearing on the approval of BA058. At an interim preliminary analysis of histopathology of pre-terminal rats in our rat carcinogenicity study, which includes BA058 and hPTH(1-34), a daily subcutaneous injection of human parathyroid hormone as a positive control, we have observed osteosarcomas in both the BA058 and hPTH(1-34) treated groups. The final results from the rat carcinogenicity study may show that BA058 dosing results in more osteosarcomas than PTH, at similar exposure multiples to the human therapeutic dose, which may have a material adverse bearing on approval of BA058.

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

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates, including BA058, RAD1901 and RAD140, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review, such as the request we received from the FDA with respect to providing a minimum of 24-month fracture data for approval of BA058. Delays in obtaining regulatory approvals may:

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

Except for BA058, each of our other product candidates, which are RAD1901 and RAD140, is in the early stages of development and requires extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA will be accepted.

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

Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. For example, our Phase 3 study of BA058-SC for fracture prevention may not replicate the positive efficacy results with respect to bone mineral density obtained in our Phase 2 study.

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

In consideration of Nordic’s management of our Phase 3 study, we agreed to make various cash payments to Nordic denominated in both euros and U.S. dollars over the course of the Phase 3 study equal to a total of up to approximately €41.2 million ($53.5 million) and a total of up to approximately $3.2 million. We also agreed to sell shares of capital stock to Nordic that were exchanged in the Merger for 6,443 shares of our Series A-5 preferred stock for proceeds of approximately $0.5 million. These shares of our Series A-5 preferred stock will automatically convert into 64,430 shares of our common stock upon the listing of our common stock on a national securities exchange. Pursuant to the terms of our agreements with Nordic, we will also issue to Nordic shares of stock with an aggregate value of up to €36.8 million ($47.9 million). These shares of stock accrue at a quarterly rate based on the progress of the Phase 3 clinical study and are issuable at a price per share equal to the greater of $8.142 or the 20-day average of the closing price of our common stock at any time after our common stock is publicly traded. The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control, including any negative outcome of the Phase 3 study. Accordingly, the shares of stock that we will issue to Nordic in consideration of Nordic’s management of the Phase 3 study may be less than the full value contemplated under our agreements with Nordic. As a result, the total consideration that Nordic will receive in cash and stock may be viewed to be below the market price paid by other companies for comparable clinical trial services.

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

The market for our product candidates is characterized by intense competition and rapid technological advances. If any of our product candidates receives FDA approval, it will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. If we fail to develop BA058-TD, our commercial opportunity for BA058 will be limited. Existing or future competing products may provide greater therapeutic convenience, clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

•                  private health maintenance organizations and health insurers; and

•                  other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate to cover such drug. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our product candidates, once approved, market acceptance of such product could be reduced.

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

We and 3M are co-assignees to an international patent application and corresponding U.S. patent applications with a priority date of April 20, 2012 which cover various aspects of BA058 for microneedle application. Any issued claims resulting from these applications will expire no earlier than 2032. However, pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of claimed inventions are not always predictable. Additional intellectual property covering BA058-TD technology exists in the form of proprietary information contained by trade secrets. These can be accidentally disclosed to, independently derived by or misappropriated by competitors, possibly reducing or eliminating the exclusivity advantages of this form of intellectual property, thereby allowing those competitors more rapid entry into the marketplace with a competitive product thus reducing our marketing advantage of BA058-TD. In addition, trade secrets may in some instances become publicly available required disclosures in regulatory files. Alternatively, competitors may sometimes reverse engineer a product once it becomes available on the market. Even where a competitor does not use an identical technology for the delivery of BA058, it is possible that they could achieve an equivalent or even superior result using another technology. Such occurrences could lead to either one or more alternative competitor products available on the market and/or one or more generic competitor products on the market with a corresponding decrease in market share and/or price for BA058-TD.

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

In addition to our patented technology and products, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to them, such as our employees, corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

We may seek listing of our common stock on a national securities exchange or quotation of our common stock on the OTCBB. However, there is no assurance we will be able to meet the initial listing standards of either of those or any other stock exchange or automated quotation systems, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange or automated quotation system. An investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock while our common stock is listed on the OTCBB. If our common stock is listed on the OTCBB, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further limit its liquidity. This would also make it more difficult for us to raise additional capital.

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

The sale, or availability for sale, of our common stock in the public market pursuant to a resale registration statement may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. In the past, we have maintained a resale registration statement to register the resale of a significant number of shares of our common stock and may be required to do so in the future. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there would be a large number of shares registered pursuant to the registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to such a registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.

As a public reporting company, we are subject to the Sarbanes-Oxley Act, as well as the information and reporting requirements of the Exchange Act and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders, cause our expenses to be higher than they would be if we were privately held. We are not currently subject to Section 404 of the Sarbanes-Oxley Act, but may be subject to Section 404 in the future. Section 404 may require us, on an annual basis, to review and evaluate our internal controls, and may require our independent auditors to attest to the effectiveness of our internal controls. Any failure by us to maintain the effectiveness of our internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse effect on our business, operating results and stock price.

For so long as shares of our preferred stock remain outstanding, if we are sold in a transaction yielding less than the liquidation preference payable in the aggregate to holders of outstanding preferred stock, holders of our common stock may not receive any proceeds from such transaction and may lose their investment entirely.

As of July 30, 2013, we had outstanding 879,370 shares of common stock; 701,235 shares of series B preferred stock; 939,612 shares of series A-1 preferred stock; 983,208 shares of series A-2 preferred stock; 142,227 shares of series A-3 preferred stock; 3,998 shares of series A-4 preferred stock; 6,443 shares of series A-5 preferred stock; warrants to acquire 14,734 shares of series A-1 preferred stock; and warrants to acquire 1,753,357 shares of common stock. As more fully described herein and in our Certificate of Incorporation, holders of shares of our preferred stock outstanding at the time of a sale or liquidation will have a right to receive proceeds, if any, from any such transactions, before any payments are made to holders of our common stock. In the event that there are not enough proceeds to satisfy the entire liquidation preference of our preferred stock, holders of our common stock will receive nothing in respect of their equity holdings.

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

As of June 30, 2013, our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, owned, in the aggregate, substantially all of our outstanding voting stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                            Defaults Upon Senior Securities

None.

Item 4.                            Mine Safety Disclosures

None.

Item 5.                            Other Information

None.

Item 6.                            Exhibits.

The following is an index of the exhibits included in this report:

Exhibit No.		Description

3.1	(1)

Certificate of Incorporation, as amended, including the Certificate of Designations of Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock, Series A-5 Convertible Preferred Stock and Series A-6 Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on May 17, 2011, as amended, and the Certificate of Designations of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on April 23, 2013.

4.1	(1)	Third Amended and Restated Stockholders’ Agreement, dated April 23, 2013, by and among the Company and the stockholders party thereto.

10.1	(1)	Series B Convertible Preferred Stock and Warrant Purchase Agreement, dated April 23, 2013, by and among the Company and the Investors listed therein.

10.2	(1)	Form of Warrant to Purchase Shares of Common Stock issued by the Company to certain investors and attached schedule with details.

10.3	(1)	Indemnification Agreement, dated April 23, 2013, by and between the Company and Owen Hughes.

10.4	(1)	Indemnification Agreement, dated April 23, 2013, by and between the Company and Morana Jovan-Embiricos.

10.5	(2)	Radius Health, Inc. 2011 Equity Incentive Plan, as amended.

10.6	(3)	Radius Health, Inc. 2013 Employee Bonus Plan.

31.1	(4)

Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended June 30, 2013.

31.2	(4)

Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended June 30, 2013.

32.1	(4)	Certification of the Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(4)	XBRL Instance Document

101.SCH	(4)	XBRLTaxonomy Extension Schema Document

101.CAL	(4)	XBRLExtension Calculation Linkbase Document

101.LAB	(4)	XBRLTaxonomy Extension Labels Linkbase Document

101.PRE	(4)	XBRLTaxonomy Extension Presentation Linkbase Document

101.DEF	(4)	XBRLTaxonomy Extension Definition Linkbase Document

(1)   Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2013.

(2)         Incorporated by reference to our Current Report on Form 8-K filed on June 7, 2013.

(3)         Incorporated by reference to our Current Report on Form 8-K filed on June 26, 2013.

(4)         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ Michael S. Wyzga
Michael S. Wyzga
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013

RADIUS HEALTH, INC.

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 9, 2013