Form 10-K
period 2013-12-31
Radius Health, Inc.
filed 2014-02-26
CIK 1428522

Use these links to rapidly review the document
Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         Number of shares outstanding of the registrant's common stock, par value $0.0001 per share, as of February 26, 2014: 879,370

 Radius Health, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013

INDEX

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report, including in the sections titled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "continue," "should," "would," "could," "potentially," "will," "may" or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward- looking statements in this Annual Report on Form 10-K may include, among other things, statements about:

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

  •
  our ability to manufacture sufficient amounts of abaloparatide, RAD1901 and RAD140 for commercialization activities with target characteristics;

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

 CURRENCY AND CONVERSIONS

        In this report, references to "dollar" or "$" are to the legal currency of the United States, and references to "euro" or "€" are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of December 31, 2013, which was €1.00 = $1.3779. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

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

Overview

        We are a science-driven biopharmaceutical company focused on developing novel differentiated therapeutics for patients with osteoporosis as well as other serious endocrine-mediated diseases. Our lead product candidate is abaloparatide (BA058), a bone anabolic for the treatment of osteoporosis delivered via subcutaneous injection, which we refer to as Abaloparatide-SC. We are currently in Phase 3 development of Abaloparatide-SC and expect to announce top-line data from this study in late 2014. If the results are positive, we plan to submit a new drug application, or NDA, in the United States, and a marketing authorization application, or MAA, in Europe, in mid-2015. We hold worldwide commercialization rights to Abaloparatide-SC, other than in Japan, and with a favorable regulatory outcome, we anticipate our first commercial sales of Abaloparatide-SC will take place in 2016. We are leveraging our investment in Abaloparatide-SC to develop Abaloparatide-TD. We expect this line extension will provide improved patient convenience by enabling administration of abaloparatide through a short-wear-time transdermal patch. We have recently completed a successful Phase 2 proof of concept study.

        Our current clinical product portfolio also includes a novel oral agent, RAD1901, a selective estrogen receptor down-regulator/degrader, or SERD. We are developing RAD1901 at higher doses for the treatment of breast cancer brain metastases, or BCBM, and at lower doses as a selective estrogen-receptor modulator, or SERM, for the treatment of vasomotor symptoms such as hot flashes. In 2014, we expect to commence a Phase 1 clinical trial to evaluate RAD1901 for the treatment of BCBM, and we previously completed a successful Phase 2 clinical trial of RAD1901 for the treatment of vasomotor symptoms.

Abaloparatide

        Abaloparatide is a novel synthetic peptide analog of parathyroid hormone-related protein, or PTHrP, that we are developing as a bone anabolic treatment for osteoporosis. Osteoporosis is a disease that affects nearly 10 million people in the United States, with an additional approximately 43 million people at increased risk for the disease. It is characterized by low bone mass and structural deterioration of bone tissue, which leads to greater fragility and an increase in fracture risk. Anabolic agents, like Forteo (teriparatide), are used to increase bone mineral density, or BMD, and to reduce the risk of fracture. We believe abaloparatide has the potential to increase BMD and bone quality to a greater degree and at a faster rate than other approved drugs for the treatment of osteoporosis. We are developing two formulations of abaloparatide:

  •
  Abaloparatide-SC is an injectable subcutaneous formulation of abaloparatide. In August 2009, we announced positive Phase 2 data that showed Abaloparatide-SC produced faster and greater BMD increases at the spine and the hip with substantially less hypercalcemia than Forteo (teriparatide), which is the only approved subcutaneous injectable anabolic agent for the treatment of osteoporosis in the United States. A subsequent Phase 2 clinical trial announced in January 2014 also confirmed the results of our first clinical trial by demonstrating that Abaloparatide-SC produces BMD increases from baseline in the spine and hip that are comparable to our earlier Phase 2 clinical trial. In April 2011, we commenced a Phase 3 clinical trial of Abaloparatide-SC. Enrollment was completed in March 2013, and we expect to announce top-line data at the end of the fourth quarter of 2014. Assuming a favorable outcome, we plan to use the results from this Phase 3 clinical trial to support a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and believe we could obtain approval of the NDA in 2016.

  •
  Abaloparatide-TD is a line extension of Abaloparatide SC in the form of a convenient, short-wear-time (approximately five minutes) transdermal patch. In a recent Phase 2 clinical trial, Abaloparatide-TD demonstrated a statistically significant mean percent increase from baseline in BMD as compared to placebo at the lumbar spine and at the hip. These results demonstrated a clear proof of concept by achieving a dose dependent increase in BMD. Following additional formulation development work, we intend to advance an optimized Abaloparatide-TD product in additional clinical studies and to a Phase 3 bridging study and to subsequently submit for approval. We hold worldwide commercialization rights to Abaloparatide-TD technology.

RAD1901

        RAD1901 is a SERD that we believe crosses the blood-brain barrier and that we are evaluating for the treatment of BCBM. RAD1901 has been shown to bind with good selectivity to the estrogen receptor and to have both estrogen-like and estrogen-antagonistic effects in different tissues. In many cancers, hormones, like estrogen, stimulate tumor growth and a desired therapeutic goal is to block this estrogen-dependent growth while inducing apoptosis of the cancer cells. SERDs are an emerging class of endocrine therapies that directly induce estrogen receptor, or ER, degradation, enabling them to remove the estrogen growth signal in ER-dependent tumors without allowing ligand-independent resistance to develop. There is currently only one SERD, Faslodex (fulvestrant), approved for the treatment of hormone-receptor positive metastatic breast cancer; however, for patients with brain metastases (BCBM), there are no approved targeted therapies that cross the blood-brain barrier. We believe there is a significant opportunity for RAD1901 to be the first ER-targeted therapy that crosses the blood-brain barrier to more effectively treat ER-positive BCBM and potentially reduce both intracranial and extracranial BCBM tumors. We intend to commence a Phase 1 clinical trial in 2014 to evaluate high-dose RAD1901 for the treatment of BCBM.

        We are also developing RAD1901 at lower doses as a selective estrogen receptor modulator, or SERM, for the treatment of vasomotor symptoms. Historically, hormone replacement therapy, or HRT, with estrogen or progesterone was considered the most efficacious approach to relieving menopausal symptoms such as hot flashes. However, because of the concerns about the potential long-term risks and contraindications associated with HRT, we believe a significant need exists for new therapeutic treatment options to treat vasomotor symptoms. In a Phase 2 proof of concept study, RAD1901 at lower doses demonstrated a reduction in the frequency and severity of moderate and severe hot flashes. We believe RAD1901 is an attractive candidate for advancement into Phase 2b development as a treatment for vasomotor symptoms.

Our Opportunity

Osteoporosis

        Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, which leads to greater fragility and an increase in fracture risk. All bones become more fragile and susceptible to fracture as the disease progresses. People tend to be unaware that their bones are getting weaker, and a person with osteoporosis can fracture a bone from even a minor fall. The debilitating effects of osteoporosis have substantial costs. Loss of mobility, admission to nursing homes and dependence on caregivers are all common consequences of osteoporosis. The prevalence of osteoporosis is growing and, according to the National Osteoporosis Foundation, or NOF, is significantly under-recognized and under-treated in the population. While the aging of the population is a primary driver of an increase in cases, osteoporosis is also increasing from the use of drugs that induce bone loss, such as chronic use of glucocorticoids and aromatase inhibitors that are increasingly used for breast cancer and the hormone therapies used for prostate cancer.

        The NOF, has estimated that 10 million people in the United States, composed of eight million women and two million men, already have osteoporosis, and another approximately 43 million have low bone mass placing them at increased risk for osteoporosis. In addition, the NOF has estimated that osteoporosis is responsible for more than two million fractures in the United States each year resulting in an estimated $19 billion in costs annually. The NOF expects that the number of fractures in the United States due to osteoporosis will rise to three million by 2025, resulting in an estimated $25.3 billion in costs each year. Worldwide, osteoporosis affects an estimated 200 million women according to the International Osteoporosis Foundation, or IOF, and causes more than 8.9 million fractures annually, which is equivalent to an osteoporotic fracture occurring approximately every three seconds. The IOF has estimated that 1.6 million hip fractures occur worldwide each year, and by 2050 this number could reach between 4.5 million and 6.3 million. The IOF estimates that in Europe alone, the annual cost of osteoporotic fractures could surpass €76 billion by 2050.

        There are two main types of osteoporosis drugs currently available in the United States, anti-resorptive agents and anabolic agents. Anti-resorptive agents act to prevent further bone loss by inhibiting the breakdown of bone, whereas anabolic agents stimulate bone formation to build new, high-quality bone. According to industry sources, sales of these drugs in the United States, Japan and the five major markets in Europe exceeded $6 billion in 2011. We believe there is a large unmet need in the market for osteoporosis treatment because existing therapies have shortcomings in efficacy, tolerability and convenience. For example, one current standard of care, bisphosphonates, an anti-resorptive agent, has been associated with infrequent but serious adverse events, such as osteonecrosis of the jaw and atypical fractures, especially of long bones. These side effects, although uncommon, have created increasing concern with physicians and patients. Many physicians are seeking alternatives to bisphosphonates. The two primary alternatives to bisphosphonates that are approved for the treatment of osteoporosis, Lilly's Forteo and Amgen's Prolia, had reported sales of approximately $1.2 billion and $700 million, respectively, in 2013. Forteo, a 34 amino acid recombinant peptide of human parathyroid hormone, is the only anabolic drug approved in the United States for the treatment of osteoporosis. We believe there is a significant opportunity for an anabolic agent that is able to increase BMD to a greater degree and at a faster rate than other approved drugs for the treatment of osteoporosis with added advantages in convenience and safety.

  Our Solution—Abaloparatide

        Abaloparatide is a novel synthetic peptide analog of PTHrP that we are developing as a bone anabolic treatment for osteoporosis. PTHrP, unlike parathyroid hormone, is critical in the formation of the skeleton, is involved in the regulation of bone formation and is able to rebuild bone with low associated risk of inducing the presence of too much calcium in the blood, known as hypercalcemia, as a side effect. We believe that abaloparatide is the most advanced PTHrP analog in clinical development for the treatment of osteoporosis and that it can provide the following advantages over other current standard of care treatments for osteoporosis:

  •
  improved efficacy—greater bone build at hip and spine;

  •
  faster benefit for building bone;

  •
  shorter treatment duration;

  •
  less hypercalcemia;

  •
  no additional safety risks; and

  •
  no refrigeration required in use.

        Abaloparatide-SC.    In August 2009, we announced positive Phase 2 data that showed Abaloparatide-SC produced faster and greater BMD increases at the spine and the hip with substantially less hypercalcemia than Forteo, the only approved anabolic agent for the treatment of osteoporosis in the United States. Specifically, our study demonstrated that total hip BMD showed a more than five-fold benefit of Abaloparatide-SC at a dose of 80µg over Forteo after 24 weeks. Abaloparatide-SC at 80µg increased mean lumbar spine BMD by 6.7% at 24 weeks, compared to 5.5% with Forteo, and by 12.9% at 48 weeks, compared to 8.6% with Forteo. A subsequent Phase 2 clinical trial announced in January 2014 also confirmed the results of the first clinical trial by demonstrating that Abaloparatide-SC produces increases in BMD from baseline in the spine and hip that are comparable to the earlier Phase 2 trial. In April 2011, we began dosing patients in a pivotal, multinational Phase 3 clinical trial designed to show that Abaloparatide-SC prevents new vertebral fracture compared to placebo. We completed enrollment in this Phase 3 clinical study in March 2013 and expect to report top-line 18-month fracture data at the end of the fourth quarter of 2014. If the data from this Phase 3 clinical trial are positive, we plan to submit the NDA and the MAA for Abaloparatide-SC in mid-2015. We expect commercial launch to follow in 2016 in the United States, if and when the FDA approves the NDA for Abaloparatide-SC, and in the EU if and when an MAA for Abaloparatide-SC is approved.

        Abaloparatide-TD.    Abaloparatide-TD is a convenient, short-wear-time transdermal patch formulation of abaloparatide with Phase 2 clinical results suggesting efficacy, safety and tolerability in the treatment of osteoporosis. In January 2014, we reported positive results from a Phase 2 clinical trial of Abaloparatide-TD which showed at each dose there was a statistically significant mean percent increase from baseline in BMD, as compared to placebo, at the lumbar spine. Additionally, at the 100 µg and 150 µg doses, there was a statistically significant mean percent increase from baseline in BMD, as compared to placebo, at the hip. In addition, there was a consistent dose effect observed with increasing doses of Abaloparatide-TD, with a statistically significant dosing trend seen for changes in both spine and total hip BMD. As a result, we believe that by offering an alternative to daily injections, Abaloparatide-TD, if approved, could further improve patient outcomes by increasing patient acceptance.

        We currently plan to optimize Abaloparatide-TD to achieve efficacy comparable to that of Abaloparatide-SC. If Abaloparatide-SC is approved by the FDA, we believe that we will only need to conduct a single non-inferiority Phase 3 clinical trial comparing the change in lumbar spine BMD at 12 months for patients dosed with Abaloparatide-TD to patients dosed with Abaloparatide-SC to show that the effect of Abaloparatide-TD treatment is comparable to that of Abaloparatide-SC. If our clinical trials of Abaloparatide-SC and Abaloparatide-TD are successful, we expect to seek marketing approval of Abaloparatide-TD as a line extension of Abaloparatide-SC. The FDA approval of Abaloparatide-TD, and the timing of any such approval, is dependent upon the approval of Abaloparatide-SC.

Metastatic Breast Cancer

        According to the World Health Organization, breast cancer is the second most common cancer in the world and the most prevalent cancer in women, accounting for 16% of all female cancers. The major cause of death from breast cancer is metastases, most commonly to the bone, liver, lung and brain. About 5% of patients have distant metastases at the time of diagnoses, and these patients have a 5-year survival rate of only 24%, compared with a greater than 98% survival rate for patients with only local disease. Importantly, even patients without metastases at diagnosis are at risk for developing metastases over time.

        Approximately, 70% of breast cancers express the estrogen receptor, or ER, and depend on estrogen signaling for growth and survival. There are three main classes of therapies for ER-positive tumors available: aromatase inhibitors, or AIs; SERMs; and SERDs. AIs, which block the generation of estrogen, and SERMs, which selectively inhibit an ER's ability to bind estrogen, both block ER-dependent signaling but leave functional ERs present on breast cancer cells. For this reason, although these classes of drugs are effective as adjuvants for breast cancer, patients' tumors often acquire resistance to them by developing the ability to signal through the ER in a ligand-independent manner. SERDs, in contrast, are an emerging class of endocrine therapies that directly induce ER degradation. Therefore, these agents should be able to treat ER-dependent tumors without allowing ligand-independent resistance to develop, and they should also be able to act on AI- and SERM-resistant ER-positive tumors. Symptomatic BCBM occur in 10% to 16% of patients with metastatic breast cancer and are associated with particularly high morbidity and mortality. Current standard of care involves a combination of whole-brain radiotherapy, surgery or stereotactic radiosurgery, depending on the clinical context. These treatments are often only marginally effective, and are themselves associated with significant morbidity and mortality.

        There is currently only one SERD approved for the treatment of ER-positive metastatic breast cancer, but there are no approved targeted therapies that cross the blood-brain barrier and can treat patients with ER-positive BCBM. We believe a significant opportunity exists for a SERD that can cross the blood-brain barrier to more effectively treat ER-positive BCBM and potentially delay or eliminate the need for radiation or surgery.

  Our Solution—RAD1901

        We are developing RAD1901 as a high-dose SERD in an oral formulation in Phase 1 clinical development for the treatment of BCBM. RAD1901 has been shown to bind with good selectivity to the estrogen hormone receptor and to have both estrogen-like and estrogen-antagonist effects in different tissues. In cell culture, RAD1901 does not stimulate replication of breast cancer cells, and antagonizes the stimulating effects of estrogen on cell proliferation. Furthermore, in breast cancer cell lines a dose dependent down regulation of ER, has been observed, a process we have shown to involve proteosomal mediated degradation pathway. In a model of breast cancer in which human breast cancer cells are implanted in mice and allowed to establish tumors in response to estrogen treatment, we have shown that treatment with RAD1901 results in decreased tumor growth. Studies with RAD1901 have established the pharmacokinetic profile, including demonstration of good oral bioavailability and the ability of RAD1901 to cross the blood-brain barrier, with therapeutic levels detectable in the brain. We believe that RAD1901 could offer the following advantages over other current standard of care treatments for BCBM:

  •
  ability to penetrate the blood-brain barrier;

  •
  oral administration; and

  •
  treatment of hormone-resistant breast cancers.

        In late 2014, we intend to advance the development of high-dose RAD1901 for the treatment of ER-positive BCBM with the initiation of a Phase 1b clinical trial.

Vasomotor symptoms

        Vasomotor symptoms, such as hot flashes and night sweats, are common during menopause, with up to 85% of women experiencing them during the menopause transition, for a median duration of four years. In 2010, approximately 11.5 million women in the United States were in the 45 to 49 year age range upon entering perimenopause/menopause. In addition, most women receiving systemic therapy for breast cancer suffer hot flashes, often with more severe or prolonged symptoms than women experiencing natural menopause. These symptoms can disrupt sleep and interfere with quality of life. An estimated two million women go through menopause every year in the United States, with a total population of 50 million postmenopausal women.

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

  Our Solution—RAD1901

        We are developing RAD1901 as a low dose SERM in an oral formulation for the treatment of vasomotor symptoms. We conducted a Phase 2 proof of concept study in 100 healthy perimenopausal women using four doses of RAD1901—10 mg, 25 mg, 50 mg and 100 mg—and placebo. While a classic dose-response effect was not demonstrated, at the 10 mg dose level RAD1901 achieved a statistically significant reduction in the frequency of moderate and severe hot flashes both by linear trend test and by comparison to placebo and in overall hot flashes at either the two-, three- or four-week time-points. A similar reduction in composite score—frequency × severity of hot flashes—was identified at all time-points, with a statistically significant difference from placebo achieved at the two-, three- or four-week time-points.

        We anticipate our next clinical study will be a Phase 2b study conducted in approximately 200 perimenopausal women experiencing a high frequency of hot flashes at baseline. The main study endpoints would be an assessment of the change in the frequency and severity of moderate and severe hot flashes.

Our Strategy

        Our goal is to become a leading provider of therapeutics for osteoporosis and other serious endocrine-mediated diseases. To achieve this goal we plan to:

  •
  Advance the development and obtain regulatory approval of Abaloparatide-SC.  We are evaluating Abaloparatide-SC in an ongoing Phase 3 clinical trial for the treatment of osteoporosis and expect to report top-line 18-month fracture data at the end of the fourth quarter of 2014. If the results are positive, we plan to submit an NDA for Abaloparatide-SC in the United States, and an MAA in the European Union, in mid-2015.

  •
  Extend the lifecycle of abaloparatide through the continued development of Abaloparatide-TD.  We are developing Abaloparatide-TD as a short-wear-time transdermal patch and we anticipate, pending a favorable regulatory outcome, commercial launch two to three years after the first commercial sale of Abaloparatide-SC. If Abaloparatide-SC is approved by the FDA, we believe that we will only need to conduct a single non-inferiority Phase 3 clinical trial comparing the change in BMD for patients dosed with Abaloparatide-TD as compared to patients dosed with Abaloparatide-SC. If our clinical trials of Abaloparatide-SC and Abaloparatide-TD are successful, we expect to seek marketing approval of Abaloparatide-TD as a line extension of Abaloparatide-SC.

  •
  Establish internal sales and marketing capabilities to commercialize our product candidates in the United States. We currently plan to commercialize any of our approved product candidates by developing an internal sales force focused on specialists in core strategic markets in the

    United States. We believe that we can effectively target those markets using a sales force of approximately 150 representatives and that by doing so we can achieve a greater return on our product investment than if we license our products to third parties for sale. We plan to expand the use of our products to primary care physicians through selective co-promotion partnerships. Our management team has experience commercializing products in these core strategic markets, and understands the relevant sales, marketing and reimbursement requirements.

  •
  Selectively pursue collaborations to commercialize our product candidates outside the United States. We intend to seek to enter into one or more collaborations for the commercialization of our approved product candidates in strategic markets in Europe and in other countries worldwide.

  •
  Continue to expand our product portfolio.  We plan to leverage our drug development expertise to discover and develop additional product candidates focused on serious endocrine-related diseases and conditions, including the development of RAD1901 as a potential treatment for ER-positive BCBM. We may also consider opportunistically expanding our product portfolio through in-licensing, acquisitions or partnerships.

Our Product Candidates

        The following table identifies the product candidates in our current product portfolio, their proposed indication and stage of development:

Abaloparatide

Overview

        Abaloparatide is a novel synthetic peptide analog of parathyroid hormone-related protein, or PTHrP, that we are developing as a bone anabolic treatment for osteoporosis. PTHrP, unlike PTH, is critical in the formation of the skeleton, is involved in the regulation of bone formation and is able to rebuild bone with low associated risk of inducing the presence of too much calcium in the blood, known as hypercalcemia, as a side effect. Human PTHrP (a protein of 139 to 173 amino acids) is different from PTH (a protein of 84 amino acids) in its structure and role. In 2009, the medical journal, Nature Chemical Biology, published the results of a study indicating that PTH (which primarily regulates calcium homeostasis and bone resorption) and PTHrP activate the same parathyroid hormone receptor, or PTHR1, but produce divergent effects in bone due to differences in receptor conformation selectivity, receptor localization and downstream cell signaling. Forteo is a 34 amino acid recombinant peptide of human parathyroid hormone. We believe that abaloparatide is the most advanced PTHrP analog in clinical development for the treatment of osteoporosis. We acquired and maintain exclusive worldwide rights, excluding Japan, to certain patents, data and technical information related to abaloparatide through a license agreement with an affiliate of Ipsen Pharma SAS, or Ipsen.

        We are developing abaloparatide for the prevention of fractures in postmenopausal women at risk of fracture from severe osteoporosis. Recognizing both the therapeutic potential of abaloparatide in this indication as well as the drawbacks inherent in self-injection therapies in this population, we are also developing Abaloparatide-TD for transdermal administration of the product using a microneedle technology from 3M. We plan to develop and register Abaloparatide-SC as our lead product, with Abaloparatide-TD as a line extension that provides greater patient convenience. We believe the ability of Abaloparatide-TD to capitalize on the more extensive fracture study data of Abaloparatide-SC will allow the patch product to be accelerated through later-phase development without requiring its own fracture study.

Abaloparatide-SC

        We are developing Abaloparatide-SC as a once daily sub-cutaneous injection of abaloparatide for the treatment of osteoporosis. We have completed two Phase 2 clinical trials of Abaloparatide-SC. We announced results from our first Phase 2 clinical trial in August 2009, which showed that Abaloparatide-SC produced faster and greater BMD increases at the spine and the hip with substantially less hypercalcemia than Forteo, the only approved anabolic agent for the treatment of osteoporosis in the United States. Specifically, our study demonstrated that total hip BMD showed a more than five-fold benefit of Abaloparatide-SC at a dose of 80µg over Forteo after 24 weeks. Abaloparatide-SC at 80µg increased mean lumbar spine BMD by 6.7% at 24 weeks, compared to 5.5% with Forteo, and by 12.9% at 48 weeks, compared to 8.6% with Forteo. In January 2014, we reported positive data from a second Phase 2 clinical trial of abaloparatide. Consistent with our Phase 2 clinical trial of Abaloparatide-SC completed in 2009, our second clinical trial demonstrated that patients who received a 80 µg dose of Abaloparatide-SC experienced increases in BMD from baseline in the lumbar spine (5.8% increase from baseline) and total hip (2.7% increase from baseline). In addition to the BMD results, these study results add to the safety data from the prior Phase 2 clinical study with Abaloparatide-SC, which demonstrated that abaloparatide is generally safe and well tolerated.

        Based upon guidance we have received from the FDA in 2012, we believe that a successful, single pivotal placebo-controlled, comparative Phase 3 fracture study will be sufficient to support approval of Abaloparatide-SC for the treatment of osteoporosis in the United States. In April 2011, we commenced our ongoing Phase 3 trial, which completed enrollment in March 2013 with 2,463 subjects. The trial was designed to enroll 2,400 subjects that would be randomized equally to receive daily doses of one of the following: 80 µg of abaloparatide, a matching placebo, or the approved dose of 20 µg of Forteo for

18 months. The study is designed to test our belief that abaloparatide is superior to placebo for prevention of vertebral fracture and to Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia. We believe the study will also show that BMD gains for abaloparatide patients will occur earlier than for Forteo patients. The study will also include a 6-month extension period during which patients will receive an approved alendronate therapy in order to obtain 24-month fracture data requested by the FDA.

        Before we submit an NDA to the FDA for Abaloparatide-SC as a treatment for osteoporosis, we must complete our pivotal Phase 3 clinical trial based upon 18-month fracture data, a carcinogenicity study in rats, and bone quality studies in rats and monkeys. We also may need to complete several additional studies including, a thorough QT Phase 1 study, a Phase 1 pharmacokinetic, or PK, study in renal patients, a Phase 1 absolute bioavailability PK study and several drug interaction studies. Assuming we do not encounter any unforeseen delays during the course of developing Abaloparatide-SC, we expect to present top-line 18-month fracture data at the end of the fourth quarter of 2014. If the data from this Phase 3 clinical trial are positive, and we have completed the other necessary trials, we plan to submit the NDA for Abaloparatide-SC in mid-2015. We expect commercial launch to follow in the United States, if and when the FDA approves the NDA for Abaloparatide-SC.

        We understand that Phase 3 clinical trials with similar size, design and endpoints as our Phase 3 clinical trial have been sufficient to support registration with the European Medicines Agency, or the EMA, for other bone anabolic drugs used to treat women with osteoporosis in the European Union, or the EU. In December 2012, we met with the Swedish Medical Products Agency, or the MPA, to review the design and the overall progress of the Phase 3 clinical trial. The MPA confirmed that the program, based on the current single pivotal trial design, could support the submission and potential approval of an MAA in the EU, depending on the results of the Phase 3 clinical trial.

Abaloparatide-TD

        We are developing Abaloparatide-TD as a line extension of Abaloparatide-SC in a short-wear-time transdermal patch formulation. In January 2014, we reported positive data from our Phase 2 clinical trial of Abaloparatide-TD. The results demonstrated that for each Abaloparatide-TD dose there was a statistically significant mean percent increase from baseline in BMD at the lumbar spine, as compared to placebo. For the 100 µg and 150 µg Abaloparatide-TD doses, there was also a statistically significant mean percent increase from baseline in BMD at the hip, as compared to placebo. The highest Abaloparatide-TD dose of 150 µg produced increases in BMD from baseline in the lumbar spine and total hip of +2.9% and +1.5%, respectively, compared to changes in the placebo group of +0.04% and -0.02%, respectively. In addition, there was a consistent dose effect seen with increasing doses of Abaloparatide-TD, with a statistically significant dosing trend seen for changes in both spine and total hip BMD. Further, the overall tolerability and safety profile was acceptable, there were no clinically significant signs of anti-abaloparatide antibodies, and patient ratings of patch adhesion and local skin response to the transdermal patch technology were also acceptable.

        In order to further enhance BMD efficacy, we currently plan to modify the pharmacokinetic profile of Abaloparatide-TD to more closely resemble that of Abaloparatide-SC. If Abaloparatide-SC is already approved by the FDA, we believe that we will only need to conduct a single non-inferiority Phase 3 clinical trial comparing the change in lumbar spine BMD at 12 months for patients dosed with Abaloparatide-TD to patients dosed with Abaloparatide-SC to confirm that the effect of Abaloparatide-TD treatment is comparable to that of Abaloparatide-SC. If our clinical trials of Abaloparatide-SC and Abaloparatide-TD are successful, we expect to seek marketing approval of Abaloparatide-TD as a line extension of Abaloparatide-SC. The FDA approval of Abaloparatide-TD, and the timing of any such approval, is dependent upon the approval of Abaloparatide-SC.

Clinical Development

  Pivotal Phase 3 Clinical Trial of Abaloparatide-SC

        In April 2011, we commenced our ongoing Phase 3 trial, which completed enrollment in March 2013. The trial completed enrollment with 2,463 patients at 28 medical centers in 10 countries in the United States, Europe, Latin America and Asia. Patients in the trial are randomized equally to receive daily doses of one of the following for 18 months:80 µg of abaloparatide; a matching placebo or the approved dose of 20 µg of Forteo.

        On February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis. Our ongoing Abaloparatide-SC pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. The FDA's letter solicited a meeting to review the status of our Phase 3 clinical study and discuss options for fulfilling the FDA's new request for 24-month fracture data in the context of the ongoing Phase 3 study. We subsequently met with the FDA on March 21, 2012 to discuss satisfying the 24-month data request while preserving the current 18-month primary endpoint. Based upon our discussion with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the abaloparatide 80 µg and placebo groups in our Phase 3 study that will receive an approved alendronate (generic Fosamax) therapy for osteoporosis management. We intend to submit the NDA with the 24-month fracture data.

        Study population—The study enrolled otherwise healthy ambulatory women aged 50 to 85 (inclusive) who had been postmenopausal for at least five years, met the study entry criteria and had provided written informed consent. Osteoporosis is defined as when a patient's t-score is less than or equal to -2.5, meaning that the patient has a BMD that is two and one-half standard deviations below the mean BMD of an ethnically matched thirty year old man or woman, as applicable. The women enrolled in the study have a BMD t-score ≤-2.5 and >-5.0 at the lumbar spine or hip (femoral neck) by dual energy x-ray absorptiometry, or DXA, and radiological evidence of two or more mild or one or more moderate lumbar or thoracic vertebral fractures, or history of low trauma forearm, humerus, sacral, pelvic, hip, femoral or tibial fracture within the past five years. Postmenopausal women older than 65 who met the above fracture criteria but had a t-score of ≤-2.0 and >-5.0 could also be enrolled. Women older than 65 who did not meet the fracture criteria could also be enrolled if their t-score was ≤-3.0 and >-5.0. All patients were to be in good general health as determined by medical history, physical examination (including vital signs) and clinical laboratory testing. We believe this study population contains a patient population reflective of the type of severe osteoporosis patients that specialists will treat in their practices.

Study design

        The 2,463 eligible patients were randomized equally to receive one of the following for 18 months:

  •
  abaloparatide at a dose of 80 µg;

  •
  a matching placebo; or

  •
  Forteo at a dose of 20 µg.

        The study drug was blinded to patients and medical personnel until the randomization process was completed. Treatment with abaloparatide at a dose of 80 µg or placebo will remain blinded to all parties throughout the study. Forteo comes as a proprietary prefilled drug and device combination that cannot be repackaged. Therefore, its identity cannot be blinded to treating physicians and patients once use begins. Study medication will be self-administered daily by subcutaneous injection for a maximum of 18 months. All enrolled patients will also receive calcium and vitamin D supplementation from the time of enrollment until the end of the treatment period. It will be recommended to patients that they also continue these supplements through the one month follow-up period.

        Primary efficacy endpoints—The primary efficacy endpoint will be the number of patients treated with Abaloparatide-SC that show new vertebral fractures at end-of-treatment when compared to placebo as evaluated by a blinded assessor according to a standardized graded scale of severity of the vertebral deformity. The sample size per treatment arm provides 90% power at a two-sided alpha to detect a superiority difference on vertebral fracture incidence between placebo patients and those who receive Abaloparatide-SC at a dose of 80 µg.

        Secondary efficacy endpoints—Secondary efficacy parameters will also include reduction in the incidence of non-vertebral fractures to the wrist, hip and rib, for example, and reduction in moderate and severe vertebral fractures from baseline to end-of-treatment. Other secondary efficacy endpoints will include changes in BMD of the spine, hip, femoral neck and wrist from baseline to end-of-treatment as assessed by DXA and as compared to Forteo, as well as the number of hypercalcemic events in Abaloparatide-SC treated patients when compared to Forteo at end-of-treatment.

        Additional secondary endpoints will include change in standing height and changes in serum bone formation markers across treatment, such as P1NP, osteocalcin and bone-specific alkaline phosphatase.

  Extension study design.

        Each of the abaloparatide 80 µg and placebo groups in our Phase 3 study will be eligible to continue in an extension study and will receive an approved alendronate (generic Fosamax) therapy for osteoporosis management. A key endpoint of the extension study will be the reduction in new vertebral fractures at up to 24 months in all randomized patients, including abaloparatide-treated and placebo-treated patients who are treated with alendronate at the end of treatment.

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

        Bone biopsy of the iliac crest will be performed in a subset of patients receiving abaloparatide at a dose of 80 µg and placebo for assessment of bone quality and quantitative bone histomorphometry which is the quantitative study of the microscopic organization and structure of the bone tissue, and will be read blinded to treatment by an independent blinded assessor. Renal safety will be further evaluated in a subset of approximately 100 patients in each treatment group by renal computed tomography, or CT, scan.

        Overall study safety is being monitored by an independent DSMB.

  Abaloparatide-SC Phase 2 Clinical Trial

        We conducted a randomized, placebo-controlled, parallel group dose-finding Phase 2 study (Study BA058-05-002) in the United States, Argentina, India and the United Kingdom. A total of 270 patients (mean age: 65 years) entered the pretreatment period, 222 patients were randomized, and 221 patients received study treatment and were analyzed in the intent-to-treat, or ITT, population with 55 continuing into an additional 24 weeks of treatment. A total of 155 patients were included in the efficacy population (per protocol) in the initial 24 weeks of treatment. The purpose of the study was to evaluate the safety and efficacy of daily injections of Abaloparatide-SC in women with osteoporosis. Postmenopausal women between the ages of 55 and 85 (inclusive) who had a BMD t-score ≤-2.5 at the lumbar spine or hip (femoral neck) by DXA or a BMD t-score ≤-2 and a prior low trauma fracture or an additional risk factor were candidates for this study. The study evaluated the effects of

Abaloparatide-SC at multiple doses (placebo, 20 μg, 40 μg and 80 μg) on recovery of BMD, a marker of fracture risk, and on biomarkers of anabolic and resorptive activity in bone. The study also included a Forteo treatment arm for reference. After the initial 24 weeks of treatment, eligible patients were offered a second 24 weeks of their assigned treatment. Safety was assessed throughout the study and reported on at both 24 weeks and 48 weeks. Abaloparatide-SC and placebo were self-administered using a prefilled cartridge in a pen-injector device. Forteo was self-administered as the marketed product at the approved dose of 20 µg per day by subcutaneous injection. Four weeks prior to start of treatment, patients began taking calcium and vitamin D supplements that continued throughout the study.

        Initial 24 weeks of treatment—The following tables depict the percent change in total BMD-spine and BMD-hip at 12 and 24 weeks for each of arm of the trial.

        In the ITT population, the mean percent change from baseline at week 12 in lumbar spine BMD (active treatment—placebo) for Abaloparatide-SC 40 µg and 80 µg groups were statistically significant (p = 0.0013 and p < 0.001, respectively). The difference was not statistically significant in the Abaloparatide-SC 20 µg group, in the placebo group or in the Forteo group (p = 0.055). At week 24, the mean percent change from baseline continued to increase and was statistically significantly proportional to dose (p < 0.001) as shown in Figure A below. Again, the mean gain in total spine BMD was statistically significant for Abaloparatide-SC 40 µg (p < 0.001) and 80 µg (p < 0.001) groups. The mean BMD gain at week 24 was also statistically significant for the Forteo group (p < 0.001). The difference was not statistically significant in the Abaloparatide-SC 20 µg group or in the placebo group. The response of lumbar spine BMD to Abaloparatide-SC was dose dependent, and the 80 µg Abaloparatide-SC dose produced a larger percentage increase in BMD at the lumbar spine than the approved 20 µg Forteo dose.

        Figure A—Mean Standard Error of the Mean (SEM) Percent Change from Baseline at weeks 12 and 24 in Total Spine BMD (ITT Population, N =221)

        An even greater proportional response in BMD was elicited in the hip region. By week 24, mean percent changes in total hip BMD were 0.4%, 1.4%, 2.0% and 2.6% for the placebo, abaloparatide at a dose of 20 µg, abaloparatide at a dose of 40 µg, and abaloparatide at a dose of 80 µg groups, respectively. Mean percent change in the Forteo (0.5%) group was similar to placebo as shown in Figure B below. The change in total hip BMD showed a dose response to Abaloparatide-SC and a more than five-fold benefit of abaloparatide at a dose of 80 µg over Forteo. A similar relative benefit of abaloparatide at a dose of 80 µg over Forteo was seen in all regions of the hip.

Figure B—Mean (SEM) Percent Change from Baseline at weeks 12 and 24 in Total Hip BMD (ITT Population, N=221)

        Abaloparatide-SC also induced a dose-dependent rise in major markers of bone anabolic activity, including P1NP, bone specific alkaline phosphatase, or BSAP, and osteocalcin. The response to Forteo was somewhat greater for anabolic markers and bone resorption markers (C-telopeptides of type I collagen crosslinks, or CTX, and N-telopeptides of type I collagen crosslinks, or NTX), consistent with published data, suggesting a close of the anabolic window and attenuation in the anabolic benefit of continued Forteo administration. While elevated over baseline, the Abaloparatide-SC patient group maintained lower levels of resorption markers (CTX) throughout the study period as compared to Forteo. We believe abaloparatide may demonstrate a lengthening of the anabolic window as compared to Forteo.

        Abaloparatide-SC was well tolerated at all doses and safety events were consistent with usual medical events in a study population of this age and gender. The safety profile was also similar to that of Forteo and there were no treatment-related serious adverse events, or SAE's. Adverse events were reported by 74% of patients in the first six months of treatment, with a similar incidence across all treatment groups. The majority of on-treatment events were mild-to-moderate in severity and there were no deaths reported. Seven subjects discontinued due to adverse events: one in the abaloparatide

20 µg group, one in the abaloparatide 40 µg group, three in the abaloparatide 80 µg group and two in the Forteo group. Eight patients (four percent) experienced at least one SAE and the incidence of such events was similar across treatment groups. Five SAEs, unrelated to treatment, were reported in three patients. Local tolerance at the injection site was similar across treatment groups and fewer than 20% of subjects reported any symptoms, such as redness at the injection site across the many months of injections.

        The level of calcium in the blood, known as serum calcium levels, were monitored throughout the study and clinically significant elevated levels (greater than or equal to 10.5 milligrams per deciliter, or mg/dL) were observed in 40% of the Forteo group while also observed in four percent, 12%, 19% and 18% of the placebo, Abaloparatide-SC at doses of 20 µg, 40 µg and 80 µg groups, respectively. Most elevations were noted at the four-hour post-injection time point.

        Blood pressure was assessed throughout the study for postural change. Postural changes in blood pressure (predetermined level of change in systolic or diastolic from lying to standing) were reported in seven patients, including 0%, 5%, 2%, 2% and 7% of patients in the placebo, Abaloparatide-SC 20 µg, 40 µg, 80 µg and Forteo groups, respectively. Pre-dose postural changes in blood pressure were similar across treatment groups. There were no clinically meaningful differences in ECG parameters between the placebo and active treatment groups.

        Sixteen patients had low titer antibodies against abaloparatide after 24 weeks of treatment. Of these, five were in the abaloparatide 20 µg group, six were in the abaloparatide 40 µg group and five were in the abaloparatide 80 µg group. There were no associated safety events or attenuation of treatment efficacy. One antibody- positive patient in the Abaloparatide-SC 40 µg group was found to have possible evidence of neutralizing activity using an in vitro assay at 24 weeks without evidence of attenuation of drug efficacy; the patient achieved a 9.3% gain in total spine BMD at the week 24 assessment.

        Extended 24 weeks of treatment—Patients who completed the initial 24 weeks of treatment and continued to meet eligibility criteria were offered participation in the 24-week extension study in which they would continue their assigned treatment. On completion of the regulatory process to approve the study extension, 69 patients remained eligible and 55 participated, including 13, 10, 7, 11 and 14 patients in Abaloparatide-SC 20 μg, 40 μg, 80 μg, placebo and Forteo groups, respectively. Forty-eight patients completed the extended treatment period.

        BMD continued to increase during the extended 24 weeks of treatment, with the largest percent increases in total spine BMD, femoral neck BMD and total hip BMD observed in the Abaloparatide-SC 80 µg group, as shown in Figure C below. By week 48, mean percent changes in spine BMD were 0.7%, 5.1%, 9.8% and 12.9% for the placebo, Abaloparatide-SC 20 µg, Abaloparatide-SC 40 µg and Abaloparatide-SC 80 µg, groups, respectively, while mean percent change from baseline in the Forteo group was 8.6%. At week 48, the mean femoral neck BMD in the Abaloparatide-SC 80 µg group gained 4.1% compared to the mean of the Forteo group at 2.2%. The total gain in hip BMD was 0.7%, 2.0%, 2.1% and 2.7% for the placebo, Abaloparatide-SC 20 µg, Abaloparatide-SC 40 µg and Abaloparatide-SC 80 µg groups, respectively, compared to 1.3% for the Forteo group.

Figure C—Mean (SEM) Percent Change from Baseline at weeks 12, 24 and 48 in Total Spine BMD (Extension Population, N=55)

        No treatment-related SAEs or deaths were reported during this time period. Two patients discontinued treatment, one for bilateral femoral hernias (Abaloparatide-SC 80 µg) and one for moderate syncope (Abaloparatide-SC 40 µg). Study-related adverse events occurred in a similar proportion of patients in each treatment group across the 52-week study period and the majority of events were mild or moderate in severity. The profile of events was not different during the second 24 weeks of study treatment.

  Non-Head-to-Head Comparison of Abaloparatide-SC and Amgen Anti-sclerostin Antibody Phase 2 Study Results

        Our Abaloparatide-SC Phase 2 clinical study used substantially similar patient inclusion and exclusion criteria as a study completed by Amgen of the use of a human anti-sclerostin antibody, romosozumab or AMG 785, for the treatment of osteoporosis. A comparison of the 6-month and 12-month spine BMD results of the AMG 785 study at the 210 mg once-monthly subcutaneous dosing regimen, including both patients treated with AMG 785 and a control group of patients treated with Forteo, and our Abaloparatide-SC study at the 80 mcg single daily subcutaneous dose are set forth in the following table. While we believe the comparison is useful in evaluating the results of our Phase 2 clinical study of Abaloparatide-SC, the Abaloparatide-SC and AMG 785 studies were separate trials conducted at different sites, and we have not conducted a head-to-head comparison of the drugs in a single clinical trial. Results of an actual head-to-head comparison study may differ significantly from those set forth in the following table. In addition, because the Abaloparatide-SC and AMG 785 studies were separate studies and because the Abaloparatide-SC Phase 2 clinical study involved a lesser number of patients, differences between the results of the two studies may not be statistically or clinically meaningful.

	Abaloparatide-SC Phase 2(1)		AMG 785 Phase 2(2)
Product	Abaloparatide	Forteo	AMG 785	Forteo
Dose	80 mcg	20 mcg	210 mg	20 mcg
Dosing frequency	Daily	Daily	Monthly	Daily
No. of Injections per dose	1	1	3	1
Type of Injection	Self	Self	Physician	Self
Spine Mean Percent BMD Change from Baseline—24 weeks / 6 months	+6.7%	+5.5%	+8.2%	+4.8%
Spine Mean Percent BMD Change from Baseline—48 weeks / 12 months	+12.9%	+8.6%	+11.3%	+7.1%
Femoral Neck Mean Percent BMD Change from Baseline—48 weeks / 12 months	+4.1%	+2.2%	+3.7%	+1.1%

(1)
Abaloparatide-SC Study n=221 (24 weeks) and n=55 (48 weeks), 5 arms

(2)
AMG 785 Study n=419 (12 months), 9 arms

  Abaloparatide-SC Phase 1 Clinical Trials

        We have completed three Phase 1 clinical trials of Abaloparatide-SC. Together with our Phase 2 clinical trials and ongoing Phase 3 clinical trial, over 1,300 patients have received the drug. The results of our Phase 1 clinical trials suggest that Abaloparatide-SC is safe and well tolerated at doses of up to 100 μg administered once daily. These studies also demonstrated that abaloparatide was 100% bioavailable, meaning it was absorbed completely, when administered subcutaneously, and that it was rapidly cleared from the circulation.

  Abaloparatide-TD Phase 2 Clinical Trials

        We conducted a randomized, double-blind, placebo-controlled, Phase 2 clinical trial of abaloparatide administered via a coated transdermal microarray delivery system in healthy postmenopausal women with osteoporosis. This study was conducted in nine centers in the United States, Denmark, Poland and Estonia. The primary objective of this study was to determine the clinical safety and efficacy of Abaloparatide-TD as assessed by changes in BMD when compared to a transdermal placebo and Abaloparatide-SC. Postmenopausal women between the ages of 55 and 85 (inclusive) who had a BMD t-score ≤-2.5 at the lumbar spine or hip (femoral neck) by DXA or a BMD t-score ≤-2 and a prior low trauma fracture or an additional risk factor were candidates for this study. Abaloparatide-TD was administered via a spring-loaded applicator and Abaloparatide-SC was administered by a multi-use pen injector into which a multi-dose glass cartridge was inserted. Four weeks prior to the start of treatment, subjects began taking calcium and vitamin D supplements which were continued throughout the study. The study drug was to be administered once daily for a total of six months.

        A total of 372 subjects were screened and 250 were randomized to treatment in one of five treatment regimens: transdermal placebo, Abaloparatide-TD at doses of 50 µg, 100 µg, and 150 µg or Abaloparatide-SC at a dose of 80 µg. Two hundred and forty-nine subjects were included in the safety population and 231 subjects were included in the modified intent-to-treat, or mITT, population.

        In the mITT population, the mean percent change from baseline in total spine BMD after six months of treatment increased with Abaloparatide-TD dose (0.04%, 1.87%, 2.33% and 2.95% in the placebo, Abaloparatide 50 µg, 100 µg and 150 µg groups, respectively). The test for a dose response was statistically significant (<0.0001). The mean differences (active treatment—placebo) of the percent change from baseline in total spine BMD at six months were 1.83%, 2.29% and 2.91% in the Abaloparatide-TD 50 µg, 100 µg, and 150 µg groups, respectively. The results for all Abaloparatide-TD dose groups were statistically significantly better than placebo (p=0.0066, 0.0005, and <0.0001, respectively).

Figure D—Mean (SEM) Percent Change from Baseline at Six Months in Total Spine BMD

        Similar to the findings in the spine, the mean percent change from baseline in total hip BMD after six months of treatment also increased with Abaloparatide-TD dose (-0.02% and 0.97%, 1.32% and 1.49% in the placebo, abaloparatide 50 µg, 100 µg and 150 µg groups. The mean differences (active treatment—placebo) of the percent change from baseline in total hip BMD at six months were 0.99%, 1.33% and 1.51% in the abaloparatide 50 µg, 100 µg, and 150 µg groups, respectively; the results for the 100 µg and 150 µg Abaloparatide-TD dose groups were statistically significantly better than placebo (p=0.0056 and 0.0018, respectively).

Figure E—Mean (SEM) Percent Change from Baseline at Six Months in Total Hip BMD

        Analysis of adverse events was performed on treatment-emergent adverse events, or TEAEs. There were no apparent differences between the TEAE profiles across the five treatment groups. Overall, nasopharyngitis, headache, and influenza were the most frequently reported TEAEs. There were 9 serious TEAEs reported, one in the placebo group, two in the 100 µg group, two in the 150 µg group and four in the Abaloparatide-SC group. No subjects died during the course of this study. All of the events were consistent with medical events in women with postmenopausal osteoporosis, and none of the events were considered to be related to treatment with study medication.

        Assessment of local tolerance consisted of daily self-evaluation by the subject of any dermal reaction for two months during the course of the study using scales that ranged from 0 to 3 or 6, with 0 indicating no effect. In general, the types of symptoms reported were similar across the treatment groups, with dermal response and swelling being the effects most frequently reported. In an initial analysis, detectable antibodies against abaloparatide were noted in a subset of patients. However, these antibodies were of low titer, and there was no evidence of an effect on safety or attenuation of treatment efficacy.

  Abaloparatide-TD Phase 1 Clinical Trials

        We have completed three Phase 1 clinical trials that collectively evaluated the safety, PK, time course of delivery and dose ranging. Abaloparatide-TD was characterized by a rapid release of abaloparatide with a faster time to reach peak concentration as well as more rapid elimination in plasma compared to Abaloparatide-SC. Peak transdermal drug levels were consistent with Abaloparatide-SC. An optimal wear time of five minutes or less was identified as well as effective sites of application. Abaloparatide-TD showed an increase in the bone-formation marker P1NP in serum after seven days of exposure, consistent with bone-building activity, and was shown to be safe and well tolerated in all doses studied.

  Preclinical Pharmacology of Abaloparatide

        We have completed several preclinical studies of abaloparatide, and the following has been shown:

  •
  Abaloparatide is a potent selective agonist of the human PTH type 1 receptor (PTHR1), with binding selectivity for the RG vs R0 receptor conformation compared to PTH(1-34) and greater selectivity than PTHrP(1-34);

  •
  In models of calcium mobilization, abaloparatide has significantly less calcium mobilizing activity at higher doses than the native PTHrP(1-34), and less activity than PTH(1-34);

  •
  Abaloparatide-SC stimulates the formation of normal, well-organized bone and restores BMD in ovariectomized (OVX), osteopenic rats and primates. Mechanical testing of bones from OVX rats after treatment with Abaloparatide-SC revealed a significant increase in femur and vertebral bone strength. Similar studies in rats with Abaloparatide-TD show comparable restoration of bone;

  •
  Abaloparatide-SC was generally well tolerated over a wide range of doses in two species, rats and primates, for up to six months and nine months, respectively; and

  •
  Safety pharmacology studies demonstrated no respiratory, gastroenterologic, hematologic, renal or central nervous system effects.

A two-year subcutaneous injection carcinogenicity study of abaloparatide in Fischer 344 albino rats was conducted to assess the carcinogenic potential of abaloparatide. The study was conducted according to the provisions set forth in Guidance ICH-S1A, ICH-S1B, and ICH-S1C(R2), and the design was accepted by the FDA on July 15, 2009. This study evaluated three abaloparatide dose levels. The doses were selected based upon findings and tolerance in completed long-term rat toxicology studies and the anticipated tolerance over a two-year dosing period. Furthermore, the doses represent an exposure multiple over maximum clinical doses. The study included a cohort of rats being dosed with a daily subcutaneous injection of PTH(1-34)as a positive control, as it was anticipated that osteosarcomas would be observed with this treatment, as previously published for both rhPTH(1-34) and rhPTH(1-84) in similar 2-year rat carcinogenicity studies. The positive control served to provide confirmation of the sensitivity of the model. A preliminary unaudited analysis of histopathology data revealed osteosarcomas in our carcinogenicity study in both the abaloparatide and PTH(1-34) treated groups, with similar frequency between abaloparatide and PTH(1-34) when comparing comparable exposure multiples to the human therapeutic dose.

        We are also conducting one preclinical bone quality study in OVX rats with 12 months of daily Abaloparatide-SC dosing and a second preclinical bone quality study in adult OVX monkeys for 16 months. The primary objective of these studies is to determine the long-term treatment effects of Abaloparatide-SC on bone quality. Effects on bone mass, both cortical bone and cancellous bone, will be assessed by BMD and peripheral quantitative computed tomography, and bone strength will be determined by biomechanical testing. The mechanisms by which abaloparatide affects bone will be assessed by evaluation of biomarkers of bone turnover and histomorphometric indices of bone turnover. Preliminary data from the 12-month rat study has shown marked, dose dependent increases in BMD following abaloparatide treatment, increases in bone formation markers, but not bone resorption, and an increase in bone strength.

        Preliminary results from the 16-month monkey OVX study have also shown significant BMD gains, together with increases in bone strength.

RAD1901

        In June 2006, we exclusively licensed the worldwide rights (except for Japan) to RAD1901 from Eisai. We are developing RAD1901 as a SERD in Phase 1 clinical development for the treatment of

BCBM. We are also developing RAD1901, which at lower doses acts as a SERM, in an oral formulation as a treatment for vasomotor symptoms, commonly known as hot flashes or hot flushes. We currently intend to advance the development of RAD1901 for the treatment of ER-positive BCBM with the initiation of a Phase 1b clinical trial in late 2014. We currently intend to seek potential collaborations with third parties in order to advance the development of RAD1901 for the treatment of vasomotor symptoms. We anticipate the next clinical study would be a Phase 2b study conducted in approximately 200 perimenopausal women experiencing a high frequency of hot flashes at baseline. The main study endpoints would be an assessment of the change in the frequency and severity of moderate and severe hot flashes.

  Pharmacologic Characteristics

        RAD1901 has been shown to bind with good selectivity to the ER alpha, or ERa, and to have both estrogen-like and estrogen antagonist effects in different tissues. RAD1901 has also been shown to have estrogen-like behavioral effects in an animal model of partner preference and to reduce vasomotor signs in an animal model of menopausal hot flashes. In bone, RAD1901 protects against gonadectomy-induced bone loss. RAD1901 does not stimulate the endometrium, as shown in short and long term animal models, where changes in uterine weight, uterine epithelial thickness and C3 gene expression are measured, all of which are sensitive indicators. In studies in which an estrogen is used to stimulate the endometrium, RAD1901 antagonizes this estrogen-mediated stimulation of the endometrium. In cell culture, RAD1901 does not stimulate replication of breast cancer cells, and antagonizes the stimulating effects of estrogen on cell proliferation. Furthermore, in breast cancer cell lines a dose dependent down regulation of ERa is observed, a process we have shown to involve proteosomal mediated degradation pathway. In a model of breast cancer, in which human breast cancer cells are implanted in mice and allowed to establish tumors in response to estrogen treatment, we have shown that treatment with RAD1901 results in decreased tumor growth.

        Pharmacokinetic studies with RAD1901 have established the PK profile including demonstration of good oral bioavailability and the ability of RAD1901 to cross the blood-brain barrier, with pharmacological levels detectable in the brain. We believe that RAD1901 is a promising agent for development in the treatment both vasomotor symptoms and a range of estrogen-driven cancers.

Clinical Development Program

  Phase 2 Study—Vasomotor Symptoms

        A Phase 2 proof of concept study was conducted in 100 healthy perimenopausal women using four doses of RAD1901 (10 mg, 25 mg, 50 mg and 100 mg) and placebo. The primary study outcome was reduction in the frequency and severity of moderate and severe hot flashes. While a classic dose-response effect was not demonstrated, efficacy was determined to occur at the 10 mg dose level which achieved a statistically significant reduction in the frequency of moderate and severe hot flashes both by linear trend test and by comparison to placebo and in overall (mild-moderate-severe) hot flashes at either the two-, three- or four-week time-points. A similar reduction in composite score (frequency × severity of hot flashes) was identified at all time-points, with a statistically significant difference from placebo achieved at the two-, three- or four-week time-points. Numerical reductions in mean severity and mean daily severity were observed, but did not reach statistical significance. We believe RAD1901 is an attractive candidate for advancement to Phase 3 development as a treatment for vasomotor symptoms.

        No SAEs were reported during the course of the study. Overall, 69% of patients had an adverse event, generally mild or moderate in severity, with some evidence of dose dependency, and events were most commonly gastrointestinal symptoms and headaches. Three severe adverse events occurred, one in a placebo patient, none of which were considered treatment related. Two patients discontinued treatment due to an adverse event, neither in relation to the 10 mg dose.

  Phase 1 Study—Vasomotor Symptoms

        We have conducted Phase 1 safety, PK and bioavailability studies of RAD1901 in 80 healthy postmenopausal women over a range of doses. Bioavailability was determined to be approximately 10%. Food effect was also investigated and the presence of food was determined to increase absorption and delay clearance of RAD1901. RAD1901 was generally well tolerated at all dose levels tested. All study-related adverse events were of mild intensity, with some increase in frequency at the higher doses in the multiple dose group, most commonly gastrointestinal symptoms and headaches. There were no SAEs observed.

RAD140

        RAD140 is a nonsteroidal selective androgen receptor modulator, or SARM, that resulted from an internal drug discovery program that began in 2005. RAD140 has demonstrated potent anabolic activity on muscle and bone in preclinical studies and has completed 28-day preclinical toxicology studies in both rats and monkeys. Because of its high anabolic efficacy, receptor selectivity, potent oral activity and long duration half-life, we believe that RAD140 has clinical potential in a number of indications where the increase in lean muscle mass and/or bone density is beneficial, such as treating the weight loss due to cancer cachexia, muscle frailty and osteoporosis, and also in the treatment of breast cancer.

        We may choose to advance the RAD140 program internally or to collaborate with third parties for its further development and commercialization. Therefore, the date of any FDA approval of RAD140, if ever, cannot be predicted at this time. As a result of the uncertainties around the development strategy for RAD140, we are unable to determine the duration and costs to complete current or future clinical stages of our RAD140 product candidate.

Manufacturing

        We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. The active pharmaceutical ingredient, or API, of abaloparatide is manufactured on a contract basis by Lonza Group Ltd., or Lonza, using a solid phase peptide synthesis assembly process, and purification by high pressure liquid chromatography. Abaloparatide-SC is supplied as a liquid in a multi-dose cartridge for use in a pen delivery device. The multi-dose cartridges are manufactured by Vetter. Abaloparatide-TD is manufactured by 3M based on their patented microneedle technology to administer drugs through the skin, as an alternative to subcutaneous injection. The API of RAD1901 is manufactured for us on a contract basis by Irix Pharmaceuticals, Inc.

        Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our contract manufacturing organizations manufacture our product candidates under current Good Manufacturing Practice (cGMP) conditions. cGMP is a regulatory standard for the production of pharmaceuticals that will be used in humans.

Intellectual Property

        As of December 31, 2013, we owned five issued United States patents, as well as ten pending U.S. patent applications and 45 pending foreign patent applications in Europe and 15 other jurisdictions, and 12 granted foreign patents. As of December 31, 2013, we had licenses to nine U.S. patents as well as numerous foreign counterparts to many of these patents and patent applications.

        We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

        Our success will significantly depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology and inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how and continuing technological innovation to develop and maintain our proprietary position.

Abaloparatide

        We acquired and maintain exclusive worldwide rights, excluding Japan, to certain patents, data and technical information related to abaloparatide through a license agreement with an affiliate of Ipsen. Composition of matter of abaloparatide is claimed in the United States (U.S. Patent No. 5,969,095), Europe, Australia, Canada, China, Hong Kong, South Korea, New Zealand, Poland, Russia, Singapore, Mexico, Hungary, and Taiwan. These cases have a normal patent expiration date of 2016 absent any U.S. patent term extension under the Hatch-Waxman Act. The Phase 3 clinical dosage of abaloparatide by the subcutaneous route for use in treating osteoporosis is covered by Patent No. 7,803,770 until 2028 (statutory term extended with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO) in the United States (absent any patent term extension under the Hatch-Waxman Act). The intended therapeutic formulation for Abaloparatide-SC is covered by Patent No. 8,148,333 until 2027 (statutory term extended with 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) in the United States (absent any patent term extension under the Hatch-Waxman Act). Related cases granted in China, Australia, Singapore, Japan, Mexico, New Zealand, and Ukraine, and currently pending in Europe, China, Australia, Canada, Brazil, Singapore, South Korea, India, Israel, Norway, Russia, and Hong Kong will have a normal un-extended patent expiration date of 2027. Patent applications which cover various aspects of abaloparatide for microneedle application are pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Singapore, and Ukraine. Any claims that might issue from these applications will have a normal expiration date no earlier than 2032.

RAD1901

        We exclusively license the worldwide rights, except for Japan, to RAD1901 from Eisai. US Patent No. 7,612,114 (statutory term extended to 2026 with 967 days of patent term adjustment absent any Hatch-Waxman patent term extensions) and US Patent No. 8,399,520 (statutory term expires 2023) cover RAD1901 as a composition of matter as well as the use of RAD1901 for treatment of estrogen-dependent breast cancer. Corresponding cases issued in Australia and Canada and pending in India and Europe will have a normal expiration date in 2023. Patent applications covering methods of using RAD1901 for the treatment of vasomotor symptoms are pending in the United States (published as US 2010/0105733A1) and Canada, and granted in Europe; any issued claims will have a normal expiration in 2027. Patent applications covering a dosage form have been filed in the United States, Europe, Canada and Mexico, and any claims that might issue from these applications will have a normal expiration date no earlier than 2031.

RAD140

        The composition of matter of, and methods of using, RAD140 is covered by US Patent No. 8,067,448 (effective filing date February 19, 2009, and a statutory term extended to September 25, 2029, with 281 days of patent term adjustment due to delays by the USPTO) and U.S. Patent No. 8,268,872 (effective filing date February19, 2009 with term understood to be extended with 232 days of patent term adjustments). Related patents have been granted in Australia, Japan and Mexico and additional patent applications are pending in the United States and numerous additional countries worldwide. Any patents issued from these filings will have a normal expiration in 2029 absent any extensions.

        There can be no assurance that an issued patent will remain valid and enforceable in a court of law through the entire patent term. Should the validity of a patent be challenged, the legal process associated with defending the patent can be costly and time consuming. Issued patents can be subject to oppositions, interferences and other third party challenges that can result in the revocation of the patent or that can limit patent claims such that patent coverage lacks sufficient breadth to protect subject matter that is commercially relevant. Competitors may be able to circumvent our patents. Development and commercialization of pharmaceutical products can be subject to substantial delays and it is possible that at the time of commercialization any patent covering the product has expired or will be in force for only a short period of time following commercialization. We cannot predict with any certainty if any third party U.S. or foreign patent rights, or other proprietary rights, will be deemed infringed by the use of our technology. Nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. Should we need to defend ourselves and our partners against any such claims, substantial costs may be incurred. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad, and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from a third party. There can be no assurance that we can obtain a license on a reasonable basis should we deem it necessary to obtain rights to an alternative technology that meets our needs. The failure to obtain a license may have a material adverse effect on our business, results of operations and financial condition.

        We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that we can meaningfully protect our trade secrets on a continuing basis. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets.

        It is our policy to require our employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information from us to execute confidentiality agreements upon the commencement of employment or consulting relationships. These agreements provide that all confidential information developed or made known to these individuals during the course of the individual's relationship with the company is to be kept confidential and is not to be disclosed to third parties except in specific circumstances. The agreements provide that all inventions conceived by an employee shall be the property of the company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

        Our success will depend in part on our ability to obtain and maintain patent protection, preserve trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others, both in the U.S. and other territories worldwide.

Competition

        The development and commercialization of new products to treat the targeted indications of our product candidates is highly competitive, and our products, if approved, will face considerable competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies, including Amgen, UCB, Merck & Co, Novartis, Lilly, Genentech, Warner Chilcott, Asahi Kasei and Zosano, that are seeking to develop products for similar indications. Many of our competitors have substantially more resources than we do, including financial, manufacturing, marketing, research and drug development resources. In addition, many of these companies have longer operating histories and more experience than us in preclinical and clinical development, manufacturing, regulatory and global commercialization.

        Within the osteoporosis market, Lilly launched Forteo in December 2002 as the first-to-market anabolic or bone-building agent for the treatment of osteoporosis. In April 2012, UCB and Amgen started a Phase 3 clinical trial program for their anti-sclerostin antibody for the treatment of osteoporosis. We are also aware that Zosano is developing a transdermal form of PTH(1-34) that would compete with Abaloparatide-TD.

        RAD1901 for the treatment of BCBM will face competition from SERDs, CNS-penetrant anti-cancer agents and from chemotherapy derivatives. RAD1901 will also face competition from other therapeutics in development for the treatment of hot flashes. We cannot assure you that our current product candidates, if approved, will be able to compete effectively against these, or any other competing therapeutics that may become available on the market.

Collaborations and License Agreements

Nordic Bioscience

        Abaloparatide-SC Phase 3 Clinical Trial—We entered into a letter of intent with Nordic Bioscience Clinical Development VII A/S, or Nordic, on September 3, 2010, pursuant to which we funded preparatory work by Nordic in respect of a Phase 3 clinical study of Abaloparatide-SC, which is being conducted at centers operated by the Center for Clinical and Basic Research, or CCBR, as well as other medical centers. CCBR is a leading global clinical research organization, or CRO, with extensive experience in global osteoporosis registration studies. The letter of intent was extended on December 15, 2010 and on January 31, 2011. Pursuant to the letter of intent and the two extensions, we funded an aggregate $1.5 million of preparatory work by Nordic during 2010 and funded an additional $750,000 of preparatory work by Nordic during 2011. On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1, or the Work Statement NB-1, under such Clinical Trial Services Agreement and a related Stock Issuance Agreement. Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical trial, or the Phase 3 Clinical Trial, of Abaloparatide-SC and Nordic will be compensated for such services in a combination of cash and shares of stock.

        The Clinical Trial Services Agreement has a five-year term unless it is sooner terminated. The Clinical Trial Services Agreement or any Work Statement may be terminated by mutual agreement of the parties at any time. Either party may also terminate any Work Statement upon a material breach by the other party with respect to such Work Statement unless such other party cures the alleged breach within the notice period specified in the Clinical Trial Services Agreement or if not capable of being cured within such period the party alleged to be in breach commences efforts to cure and diligently proceeds to cure. Termination of any Work Statement does not result in termination of the Clinical Trial Services Agreement or any other Work Statements, which remain in force until terminated. Either party may also terminate a Work Statement if force majeure conditions have prevented performance by the other party for more than a specified period of time. We may also terminate a Work Statement with notice to Nordic if authorization and approval to perform any clinical study that is the subject of such Work Statement is withdrawn by the FDA or other toxicological test results support termination of the clinical study relating to such Work Statement for reasons of safety or if the emergence of any adverse event or side effect in the clinical study relating to such Work Statement is of such magnitude or incidence in our opinion as to support termination.

        The Clinical Trial Services Agreement contains customary risk allocation clauses with each party indemnifying the other in respect of third-party claims arising out of or resulting from: (1) the negligence or intentional misconduct of such party, its employees, agents or representatives in performing its obligations under the Clinical Trial Services Agreement or any Work Statement; and (2) any breach by such party of its representations and warranties under the Clinical Trial Services Agreement. We have agreed to indemnify Nordic in respect of third-party claims for product liability or personal injury arising from or relating to our products or our use of any deliverables. In addition, we separately provide indemnification to the investigative sites performing services pursuant to Work Statement NB-1 in respect of third-party claims of injury, illness or adverse side effects to a patient in the study that is the subject of Work Statement NB-1 that are attributable to the Radius study drug under indemnification letters with such investigative sites. The Clinical Trial Services Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

        In December 2011, we entered into an amendment to the Work Statement NB-1, or the First Amendment. Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the trial will be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study's parameters. Payments to be made by us to Nordic under the First Amendment in connection with the conduct of the study in such additional countries are denominated in both euros and U.S. dollars and total up to both €717,700 ($988,919) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to both €1.2 million ($1.7 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

        In June 2012, we entered into a second amendment to the Work Statement NB-1, or the Second Amendment. Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services provided at existing sites and the addition of the new study sites within the study's parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($16,454) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the extra services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total €3.7 million ($5.1 million) and $205,540, respectively.

        The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($56.7 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Trial. These payments may be adjusted based upon actual sites opened, work performed or number of patients enrolled.

        Pursuant to the Work Statement NB-1, we are required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Trial followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Study schedule may alter the timing, but not the aggregate amounts of the payments.

        Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €371,864 of Series A-5 Convertible Preferred Stock at $8.142 per share, and 64,430 shares of Series A-5 Convertible Preferred Stock were sold to Nordic on May 17, 2011 for proceeds of $525,154. These shares were exchanged in the Merger for an aggregate of 6,443 shares of our Series A-5 Convertible Preferred Stock, or Series A-5.

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of our Series A-6 Convertible Preferred Stock, or Series A-6, or shares of common stock if our preferred stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36.8 million ($50.7 million) (the "Nordic Accruing Dividend"). In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Phase 3 Clinical Trial is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Trial. On the last business day of each calendar quarter (each, an "Accrual Date"), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 (or common stock, after the conversion of the Company's preferred stock into common stock) to Nordic that is referred to as the "Applicable Quarterly Amount" and is equal to €36.8 million ($50.7 million) (subject to adjustment in accordance with the applicable provisions of the Second Amendment relating to consideration payable for patients enrolled in India and the U.S.) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by the number of calendar quarters it will take to complete the Phase 3 Clinical Trial. To calculate the aggregate number of shares due to Nordic in each calendar quarter, we convert the portion of €36.8 million ($50.7 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. We then calculate the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 438,124 shares of Series A-6 were due to Nordic under Work Statement NB-1, as amended, or, after the automatic conversion into common stock of our preferred stock, 4,381,240 shares of our common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-1 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 438,124 shares accrued under Work Statement NB-1 on December 31, 2013.

        Abaloparatide-SC Phase 3 Clinical Extension Study—In February 2013, we entered into a Work Statement NB-3 (the "Work Statement NB-3") under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month Abaloparatide-SC Phase 3 Clinical Trial, or the Extension Study, and will be compensated for such services in a combination of cash and shares of stock. Under the terms of a Letter of Intent that we entered into with Nordic on October 22, 2012 setting forth the parties'

obligations to negotiate in good faith to enter into Work Statement NB-3, we were required to make an initial payment of €806,468 ($1.1 million).

        Payments in cash to be made to Nordic under the Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €4.5 million ($6.2 million) and $0.6 million, respectively. In addition, the Company will issue to Nordic, shares of our Series A-6 having a value of up to €4.5 million ($6.2 million) and $0.3 million, as additional payment for services to be provided under the Work Statement NB-3 and the Clinical Trial Services Agreement.

        The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic was entitled to receive quarterly stock dividends in connection with services performed under the Work Statement NB-3, payable in shares of Series A-6 or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our amended certificate of incorporation, having an aggregate value of up to €4.5 million ($6.2 million) and $0.3 million. In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Extension Study is determined based upon the estimated period that will be required to complete the Extension Study. On each Accrual Date, beginning with the quarter ended March 31, 2013, we will recognize a liability to issue shares of Series A-6 to Nordic with an Applicable Quarterly Amount value equal to €4.5 million ($6.2 million) and $0.3 million minus the aggregate value of any previously accrued Nordic Accruing Dividend related to the Extension Study divided by the number of calendar quarters it will take to complete the Extension Study. We calculate the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing such Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 25,772 shares of Series A-6 were due to Nordic under Work Statement NB-3, or, after the automatic conversion into common stock of the Company's preferred stock, 257,720 shares of our common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-3 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 25,772 shares accrued under Work Statement NB-3 on December 31, 2013.

        On December 6, 2013, we entered into a Letter of Intent, or the Letter of Intent, with Nordic, which provides that we and Nordic will continue to negotiate the definitive terms of an Amendment No. 1 to Work Statement NB-3, or the Amendment, which provides for an additional 18 months of standard-of-care treatment for those patients enrolled in the Extension Study being performed under Work Statement NB-3, or the Second Extension. The Amendment provides for payment by us to Nordic of both cash and equity compensation in consideration of the services provided by Nordic, with the equity portion of such compensation to be made pursuant to an Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011.

        Pursuant to the Letter of Intent, we were required to make an initial payment of €222,573 ($0.3 million) and agreed to commence payment of the cash compensation due in consideration of the services being provided by Nordic under the Amendment. Once the Amendment is fully executed we will commence payment of both the cash and equity compensation stipulated under the Amendment.

        Payments in cash to be made by us to Nordic under the Letter of Intent and Amendment in connection with the services to be provided are denominated in both euros and U.S. dollars and total up to €3.0 million ($4.1 million) and $0.5 million, respectively. In addition, we will issue to Nordic, subject to the execution of the Amendment, shares of its stock having a value of up to €3.0 million ($4.1 million) and $0.5 million, as additional payment for services to be provided under the Amendment and the Clinical Trial Services Agreement.

        The Letter of Intent will terminate on the earlier of (1) the date on which we and Nordic enter into the Amendment or (2) February 28, 2014 (pursuant to an extension mutually agreed to by us and Nordic).

        Abaloparatide-TD Phase 2 Clinical Trial—On July 26, 2012, we entered into a Letter of Intent (the "Letter of Intent") with Nordic, which provides that the Company and Nordic will, subject to compliance by the Company with certain requirements of our certificate of incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2 (the "Work Statement NB-2"), a draft of which is attached to the Letter of Intent, and (2) an amendment to the Amended and Restated Stock Issuance Agreement.

        In February 2013, we executed the final Work Statement NB-2 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-2, Nordic will provide clinical trial services relating to the Phase 2 Clinical Trial and will be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by us to Nordic under the Work Statement NB-2 are denominated in both euros and U.S. dollars and total up to €3.6 million ($5.0 million) and $0.3 million, respectively. In addition, we will issue to Nordic shares of our Series A-6 stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Clinical Trial Services Agreement.

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends in connection with services performed under Work Statement NB-2, payable in shares of Series A-6, or shares of common stock if our preferred stock has been automatically converted in accordance with its amended certificate of incorporation. In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Phase 2 Clinical Trial is determined based upon the estimated period that will be required to complete the Phase 2 Clinical Trial. On each Accrual Date, beginning with the quarter ended December 31, 2012, we will recognize a liability to issue shares of Series A-6 to Nordic with an Applicable Quarterly Amount value equal to up to $2.9 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Phase 2 Clinical Study divided by the number of calendar quarters it will take to complete the Phase 2 Clinical Study. We calculate the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing such Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 32,215 shares of Series A-6 were due to Nordic under Work Statement NB-2, or, after the automatic conversion into common stock of our preferred stock, 322,150 shares of common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-2 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 32,215 shares accrued under Work Statement NB-2 on December 31, 2013.

3M

        In December 2008, we entered into a Feasibility Agreement with 3M whereby 3M assessed the feasibility of developing an Abaloparatide-TD product and supplying the product for preclinical studies in an animal model. Upon successful completion of the feasibility study, during June 2009, we entered into a Development and Clinical Supplies Agreement with 3M under which 3M is responsible to develop an Abaloparatide-TD product and manufacture clinical and toxicology supplies of such patch product for preclinical, Phase 1 and Phase 2 studies on an exclusive basis during the term of the agreement. In December 2012, we entered into an amendment to the Development and Clinical Supplies Agreement in which 3M agreed to develop and manufacture clinical and toxicology supplies for the Phase 3 Abaloparatide-TD clinical study. In addition, 3M agreed that it will not use jointly owned intellectual property developed during and resulting from its work with Radius on Abaloparatide-TD in relation to any other PTH or PTHrP analogue or derivative. We hold exclusive worldwide rights to this use of transdermal technology.

        We pay 3M for services delivered pursuant to the Development and Clinical Supplies Agreement on a fee for service or a fee for deliverable basis as specified in the Development and Clinical Supplies Agreement. The Feasibility Agreement expired on or around September 2009. We have paid 3M approximately $15.0 million, in the aggregate, through December 31, 2013 in respect to services and deliverables delivered pursuant to the Feasibility Agreement and the Development and Clinical Supplies Agreement.

        The Development and Clinical Supplies Agreement, as amended, provides for services through December 31, 2017, unless it is sooner terminated. Either party may terminate the Development and Clinical Supplies Agreement upon a material breach by the other party unless such other party cures the alleged breach within the notice period specified in the Development and Clinical Supplies Agreement. The Development and Clinical Supplies Agreement contains customary risk allocation clauses with 3M indemnifying us in respect of third- party claims arising from any personal injury to the extent that such claim results from 3M's breach of warranty with respect to Abaloparatide-TD meeting applicable specifications; and us indemnifying 3M in respect of third-party claims arising with from our or our agent's use, testing or clinical studies of Abaloparatide-TD. The Development and Clinical Supplies Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Ipsen Pharma

        In September 2005, we entered into a License Agreement with Ipsen, as amended in September 2007 and May 2011, under which we exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan (where we do not hold commercialization rights) and France (where our commercialization rights are subject to certain co-marketing and co-promotion rights retained by Ipsen). Ipsen also granted us an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted us an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling us to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan (where we do not hold commercialization rights) and France (where our commercialization rights are subject to certain co-marketing and co-promotion rights retained by Ipsen). With respect to France, if Ipsen exercises its co-marketing and co-promotion rights then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay us a mid-single digit royalty on Ipsen's allocable portion of aggregate revenue from the sale of products by both parties in France. Specifically, we licensed US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone," US Patent No. 6,544,949, (effective filing date March 29, 1996, statutory term ends March 29, 2016) entitled "Analogs of Parathyroid Hormone" and the corresponding foreign patents and continuing patent applications.

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

        As consideration for the rights to abaloparatide licensed to us by Ipsen, we paid Ipsen a non-refundable, non-creditable initial license fee of $250.0 thousand. The License Agreement requires us to make payments to Ipsen upon the achievement of certain development milestones in the range of $750.0 thousand and upon the achievement of certain development, regulatory and commercial milestones in the range of €10.0 million to €36.0 million ($13.8 million to $49.6 million), and we have, as of December 31, 2013, paid $0.8 million in milestone payments and issued 17,326 shares of series A-1 convertible preferred stock to Ipsen on May 17, 2011 in lieu of a €1.0 million cash payment due to Ipsen upon initiation of the first abaloparatide Phase 3 clinical study. If we or our sublicensees commercialize a product that includes the compound licensed from Ipsen or any analog thereof, we will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country.

        The date of the last to expire of the abaloparatide patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense the rights licensed from Ipsen to a third party, we are obligated to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The License Agreement expires on a country by country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires, in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.

        The License Agreement may be terminated by us with prior notice to Ipsen. The License Agreement may be terminated by Ipsen upon notice to us with immediate effect, if we, in any country of the world, bring an action or proceeding seeking to have any Ipsen patent right declared invalid or unenforceable. The License Agreement can also be terminated by Ipsen if we fail to use reasonable commercial efforts to develop the licensed product for sale and commercialization in those countries within the territory where it is commercially reasonable to do so as contemplated by the License Agreement, or fail to use reasonable commercial efforts to perform our obligations under the latest revised version of the development plan approved by the joint steering committee, or fail to use reasonable commercial efforts to launch and sell one licensed product in those countries within the territory where it is commercially reasonable to do so. Either party may also terminate the License Agreement upon a material breach by the other party unless such other party cures the alleged breach within the notice period specified in the License Agreement. Ipsen may terminate the License Agreement in the event that the License Agreement is assigned or sublicensed or in the event that a third party acquires us or in the event that we acquire control over a PTH or a PTHrP compound that is in clinical development or is commercially available in the territory and that, following such assignment, sublicense, acquisition, or acquisition of control by us, such assignee, sublicensee, acquirer or we fail to meet the timetable under the latest revised version of the development plan approved by the joint steering committee under the License Agreement. Any failure to meet such timetable for purposes of such termination clause is deemed a material breach by us.

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

        In January 2006, we entered into a Pharmaceutical Development Agreement as contemplated by the License Agreement with Ipsen. The Pharmaceutical Development Agreement as amended in July 2007, February 2009, June 2010 and December 2011 provides for the supply of quantities of licensed product for use in certain clinical trials. Beaufour Ipsen Industrie SAS, a subsidiary of Ipsen, is responsible for the supply of Abaloparatide-SC in liquid form in a multi-dose cartridge for use in a pen delivery device. The multi-dose cartridges are manufactured for Beaufour Ipsen Industrie SAS by Vetter under a separate agreement between those parties, and abaloparatide API is manufactured by Lonza for us and is delivered to Vetter for vialing in the multi-dose cartridges. The Pharmaceutical Development Agreement expires upon the completion of the work plan entered into under the Pharmaceutical Development Agreement unless it is sooner terminated. The Pharmaceutical Development Agreement shall automatically terminate upon termination of the Ipsen license Agreement. We may terminate the Pharmaceutical Development Agreement at any time and for any reason with a specified prior notice period to Ipsen. Either party may terminate the Pharmaceutical Development Agreement upon a material breach by the other party with respect to the Pharmaceutical Development Agreement or the Ipsen License Agreement unless such other party cures the alleged breach within the notice period specified in the Development and Manufacturing Services Agreement. The Pharmaceutical Development Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Eisai

        In June 2006, we exclusively licensed the worldwide (except Japan) rights to research, develop, manufacture and commercialize RAD1901 and related products from Eisai. Specifically, we licensed the patent application that subsequently issued as US Patent No. 7,612,114 (effective filing date December 25, 2003, statutory term extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO) entitled "Selective Estrogen Receptor Modulator," the corresponding foreign patent applications and continuing patent applications. As consideration for the rights to RAD1901, we paid Eisai an initial license fee of $0.5 million. In connection with the License Agreement, we have agreed to pay Eisai certain fees in the range of $1.0 million to $20.0 million (inclusive of the $0.5 million initial license fee), payable upon the achievement of certain clinical and regulatory milestones.

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

        The license agreement may be terminated by us with respect to the entire territory with prior notice to Eisai if we reasonably determine that the medical/scientific, technical, regulatory or commercial profile of the licensed product does not justify continued development or marketing. The license agreement can also be terminated by Eisai on a country by country basis at any time prior to the date on which we have submitted for either an FDA NDA approval or an EMA marketing approval with respect to a licensed product, upon prior written notice to us if Eisai makes a good faith determination that we have not used commercially reasonable efforts to develop the licensed product in the territory having reference to prevailing principles and time scales associated with the development, clinical testing and government approval of products of a like nature to such licensed product, unless such default is cured within the period specified in the license agreement or if not capable of being cured within such period we commence efforts to cure and make diligent efforts to do so. Either party may also terminate the license agreement upon a material breach by the other party unless such other party cures the alleged breach within the notice period specified in the license agreement. Either party may also terminate the license agreement upon the bankruptcy or insolvency of the other party. Eisai may also terminate the license agreement with prior notice if we are acquired by, or if we transfer all of our pharmaceutical business assets (or an essential part of such assets) or more than 50% of our voting stock to, any third party person or organization, or otherwise come under the control of, such a person or organization, whether resulting from merger, acquisition, consolidation or otherwise in the event that Eisai reasonably determines that the person or organization assuming control of us is not able to perform the license agreement with the same degree of skill and diligence that we would use, such determination being made with reference to the following criteria with respect to the person or organization assuming control of us: (1) whether such person or organization has the financial resources to assume our obligations with respect to development and commercialization of products; (2) whether such person or organization has personnel with skill and experience adequate to assume our obligations with respect to development and commercialization of products at the stage of development and commercialization as of the date of such change; and (3) whether such person or organization expressly assumes all obligations imposed on us by the license agreement and agrees to dedicate personnel and financial resources to the development and commercialization of the licensed product that are at least as great as those provided by us. Eisai shall further have the right to terminate if the acquiring person or organization: (a) has any material and active litigations with Eisai; (b) is a certain type of pharmaceutical company; or (c) is a hostile takeover bidder against us which has not been approved by our board of directors as constituted immediately prior to such change of control.

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

Lonza

        In October 2007, we entered into a Development and Manufacturing Services Agreement with Lonza. We and Lonza have entered into a series of Work Orders pursuant to the Development and Manufacturing Services Agreement pursuant to which Lonza has performed pharmaceutical development and manufacturing services for our abaloparatide product. We pay Lonza for services rendered and deliverables delivered pursuant to these work orders on a fee for service basis as specified in the applicable work statement. The Development and Manufacturing Services Agreement will expire on December 31, 2015 unless it is sooner terminated, and is subject to renewal by us for successive multiple-year terms with notice to Lonza.

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

        The Development and Manufacturing Services Agreement contains customary risk allocation clauses with each party indemnifying the other in respect of third- party claims arising out of or resulting from: (i) the negligence or willful misconduct of such party, its affiliates and their respective officers, directors, employees and agents in performing its obligations under the Developing and Manufacturing Services Agreement; and (ii) any breach by such party of its representations and warranties under the Development and Manufacturing Services Agreement. We have agreed to indemnify Lonza in respect of third-party claims arising from or relating to the use of our product.

        On December 23, 2011, we entered into Work Order No. 4, or Work Order No. 4, under that certain Development and Manufacturing Services Agreement with Lonza. Pursuant to Work Order No. 4, Lonza agreed to perform activities required for our filing of an NDA in the United States with the FDA and similar applications required by the EMA and other authorities, excluding authorities in Japan, for abaloparatide, including production of three validation batches. These activities will provide for full process qualification and all required documentation necessary for regulatory submissions of the

NDA to the FDA and the NDA equivalents to such other authorities. The total compensation payable to Lonza from us for services performed under Work Order No. 4 is up to €363.5 thousand plus up to €1.1 million ($500.9 thousand, plus up to $1.5 million), for the regulatory qualification and validation campaigns.

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

        The Laboratory Services and Confidentiality Agreement contains customary risk allocation clauses with each party indemnifying the other in respect of third- party claims arising out of or in connection with the negligence or willful misconduct of such party. We also agreed to indemnify CRLI in respect of third- party claims arising out of or in connection with the manufacture, distribution, use, sale or other disposition by us, or any of our distributors, customers, sublicensees or representatives, of any of our products or processes and/or any other substances which are produced, purified, tested or vialed by CRLI. We also agreed to indemnify CRLI against any and all liability that may be incurred as the result of any contact by us or our employees with CRLI's animals, tissues or specimens during visits to CRLI or after delivery of any samples/specimens to us. The Laboratory Services and Confidentiality Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Government Regulation

United States—FDA Process

        The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. We expect abaloparatide, RAD1901 and RAD140 will each be subject to review by the FDA as a drug under NDA standards though we currently only have an active IND application in relation to abaloparatide in the United States. We anticipate filing an investigational new drug application for RAD1901 with the FDA in 2014, as previous studies of RAD1901 were performed outside the United States.

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

        Clinical trials necessary for product approval are typically conducted in three sequential phases, but the Phases may overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board, or IRB, for each institution where the trials will be conducted, and each IRB must monitor the study until completion. Study subjects must provide informed consent and sign an informed consent form before participating in a clinical trial. Clinical testing also must satisfy extensive good clinical practice, or GCP, regulations and regulations for informed consent and privacy of individually identifiable information.

        Phase 1 usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase 1 studies are usually conducted in healthy individuals and are not intended to treat disease or illness. However, Phase 1b studies are conducted in healthy volunteers or in patients diagnosed with the disease or condition for which the study drug is intended, who demonstrate some biomarker, surrogate, or possibly clinical outcome that could be considered for "proof of concept." Proof of concept in a Phase 1b study typically confirms the hypothesis that the current prediction of biomarker, or outcome benefit is compatible with the mechanism of action.

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

        Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. A Phase 3 trial usually compares how well the study drug works compared with an inactive placebo and/or another approved medication. One group of patients may receive the new drug being tested, while another group of patients may receive the comparator drug (already approved drug for the disease being studied), or placebo.

        There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA or an IRB (with respect to a particular study site) may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

        The FDCA permits FDA and the IND application sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of an effectiveness claim in an NDA. This process is known as a Special Protocol Assessment, or SPA. Under an SPA, the FDA agrees to not alter its position with respect to adequacy of the design, execution or analyses of the clinical trial intended to form the primary basis of an effectiveness claim in an NDA without the sponsor's agreement, unless the FDA identifies a substantial scientific issue essential to determining the safety or efficacy of the drug after testing begins.

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

        The FDA has various programs, including fast track, breakthrough designation, priority review and accelerated approval that are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those intended to treat serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. From time to time, we anticipate applying for orphan designation and/or breakthrough designation for programs that we believe meet the applicable FDA criteria. A company cannot be sure that any of its drugs will qualify for any of these programs, or even if a drug does qualify, that the review time will be reduced.

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

        The Hatch-Waxman Act provides five years of data exclusivity for new chemical entities which prevents the FDA from accepting ANDAs and 505(b)(2) applications containing the protected active ingredient. We expect to be eligible for five years of data exclusivity following any FDA approval of Abaloparatide-SC.

        The Hatch-Waxman Act also provides three years of exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA's approval of new uses of approved products, such as new indications, delivery mechanisms, dosage forms, strengths, or conditions of use. For example, if Abaloparatide-SC is approved for commercialization and we are successful in performing a clinical trial of Abaloparatide-TD that provides a new basis for approval (a different delivery mechanism) it is possible that we may become eligible for an additional three year period of data exclusivity which protects against the approval of ANDAs and 505(b)(2) applications for the protected use but will not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient.

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

European Union—EMA Process

        In the EU, medicinal products are authorized following a similar demanding process as that required in the United States and applications are based on the ICH Common Technical Document. Prior to submitting a European Marketing Authorization Application, or MAA, it is necessary to gain approval of a detailed Pediatric Investigation Plan, or PIP, with the European Medicines Agency's Pediatric Committee, or PDCO. After gaining PIP approval, medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

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

        In light of the fact that there is no policy at the EU level governing pricing and reimbursement, the 27 EU Member States each have developed their own, often varying, approaches. In many EU Member States, pricing negotiations must take place between the holder of the marketing authorization and the competent national authorities before the product is sold in their market with the holder of the marketing authorization required to provide evidence demonstrating the pharmaco-economic superiority of its product in comparison with directly and indirectly competing products. We have reviewed our development program, proposed Phase 3 study design, and overall non-clinical and clinical data package and believe they support future regulatory approval of Abaloparatide-SC in the EU. In December 2012, we met with the Swedish Medical Products Agency, or MPA, to review the design and the overall progress of the Phase 3 study. The MPA confirmed that the program, based on the current single pivotal trial design, could support the submission and potential approval of an MAA in the EU, depending on the results of the Phase 3 study.

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

        New medicinal products in the EU can receive eight years of data exclusivity coupled with two years of market exclusivity, and a potential one year extension, if the marketing authorizations holder obtains an authorization for one or more new therapeutic indications that demonstrates "significant clinical benefit" in comparison with existing therapies; this system is usually referred to as "8+2+1". We expect to be eligible for at least ten years of market exclusivity following any approval of Abaloparatide-SC.

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

Pricing and Reimbursement

        In the United States and internationally, sales of products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of reimbursement from third- party payers such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out-of-pocket obligations of member patients for such products. In addition, particularly in the United States and increasingly in other countries, we may be required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.

        There is no legislation at the EU level governing the pricing and reimbursement of medicinal products in the EU. As a result, the competent authorities of each of the 27 EU Member States have adopted individual strategies regulating the pricing and reimbursement of medicinal products in their territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move towards reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price- control methodologies. The government of the UK announced the phase-out of its established Pharmaceutical Pricing Reimbursement Scheme approach in January 2014 and the adoption of a new value-based pricing approach, at least for new product introductions. Under this approach, in a complete departure from established methodologies, reimbursement levels of each drug will be explicitly based on an assessment of value, looking at the benefits for the patient, unmet need, therapeutic innovation, and benefit to society as a whole. It is increasingly common in many EU Member States for Marketing Authorization Holders to be required to demonstrate the pharmaco-economic superiority of their products as compared to products already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.

        Future legislation, including the current versions being considered at the federal level in the United States and at the national level in EU Member States, or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize products depends in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved healthcare products by third-party payers.

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

        We may also be subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes, so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA permits the government to assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called "responsible corporate officer" doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.

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

        Similar rigid restrictions are imposed on the promotion and marketing of medicinal products in the EU and other countries. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution partners can have adverse implications for us.

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

Employees

        As of January 31, 2014, we employed 10 full-time employees and two part-time employees, three of whom held Ph.D. or M.D. degrees. Seven of our employees were engaged in research and development activities and five were engaged in support administration, including business development and finance. We intend to use CROs and other third parties to perform our clinical studies and manufacturing.

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

Legal Proceedings

        We are not currently involved in any material legal proceedings.

ITEM 1A.    RISK FACTORS.

        You should carefully consider the risks described below as well as other information provided to you in this annual report on Form 10-K, including information in the section of this document entitled "Special Note Regarding Forward Looking Statements." If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

 Risks Related to Our Business

Risks Related to Our Financial Position and Need for Capital

We currently have no product revenues and will need to raise additional capital, which may not be available on favorable terms, if at all, in order to continue operating our business.

        To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are Abaloparatide-SC, Abaloparatide-TD, RAD1901 and RAD140, and none of these product candidates is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, borrowings, licensing fees and grants and, potentially, future offerings of our securities. We believe that our existing resources will be sufficient to fund our planned operations into the third quarter of 2014. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. If we fail to obtain additional capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

We are not currently profitable and may never become profitable.

        We have a history of net losses and expect to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. We had net losses of $60.7 million, $69.1 million and $42.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $277.3 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or we may need to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

        Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our revenues, if any, may fluctuate from quarter to quarter and our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events as well as the various risk factors listed in this "Risk Factors" section could adversely affect our financial results and cause the value of our stock to fall.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are heavily dependent on the success of Abaloparatide-SC which is under clinical development. We cannot be certain that Abaloparatide-SC will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

        Abaloparatide-SC is our only product candidate in late-stage clinical development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market Abaloparatide-SC in the United States unless and until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in foreign countries. In addition, the approval of Abaloparatide-TD as a line extension to Abaloparatide-SC is dependent on the earlier approval of Abaloparatide-SC. We have not submitted an NDA to the FDA or comparable applications to regulatory authorities in other countries. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and any approval of Abaloparatide-SC may be delayed, limited or denied for many reasons, including:

  •
  we may not be able to demonstrate that abaloparatide is safe and effective as a treatment for osteoporosis to the satisfaction of the FDA;

  •
  the results of our clinical studies may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

  •
  the FDA may disagree with the number, design, size, conduct or implementation of our clinical studies;

  •
  any clinical research organizations, or CROs, that we have retained or may in the future retain, to conduct clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

  •
  the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that abaloparatide's clinical and other benefits outweigh its safety risks;

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

        In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis. Our ongoing Abaloparatide-SC pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the abaloparatide 80 µg and placebo groups in our Phase 3 study, which groups will receive an approved alendronate (generic Fosamax) therapy for osteoporosis management. We plan to submit our NDA with the 24-month fracture data. We cannot be certain that the FDA will be supportive of this plan, will not change this approval policy again or will not adopt other approval policies or regulations that adversely affect any NDA that we may submit, the occurrence of any of which may further delay FDA approval.

        Before we submit an NDA to the FDA for Abaloparatide-SC as a treatment for osteoporosis, we must complete our pivotal Phase 3 study based upon 18-month fracture data, a carcinogenicity study in rats, and bone quality studies in rats and monkeys. We also may need to complete several additional studies, including, but not limited to, a thorough QT Phase 1 study, a Phase 1 pharmacokinetic, or PK, study in renal patients, a Phase 1 absolute bioavailability PK study and several drug interaction studies. Not all of these studies have commenced and the results of these studies will have an important bearing on the approval of abaloparatide. In addition to fracture and bone mineral density, or BMD, our pivotal Phase 3 study will measure a number of other potential safety indicators, including blood calcium levels, orthostatic hypotension, nausea, dizziness and anti-abaloparatide antibodies which may have an important bearing on the approval of abaloparatide.

        We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates, including Abaloparatide-SC, Abaloparatide-TD, RAD1901 and RAD140, or any product candidate we may acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its indicated use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review, such as the request we received from the FDA with respect to providing a minimum of 24-month fracture data for approval of abaloparatide. Delays in obtaining regulatory approvals may:

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

        Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. A substantial portion of our abaloparatide development costs are denominated in euros and any adverse movement in the dollar/euro exchange rate will result in increased costs and require us to raise additional capital to complete the development of our products. The clinical trial process is also time consuming. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

        In addition, we, the FDA, or other regulatory authorities and ethics committees with jurisdiction over our studies may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA or other authorities find deficiencies in our regulatory submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for existing or future clinical trials. Any such unexpected expenses or delays in our clinical trials could increase our need for additional capital, which may not be available on favorable terms or at all.

Most of our product candidates are in early stages of clinical trials.

        Except for Abaloparatide-SC and Abaloparatide-TD, each of our other product candidates (i.e., RAD1901 and RAD140) is in the early stages of development and requires extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA would be accepted.

The results of our clinical trials may not support our product candidate claims.

        Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. For example, our Phase 3 trial of Abaloparatide-SC for fracture prevention may not replicate the positive efficacy results for BMD from our two Phase 2 trials. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials to date have involved small patient populations. Because of the small sample sizes, the results of these clinical trials may not be indicative of future results.

If serious adverse or undesirable side effects are identified during the development of our product candidates, we may need to abandon our development of some of our product candidates.

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

The commercial success of any product candidates that we may develop will depend upon the degree of market acceptance by physicians, patients, healthcare payers and others in the medical community.

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

        Because we have limited financial and managerial resources, we narrowly focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

If a regulatory or governmental authority determines that a financial interest in the outcome of the Phase 3 study of Abaloparatide-SC by any of the entities managing our Phase 3 clinical trial affected the reliability of the data from the Phase 3 clinical trial, our ability to use the data for our planned regulatory submissions could be compromised, which could harm our business and the value of our common stock.

        The Phase 3 clinical trial of Abaloparatide-SC is being managed by Nordic at certain clinical sites operated by the Center for Clinical and Basic Research, or CCBR, a leading global CRO with extensive experience in global osteoporosis registration studies. Nordic controls, and holds an ownership interest in, the local CCBR clinical sites. The clinical trial investigators are employees of CCBR and may also hold an equity interest in the local CCBR clinical trials.

        In consideration of Nordic's management of our Phase 3 clinical trial, we agreed to make various cash payments to Nordic denominated in both euros and U.S. dollars over the course of the Phase 3 study equal to a total of up to approximately €41.2 million ($56.7 million) and a total of up to approximately $3.2 million. We also agreed to sell shares of capital stock to Nordic that were exchanged in the Merger for 6,443 shares of our series A-5 convertible preferred stock for proceeds of approximately $0.5 million. These shares of our series A-5 convertible preferred stock will automatically convert into 64,430 shares of our common stock upon the listing of our common stock on a national securities exchange. Pursuant to the terms of our agreements with Nordic, we will also issue to Nordic shares of stock with an aggregate value of up to €36.8 million ($50.7 million) in consideration of Nordic's management of the Phase 3 clinical trial. These shares of stock accrue at a quarterly rate based on the progress of the Phase 3 clinical trial and are issuable at a price per share equal to the greater of $8.142 and the 20-day average of the closing price of our common stock at the relevant time of determination at any time after our common stock is publicly traded.

        The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control, including any negative outcome of the Phase 3 study. Accordingly, the shares of stock that we will issue to Nordic in consideration of Nordic's management of the Phase 3 clinical trial may be less than the full value originally anticipated under our agreements with Nordic, assuming Nordic did not expect the fair market value of our stock to fluctuate widely over the term of such agreements. As a result, the total consideration that Nordic will receive in cash and stock may be viewed to be below the market price paid by other companies for comparable clinical trial services.

        Because of the potential decrease in the value of the common stock issuable to Nordic upon a negative outcome of the Phase 3 study, Nordic, CCBR and the clinical trial investigators may be viewed as having a financial interest in the outcome of the study. We have obtained written acknowledgments from the clinical trial investigators certifying that they have no financial interest in the outcome of the Phase 3 clinical trial. However, if the FDA, the European Medicines Agency, or EMA, or any other similar regulatory or governmental authority determines that Nordic, CCBR or the clinical trial investigators have a financial interest that affected the reliability of the data from the Phase 3 clinical trial, we could be subject to additional regulatory scrutiny and the utility of the Phase 3 clinical trial for purposes of our planned regulatory submissions could be compromised, which could have a material adverse effect on our business and the value of our common stock.

We will rely exclusively on third parties to formulate and manufacture our product candidates.

        We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We have entered into agreements with contract manufacturers to manufacture abaloparatide for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of abaloparatide. We may not have sufficient clinical supplies of abaloparatide but believe that our contract manufacturers will be able to produce sufficient supply of abaloparatide to complete all of the planned abaloparatide clinical studies. If our contract manufacturers are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our clinical studies, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies for abaloparatide. Any modification of our finished product or modification or termination of our Phase 3 clinical study could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business and impair our ability to raise capital.

        We depend on a number of single source contract manufacturers to supply key components of abaloparatide. For example, we depend on Lonza Group Ltd., or Lonza, which produces supplies of bulk drug product of abaloparatide to support the Abaloparatide-SC and Abaloparatide-TD clinical studies and potential commercial launch. We also depend on Ipsen, its subcontractor Vetter Pharma Fertigung GmbH & Co, or Vetter, and Becton, Dickinson and Company, or Becton Dickinson, for the production of finished supplies of Abaloparatide-SC and we depend on 3M for the production of Abaloparatide-TD. Because of our dependence on Vetter for the "fill and finish" part of the manufacturing process for Abaloparatide-SC, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of abaloparatide to meet the needs of our clinical studies or be able to scale to commercial production of abaloparatide. Because the manufacturing process for Abaloparatide-TD requires the use of 3M's proprietary technology, 3M is our sole source for finished clinical trial supplies of Abaloparatide-TD. To date, we have not entered into a commercial supply agreement with 3M. If we were not able to negotiate commercial supply terms with 3M, as we depend on 3M for production of Abaloparatide-TD, we would be unable to commercialize this product. Or, if we are forced to accept unfavorable terms for our future relationship with 3M, our business and financial condition would be materially harmed.

        While we are currently in discussions, to date, we have not entered into a long-term agreement with any of Lonza, Vetter or Becton Dickinson, each of whom currently produces abaloparatide or related components on a purchase order basis for us. Accordingly, Lonza, Vetter and Becton Dickinson could terminate their relationship with us at any time and for any reason. We may not be able to negotiate long-term agreements on acceptable terms, or at all. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce abaloparatide or related components in required quantities, on a timely basis or at all, or if we are forced to accept unfavorable terms for our future relationship, our business and financial condition would be materially harmed. If any of our current product candidates or any product candidates we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs or related components. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Risks Related to Marketing and Sale of Our Products

We have no experience selling, marketing or distributing products and currently do not have the internal capability to do so.

        We currently have no sales, marketing or distribution capabilities. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators' strategic interest in the products under development and such collaborators' ability to successfully market and sell any such products. We intend to build an internal sales force to market and sell our products to specialists and to pursue collaborative arrangements to market and sell our products to primary care physicians. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and we cannot assure you that their efforts will be successful. In addition, we cannot assure you that we will be able to establish or maintain relationships with such third party collaborators or that we would be able to market and sell our products in the United States or overseas through an in-house sales force in lieu of such relationships.

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

        The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Some of the drugs that we are attempting to develop, such as Abaloparatide-SC, Abaloparatide-TD, RAD1901 and RAD140 will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. In addition, companies doing business in different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations, and therefore, we may not be able to hire or retain qualified personnel to run all facets of our business. These risks could render our products or technologies obsolete or non-competitive.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

        Our ability to commercialize our drugs, alone or with collaborators, will depend in large part on the extent to which coverage and reimbursement will be available from:

  •
  government and health administration authorities;

  •
  private health maintenance organizations and health insurers; and

  •
  other healthcare payers.

        Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover the costs of our drug. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our product candidates, once approved, market acceptance of our products could be reduced.

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

If our efforts to protect our intellectual property related to Abaloparatide-SC, Abaloparatide-TD, RAD1901 and/or RAD140 fail to adequately protect these assets, we may lose the ability to license or successfully commercialize one or more of these candidates.

        Our commercial success is significantly dependent on intellectual property related to our product portfolio. We are either the licensee or assignee of numerous issued and pending patent applications that cover various aspects of our assets, including Abaloparatide-SC, Abaloparatide-TD, RAD1901 and RAD140.

        Patents covering abaloparatide as a composition of matter have been issued in the United States (US Patent No. 5,969,095), Europe and several additional countries. Because the abaloparatide composition of matter patent was filed in 1996, it is expected to have a normal expiration in approximately 2016 in the United States (this date does not include the possibility of Hatch-Waxman patent term extension, which could extend the expiration in the United States into the first quarter of 2021 if an application for extension is made and the maximum extension is granted by the USPTO) and additional countries where it has issued.

        We and Ipsen are also co-assignees to US Patent No. 7,803,770 that we believe provides exclusivity until 2028 in the United States (absent any Hatch-Waxman patent term extensions) for the method of treating osteoporosis with the intended therapeutic dose for Abaloparatide-SC.

        We and Ipsen are also co-assignees to US Patent No. 8,148,333 that we believe provides exclusivity until 2027 in the United States (absent any Hatch-Waxman patent term extensions) for the intended therapeutic formulation for Abaloparatide-SC.

        We and 3M are co-assignees to several foreign and corresponding U.S. patent applications with a priority date of April 22, 2011, which cover various aspects of abaloparatide for microneedle application. Any issued claims resulting from these applications will expire no earlier than 2032. However, pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of claimed inventions are not always predictable. Additional intellectual property covering Abaloparatide-TD technology exists in the form of proprietary information protected as trade secrets. These can be accidentally disclosed to, independently derived by or misappropriated by competitors, possibly reducing or eliminating the exclusivity advantages of this form of intellectual property, thereby allowing those competitors more rapid entry into the marketplace with a competitive product thus reducing our advantage with Abaloparatide-TD. In addition, trade secrets may in some instances become publicly available through required disclosures in regulatory files. Alternatively, competitors may sometimes reverse engineer a product once it becomes available on the market. Even where a competitor does not use an identical technology for the delivery of abaloparatide, it is possible that they could achieve an equivalent or even superior result using another technology. Such occurrences could lead to either one or more alternative competitor products becoming available on the market and/or one or more generic competitor products on the market gaining market share and causing a corresponding decrease in market share and/or price for Abaloparatide-TD.

        Patents covering RAD1901 as a composition of matter, as well as the use of RAD1901 for the treatment of estrogen-dependent breast cancer, have been issued in the United States, Canada and Australia and are pending in Europe and India. The RAD1901composition of matter patents in the United States expire in 2023 and 2026 (absent any Hatch-Waxman patent term extension). Additional patent applications relating to methods of treating vasomotor symptoms and clinical dosage strengths using RAD1901 have been filed. Pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of any claimed invention before a patent office are not always predictable. As a result, we could encounter challenges or difficulties in building, maintaining and/or defending our intellectual property both in the United States and abroad.

        Patent applications covering RAD140 and other SARM compounds have been granted in the United States, Mexico, Japan and Australia, and are pending in the United States and elsewhere. The RAD140 composition of matter case expires in 2029 in the United States (absent any Hatch-Waxman patent term extension) and additional countries if and when it issues.

        Since patents are highly technical legal documents that are frequently subject to intense litigation pressure, there is risk that even if one or more of the patents related to our products does issue and is asserted that the patent(s) will be found invalid, unenforceable and/or not infringed when subject to said litigation. Finally, the intellectual property laws and practices can vary considerably from one country to another and also can change with time. As a result, we could encounter challenges or difficulties in building, maintaining and defending our intellectual property both in the United States and abroad.

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

        Our success depends in large part on our and our licensors' ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us fail to maintain these patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

        The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors' patent rights are highly uncertain. Our and our licensors' pending and future patent applications may not result in patents being issued that protect our technology or products or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Assuming the other requirements for patentability are met, in the United States, prior to March 16, 2013, the first to make the claimed invention was entitled to the patent (a "first-to-invent" system), while outside the United States, the first to file a patent application is entitled to the patent (a "first-to-file" system). With the implementation of the Leahy-Smith America Invests Act, the United States now has a first-to-file system for patent applications filed on or after March 16, 2013. We may become involved in opposition, interference or derivation proceedings challenging our patent rights or the patent rights of others. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. An adverse determination in any such proceeding could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

        Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Any challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Payments, fees, submissions and various additional requirements must be met in order for pending patent applications to advance in prosecution and issued patents to be maintained. Rigorous compliance with these requirements is essential to procurement and maintenance of patents integral to our product portfolio.

        Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will come due for payment periodically throughout the lifecycle of patent applications and issued patents. In order to help ensure that we comply with any required fee payment, documentary and/or procedural requirements as they might relate to any patents for which we are an assignee or co-assignee, we employ competent legal help and related professionals as needed to comply with those requirements. Our outside patent counsel uses Computer Packages, Inc. for patent annuity payments. Failure to meet a required fee payment, document production or procedural requirement can result in the abandonment of a pending patent application or the lapse of an issued patent. In some instances the defect can be cured through late compliance but there are situations where the failure to meet the required event cannot be cured. Any failures could compromise the intellectual property protection around our preclinical or clinical candidates and possibly weaken or eliminate our ability to protect our eventual market share for that product.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

        In addition to our patented technology and products, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to our trade secrets, such as our corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for any breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by a competitor, our competitive position would be harmed.

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

  •
  pay damages; or

  •
  defend litigation or administrative proceedings which may be costly whether we win or lose, which could result in a substantial diversion of our financial and management resources.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

        Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, our licensors may have rights to file and prosecute these types of claims and we may be reliant on them to do so.

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

        Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities, delaying the development of our product candidates. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Litigation or other proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct any litigation or proceedings. Some of our competitors may be able to sustain the costs of any litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Risks Related to Legislation and Administrative Actions

Healthcare reform may have a material adverse effect on our industry and our results of operations.

        From time to time, legislation is implemented to reign in rising healthcare expenditures. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA. PPACA includes a number of provisions affecting the pharmaceutical industry, including annual, non-deductible fees on any entity that manufactures or imports some types of branded prescription drugs and biologics, beginning in 2011, and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. In addition, among other things, PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research. Congress has proposed a number of legislative initiatives to alter PPACA, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to particular provisions of PPACA or its entirety. In addition, other legislative changes have been proposed and adopted since PPACA was enacted. Most recently, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which may result in such changes as aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013. The full impact on our business of PPACA and the Budget Control Act is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the pharmaceutical industry generally.

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

        We are subject to several healthcare regulations and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

  •
  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of various electronic healthcare transactions and protects the security and privacy of protected health information;

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

  •
  federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

  •
  federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

        Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we may be required to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage this growth effectively, our business would be harmed.

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

  •
  the potential for unknown liabilities and expenses;

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

Shares of our capital stock issued in the Merger to our affiliates are not freely tradable under federal securities laws and are subject to a lock-up provision, which limits our stockholders' ability to sell such shares of our capital stock.

        Shares of our preferred stock and our common stock issued as consideration in the Merger to our affiliates pursuant the Merger Agreement are deemed "Restricted Securities" under the federal securities laws, and consequently such shares may not be resold without registration under the Securities Act of 1933, as amended, or the Securities Act, or without an exemption from the Securities Act, such as resales effected in compliance with Rule 144 promulgated under the Securities Act. Notwithstanding any such exemption, all shares of our stock issued in the Merger are subject to a lock-up provision set forth in the applicable stockholders' agreement and may not be resold prior to the expiration of the specified lock-up period. The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities.

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

        The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. In the past, we have maintained a registration statement to register the resale of a significant number of shares of our common stock and may be required to do so in the future. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there would be a large number of shares registered pursuant to such a registration statement, selling stockholders would continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.

        As a public reporting company, we are subject to the Sarbanes-Oxley Act, as well as the information and reporting requirements of the Exchange Act and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders, cause our expenses to be higher than they would be if we were privately held. We are not currently required to obtain an attestation report of our independent auditors regarding the effectiveness of our internal controls under Section 404(b) of the Sarbanes-Oxley Act, but may be subject to Section 404(b) in the future. The cost to obtain an attestation report from our independent auditor would be significant. There is also a risk that neither we nor our independent auditor will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. Any failure by us to maintain the effectiveness of our internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse effect on our business, operating results and stock price.

For so long as shares of our preferred stock remain outstanding, if we are sold in a transaction yielding less than the liquidation preference payable in the aggregate to holders of outstanding preferred stock, holders of our common stock may not receive any proceeds from such transaction and may lose their investment entirely.

        As of February 19, 2014, we had outstanding 879,370 shares of common stock; 701,235 shares of series B preferred stock, 415,987 shares of series B-2 preferred stock; 939,612 shares of series A-1 preferred stock; 983,208 shares of series A-2 preferred stock; 142,227 shares of series A-3 preferred stock; 3,998 shares of series A-4 preferred stock; 6,443 shares of series A-5 preferred stock; 496,111 shares of series A-6 preferred stock; warrants to acquire 14,734 shares of series A-1 preferred stock; and warrants to acquire 2,793,326 shares of common stock. As more fully described herein and in our certificate of incorporation, holders of shares of our preferred stock outstanding at the time of a sale or liquidation will have a right to receive proceeds, if any, from any such transactions, before any payments are made to holders of our common stock. In the event that there are not enough proceeds to satisfy the entire liquidation preference of our preferred stock, holders of our common stock will receive nothing in respect of their equity holdings.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

        As of December 31, 2013, our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, owned, in the aggregate, substantially all of our outstanding voting stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

        As of December 31, 2013, we had $263.6 million of federal and $229.4 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        On July 15, 2011, we entered into a lease for our executive offices with Broadway Hampshire Associates Limited Partnership for approximately 5,672 rentable square feet of space in the building located at 201 Broadway, Cambridge, Massachusetts 02139.

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

        As of December 31, 2013, we had approximately 44 stockholders of record of our common stock. We have not paid any cash dividends since inception and do not anticipate paying cash dividends in the foreseeable future. Our ability to pay cash dividends is restricted pursuant to the terms of our credit facility and we may only pay stock dividends so long as no Default or Event of Default exists (as defined in the credit facility).

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

  (a)
  Sales of Unregistered Securities

        During the year ended December 31, 2013, we sold the following equity securities which were not registered under the Securities Act:

  •
  On June 10, 2013, a total of 12,166 shares of common stock were issued to one of our employees upon exercise of options granted under our 2003 Equity Incentive Plan for aggregate proceeds of $13,349.40.

  (b)
  Use of Proceeds from Public Offering of Common Stock

        None.

ITEM 6.    SELECTED FINANCIAL DATA.

        You should read the following selected financial data together with our financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the statements of operations data for each of the three years ended December 31, 2011, 2012 and 2013 and the balance sheets data as of December 31, 2012 and 2013 from the audited financial statements contained in Item 8 of Part II of this Form 10-K. The selected balance sheet data as of December 31, 2009, 2010 and 2011 and the statement of operations data for the years ended December 31, 2009 and 2010 has been derived from the audited financial statements for such years not included in this Form 10-K.

        The financial information set forth below for the years ended December 31, 2009, 2010 and 2011 have been recast to reflect the adoption of Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.

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

	Year Ended December 31,
Statement of Operations and Comprehensive Loss Data	2013	2012	2011	2010	2009
	(in thousands)
Revenue:
Option fee	$—	$—	$—	$—	$1,616
Operating expenses:
Research and development	60,536	54,961	36,179	11,692	14,519
General and administrative	6,829	9,469	5,330	3,630	2,668
Restructuring	—	—	—	217	—

Loss from operations	(67,365)	(64,430)	(41,509)	(15,539)	(15,571)
Other income (expense):
Other income (expense), net	9,085	(2,095)	(236)	824	(7)
Interest (expense) income, net	(2,410)	(2,603)	(731)	85	489

Net loss	(60,690)	(69,128)	(42,476)	(14,630)	(15,089)

Other comprehensive loss, net of tax:
Unrealized (loss) gain from available-for-sale securities	—	(5)	8	(18)	(232)

Comprehensive loss	$(60,690)	$(69,133)	$(42,468)	$(14,648)	$(15,321)

Net (loss) earnings attributable to common stockholders	$(78,161)	$(83,120)	$253	$(26,773)	$(26,494)

	As of December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
	(in thousands)
Cash and cash equivalents	$12,303	$18,653	$25,128	$10,582	$7,896
Marketable securities	—	4,000	31,580	7,969	23,826
Working capital	(22,675)	8,026	56,607	15,448	29,882
Total assets	12,758	25,300	63,637	18,969	32,084
Total liabilities	37,257	55,312	26,589	3,385	1,989
Total convertible preferred stock and redeemable convertible preferred stock	252,802	170,649	156,658	143,836	131,694
Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' deficit	12,758	25,300	63,637	18,969	32,084

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

Executive Overview

        We are a science-driven biopharmaceutical company focused on developing novel differentiated therapeutics for patients with osteoporosis as well as other serious endocrine-mediated diseases. Our lead product candidate is abaloparatide (BA058), a bone anabolic for the treatment of osteoporosis delivered via subcutaneous injection, which we refer to as Abaloparatide-SC. We are currently in Phase 3 development of Abaloparatide-SC and expect to announce top-line data from this study in late 2014. If the results are positive, we plan to submit a new drug application, or NDA, in the United States, and a marketing authorization application, or MAA, in Europe, in mid-2015. We hold worldwide commercialization rights to Abaloparatide-SC, other than in Japan, and with a favorable regulatory outcome, we anticipate our first commercial sales of Abaloparatide-SC will take place in 2016. We are leveraging our investment in Abaloparatide-SC to develop Abaloparatide-TD. We expect this line extension will provide improved patient convenience by enabling administration of abaloparatide through a short-wear-time transdermal patch. We have recently completed a successful Phase 2 proof of concept study.

        Our current clinical product portfolio also includes a novel oral agent, RAD1901 at higher doses, a selective estrogen receptor down-regulator/degrader, or SERD. We are developing RAD1901 for the treatment of breast cancer brain metastases, or BCBM, and at lower doses as a selective estrogen-receptor modulator, or SERM, for the treatment of vasomotor symptoms such as hot flashes. In 2014, we expect to commence a Phase 1 clinical trial to evaluate RAD1901 for the treatment of BCBM, and we previously completed a successful Phase 2 clinical trial of RAD1901 for the treatment of vasomotor symptoms.

Abaloparatide

        Abaloparatide is a novel synthetic peptide analog of parathyroid hormone-related protein, or PTHrP, that we are developing as a bone anabolic treatment for osteoporosis. Osteoporosis is a disease that affects nearly 10 million people in the United States, with an additional approximately 43 million people at increased risk for the disease. It is characterized by low bone mass and structural deterioration of bone tissue, which leads to greater fragility and an increase in fracture risk. Anabolic agents, like Forteo (teriparatide), are used to increase bone mineral density, or BMD, and to reduce the risk of fracture. We believe abaloparatide has the potential to increase BMD and bone quality to a greater degree and at a faster rate than other approved drugs for the treatment of osteoporosis. We are developing two formulations of abaloparatide:

  •
  Abaloparatide-SC is an injectable subcutaneous formulation of abaloparatide. In August 2009, we announced positive Phase 2 data that showed Abaloparatide-SC produced faster and greater BMD increases at the spine and the hip with substantially less hypercalcemia than Forteo (teriparatide), which is the only approved subcutaneous injectable anabolic agent for the treatment of osteoporosis in the United States. A subsequent Phase 2 clinical trial announced in January 2014 also confirmed the results of our first clinical trial by demonstrating that Abaloparatide-SC produces BMD increases from baseline in the spine and hip that are comparable to our earlier Phase 2 clinical trial. In April 2011, we commenced a Phase 3 clinical trial of Abaloparatide-SC. Enrollment was completed in March 2013, and we expect to announce top-line data at the end of the fourth quarter of 2014. Assuming a favorable outcome, we plan to use the results from this Phase 3 clinical trial to support a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, and believe we could obtain approval of the NDA in 2016.

  •
  Abaloparatide-TD is a line extension of Abaloparatide SC in the form of a convenient, short-wear-time (approximately five minutes) transdermal patch. In a recent Phase 2 clinical trial, Abaloparatide-TD demonstrated a statistically significant mean percent increase from baseline in BMD as compared to placebo at the lumbar spine and at the hip. These results demonstrated a clear proof of concept by achieving a dose dependent increase in BMD. Following additional formulation development work, we intend to advance an optimized Abaloparatide-TD product in additional clinical studies and to a Phase 3 bridging study and to subsequently submit for approval. We hold worldwide commercialization rights to Abaloparatide-TD technology.

        In April 2011, we began the dosing of subjects in a pivotal Phase 3 clinical study managed by Nordic Bioscience Clinical Development VII A/S, or Nordic, at certain clinical sites operated by the Center for Clinical and Basic Research, a leading global CRO with extensive experience in global osteoporosis registration studies. We designed this Phase 3 study to enroll a total of 2,400 patients to be randomized equally to receive daily doses of one of the following: 80 micrograms (µg) of abaloparatide, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. The study will also include a 6-month extension period in order to obtain 24-months of fracture data, as requested by the FDA. We plan to submit the New Drug Application, or NDA, with the 24-month fracture data. We believe the study is powered to show that abaloparatide is superior to placebo for prevention of vertebral fracture. We believe the study is also powered to show that abaloparatide is superior to Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient's blood is above normal. We expect to report top-line 18-month fracture data from this study at the end of the fourth quarter of 2014. Upon completion of this Phase 3 trial, we intend to submit for regulatory approval in the United States and Europe in mid-2015. With standard review time and a favorable regulatory outcome, we will begin commercial sales in 2016.

RAD1901

        RAD1901 is a SERD that we believe crosses the blood-brain barrier and that we are evaluating for the treatment of BCBM. RAD1901 has been shown to bind with good selectivity to the estrogen receptor and to have both estrogen-like and estrogen-antagonistic effects in different tissues. In many cancers, hormones, like estrogen, stimulate tumor growth and a desired therapeutic goal is to block this estrogen-dependent growth while inducing apoptosis of the cancer cells. SERDs are an emerging class of endocrine therapies that directly induce estrogen receptor, or ER, degradation, enabling them to remove the estrogen growth signal in ER-dependent tumors without allowing ligand-independent resistance to develop. There is currently only one SERD, Faslodex (fulvestrant), approved for the treatment of hormone-receptor positive metastatic breast cancer; however, for patients with brain metastases (BCBM), there are no approved targeted therapies that cross the blood-brain barrier. We believe there is a significant opportunity for RAD1901 to be the first ER-targeted therapy that crosses the blood-brain barrier to more effectively treat ER- positive BCBM and potentially reduce both intracranial and extracranial BCBM tumors. We intend to commence a Phase 1 clinical trial in 2014 to evaluate high-dose RAD1901 for the treatment of BCBM.

        We are also developing RAD1901 at lower doses as a selective estrogen receptor modulator, or SERM, for the treatment of vasomotor symptoms. Historically, hormone replacement therapy, or HRT, with estrogen or progesterone was considered the most efficacious approach to relieving menopausal symptoms such as hot flashes. However, because of the concerns about the potential long-term risks and contraindications associated with HRT, we believe a significant need exists for new therapeutic treatment options to treat vasomotor symptoms. In a Phase 2 proof of concept study, RAD1901 at lower doses demonstrated a reduction in the frequency and severity of moderate and severe hot flashes. We believe RAD1901 is an attractive candidate for advancement into Phase 2b development as a treatment for vasomotor symptoms.

        Our efforts and resources are focused primarily on developing Abaloparatide-SC, Abaloparatide-TD, RAD1901 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any revenue from product sales unless and until we receive approval for Abaloparatide-SC from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Accordingly, our success depends not only on the safety and efficacy of abaloparatide, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval. Our ability to raise this additional financing will depend on our ability to execute on the abaloparatide development plan, manage and coordinate, on a cost-effective basis, all the required components of the NDA submission for Abaloparatide-SC and scale-up Abaloparatide-SC and Abaloparatide-TD manufacturing capacity. In addition, we currently have no sales, marketing or distribution capabilities and thus our ability to market abaloparatide may depend in part on our ability to enter into and maintain collaborative relationships, which will depend on the strength of our clinical data, our access to capital and other factors.

Future Financing Needs

        We expect to finance the future development costs of Abaloparatide-SC, Abaloparatide-TD and RAD1901 with our existing cash and cash equivalents and marketable securities, future offerings of our common stock or preferred stock, or through other strategic financing opportunities. Our current strategy is to initiate a Phase 1B clinical study of RAD1901 for the treatment of BCBM in 2014. However, due to its early stage of development, we are not yet able to determine the possible marketing approval timeline or future development costs at this time. Our current strategy is to collaborate with third parties for the further development and commercialization of RAD140 and RAD1901 for the treatment of vasomotor symptoms. Therefore, we do not expect that we will incur substantial future costs for these programs because we expect these costs will be borne by third parties. Therefore, it is not possible to project the future development costs or possible marketing approval timeline at this time.

        We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, progress on securing third-party collaborators, as well as ongoing assessments of such product candidate's commercial potential and our ability to fund this product development.

        The successful development of our product candidates is subject to numerous risks and uncertainties associated with developing drugs, including, but not limited to, the variables listed below. A change in the outcome of any of these variables with respect to the development of any of our product candidates could mean a significant change in the cost and timing associated with the development of that product candidate.

        Abaloparatide-SC is our only product candidate in late stage development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and any approval of Abaloparatide-SC may be delayed, limited or denied for many reasons, including:

  •
  we may not be able to demonstrate that abaloparatide is safe and effective as a treatment for osteoporosis to the satisfaction of the FDA;

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

  •
  the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that abaloparatide's clinical and other benefits outweigh its safety risks;

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

        In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-months of fracture data is necessary for approval of new products for the treatment of postmenopausal osteoporosis, and our ongoing Abaloparatide-SC pivotal Phase 3 clinical study is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the abaloparatide 80 µg and placebo groups in our Phase 3 clinical study that will receive an approved alendronate (generic Fosamax) therapy for osteoporosis management. We plan to submit the NDA with the 24-month fracture data. We cannot be certain that the FDA will be supportive of this plan, will not change this approval policy again, or adopt other approval policies or regulations that adversely affect any NDA that we may submit.

Financial Overview

Research and Development Expenses

        Research and development expenses consist primarily of clinical testing costs, including payments in cash and stock made to contracted research organizations, or CROs, salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development costs as they are incurred.

        None of the research and development expenses in relation to our product candidates are currently borne by third parties. Our lead product candidate is abaloparatide and it represents the largest portion of our research and development expenses for our product candidates. We began tracking program expenses for Abaloparatide-SC in 2005, and program expenses from inception to December 31, 2013 were approximately $144.0 million. We began tracking program expenses for Abaloparatide-TD in 2007, and program expenses from inception to December 31, 2013 were approximately $29.6 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to December 31, 2013 were approximately $15.5 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to December 31, 2013 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

        Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

        We expect that future development costs related to the Abaloparatide-SC and Abaloparatide-TD programs will increase through possible marketing approval in the United States for Abaloparatide-SC in the mid-2016 and for Abaloparatide-TD in mid-2020. For Abaloparatide-SC, we estimate that future development costs may exceed $71.0 million, including $35.0 million for clinical costs, $23.0 million for license and milestone payments and NDA submission fees, $12.0 million for manufacturing costs and $1.0 million for preclinical costs. For Abaloparatide-TD, we estimate that future development costs may exceed $45.0 million, including $35.0 million for clinical costs, $8.0 million for manufacturing costs, and $2.0 million for preclinical costs and NDA submission fees. As a portion of the development costs for Abaloparatide-SC are to be settled in shares of our series A-6 convertible preferred stock, the amount of future development costs will be affected by changes in the fair value of the series A-6 convertible preferred stock (see notes 11 and 13 to our financial statements included in this Annual Report).

        The following table sets forth our research and development expenses related to Abaloparatide-SC, Abaloparatide-TD, RAD1901 and RAD140 for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Abaloparatide-SC	$45,977	$44,692	$27,046
Abaloparatide-TD	11,459	6,040	6,369
RAD1901	—	59	70
RAD140	—	18	23

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees, business insurance, rent,

general legal activities, including the cost of maintaining our intellectual property portfolio, and other corporate expenses. Our general and administrative expenses may increase as a result of any listing of our securities on a national securities exchange due to the higher costs of being a publicly traded company.

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

        Interest expense reflects interest due under our loan and security agreement, or the Credit Facility, entered into on May 23, 2011 with General Electric Capital Corporation, or GECC, as agent and lender, and Oxford Finance, as a lender. We drew $12.5 million under an initial and second term loan during the year ended December 31, 2011 and an additional $12.5 million under a third term loan during the year ended December 31, 2012. In connection with the funding of the term loans, we issued warrants to purchase up to 12,280 shares of our series A-1 convertible preferred stock at an exercise price of $81.42 per share, which exercise price, as a result of an anti-dilution adjustment effected in connection with our issuance of the Series B Shares and warrants pursuant to the Purchase Agreement, was reduced to $76.27 as of December 31, 2013.

Other Income (Expense)

        For the years ended December 31, 2013 and 2012, other income (expense) primarily reflects changes in the fair value of the series A-6 convertible preferred stock liability from the date of the initial accrual to the reporting date as discussed in note 11 to our financial statements included in this Annual Report.

Critical Accounting Policies and Estimates

        The preparation of our financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and expenses during the reported periods. We believe the following accounting policies are "critical" because they require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates, which would have been reasonable, could have been used, which would have resulted in different financial results.

Accrued Clinical Expenses

        When preparing our financial statements, we are required to estimate our accrued clinical expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts we have with parties depend on factors such as successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. Examples of estimated accrued clinical expenses include:

  •
  fees paid to investigative sites and laboratories in connection with clinical studies;

  •
  fees paid to CROs in connection with clinical studies, if CROs are used; and

  •
  fees paid to contract manufacturers in connection with the production of clinical study materials.

        When accruing clinical expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from our service providers. However, we may be required to estimate the cost of these services based only on information available to us. If we underestimate or overestimate the cost associated with a trial or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued clinical expenses have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

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

Stock-based Compensation

        We measure stock-based compensation cost at the accounting measurement date based on the fair value of the option, and recognize the expense on a straight-line basis over the requisite service period of the option, which is typically the vesting period. We estimate the fair value of each option using the Black-Scholes option pricing model that takes into account the fair value of our common stock, the exercise price, the expected life of the option, the expected volatility of our common stock, expected dividends on our common stock, and the risk-free interest rate over the expected life of the option. Due to our limited history, we use the simplified method described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, to determine the expected life of the option grants. The estimate of expected volatility is based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option's expected term. We have never declared or paid any cash dividends on our common stock and we do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant valuation for a period commensurate with the option's expected term. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the related compensation expense.

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

        Stock-based compensation expense recognized for options granted to consultants is also based upon the fair value of the options issued, as determined by the Black-Scholes option pricing model. However, the unvested portion of such option grants is re-measured at each reporting period, until such time as the option is fully vested.

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

        Our board of directors also considers valuations provided by management in determining the fair value of our common stock and has consistently used the most recent valuation provided by management for determining the fair value of our common stock unless a specific event occurs that necessitates an interim valuation.

        The valuations are prepared based on the guidance from the Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid, that was developed by staff of the American Institute of Certified Public Accountants and a task force comprising representatives from the appraisal, preparer, public accounting, venture capital and academic communities and utilized the probability-weighted expected return method, or PWERM, as outlined in the Practice Aid. PWERM considers the value of preferred and common stock based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (1) when possible future outcomes can be predicted with reasonable certainty; and (2) when there is a complex capital structure (i.e., several classes of preferred and common stock).

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

        The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). Our financial assets and liabilities are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy, and its applicability to our financial assets, are described below:

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

        As of December 31, 2013 and 2012, we hold financial assets which are measured using Level 1, Level 2 and Level 3 inputs. Assets measured using Level 1 inputs include money market funds, which are valued using quoted market prices with no valuation adjustments applied. Assets measured using Level 2 inputs include marketable securities that consist primarily of government agency securities (direct issuance bonds, corporate bonds, etc.) and are valued using third-party pricing resources, which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. Assets and liabilities measured using Level 3 inputs include our stock asset, stock liability, other liability and warrant liability. The stock asset represents the prepaid balance and the stock liability represents the accrued balance of the research and development expense related to the stock dividends to be issued to Nordic in shares of our series A-6 convertible preferred stock (or in shares of common stock if we list our common stock on a national exchange) which is being recognized ratably over the estimated per patient treatment period under the three work statements executed with Nordic, or the Nordic Work Statements. The other liability represents the liability to issue shares of our series A-6 convertible preferred stock for services rendered in connection with the Nordic Work Statements. The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of our series A-6 convertible preferred stock at each reporting date. The fair values of the stock asset, stock liability and other liability are based upon the fair value of our series A-6 preferred stock as determined using PWERM, as described above.

        The warrant liability represents the liability for the warrants issued to the placement agent we engaged in connection with our series A-1 convertible preferred stock financing, to the investors in the our series B convertible preferred stock financing in April and May 2013, and to the lenders in connection with our Credit Facility. The warrant liability is calculated using the Black-Scholes option pricing method.

        As of December 31, 2013, we held no Level 3 assets and Level 3 liabilities represent approximately 57% of our total assets and 20% of our total liabilities. The other liability balance will continue to increase until we issue the accrued shares of series A-6 preferred stock to Nordic. The stock liability balance will fluctuate with the other liability and amount of research and development expense related to stock dividend amounts being recognized ratably over the estimated per patient treatment period. Increases and decreases in the aggregate fair value of these liabilities will affect net loss as changes in fair value are recognized as other income (expense), but the changes will not significantly impact our liquidity and capital resources.

  Results of Operations

        The following discussion summarizes the key factors our management team believes are necessary for an understanding of our financial statements.

Years Ended December 31, 2013 and December 31, 2012

	Years Ended December 31,		Change
	2013	2012	$	%
	(in thousands)
Operating expenses:
Research and development	$60,536	$54,961	$5,575	10%
General and administrative	6,829	9,469	(2,640)	-28%

Loss from operations	(67,365)	(64,430)	(2,935)	5%
Other (expense) income:
Other income, (expense) net	9,085	(2,095)	11,180	-534%
Interest (expense) income, net	(2,410)	(2,603)	193	-7%

Net loss	$(60,690)	$(69,128)	$8,438

        Research and development expenses—For the year ended December 31, 2013, research and development expense was $60.5 million compared to $55.0 million for the year ended December 31, 2012, an increase of $5.6 million, or 10%. During the year ended December 31, 2013, we incurred professional contract services associated with the development of Abaloparatide-SC and Abaloparatide-TD of $57.4 million, compared to $50.7 million for the year ended December 31, 2012. This increase was primarily the result of additional expenses incurred for the enrollment of patients in our Phase 3 clinical trial of Abaloparatide-SC, which began dosing of patients in April 2011 and completed enrollment in March 2013, and for the enrollment of patients in our Phase 2 clinical trial of Abaloparatide-TD, which began dosing patients in September 2012 and completed patient visits in August 2013. We expect that Abaloparatide-SC expenses will decrease over the course of the clinical study as patients complete treatment. In addition, there will be variability from quarter to quarter in the costs for Abaloparatide-SC, driven primarily by the euro/dollar exchange rate and fluctuations in the value of the convertible preferred stock issuable to Nordic under the Stock Issuance Agreement, which is more fully described below under "Research and Development Agreements."

        General and administrative expenses—For the year ended December 31, 2013, general and administrative expense was $6.8 million compared to $9.5 million for the year ended December 31, 2012, a decrease of $2.6 million, or 28%. This decrease was primarily the result of significant fees incurred during the year ended December 31, 2012 for consulting and legal costs associated with the compilation and review of our various filings with the Securities and Exchange Commission, including the filing of our first Form 10-K as a reporting company, and a one-time non-recurring consultation fee of approximately $0.3 million, as well as a decrease in the amount of franchise tax expense recognized during the year ended December 31, 2013, as compared to the year ended December 31, 2012.

        Other income (expense), net—For the year ended December 31, 2013, other income, net of other expense, was $9.1 million. Other income, net of other expense, primarily reflects changes in the fair value of the stock liability and other liability as discussed in notes 11 and 13 to our financial statements included in this Annual Report. The $9.1 million of other income, net of expense, as of December 31, 2013 was primarily due to a decrease in the fair value of our stock liability and other liability as a result of an overall decline in the fair value of the underlying convertible preferred stock from December 31, 2012 to December 31, 2013.

        Interest (expense) income, net—For the year ended December 31, 2013, interest expense, net of interest income, was $2.4 million compared to $2.6 million for the year ended December 31, 2012, a decrease of $0.2 million, or 7%. This decrease was primarily a result of lower average debt outstanding during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Years Ended December 31, 2012 and December 31, 2011

	Years Ended December 31,		Change
	2012	2011	$	%
	(in thousands)
Operating expenses:
Research and development	$54,961	$36,179	$18,782	52%
General and administrative	9,469	5,330	4,139	78%

Loss from operations	(64,430)	(41,509)	(22,921)	55%
Other (expense) income:
Other (expense) income, net	(2,095)	(236)	(1,859)	788%
Interest (expense) income, net	(2,603)	(731)	(1,872)	256%

Net loss	$(69,128)	$(42,476)	$(26,652)

        Research and development expenses—For the year ended December 31, 2012, research and development expense was $55.0 million compared to $36.2 million for the year ended December 31, 2011, an increase of $18.8 million, or 52%. This increase was primarily the result of increased professional contract services associated with the development of Abaloparatide-SC and Abaloparatide-TD. For the year ended December 31, 2012, we incurred professional contract services associated with the development of Abaloparatide-SC and Abaloparatide-TD of $50.7 million, compared to $33.4 million for the year ended December 31, 2011. This increase was primarily the result of expenses incurred for continuing enrollment of patients in our Phase 3 study of Abaloparatide-SC, which began with the dosing of patients in April 2011.

        General and administrative expenses—For the year ended December 31, 2012, general and administrative expense was $9.5 million compared to $5.3 million for the year ended December 31, 2011, an increase of $4.1 million or 78%. The increase was primarily the result of increased employee related costs, including an increase in stock-based compensation expense and salary expense as a result of an increase in employee headcount, as well as an increase in legal and accounting fees and the costs associated with being a public company.

        Other (expense) income, net—For the year ended December 31, 2012, other expense, net of other income, was $2.1 million. Other expense, net of other income, primarily reflects changes in the fair value of the stock liability and other liability from the date of the initial accrual to the reporting date as discussed in notes 11 and 13 to our financial statements included in this Annual Report.

        Interest (expense) income, net—For the year ended December 31, 2012, interest expense, net of interest income, was $2.6 million compared to $0.7 million for the year ended December 31, 2011. Interest expense reflects interest due on our Credit Facility.

Liquidity and Capital Resources

        From inception to December 31, 2013, we have incurred an accumulated deficit of $277.3 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5.0 million in fees associated with an option agreement. We have also borrowed $25.0 million under our Credit Facility in three term loans. Our total cash, cash equivalents and marketable securities balance as of December 31, 2013 is $12.3 million. On February 14, 2014, we entered into a Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, or the Series B-2 Purchase Agreement, pursuant to which we may raise up to approximately $40.2 million through the issuance of (1) up to 655,000 shares of our Series B-2 preferred stock, or the Series B-2 Shares, and (2) warrants to acquire up to 1,637,500 shares of our common stock, with an exercise price of $6.142 per share. On February 14, 2014, February 19, 2014 and February 24, 2014, we consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate proceeds to us of approximately $25.6 million, we issued an aggregate of 417,615 shares of series B-2 convertible preferred stock, or Series B-2, and warrants to purchase up to a total of 1,044,039 shares of our common stock. See note 19 to the financial statements included in this Annual Report for additional information regarding the issuance of the Series B-2 Shares.

        We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our operations into the third quarter of 2014. Accordingly, we plan to pursue financing opportunities to address our future capital needs, including the completion of a private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be available to us on favorable terms, and some could be dilutive to existing stockholders. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities.

        The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Years ended December 31,
	2013	2012	2011
Net cash (used in) provided by:
Operating activities	$(45,017)	$(43,158)	$(35,896)
Investing activities	3,971	27,435	(23,800)
Financing activities	34,696	9,248	74,242

Net (decrease) increase in cash and cash equivalents	$(6,350)	$(6,475)	$14,546

Cash Flows from Operating Activities

        Net cash used in operating activities for the year ended December 31, 2013 was $45.0 million, which was primarily the result of a net loss of $60.7 million, partially offset by net changes in working capital of $9.7 million and $6.0 million net non-cash adjustments to reconcile net loss to net cash used in operations. The $60.7 million net loss was primarily due to expenses incurred in connection with our ongoing Phase 3 clinical study of Abaloparatide-SC and our Phase 2 clinical study of Abaloparatide-TD, which finished dosing patients during the three months ended September 30, 2013. The $6.0 million net non-cash adjustments to reconcile net loss to net cash used in operations included $13.1 million of research and development expenses settled in stock and stock-based compensation expense of $1.5 million, and was partially offset by a $9.1 million reduction in the fair value of our warrant liability, stock liability and other liability as a result of a decline in the fair value of the underlying convertible preferred stock from December 31, 2012 to December 31, 2013.

        Net cash used in operating activities for the year ended December 31, 2012 was $43.2 million, which was primarily the result of a net loss of $69.1 million, partially offset by changes in working capital of $6.4 million and $19.5 million of non-cash adjustments to reconcile net loss to net cash used in operations, including $15.1 million of research and development expenses settled in stock. The $69.1 million net loss and $15.1 million of research and development expenses settled in stock are primarily due to expenses incurred in connection with our ongoing Phase 3 clinical study of Abaloparatide-SC and our Phase 2 clinical study of Abaloparatide-TD, which commenced during the third quarter of 2012.

Cash Flows from Investing Activities

        Net cash provided by investing activities for the year ended December 31, 2013 was $4.0 million, as compared to net cash provided by investing activities of $27.4 million for the year ended December 31, 2012.

        The net cash provided by investing activities during the year ended December 31, 2013 was primarily a result of $21.0 million net proceeds received from the sale or maturity of marketable securities, partially offset by $17.1 million in purchases of marketable securities. The net cash provided by investing activities during the year ended December 31, 2012 was primarily a result of a $46.5 million in net proceeds from the sale or maturity of marketable securities, partially offset by $19.0 million in purchases of marketable securities.

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

Cash Flows from Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2013 was $34.7 million, as compared to $9.2 million of net cash provided by financing activities for the year ended December 31, 2012.

        Net cash provided by financing activities for year ended December 31, 2013 consisted of $42.9 million of net proceeds from the issuance of our series B convertible preferred stock in April and May of 2013, partially offset by payments under our Credit Facility of $8.2 million.

        Net cash provided by financing activities for the year ended December 31, 2012 consists of $12.5 million of proceeds from our Credit Facility and $0.3 million of net proceeds from stock option exercises, offset by $3.5 million of payments on our Credit Facility.

        Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and potential collaboration agreements. Through December 31, 2013, almost all of our financing has been through private placements of preferred stock and borrowings under our Credit Facility. We plan to seek to raise additional capital immediately in order to continue operating our business beyond the end of 2014. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Financings

        Through December 31, 2013, we have received aggregate net cash proceeds of $210.9 million from the sale of shares of our preferred stock as follows:

Issue	Year	No. Shares	Net Proceeds (in thousands)
Series B redeemable convertible preferred stock(1)	2003, 2004, 2005	1,599,997	$23,775
Series C redeemable convertible preferred stock(1)	2006, 2007, 2008	10,146,629	82,096
Series A-1 convertible preferred stock(1)	2011	9,223,041	61,591
Series A-5 convertible preferred stock(1)	2011	64,430	525
Series B convertible preferred stock	2013	701,235	42,870

Total		21,735,332	$210,857

(1)
Share amounts stated in pre-Merger shares, which converted into the rights to one-tenth of one share pursuant to the Merger.

        On May 23, 2011, we entered into our credit facility with GECC, as agent and a lender, and Oxford Finance LLC, as a lender, consisting of three term loans, pursuant to which we may draw an aggregate of $25.0 million. We drew $6.3 million under the initial term loan on May 23, 2011. The initial term loan is repayable over a term of 42 months, including a six-month interest-only period, and bears interest at 10.16% per year. We drew $6.3 million under the second term loan on November 21, 2011. The second term loan is repayable over a term of 36 months, including an approximately six-month interest-only period, and bears interest at 10.0% per year. On May 29, 2012, we drew $12.5 million under the third term loan. The third term loan is repayable over a term of 30 months, including an approximated six-month interest-only period, and bears interest at 10.0% per year. On each of May 23, 2011, November 21, 2011 and May 29, 2012, we issued warrants to GECC and Oxford Finance LLC for the purchase of up to a total 12,280 shares of series A-1 preferred stock. The warrants each have a term of 10 years. The terms of the warrants provide that the exercise price may be adjusted in the event we issue shares of the Series A-1 at a price lower than $81.42 per share. As a result of an anti-dilution adjustment effected in connection with the issuance of the new series B convertible preferred stock in May 2013, the exercise price of the warrants has been reduced to $76.27 as of December 31, 2013.

        On April 23, 2013, we entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement, or the Purchase Agreement, and consummated a first closing under the Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $43.0 million, we issued 700,098 shares of our series B convertible preferred stock, or Series B, which are convertible into an aggregate of 7,000,980 shares of our common stock, and warrants to purchase up to a total of 1,750,248 shares of our common stock at an exercise price of $6.142 per share. On May 10, 2013, we consummated a second closing under the Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $0.1 million, we issued 1,137 shares of Series B and warrants to purchase up to a total of 2,843 shares of our common stock.

        The shares of our Series B convertible preferred stock or Series B, are convertible, in whole or in part, at the option of the holder at any time into shares of common stock, on a ten-for-one basis at an initial effective conversion price of $6.142 per share. Holders of shares of Series B are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series B. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, including upon mandatory conversion of the Series B upon the Company's common stock becoming listed for trading on a national stock exchange. The holders of shares of Series B are also entitled to dividends declared or paid on any shares of common stock.

        Shares of our Series B rank senior in payment to any other dividends payable on any and all series of our preferred stock and upon liquidation, or an event of sale, each share of Series B shall rank equally with each other share of Series B, senior to all shares of series A-1 convertible preferred stock, series A-2 convertible preferred stock, Series A-3 convertible preferred stock, series A-4 convertible preferred stock, series A-5 convertible preferred stock and series A-6 convertible preferred stock, or collectively, our Series A Preferred Stock, and senior to all shares of common stock. In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series B are entitled to be paid first out of the assets available for distribution, before any payment is made to our Series A Preferred Stock. Payment to the holders of Series B shall consist of two (2) times the original issuance price of $61.42, plus all accrued but unpaid dividends.

        Each share of Series B has the right to that number of votes per share as is equal to the number shares of common stock into which such share of Series B is then convertible.

        The warrants issuable pursuant to the Purchase Agreement are exercisable at any time prior to the fifth anniversary of their issuance.

        The issuance of the shares of Series B pursuant to the Purchase Agreement and accompanying warrants under the Purchase Agreement resulted in an adjustment to the conversion price of the series A-1 convertible preferred stock, series A-2 convertible preferred stock and series A-3 convertible preferred stock, or the Anti-Dilution Adjustment. As a result of the Anti-Dilution Adjustment, the effective conversion price of each share of series A-1 convertible preferred stock, series A-2 convertible preferred stock and series A-3 convertible preferred stock was reduced from $8.142 to $7.627 as of December 31, 2013. Accordingly, each share of Series A-1, Series A-2 and Series A-3 is convertible into 10.675 shares of our common stock as of December 31, 2013.

        On February 14, 2014, we entered into the a Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, pursuant to which we may raise up to approximately $40.2 million through the issuance of (1) up to 655,000 series B-2 Shares convertible preferred stock, or Series B-2, par value $.0001 per share, and (2) warrants to acquire up to 1,637,500 shares of its common stock, at an exercise price of $6.142 per share.

        Shares of our Series B-2 are convertible, in whole or in part, at the option of the holder at any time into shares of common stock, on a ten-for-one basis at an initial effective conversion price of $6.142 per share. Holders of shares of Series B-2 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series B-2. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, including upon mandatory conversion of the Series B-2 upon the Company's common stock becoming listed for trading on a national stock exchange. The holders of shares of Series B-2 are also entitled to dividends declared or paid on any shares of common stock.

        Shares of Series B-2 rank senior in payment to any other dividends payable on any and all series of preferred stock and upon liquidation, or an event of sale, each share of Series B-2 shall rank equally with each other share of Series B-2 and New Series B, senior to all shares of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 and senior to all shares of common stock. In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series B-2 are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series B-2 shall consist of one and a half time (1.5) times the original issuance price of $61.42, plus all accrued but unpaid dividends.

        On February 14, 2014, February 19, 2014 and February 24, 2014, we consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate proceeds to us of approximately $25.6 million, we issued an aggregate of 417,615 Series B-2 Shares and warrants to purchase up to a total of 1,044,039 shares of our common stock.

        Each share of Series B-2 has the right to that number of votes per share as is equal to the number shares of common stock into which such share of Series B-2 is then convertible.

        The warrants issuable pursuant to the Purchase Agreement are exercisable for a period of five years from issuance.

        The issuances on February 14, 2014, February 19, 2014 and February 24, 2014, of the Series B-2 and accompanying warrants under the Purchase Agreement resulted in an additional adjustment to the Conversion Price of the Series A-1, Series A-2 and Series A-3. As a result of the Anti-Dilution Adjustment, the effective conversion price of each share of Series A-1, Series A-2 and Series A-3 was reduced from $7.627 to $7.464. Accordingly, each share of Series A-1, Series A-2 and Series A-3 is currently convertible into 10.908 shares of common stock.

Research and Development Agreements

        Abaloparatide-SC Phase 3 Clinical Trial—On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1, or the Work Statement NB-1, under such Clinical Trial Services Agreement and a related Stock Issuance Agreement, as amended to date, or the Stock Issuance Agreement. Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical trial, or the Phase 3 Clinical Trial, of Abaloparatide-SC and is being compensated for such services in a combination of cash and shares of stock.

        In December 2011, we entered into an amendment to the Work Statement NB-1, or the First Amendment. Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the trial would be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study's parameters. Payments to be made by us to Nordic under the First Amendment are denominated in both euros and U.S. dollars and total up to €717,700 ($988,919) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to €1.2 million ($1.7 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

        In June 2012, we entered into a second amendment to the Work Statement NB-1, or the Second Amendment. Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services to be provided at existing sites and the addition of the new study sites within the study's parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($16,454) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total of up to €3.7 million ($5.1 million) and $205,540, respectively.

        Pursuant to the Work Statement NB-1, we are required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Trial followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. Changes to the Clinical Trial schedule may alter the timing, but not the aggregate amounts of the payments.

        The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($56.7 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Trial. These payments may be adjusted based upon actual sites opened, work performed or number of patients enrolled.

        Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €371,864 of series A-5 convertible preferred stock at $8.142 per share, and 64,430 shares of series A-5 convertible preferred stock were sold to Nordic on May 17, 2011 for proceeds of $525,154. These shares were exchanged in a merger of the former operating company with a subsidiary of ours in May 2011 (see note 3 to the financial statements included in this Annual Report) for an aggregate of 6,443 shares of our series A-5 convertible preferred stock.

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of series A-6 convertible preferred stock or shares of common stock if our preferred stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36.8 million ($50.7 million), or the Nordic Accruing Dividend. In the event Nordic sells the shares of series A-5 convertible preferred stock or in the event the shares of series A-5 convertible preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 convertible preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Phase 3 Clinical Trial is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Trial. On the last business day of each calendar quarter (each, an "Accrual Date"), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 (or common stock, after the conversion of the Company's preferred stock into common stock) to Nordic that is referred to as the "Applicable Quarterly Amount" and is equal to €36.8 million ($50.7 million) (subject to adjustment in accordance with the applicable provisions of the Second Amendment relating to consideration payable for patients enrolled in India and the U.S.) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by the number of calendar quarters it will take to complete the Phase 3 Clinical Trial. To calculate the aggregate number of shares due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million ($50.7 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. We then calculate the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 438,124 shares of Series A-6 were due to Nordic under Work Statement NB-1, as amended, or, after the automatic conversion into common stock of our preferred stock, 4,381,240 shares of our common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-1 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 438,124 shares accrued under Work Statement NB-1 on December 31, 2013.

        Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability on our balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares are recorded as a gain or loss in other income (expense) in the statement of operations.

        We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Trial, or a twenty-month period. We recorded $31.6 million, $30.8 million, and $5.1 million of research and development expense during the years ended December 31, 2013, 2012, and 2011, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Trial. During the year ended December 31, 2011, we also recorded approximately $11.0 million of research and development expense associated with the costs incurred for preparatory and other start-up costs to initiate the Phase 3 Clinical Trial.

        As of December 31, 2013, we had (1) a liability of $4.8 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in the form of a stock dividend and (2) a liability of $11.6 million that is reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

        Abaloparatide-SC Phase 3 Clinical Extension Study—In February 2013, we entered into the Work Statement NB-3 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month Abaloparatide-SC Phase 3 Clinical Trial, or the Extension Study, and will be compensated for such services in a combination of cash and shares of stock. Under the terms of a Letter of Intent that we entered into with Nordic on October 22, 2012 setting forth the parties' obligations to negotiate in good faith to enter into Work Statement NB-3, we were required to make an initial payment of €806,468 ($1.1 million).

        Payments in cash to be made to Nordic under the Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €4.5 million ($6.2 million) and $0.6 million, respectively. In addition, we will issue to Nordic shares of our series A-6 convertible preferred stock having a value of up to €4.5 million ($6.2 million) and $0.3 million, as additional payment for services to be provided under the Work Statement NB-3 and the Services Agreement.

        The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic is entitled to receive quarterly stock dividends in connection with services performed under the Work Statement NB-3, payable in shares of series A-6 convertible preferred stock, or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our amended certificate of incorporation, having an aggregate value of up to €4.5 million ($6.2 million) and $0.3 million. In the event Nordic sells the shares of series A-5 convertible preferred stock or in the event the shares of series A-5 convertible preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 convertible preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Extension Study is determined based upon the estimated period that will be required to complete the Extension Study. On each Accrual Date, beginning with the quarter ended March 31, 2013, the Company will recognize a liability to issue shares of Series A-6 to Nordic with an Applicable Quarterly Amount value equal to €4.5 million ($6.2 million) and $0.3 million minus the aggregate value of any previously accrued Nordic Accruing Dividend related to the Extension Study divided by the number of calendar quarters it will take to complete the

Extension Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing such Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 25,772 shares of Series A-6 were due to Nordic under Work Statement NB-3, or, after the automatic conversion into common stock of our preferred stock, 257,720 shares of our common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-3 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 25,772 shares accrued under Work Statement NB-3 on December 31, 2013.

        Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability on our balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares are recorded as a gain or loss in other income (expense) in the statement of operations.

        On December 6, 2013, we entered into a Letter of Intent, or the Letter of Intent, with Nordic, which provides that we and Nordic will continue to negotiate the definitive terms of an Amendment No. 1 to Work Statement NB-3, or the Amendment, which provides for an additional 18 months of standard-of-care treatment for those patients enrolled in the Extension Study being performed under Work Statement NB-3, or the Second Extension. The Amendment provides for payment by us to Nordic of both cash and equity compensation in consideration of the services provided by Nordic, with the equity portion of such compensation to be made pursuant to an Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011.

        Pursuant to the Letter of Intent, we were required to make an initial payment of €222,573 ($0.3 million) and agreed to commence payment of the cash compensation due in consideration of the services being provided by Nordic under the Amendment. Once the Amendment is fully executed, we will commence payment of both the cash and equity compensation stipulated under the Amendment.

        Payments in cash to be made by us to Nordic under the Letter of Intent and Amendment in connection with the services to be provided are denominated in both euros and U.S. dollars and total up to €3.0 million ($4.1 million) and $0.5 million, respectively. In addition, we will issue to Nordic, subject to the execution of the Amendment, shares of its stock having a value of up to €3.0 million ($4.1 million) and $0.5 million, as additional payment for services to be provided under the Amendment and the Clinical Trial Services Agreement.

        The Letter of Intent will terminate on the earlier of (1) the date on which we and Nordic enter into the Amendment or (2) February 28, 2014 (pursuant to an extension mutually agreed to by the Company and Nordic).

        We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-3 and Amendment ratably over the estimated per patient treatment periods beginning upon enrollment or over a nine-month and nineteen-month period, respectively. We recorded $4.5 million of research and development expense during the year ended December 31, 2013, for per patient costs incurred for patients that had enrolled in the Extension Study and Second Extension.

        As of December 31, 2013, we had (1) a liability of $0.6 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in the form of a stock dividend and (2) a liability of $0.5 million that is reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

        Abaloparatide-TD Phase 2 Clinical Trial—On July 26, 2012, we entered into a Letter of Intent, or the Phase 2 Letter of Intent, with Nordic, which provides that we and Nordic will, subject to compliance by us with certain requirements of our Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2, or the Work Statement NB-2, a draft of which is attached to the Phase 2 Letter of Intent, and (2) an amendment to the Amended and Restated Stock Issuance Agreement.

        In February 2013, we executed the final Work Statement NB-2 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-2, Nordic will provide clinical trial services relating to the Phase 2 Clinical Trial and will be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by us to Nordic under Work Statement NB-2 are denominated in both euros and U.S. dollars and total up to €3.6 million ($5.0 million) and $0.3 million, respectively. In addition, we will issue to Nordic shares of our series A-6 preferred stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Clinical Trial Services Agreement.

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

        The Nordic Accruing Dividend related to the Phase 2 Clinical Trial is determined based upon the estimated period that will be required to complete the Phase 2 Clinical Trial. On each Accrual Date, beginning with the quarter ended December 31, 2012, we will recognize a liability to issue shares of Series A-6 to Nordic with an Applicable Quarterly Amount and is equal to up to $2.9 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Phase 2 Clinical Study divided by the number of calendar quarters it will take to complete the Phase 2 Clinical Study. We calculate the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing such Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 32,215 shares of Series A-6 were due to Nordic under Work Statement NB-2, or, after the automatic conversion into common stock of our preferred stock, 322,150 shares of common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-2 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 32,215 shares accrued under Work Statement NB-2 on December 31, 2013.

        Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability on our balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares are recorded as a gain or loss in other income (expense) in the statement of operations.

        We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Trial, or a nine-month period. We recorded $4.1 million and $1.4 million of research and development expense during the years ended December 31, 2013 and 2012, respectively, for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Trial. Additionally, we recorded approximately $0.9 million of research and development expense associated with the costs incurred for preparatory and other start-up costs to initiate the Phase 2 Clinical Trial during the year ended December 31, 2012.

        As of December 31, 2013, we had a liability of $0.5 million that is reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

        We are also responsible for certain pass-through costs in connection with the Phase 3 Clinical Trial, Extension Study and Phase 2 Clinical Trial. Pass-through costs are expensed as incurred or upon delivery. We recognized research and development expense of $3.9 million, $6.0 million, and $5.0 million for pass through costs during years ended December 31, 2013, 2012, and 2011, respectively.

License Agreement Obligations

Abaloparatide

        In September 2005, we exclusively licensed the worldwide rights (except for Japan) to abaloparatide and analogs from Ipsen, including US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone" that claims abaloparatide and US Patent No. 6,544,949, (effective filing date March 26, 1996, statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone" that claims methods of treating osteoporosis using abaloparatide and pharmaceutical compositions comprising abaloparatide, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to abaloparatide, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770 (effective filing date October 3, 2007, statutory term expires March 26, 2028 with175 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide (excluding Japan) that cover the method of treating osteoporosis using the Phase 3 clinical study dosage strength and form. In consideration for the rights to abaloparatide and in recognition of certain milestones having been met as of December 31, 2012, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($13.8 million to $49.6 million). Should abaloparatide become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. Effective May 11, 2011, Ipsen agreed to accept shares of series A-1 preferred stock in lieu of a cash milestone payment of €1.0 million. We issued 173,263 shares of series A-1 preferred stock to Ipsen on May 17, 2011 to settle the liability. These shares were exchanged in the Merger for an aggregate of 17,326 shares of series A-1 convertible preferred stock and upon the listing of our common stock on a national securities exchange will convert automatically to 188,972 shares of common stock. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

RAD1901

        In June 2006, we exclusively licensed the worldwide rights (except for Japan) to RAD1901 from Eisai. In particular, we have licensed US Patent No. 7,612,114 (effective filing date December 25, 2003, statutory term extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO) and US Patent No. 8,399,520 (effective filing date December 25, 2003, statutory term expires December 25, 2023). In consideration for the rights to RAD1901 and in recognition of certain milestones having been met to date, we have paid to Eisai an aggregate amount of $1.5 million. The range of milestone payments that could be paid under the agreement is $1.0 million to $20.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. Should RAD1901 become commercialized, we will be obligated to pay to Eisai a royalty in a variable mid-single digit range based on net sales of the product on a country by country basis for a period that expires on the later of (1) date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated. The latest valid claim is expected to expire, barring any extension thereof, on August 18, 2026. The royalty rate shall then be subject to reduction and the royalty obligation will expire at such time as sales of lawful generic version of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound. We were also granted the right to sublicense with prior written approval from Eisai, but subject to a right of first negotiation held by Eisai if we seek to grant sublicenses limited to particular Asian countries. If we sublicense RAD1901 to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee and royalties in a variable mid-single digit range based on net sales of the sublicensee. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Net Operating Loss Carryforwards

        As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $263.6 million and $229.4 million, respectively, the use of which may be limited, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2033.

        Under Section 382 of the Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. The private placements and other transactions that have occurred since our inception, may have triggered an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of prior private placements, sales of common stock by our existing stockholders or additional sales of common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recently Adopted Accounting Standards

        In February 2013, FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, or ASU 2013-02. Under ASU 2013-02, an entity is required to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. We adopted ASU 2013-02 on January 1, 2013. Its adoption did not have a material impact on our results of operations, financial position or cash flows.

New Accounting Standards

        In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU 2013-11. ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments to ASU 2013-11 are effective for interim and annual fiscal periods beginning after December 15, 2013, with early adoption permitted. We do not expect adoption of ASU 2013-11 will have a material impact on our results of operations, financial position, or cash flows.

        In December 2013, the FASB issued Accounting Standards Update No. 2013-12, Definition of a Public Business Entity ("ASU 2013-12"). ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in GAAP. ASU 2013-12 does not affect existing requirements but will be used in considering the scope of new financial guidance and will identify whether the guidance does or does not apply to public business entities. There is no actual effective date for the amendment in ASU 2013-12 and we do not expect ASU 2013-12 will have a material impact on our results of operations, financial position or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS
Radius Health, Inc.
Index to Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	95
Balance Sheets as of December 31, 2013 and 2012	96
Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011	97
Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Deficit for the years ended December 31, 2013, 2012 and 2011	98
Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	100
Notes to Financial Statements	101

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Radius Health, Inc.

        We have audited the accompanying balance sheets of Radius Health, Inc. as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, convertible preferred stock, redeemable convertible preferred stock and stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radius Health, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2014

Radius Health, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,303	$18,653
Marketable securities	—	4,000
Prepaid expenses and other current assets	334	2,463

Total current assets	12,637	25,116
Property and equipment, net	76	139
Other assets	45	45

Total assets	$12,758	$25,300

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$300	$550
Accrued expenses and other current liabilities	22,007	8,740
Current portion of note payable, net of discount	13,005	7,800

Total current liabilities	35,312	17,090
Note payable, net of current portion and discount	—	13,005
Warrant liability	1,945	830
Other liabilities	—	24,387
Commitments and contingencies
Series B Convertible Preferred Stock, $.0001 par value; 980,000 shares authorized, 701,235 shares and no shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	43,892	—
Series A-1 Convertible Preferred Stock, $.0001 par value; 1,000,000 shares authorized, 939,612 shares issued and outstanding at December 31, 2013 and December 31, 2012	78,737	71,957
Series A-2 Convertible Preferred Stock, $.0001 par value; 983,213 shares authorized, 983,208 shares issued and outstanding at December 31, 2013 and December 31, 2012	93,977	86,714
Series A-3 Convertible Preferred Stock, $.0001 par value; 142,230 shares authorized, 142,227 shares issued and outstanding at December 31, 2013 and December 31, 2012	12,232	11,182
Series A-4 Convertible Preferred Stock, $.0001 par value; 4,000 shares authorized, 3,998 shares issued and outstanding at December 31, 2013 and December 31, 2012	271	271
Series A-5 Convertible Preferred Stock, $.0001 par value; 7,000 shares authorized, 6,443 shares issued and outstanding at December 31, 2013 and December 31, 2012	525	525
Series A-6 Convertible Preferred Stock, $.0001 par value; 800,000 shares authorized, 496,111 and no shares issued and outstanding at December 31, 2013 and December 31, 2012	23,168	—
Stockholders' deficit:
Common stock, $.0001 par value; 100,000,000 shares authorized, 879,370 and 867,204 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in-capital	—	—
Accumulated other comprehensive loss	—	—
Accumulated deficit	(277,301)	(200,661)

Total stockholders' deficit	(277,301)	(200,661)

Total liabilities, convertible preferred stock and stockholders' deficit	$12,758	$25,300

See accompanying notes to financial statements.

Radius Health, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	December 31,
	2013	2012	2011
OPERATING EXPENSES:
Research and development	$60,536	$54,961	$36,179
General and administrative	6,829	9,469	5,330

Loss from operations	(67,365)	(64,430)	(41,509)
OTHER (EXPENSE) INCOME:
Other income (expense), net	9,085	(2,095)	(236)
Interest income	30	64	27
Interest expense	(2,440)	(2,667)	(758)

NET LOSS	$(60,690)	$(69,128)	$(42,476)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized (loss) gain from available-for-sale securities	—	(5)	8

COMPREHENSIVE LOSS	$(60,690)	$(69,133)	$(42,468)

(LOSS) EARNINGS ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED (Note 15)	$(78,161)	$(83,120)	$253

(LOSS) EARNINGS PER SHARE:
Basic	$(89.43)	$(98.99)	$0.51

Diluted	$(89.43)	$(98.99)	$0.07

WEIGHTED AVERAGE SHARES:
Basic	874,004	839,698	499,944

Diluted	874,004	839,698	3,454,276

See accompanying notes to financial statements.

Radius Health, Inc.

Statements of Convertible Preferred Stock, Redeemable Convertible
Preferred Stock and Stockholders' Deficit

(In thousands, except share and per share amounts)

	Convertible Preferred Stock
	New Series B		Series A-1		Series A-2		Series A-3		Series A-4		Series A-5		Series A-6
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	—	—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Net loss
Unrealized gain from available-for-sale securities
Forced conversion to common stock
Recapitalization(1)					983,208	75,979	142,227	9,629	3,998	271
Stock options exercised
Issuance of preferred stock			922,286	62,297							6,443	525
Accretion of dividends on preferred stock				1,968		4,000		579
Stock-based compensation expense
Milestone payment settled in stock			17,326	1,410

Balance at December 31, 2011	—	—	939,612	$65,675	983,208	$79,979	142,227	$10,208	3,998	$271	6,443	$525	—	$—

Net loss
Unrealized gain from available-for-sale securities
Stock options exercised
Issuance of preferred stock
Accretion of dividends on preferred stock				6,282		6,735		974
Stock-based compensation expense

Balance at December 31, 2012	—	—	939,612	$71,957	983,208	$86,714	142,227	$11,182	3,998	$271	6,443	$525	—	$—

Net loss
Stock options exercised
Issuance of preferred stock	701,235	41,514											496,111	23,168
Accretion of dividends on preferred stock		2,378		6,780		7,263		1,050		—		—		—
Stock-based compensation expense

Balance at December 31, 2013	701,235	$43,892	939,612	$78,737	983,208	$93,977	142,227	$12,232	3,998	$271	6,443	$525	496,111	$23,168

(1)
The recapitalization includes the exchange of Series A, Series B and Series C shares for Series A-4, Series A-3, and Series A-2 shares, respectively, in addition to the 1:10 exchange of Series A-2, Series A-3 and Series A-4 preferred stock, which occurred in conjunction with the Merger, and is more fully described in note 4.

See accompanying notes to financial statements.

Radius Health, Inc.

Statements of Convertible Preferred Stock, Redeemable Convertible
Preferred Stock and Stockholders' Deficit (Continued)

(In thousands, except share and per share amounts)

							Stockholders' Deficit
	Convertible Preferred Stock
										Accumulated Other Comprehensive Income (Loss)
									Additional Paid-In- Capital		Accumulated Deficit	Total Stockholders' Deficit
	Series A		Series B		Series C		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2010	61,664	$93	1,599,997	$38,309	10,146,629	$105,434	322,807	$—	$3	$(3)	$(128,252)	$(128,252)
Net loss											(42,476)	(42,476)
Unrealized gain from available-for-sale securities										8		8
Forced conversion to common stock	(21,661)	(33)	(177,697)	(296)	(314,496)	(225)	102,767		554			554
Recapitalization(1)	(40,003)	(60)	(1,422,300)	(39,183)	(9,832,133)	(108,425)			8,269		52,712	60,981
Stock options exercised							219,825		204			204
Issuance of preferred stock
Accretion of dividends on preferred stock				1,170		3,216			(6,590)		(4,343)	(10,933)
Stock-based compensation expense									304			304
Milestone payment settled in stock

Balance at December 31, 2011	—	$—	—	$—	—	$—	645,399	$—	$2,744	$5	$(122,359)	$(119,610)

Net loss											(69,128)	(69,128)
Unrealized gain from available-for-sale securities										(5)		(5)
Stock options exercised							221,805		279			279
Issuance of preferred stock
Accretion of dividends on preferred stock									(4,818)		(9,174)	(13,992)
Stock-based compensation expense									1,795			1,795

Balance at December 31, 2012	—	$—	—	$—	—	$—	867,204	$—	$—	$—	$(200,661)	$(200,661)

Net loss											(60,690)	(60,690)
Stock options exercised							12,166		13			13
Issuance of preferred stock												—
Accretion of dividends on preferred stock									(1,521)		(15,950)	(17,471)
Stock-based compensation expense									1,508			1,508

Balance at December 31, 2013	—	$—	—	$—	—	$—	879,370	$—	$—	$—	$(277,301)	$(277,301)

(1)
The recapitalization includes the exchange of Series A, Series B and Series C shares for Series A-4, Series A-3, and Series A-2 shares, respectively, in addition to the 1:10 exchange of Series A-2, Series A-3 and Series A-4 preferred stock, which occurred in conjunction with the Merger, and is more fully described in note 4.

See accompanying notes to financial statements.

Radius Health, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(60,690)	$(69,128)	$(42,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	44	40
Gain on fixed asset disposal	—	—	—
Amortization of premium on short-term investments, net	27	101	21
Stock-based compensation expense	1,508	1,795	304
Research and development expense settled in stock	13,118	15,067	10,296
Change in fair value of other current assets, warrant liability and other liability	(9,087)	2,069	264
Non-cash interest	387	449	165
Milestone payment settled with stock	—	—	1,410
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,721	4,623	(6,463)
Other long-term assets	—	35	25
Accounts payable	(250)	237	(301)
Accrued expenses and other current liabilities	8,222	1,550	819

Net cash used in operating activities	(45,017)	(43,158)	(35,896)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(40)	(176)
Purchases of marketable securities	(17,070)	(18,989)	(32,479)
Sales and maturities of marketable securities	21,043	46,464	8,855

Net cash provided by (used in) investing activities	3,971	27,435	(23,800)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13	279	204
Net proceeds from the issuance of preferred stock	42,870	—	62,116
Proceeds from note payable	—	12,500	12,500
Discount on note payable	—	—	(366)
Deferred financing costs	—	(31)	(56)
Payments on note payable	(8,187)	(3,500)	(156)

Net cash provided by financing activities	34,696	9,248	74,242

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,350)	(6,475)	14,546
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,653	25,128	10,582

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,303	$18,653	$25,128

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,796	$1,801	$358

NON-CASH FINANCING ACTIVITIES:
Accretion of dividends on preferred stock	$17,471	$13,992	$10,933

Fair value of preferred stock issued in the recapitalization	$—	$—	$85,879

Fair value of series A-6 convertible preferred stock issued as settlement of liability	$23,168	$—	$—

Fair value of warrants issued	$1,356	$379	$463

See accompanying notes to financial statements.

Radius Health, Inc.

Notes to Financial Statements

(In thousands, except share and per share amounts)

1. Nature of Business

        Radius Health, Inc. ("Radius" or the "Company"), which was formerly known as MPM Acquisition Corp., is a science-driven biopharmaceutical company focused on developing novel differentiated therapeutics for patients with osteoporosis as well as other serious endocrine-mediated diseases. The Company's lead product candidate is abaloparatide (BA058), a bone anabolic for the treatment of osteoporosis delivered via subcutaneous injection, which the Company refers to as Abaloparatide-SC. The Company is currently in Phase 3 development of Abaloparatide-SC and expects to announce top-line data from this study in late 2014. If the results are positive, the Company plans to submit a new drug application in the United States, and a marketing authorization application in Europe in mid-2015. The Company holds worldwide commercialization rights to Abaloparatide-SC, other than in Japan, and with a favorable regulatory outcome, anticipates its first commercial sales of Abaloparatide-SC will take place in 2016. The Company is leveraging its investment in Abaloparatide-SC to develop Abaloparatide-TD. The Company expects this line extension will provide improved patient convenience by enabling administration of abaloparatide through a short-wear-time transdermal patch. The Company has recently completed a successful Phase 2 proof of concept study.

        The Company's current clinical product portfolio also includes a novel oral agent, RAD1901, a selective estrogen receptor down-regulator/degrader, or SERD. The Company is developing RAD1901 at higher doses, for the treatment of breast cancer brain metastases ("BCBM") and at lower doses as a selective estrogen-receptor modulator ("SERM") for the treatment of vasomotor symptoms such as hot flashes. In 2014, the Company expects to commence a Phase 1 clinical trial to evaluate RAD1901 for the treatment of BCBM and previously completed a successful Phase 2 clinical trial of RAD1901 for the treatment of vasomotor symptoms.

        Pursuant to an Agreement and Plan of Merger (the "Merger Agreement" or the "Merger") entered into in April 2011 by and among the Company (a public-reporting, Form 10 shell company at the time), RHI Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company ("MergerCo"), and Radius Health, Inc., a privately-held Delaware corporation ("Former Operating Company"), MergerCo merged with and into the Former Operating Company, with the Former Operating Company remaining as the surviving entity and a wholly-owned subsidiary of the Company. This transaction is herein referred to as the "Merger." The Merger was effective as of May 17, 2011, upon the filing of a certificate of merger with the Delaware Secretary of State. Following the Merger on May 17, 2011, the Company's Board of Directors approved a transaction pursuant to which the Former Operating Company merged with and into the Company, leaving the Company as the surviving corporation (the "Short-Form Merger"). As part of the Short-Form Merger, the Company, then named MPM Acquisition Corp., changed its name to Radius Health, Inc. and assumed the operations of the Former Operating Company.

        The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company's product candidates, competition for its product candidates, and the continued ability to obtain adequate financing to fund the Company's future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of December 31, 2013, the Company had an accumulated deficit of $277.3 million and believed that its cash and cash equivalents at December 31, 2013 were not sufficient to fund its operations through the first quarter of 2014. However, on February 14, 2014, the Company entered into a Series B-2 Convertible Preferred

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

1. Nature of Business (Continued)

Stock and Warrant Purchase Agreement (the "Series B-2 Purchase Agreement"), pursuant to which the Company may raise up to approximately $40.2 million through the issuance of (1) up to 655,000 shares of its Series B-2 convertible preferred stock (the "Series B-2 Shares") and (2) warrants to acquire up to 1,637,500 shares of its common stock with an exercise price of $6.142 per share. On February 14, 2014, February 19, 2014 and February 24, 2014, the Company consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate proceeds to the Company of approximately $25.6 million, the Company issued an aggregate of 417,615 Series B-2 Shares and warrants to purchase up to a total of 1,044,039 shares of its common stock. See note 19 for additional information regarding the issuance of the Series B-2 Shares.

        The Company believes that the aggregate proceeds from the closings under the Series B-2 Purchase Agreement on February 14, 2014, February 19, 2014 and February 24, 2014, together with its existing cash and cash equivalents will be sufficient to fund its operations into the third quarter of 2014. Accordingly, the Company expects to pursue additional financing opportunities to address its capital needs, including the completion of a private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical and clinical trials and obtain approval of any product candidates from the U.S. Food and Drug Administration or other regulatory authorities. In addition, the Company could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue operations entirely. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Accordingly, the continuation of the Company as a going concern is dependent upon its ability to identify future investment opportunities and obtain the necessary debt or equity financing to support future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

        Cash Equivalents—The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Cash equivalents at December 31, 2013 and December 31, 2012 are primarily comprised of money market funds.

        Marketable Securities—All investment instruments with an original maturity date, when purchased, in excess of three months have been classified as current marketable securities. These marketable

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are included within other comprehensive (loss) income within stockholders' deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the years ended December 31, 2013 and 2012.

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
Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        Concentrations of Credit Risk and Off-Balance-Sheet Risk—Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale marketable securities. The Company mitigates its risk with respect to cash and cash equivalents and marketable securities by maintaining its deposits and investments at high-quality financial institutions. The Company invests any excess cash in money market funds and other securities, and the management of these investments is not discretionary on the part of the financial institution. The Company's credit exposure on its marketable securities is limited by its diversification among United States government and agency debt securities. The Company has no significant off-balance-sheet risks such as foreign exchange contracts, option contracts, or other hedging arrangements.

        Property and Equipment—Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets.

        Research and Development Costs—The Company accounts for research and development costs by expensing such costs to operations as incurred. Research and development costs primarily consist of clinical testing costs, including payments in cash and stock made to contracted research organizations, personnel costs, outsourced research activities, laboratory supplies, and license fees.

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

        Segment Information—Operating segments are defined as components of an enterprise engaged in business activities for which discrete financial information is available and regularly reviewed by the chief decision maker in determining how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment and operates in one geographic area.

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

        Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns the Company has recorded a full valuation allowance against otherwise realizable net deferred tax assets as of December 31, 2013 and 2012.

        Financial Instruments Indexed to and Potentially Settled in the Company's Common Stock —The Company evaluates all financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in the Company's financial statements. The Company considers a number of generally accepted accounting principles to determine such treatment and evaluates the features of the instrument to determine the appropriate accounting treatment. The Company utilizes the Black-Scholes method or other appropriate methods to determine the fair value of its derivative financial instruments. Key valuation factors in determining the fair value

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

include, but are not limited to, the current stock price as of the date of measurement, the exercise price, the remaining contractual life, expected volatility for the instrument and the risk-free interest rate. For financial instruments that are determined to be classified as liabilities on the balance sheet, changes in fair value are recorded as a gain or loss in the Company's statement of operations, with the corresponding amount recorded as an adjustment to the liability on its balance sheet.

        Stock-Based Compensation—The Company measures stock-based compensation cost at the accounting measurement date based on the fair value of the option, and recognizes the expense on a straight-line basis over the requisite service period of the option, which is typically the vesting period. The Company estimates the fair value of each option using a Black-Scholes option pricing model that takes into account the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of the Company's common stock, expected dividends on the Company's common stock, and the risk-free interest rate over the expected life of the option. Due to its limited history, the Company uses the simplified method described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, to determine the expected life of the option grants. The Company's estimate of expected volatility is based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option's expected term. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Accordingly, the Company utilizes an expected dividend yield of zero. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant valuation for a period commensurate with the option's expected term. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the related compensation expense.

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

        Stock-based compensation expense for options granted to consultants is also determined based upon the fair value of the options issued, as determined by the Black-Scholes option pricing model. However, the unvested portion of such option grants is re-measured at each reporting period, until such time as the award is fully vested.

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

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, and potential issuance of stock upon the issuance of the Company's series A-6 convertible preferred stock ("Series A-6") as settlement of the liability to Nordic Bioscience ("Nordic"). Common equivalent shares are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

        Comprehensive (Loss) Income—Comprehensive (loss) income refers to revenues, expenses, gains and losses that are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' deficit, net of tax. The Company's other comprehensive (loss) income is comprised of unrealized gains (losses) on its available-for-sale securities.

        Accounting Standards Updates—In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments under ASU 2013-11 are effective for interim and annual fiscal periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect adoption of ASU 2013-11 will have a material impact on its results of operations, financial position, or cash flows.

        In December 2013, the FASB issued Accounting Standards Update No. 2013-12, Definition of a Public Business Entity ("ASU 2013-12"). ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in GAAP. ASU 2013-12 does not affect existing requirements but will be used in considering the scope of new financial guidance and will identify whether the guidance does or does not apply to public business entities. There is no actual effective date for the amendment in ASU 2013-12 and the Company does not expect ASU 2013-12 will have a material impact on its results of operations, financial position or cash flows.

        Recently Adopted Accounting Standards—In February 2013, FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU 2013-02"). Under ASU 2013-02, an entity is required to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company adopted ASU 2013-02 on January 1,

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

2013. Its adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

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

        Pursuant to the Merger, the Company assumed all of the Former Operating Company's obligations under its existing contracts. In particular, the Company has assumed the rights and obligations of the Former Operating Company under that certain Series A-1 Convertible Preferred Stock Purchase Agreement, dated as of April 25, 2011, as amended, (the "Purchase Agreement") with certain investors listed therein (the "Investors") pursuant to which, among other things, the Company was obligated to issue and sell to the Investors up to an aggregate of 789,553 shares of Series A-1 convertible preferred stock, par value $0.0001 per share (the "Series A-1"), each at a purchase price per share of $81.42, to

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

3. Merger (Continued)

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

        The 9,832,133 shares of Series C that remained outstanding after the Forced Conversion, were recapitalized and exchanged for 9,832,133 shares of Series A-2, the 1,422,300 shares of Series B that remained outstanding after the Forced Conversion, were recapitalized and exchanged for 1,422,300 shares of Series A-3, and the 40,003 shares of Series A that remained outstanding after the Forced Conversion, were exchanged for 40,003 shares of Series A-4. All prior dividends that had accrued on the original Series B and Series C through May 17, 2011 were forfeited by the holders as part of the recapitalization. In addition, the holders of the original Series B and Series C waived their contingent redemption rights on such shares.

        Certain investors participated in the Series A-1 Financing in an amount in excess of their Pro Rata Share amount and as consideration for investing such excess amount, received that number of additional shares of Series A-1 as set forth within the Purchase Agreement. The Former Operating Company issued 1,327,506 additional shares of Series A-1 in exchange for this additional investment.

        In accordance with the Purchase Agreement, the Stage I Closing occurred on May 17, 2011 and resulted in net proceeds of $20.3 million as consideration for the issuance of 2,631,845 shares of Series A-1 which were converted in the Merger as described below into the right to receive one-tenth of one share of Series A-1. The issuance of the aforementioned additional shares did not generate a beneficial conversion feature at the date of issuance or at December 31, 2013.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

4. Recapitalization (Continued)

        Subsequent to the recapitalization and financing, pursuant to the Merger, each outstanding share of preferred stock was converted into the right to receive one-tenth of one share of preferred stock. After the recapitalization, Series A-1 and Series A-5 financing (as described in note 3) and the Merger, the Company had the following shares of preferred stock outstanding, which include the shares of Series A-1 issued in the Stage II Closing and Stage III Closing as discussed below:

Class	Number of Shares
Series A-1	939,612
Series A-2	983,208
Series A-3	142,227
Series A-4	3,998
Series A-5	6,443

        The Company has accounted for the recapitalization and exchange of the Old Preferred Stock for the New Preferred Stock as an extinguishment of the Old Preferred Stock due to the significance of the changes to the substantive contractual terms of the preferred stock, which included the forfeiture of accrued dividends on the Series A and Series B, the removal of the contingent redemption feature, pursuant to which the Series B and Series C was redeemable at the option of the holder at a future determinable date, and the addition of a mandatory conversion provision to common stock upon the listing of the Company's common stock on a national securities exchange, among other changes. Refer to note 9 for the rights and preferences on the New Preferred Stock. Accordingly, the Company recorded the difference between the fair value of the new shares of preferred stock issued in the exchange and the carrying value of the Old Preferred Stock shares as a gain of $60.9 million that was recorded within stockholders' deficit. The Company allocated $8.3 million to additional paid-in capital to recover the amount of additional paid-in capital that had previously been reduced by dividends accreted on Series B and Series C that was forfeited as part of the recapitalization, and the balance of $52.7 million was recorded to accumulated deficit. The gain on extinguishment is reflected as a preferred stock redemption in the calculation of net income available to common stockholders in accordance with Accounting Standards Codification ("ASC") 260, Earnings Per Share. The fair value of the Series A-1, Series A-2, Series A-3 and Series A-4 was determined using the probability-weighted expected return method (see note 11).

        In connection with the Series A-1 Financing, the Former Operating Company issued to a placement agent, and in the Merger, the Company assumed warrants to purchase 818 shares of Series A-1. The warrants expire on May 17, 2016 and were issued with an exercise price of $81.42, which exercise price, as a result of an anti-dilution adjustment effected in connection with the issuance of the new Series B convertible preferred stock in May 2013 (as described in note 9), has been reduced to $76.27 as of December 31, 2013. The warrants are classified as liabilities on the Company's balance sheet and were recorded as a component of the issuance costs related to the Series A-1 Financing. The Company recorded the warrants at a fair value of $35.0 thousand, calculated using the Black-Scholes option pricing model. The value of the warrants at December 31, 2013 was not material to the financial statements.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

4. Recapitalization (Continued)

        Subsequent to the exchange of outstanding shares of preferred stock for the right to receive one-tenth of one share of Preferred Stock, in accordance with the Purchase Agreement, the Stage II Closing occurred on November 18, 2011 and resulted in net proceeds of approximately $21.0 million through the sale of 263,178 shares of Series A-1. On December 14, 2011, the Stage III Closing occurred resulting in net proceeds of approximately $21.0 million through the sale of 263,180 shares of Series A-1. The issuance of the shares in the Stage II and Stage III Closings did not generate beneficial conversion features at the date of issuance or at December 31, 2013.

        In connection with the Stage II and Stage III Closings, the Former Operating Company issued to a placement agent, warrants to purchase 1,636 shares of Series A-1 Preferred Stock. The warrants expire after five years and were issued with an exercise price of $81.42, which exercise price, as a result of an anti-dilution adjustment effected in connection with the issuance of the new Series B convertible preferred stock in May 2013 (as described in note 9), has been reduced to $76.27 as of December 31, 2013. The warrants are classified as liabilities on the Company's balance sheet and were recorded as a component of the issuance costs related to the Series A-1 Financing. The Company recorded the warrant at a fair value of $68.0 thousand, calculated using the Black- Scholes option pricing model. The value of the warrant at December 31, 2013 was not material to the financial statements.

5. Marketable Securities

        Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	December 31, 2013
	Amortized Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,710	$—	$—	$2,710
Money market	9,593	—	—	9,593

Total	$12,303	$—	$—	$12,303

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

5. Marketable Securities (Continued)

	December 31, 2012
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,134	$—	$—	$1,134
Money market	16,020	—	—	16,020
Domestic corporate commercial paper	1,499	—	—	1,499

Total	$18,653	$—	$—	$18,653

Marketable securities:
Domestic corporate commercial paper	4,000	—	—	4,000

Total	$4,000	$—	$—	$4,000

        There were no debt securities that had been in an unrealized loss position for more than or less than 12 months as of December 31, 2013 or December 31, 2012. The contractual term to maturity of all marketable securities held by the Company is less than one year.

6. Property and Equipment

        Property and equipment consists of the following (in thousands):

		December 31,
	Estimated Useful Life (In Years)
		2013	2012
Furniture and fixtures	5	$68	$68
Computer equipment and software	3	286	284
Leasehold improvements	Shorter of useful life or remaining lease term	505	505

		859	857
Less accumulated depreciation and amortization		(783)	(718)

Property and equipment, net		$76	$139

7. Accrued Expenses and Other Current Liabilities

        Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Research costs	$19,597	$6,558
Payroll and employee benefits	1,005	962
Professional fees	426	399
Vacation	69	129
Accrued interest on notes payable	852	595
Other	58	97

Total accrued expenses and other current liabilties	$22,007	$8,740

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

        Interest on the outstanding Term Loan A was payable on a monthly basis through and including December 1, 2011. Principal and interest payments on Term Loan A are payable in 36 equal monthly installments beginning December 1, 2011 through November 1, 2014, with a final balloon payment of $0.6 million due upon maturity on November 22, 2014. Interest is payable on Term Loan A at an annual interest rate of 10.16%. Interest on the outstanding Term Loan B was payable on a monthly basis through and including June 1, 2012. Principal and interest payments on Term Loan B are payable in 30 equal monthly installments beginning June 1, 2012, through November 1, 2014, with a final balloon payment of $0.6 million due upon maturity on November 22, 2014. Interest is payable on Term Loan B at an annual interest rate of 10%. Interest on Term Loan C was payable on a monthly basis through, and including, November 1, 2012. Principal and interest payments on Term Loan C are payable in 24 monthly installments beginning December 1, 2012, through November 1, 2014 with a final balloon payment of $1.3 million upon maturity on November 22, 2014. Interest is payable on Term Loan C at an annual interest rate of 10%.

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

        In connection with each Term Loan, the Company issued Warrants to the Lender to purchase 12,280 shares of the Company's Series A-1 (the "Warrants"). The Warrants are exercisable, in whole or in part, immediately, were issued with a per share exercise price of $81.42 and may be exercised on a cashless basis. The Warrants each have a term of 10 years. The terms of the Warrants provide that the

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

8. Loan and Security Agreement (Continued)

exercise price may be adjusted in the event the Company issues shares of the Series A-1 at a price lower than $81.42 per share. As a result of an anti-dilution adjustment effected in connection with the issuance of the new Series B convertible preferred stock in May 2013 (as described in note 9), the exercise price of the Warrants has been reduced to $76.27 as of December 31, 2013. The Warrants are classified as liabilities in the Company's balance sheet and are re-measured at their estimated fair value at each reporting period. The changes in fair value are recorded as other (expense) income in the statement of operations.

        The initial fair value of the Warrants issued in connection with Term Loan A was $182.6 thousand and was recorded as a discount to Term Loan A. The fair value of the Warrants at December 31, 2013 was $78.1 thousand. The Company also paid the Lender a facility fee of $250.0 thousand and reimbursed the Lender certain costs associated with the Loan and Security Agreement of approximately $117.0 thousand, both of which were also recorded as a discount to Term Loan A. As of December 31, 2013, the discount is being amortized to interest expense over the 42 month period that Term Loan A is expected to be outstanding using the effective interest method.

        The initial fair value of the Warrants issued in connection with Term Loan B (the "Term Loan B Warrants") was $177.6 thousand and was recorded as a discount to Term Loan B. The fair value of the Term Loan B Warrants at December 31, 2013 was $80.1 thousand. The Company also reimbursed the Lender for certain costs associated with Term Loan B of approximately $18.0 thousand, which was also recorded as a discount to Term Loan B. As of December 31, 2013, the discount is being amortized to interest expense over the 36 month period that Term Loan B is expected to be outstanding using the effective interest method.

        The initial fair value of the Warrants issued in connection with Term Loan C (the "Term Loan C Warrants") was $379.7 thousand and was recorded as a discount to Term Loan C. The fair value of the Term Loan C Warrants at December 31, 2013 was $167.9 thousand. The Company also reimbursed the Lender for certain costs associated with the Loan and Security Agreement of approximately $31.0 thousand, which was also recorded as a discount to Term Loan C. As of December 31, 2013, the discount is being amortized to interest expense over the 30 month period that Term Loan C is expected to be outstanding using the effective interest method.

        Future principal payments under the Loan and Security Agreement at December 31, 2013, are as follows (in thousands):

Principal Payments
Current portion of net payable	13,156
Discount on current portion of note payable	(151)

Current portion of net payable, net of discount	$13,005

9. Convertible Preferred Stock

        On April 23, 2013, the Company entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement (the "Series B Purchase Agreement"), pursuant to which the Company could raise, at any time on or prior to May 10, 2013, up to approximately $60.0 million through the issuance

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

9. Convertible Preferred Stock (Continued)

of (1) up to 980,000 shares of its new Series B preferred stock (the "New Series B") and (2) warrants to acquire up to 2,450,000 shares of its common stock with an exercise price of $6.142 per share. On April 23, 2013, the Company consummated a first closing under the Series B Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $43.0 million, it issued 700,098 shares of New Series B and warrants to purchase up to a total of 1,750,248 shares of its common stock. On May 10, 2013, the Company consummated a second closing under the Series B Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $0.1 million, it issued 1,137 shares of New Series B and warrants to purchase up to a total of 2,843 shares of its common stock.

        The rights, preferences, and privileges of the New Series B and the Series A-1 Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 (the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6, collectively, the "Series A Preferred Stock") as of December 31, 2013, are set forth below.

        Conversion—Each holder of New Series B Shares has the right, at their option at any time, to convert any such shares of New Series B into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $61.42 by the conversion price ("New Series B Optional Conversion"). The conversion price of the New Series B as of December 31, 2013 was $6.142 per share (the "New Series B Conversion Price"), which represents a conversion ratio of one share of New Series B into ten shares of common stock.

        Each holder of Series A-1, Series A-2 and Series A-3 has the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $81.42 by the conversion price ("Optional Conversion"). The original conversion price of the Series A-1, Series A-2 and Series A-3 was $8.142 per share (the "Conversion Price"), which represented a conversion ratio of one share of Series A-1, Series A-2 or Series A-3 into ten shares of common stock. The issuance of the New Series B Shares and accompanying warrants under the Series B Purchase Agreement resulted in an adjustment to the Conversion Price of the Series A-1, Series A-2 and Series A-3 (the "Anti-Dilution Adjustment"). As a result of the Anti-Dilution Adjustment, the effective conversion price as of December 31, 2013 of each share of Series A-1, Series A-2 and Series A-3 was reduced to $7.627, which represents a conversion ratio of one share of Series A-1, Series A-2 or Series A-3 into 10.675 shares of common stock.

        Each holder of Series A-4, Series A-5 and Series A-6 has the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $81.42 by the conversion price. The conversion price of the Series A-4, Series A-5 and Series A-6 as of December 31, 2013 was $8.142 per share, which represents a conversion ratio of one share of Series A-4, Series A-5 or Series A-6 into ten shares of common stock.

        Upon an optional conversion, the holders of the converted New Series B and Series A Preferred Stock are entitled to payment of all accrued, whether or not declared, but unpaid dividends in shares of the common stock of the Company at the then effective conversion price.

        Each share of the New Series B and Series A Preferred Stock is automatically convertible into fully paid and non-assessable shares of common stock at the applicable conversion price (as described above) in effect upon (1) a vote of the holders of at least 70% of the outstanding shares of New

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

9. Convertible Preferred Stock (Continued)

Series B, Series A-1, Series A-2 and Series A-3 to convert all shares of New Series B and Series A Preferred Stock or (2) the common stock becoming listed for trading on a national stock exchange ("Special Mandatory Conversion"). Upon a Special Mandatory Conversion, all accrued, whether or not declared, but unpaid dividends shall be paid in cash or shares of common stock (calculated based on the then effective conversion price) at the discretion of the Company's Board of Directors.

        Redemption—Unless redemption is waived by a requisite stockholder vote or consent, the shares of New Series B and Series A Preferred Stock are automatically redeemable upon an event of sale of the Company. The shares of New Series B and Series A Preferred Stock are not redeemable at the option of the holder.

        Dividends—Holders of shares of New Series B are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of New Series B. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of New Series B are also entitled to dividends declared or paid on any shares of common stock.

        Following payment in full of required dividends to the holders of New Series B, holders of shares of Series A-1 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-1. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of Series A-1 are also entitled to dividends declared or paid on any shares of common stock.

        Following payment in full of required dividends to the holders of New Series B and Series A-1, holders of Series A-2 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-2. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of Series A-2 are also entitled to dividends declared or paid on any shares of common stock.

        Following payment in full of required dividends to the holders of New Series B, Series A-1 and Series A-2, holders of Series A-3 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-3. Dividends are payable, as accrued, upon liquidation, event of sale and conversion to common stock, as described above. The holders of shares of Series A-3 are also entitled to dividends declared or paid on any shares of common stock.

        Without regard to the payment of required dividends to the holders of New Series B, Series A-1, Series A-2 and Series A-3, holders of Series A-5 are entitled to receive the Series A-5 Special Accruing Dividend (as defined in the Company's certificate of incorporation) paid in shares of Series A-6 as described in note 8. Dividends are payable, as accrued, upon liquidation, event of sale and conversion to common stock, as described above. The holders of shares of Series A-5 are also entitled to dividends declared or paid on any shares of common stock.

        Following payment in full of required dividends to the holders of New Series B, Series A-1, Series A-2, Series A-3 and Series A-5, holders of Series A-4 and Series A-6 are entitled to receive,

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

9. Convertible Preferred Stock (Continued)

when, if and as declared by the Board of Directors, dividends on any shares of Series A-4 Stock or Series A-6 Stock, as the case may be, out of funds legally available for that purpose, at a rate to be determined by the Board of Directors if and when they may so declare any dividend on the Series A-4 Stock or A-6 Stock, as the case may be. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of Series A-4 and Series A-6 are also entitled to dividends declared or paid on any shares of common stock.

        Dividends on the Company's preferred stock are payable, at the sole discretion of the Board of Directors, in cash or in shares of the Company's common stock at the current market price of shares of common stock, when and if declared by the Board of Directors and upon liquidation or an event of sale. All accrued but unpaid dividends on New Series B and Series A Preferred Stock will be paid in cash or shares of common stock, at the then effective Conversion Price of shares of New Series B and Series A Preferred Stock, upon a Special Mandatory Conversion (as defined in the Company's certificate of incorporation). Upon Optional Conversion, dividends are payable in shares of the common stock at the then effective conversion price of shares of preferred stock.

        As of December 31, 2013, the Company had accrued dividends of $2.4 million, $15.0 million, $18.0 million and $2.6 million on New Series B, Series A-1, Series A-2 and Series A-3, respectively.

        Voting—The holders of New Series B and Series A Preferred Stock are entitled to vote together with the holders of the common stock as one class on an as-if converted basis. In addition, as long as the shares of Series A-1 are outstanding, the holders of Series A-1, voting as a separate class, have the right to elect two members of the Company's Board of Directors.

        Liquidation—The shares of New Series B rank senior to the Series A-1 and all other classes of Series A Preferred Stock. The shares of Series A-1 rank senior to all other classes of Series A Preferred Stock. Series A-2 ranks junior to Series A-1 and senior to Series A-3, Series A-4, Series A-5 and Series A-6. Series A-3, Series A-5 and Series A-6 rank equally but junior to Series A-1 and Series A-2 and senior to Series A-4. Series A-4 ranks senior to the Company's common stock.

        In the event of a liquidation, dissolution, or winding-up of the Company, the holders of New Series B are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A Preferred Stock. Payment to the holders of New Series B shall consist of two (2) times the original purchase price of $61.42, plus all accrued but unpaid dividends. After such distribution to the holders of New Series B, the holders of Series A-1 will be entitled to be paid out of the remaining assets available for distribution, before any payment is made to the Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series A-1 shall consist of the original purchase price of $81.42, plus all accrued but unpaid dividends. After the distribution to the holders of Series A-1, the holders of Series A-2 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid dividends. After the distribution to the holders Series A-1 and Series A-2, the holders of Series A-3, Series A-5 and Series A-6, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid or declared and unpaid dividends, as appropriate. After the distribution to the holders Series A-1, Series A-2, Series A-3, Series A-5 and Series A-6, the holders of Series A-4 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any declared and unpaid dividends. If the assets of the Company are insufficient

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

9. Convertible Preferred Stock (Continued)

to pay the full preferential amounts to the holders of New Series B, the assets will be distributed ratably among the holders of New Series B in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-1, the assets will be distributed ratably among the holders of Series A-1 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-2, the assets will be distributed ratably among the holders of Series A-2 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-3, Series A-5 and Series A-6, the assets will be distributed ratably among the holders of Series A-3, Series A-5 and Series A-6 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-4, the assets will be distributed ratably among the holders of Series A-4 in proportion to their aggregate liquidation preference amounts. After all liquidation preference payments have been made to the holders of the New Series B and Series A Preferred Stock, the holders of the New Series B and Series A-1, Series A-2 and Series A-3 shall participate in the distribution of the remaining assets with the holders of the Company's common stock on an as-if converted basis.

        In the event of, and simultaneously with, the closing of an event of sale of the Company (as defined in the Company's Amended Certificate of Incorporation), the Company shall redeem all of the shares of New Series B and Series A Preferred Stock then outstanding at the Special Liquidation Price, as defined. If the event of sale involves consideration other than cash, the Special Liquidation Price may be paid with such consideration having a value equal to the Special Liquidation Price. The Special Liquidation Price shall be equal to an amount per share, which would be received by each holder of the Preferred Stock if, in connection with the event of sale, all the consideration paid in exchange for the assets or the shares of capital stock of the Company was actually paid to and received by the Company, and the Company was immediately liquidated thereafter and its assets distributed pursuant to the liquidation terms above.

10. Stockholders' Deficit

        Common Stock—The Company has reserved the following number of shares of common stock (in thousands):

	December 31,
	2013	2012
Conversion of New Series B Preferred Stock	9,800	—
Conversion of Series A-1 Preferred Stock	10,000	10,000
Conversion of Series A-2 Preferred Stock	9,832	9,832
Conversion of Series A-3 Preferred Stock	1,422	1,422
Conversion of Series A-4 Preferred Stock	40	40
Conversion of Series A-5 Preferred Stock	70	70
Conversion of Series A-6 Preferred Stock	8,000	8,000
Stock options and Warrants	18,842	19,656

Total	58,006	49,020

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

11. Fair Value Measurements

        The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis in the accompanying balance sheets as of December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$2,710	$—	$—	$2,710
Money market funds(1)	9,593	—	—	9,593

	$12,303	$—	$—	$12,303

Liabilities
Warrant liability(2)	$—	$—	$1,945	$1,945
Stock Liability(2)			$5,328	$5,328

	$—	$—	$7,273	$7,273

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$1,134	$—	$—	$1,134
Money market funds(1)	16,020	—	—	16,020
Domestic corporate commercial paper(3)	—	1,499	—	1,499
Marketable Securities:
Domestic corporate commercial paper(3)	—	4,000	—	4,000
Stock asset(2)	—	—	407	407

	$17,154	$5,499	$407	$23,060

Liabilities
Warrant liability(2)	$—	$—	$830	$830
Other liability(2)	—	—	24,387	24,387
Stock liability(2)			245	245

	$—	$—	$25,462	$25,462

(1)
Fair value is based upon quoted market prices.

(2)
Fair value is determined using the probability-weighted expected return model ("PWERM"), as discussed below. Changes in the fair value of the Level 3 assets and liabilities are recorded as other (expense) income in the statement of operations.

(3)
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

          The stock asset represents the prepaid balance of the research and development expense related to the stock dividends to be issued to Nordic Bioscience Clinical Development VII A/S ("Nordic") in shares of Series A-6 (or in shares of common stock if the Company lists its common stock on a national exchange) which is being recognized ratably over the estimated per patient treatment period under the three work statements executed with Nordic (the "Nordic Work Statements") (see note 13). The stock liability represents the accrued balance of the research and development expense related to the stock dividends to be issued to Nordic in shares of Series A-6 (or in shares of common stock if the Company lists its common stock on a national exchange) which is being recognized ratably over the estimated per patient treatment period under the Nordic Work Statements.

          The fair values of the stock asset and stock liability are based upon the fair value of the Series A-6 as determined using PWERM, which considers the value of the Company's various classes of preferred stock. The fair value of the Company's various classes of preferred stock is determined through an analysis of the future values for equity assuming various future outcomes. Accordingly, share value is based upon the probability weighted present value of expected future net cash flows, considering each of the possible future events, discount rate as determined using the capital asset pricing model, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity. Accordingly, the valuation of the Company's stock asset and stock liability is determined using Level 3 inputs.

          The warrant liability represents the liability for the warrants issued to the placement agent in connection with the Company's Series A-1 financing, to the investors in the New Series B financing in April and May 2013, and to the lenders in connection with the Company's Loan and Security Agreement executed with Oxford Finance LLC and General Electric Capital Corporation in May 2011. The warrant liability is calculated using the Black-Scholes option pricing method. This method of valuation includes using inputs such as the fair value of the Company's common stock or preferred stock, historical volatility, the term of the warrant and risk free interest rates. The fair value of the Company's shares of common stock and preferred stock is estimated using PWERM, as described above. Accordingly, the valuation of the warrant liability is determined using Level 3 inputs.

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

          As noted above, the Company's Level 3 fair value measurements related to its stock asset, stock liability, warrant liability and other liability are based upon the fair value of the Company's common stock and preferred stock. The following table provides quantitative information about the fair value

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

11. Fair Value Measurements (Continued)

  measurement of the Company's common stock and preferred stock, including significant unobservable inputs:

Instrument	Valuation Technique	Unobservable Input	Estimate
Preferred Stock	PWERM	• Time until future exit event (years)	• 0.0 - 0.4
		• Probability of abaloparatide coming to market	• 65% - 75%
		• Discount rate	• 20% - 40%
		• Long-term revenue growth rate(1)	• 2% - 117%
		• Long-term pre-tax operating margin(2)	• 13% - 79%
		• Discount for lack of marketability	• 10% - 36%
	Market Comparable Companies	• Revenue multiple(3)	• 3.2 - 8.0

(1)
Estimated long-term revenue growth rate has the above range and an average of approximately 27% over 16 revenue years.

(2)
Estimated long-term pretax operating margin has the above range after achieving positive pretax operating margin and an average of approximately 68% for 17 years.

(3)
Represents amounts used when the Company has determined that market participants would use such multiples when valuing the Company's preferred stock.

        As of December 31, 2013, the warrant liability and stock liability have fair values of $1.9 million and $5.3 million, respectively. Changes in the significant unobservable inputs used in the fair value measurements of the Company's common stock and preferred stock in isolation would result in a significantly different fair value measurement of the stock asset, stock liability, warrant liability and other liability. Generally, a change in the assumption used for the probability of successful development is accompanied by a directionally similar change in the assumption used for the long-term revenue growth rate and long-term pre-tax operating margin and estimated fair value measurement of the Company's common stock and preferred stock.

        The following table provides a roll forward of the fair value of the assets, where fair value is determined using Level 3 inputs (in thousands):

Balance at January 1, 2012	$3,379
Expense recognized	(4,080)
Additions	398
Change in fair value	710

Balance at December 31, 2012	$407
Expense recognized	(313)
Additions	86
Change in fair value	(180)

Balance at December 31, 2013	$—

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

11. Fair Value Measurements (Continued)

        The following table provides a roll forward of the fair value of the liabilities, where fair value is determined using Level 3 inputs (in thousands):

Balance at January 1, 2012	$10,920
Additions	11,763
Change in fair value	2,779

Balance at December 31, 2012	$25,462
Issuance of shares of Series A-6	(23,168)
Additions	14,246
Change in fair value	(9,267)

Balance at December 31, 2013	$7,273

        Additions represent the value of the asset or liability for additional accrued shares of stock issuable to Nordic for services rendered in connection with the Company's Phase 3 clinical study of Abaloparatide-SC and Phase 2 clinical study of Abaloparatide-TD (see note 13), as well as the value of any new warrants issued during the period. The issuance of shares of Series A-6 represent the release in the quarterly stock dividends of Series A-6 accrued under the Nordic Work Statements as of December 31, 2013 (see note 13).

        The fair value of the Company's note payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company's note payable approximated its fair value as of December 31, 2013, as the Company's interest rate is near current market rates. The fair value of the Company's notes payable was determined using Level 3 inputs.

12. License Agreements

        On September 27, 2005, the Company entered into a license agreement (the "Ipsen Agreement"), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, "Ipsen"). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. With respect to France, if Ipsen exercises its co-marketing and co-promotion rights then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay Radius a mid-single digit royalty on Ipsen's allocable portion of aggregate revenue from the sale of products by both parties in France. Abaloparatide (the Company's bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and pro-promotion rights retained by

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

12. License Agreements (Continued)

Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $250.0 thousand to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments in the range of €10.0 million to €36.0 million ($13.8 million to $49.6 million) to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof.

        If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if the Company or its sublicensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, it will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of its patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. In connection with the Ipsen Agreement, the Company recorded approximately $0.2 million, $0.7 million and $1.0 million in research and developments costs in the years ended December 31, 2013, 2012 and 2011, respectively. The costs were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

        On May 11, 2011, the Company entered into a second amendment to the Ipsen Agreement pursuant to which Ipsen agreed to accept shares of Series A-1 in lieu of cash as consideration for a milestone payment due to Ipsen following the initiation of the first abaloparatide Phase 3 study. The number of shares of Series A-1 to be issued to Ipsen was determined based upon the U.S. dollar exchange rate for the euro two business days prior to closing. On May 17, 2011, the Company issued 17,326 shares of Series A-1 to Ipsen to settle the obligation. Accordingly, the Company recorded research and development expense of $1.4 million during the year ended December 31, 2011. The expense represents the fair value of the Series A-1 shares of $81.42 per share.

13. Research Agreements

        Abaloparatide-SC Phase 3 Clinical Study—On March 29, 2011, the Company and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the "Work Statement NB-1") under such Clinical Trial Services Agreement and a related Stock Issuance Agreement, as amended to date (the "Stock Issuance Agreement"). Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical study (the "Phase 3 Clinical Study") of Abaloparatide-SC and is being compensated for such services in a combination of cash and shares of stock.

        In December 2011, the Company entered into an amendment to the Work Statement NB-1(the "First Amendment"). Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the study would be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Research Agreements (Continued)

reflect the addition of such countries and sites within the study's parameters. Payments to be made by the Company to Nordic under the First Amendment are denominated in both euros and U.S. dollars and total up to €717,700 ($988,919) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to €1.2 million ($1.7 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

        In June 2012, the Company entered into a second amendment to the Work Statement NB-1(the "Second Amendment"). Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services to be provided at existing sites and the addition of the new study sites within the study's parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($16,454) per subject for any subjects enrolled in India or the United States. Such reductions shall be applied in pro rata monthly installments. Payments to be made by the Company to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total of up to €3.7 million ($5.1 million) and $205,540, respectively.

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

        The Work Statement NB-1, as amended on December 9, 2011 and June 18, 2012, provides for a total of up to approximately €41.2 million ($56.7 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Study. These payments may be adjusted based upon actual sites opened, work performed or number of patients enrolled.

        Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €371,864 of Series A-5 at $8.142 per share, and 64,430 shares of Series A-5 were sold to Nordic on May 17, 2011 for proceeds of $525,154. These shares were exchanged in the Merger for an aggregate of 6,443 shares of the Company's Series A-5.

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6 or shares of common stock if the Company's preferred stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value of up to €36.8 million ($50.7 million) (the "Nordic Accruing Dividend"). In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company's amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Research Agreements (Continued)

or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Phase 3 Clinical Study is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Study. On the last business day of each calendar quarter (each, an "Accrual Date"), beginning with the quarter ended June 30, 2011, the Company has a liability to issue shares of Series A-6 (or common stock, after the conversion of the Company's preferred stock into common stock) to Nordic that is referred to as the "Applicable Quarterly Amount" and is equal to €36.8 million ($50.7 million) (subject to adjustment in accordance with the applicable provisions of the Second Amendment relating to consideration payable for patients enrolled in India and the U.S.) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by the number of calendar quarters it will take to complete the Phase 3 Clinical Study. To calculate the aggregate number of shares due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million ($50.7 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. The Company then calculates the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value of the Company's common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by the Company's Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 438,124 shares of Series A-6 were due to Nordic under Work Statement NB-1, as amended, or, after the automatic conversion into common stock of the Company's preferred stock, 4,381,240 shares of the Company's common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-1 be issued. Accordingly, the Company's Board of Directors declared a dividend to Nordic of all 438,124 shares of Series A-6 accrued under Work Statement NB-1 on December 31, 2013.

        Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability in the Company's balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares are recorded as a gain or loss in other income (expense) in the statement of operations.

        The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Study, or a twenty-month period. The Company recorded $31.6 million, $30.8 million, and $5.1 million of research and development expense during the years ended December 31, 2013, 2012, and 2011, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study. During the year ended December 31, 2011, the Company also recorded approximately $11.0 million of research and development expense associated with the costs incurred for preparatory and other start-up costs to initiate the Phase 3 Clinical Study.

        As of December 31, 2013, the Company had (1) a liability of $4.8 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in the form of a stock dividend and (2) a liability of $11.6 million that is reflected in

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Research Agreements (Continued)

accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

        Abaloparatide-SC Phase 3 Clinical Extension Study—In February 2013, the Company entered into a Work Statement NB-3 (the "Work Statement NB-3") under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month Abaloparatide-SC Phase 3 Clinical Study (the "Extension Study") and will be compensated for such services in a combination of cash and shares of stock. Under the terms of a Letter of Intent that the Company entered into with Nordic on October 22, 2012 setting forth the parties' obligations to negotiate in good faith to enter into Work Statement NB-3, the Company was required to make an initial payment of €806,468 ($1.1 million).

        Payments in cash to be made to Nordic under the Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €4.5 million ($6.2 million) and $0.6 million, respectively. In addition, the Company will issue to Nordic, shares of the Company's Series A-6 having a value of up to €4.5 million ($6.2 million) and $0.3 million, as additional payment for services to be provided under the Work Statement NB-3 and the Services Agreement.

        The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic was entitled to receive quarterly stock dividends in connection with services performed under the Work Statement NB-3, payable in shares of Series A-6 or shares of common stock if the Company's preferred stock has been automatically converted into common stock in accordance with its amended certificate of incorporation, having an aggregate value of up to €4.5 million ($6.2 million) and $0.3 million. In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company's amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Extension Study is determined based upon the estimated period that will be required to complete the Extension Study. On each Accrual Date, beginning with the quarter ended March 31, 2013, the Company will recognize a liability to issue shares of Series A-6 to Nordic with an Applicable Quarterly Amount value equal to €4.5 million ($6.2 million) and $0.3 million minus the aggregate value of any previously accrued Nordic Accruing Dividend related to the Extension Study divided by the number of calendar quarters it will take to complete the Extension Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing such Applicable Quarterly Amount, by the greater of (1) the fair market value of the Company's common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by the Company's Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 25,772 shares of Series A-6 were due to Nordic under Work Statement NB-3, or, after the automatic conversion into common stock of the Company's preferred stock, 257,720 shares of the Company's common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Research Agreements (Continued)

NB-3 be issued. Accordingly, the Company's Board of Directors declared a dividend to Nordic of all 25,772 shares of Series A-6 accrued under Work Statement NB-3 on December 31, 2013.

        Prior to the issuance of the shares of Series A-6 to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability in the Company's balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares are recorded as a gain or loss in other income (expense) in the statement of operations.

        On December 6, 2013, the Company entered into a Letter of Intent (the "Letter of Intent") with Nordic, which provides that the Company and Nordic will continue to negotiate the definitive terms of an Amendment No. 1 to Work Statement NB-3 (the "Amendment") which provides for an additional 18 months of standard-of-care treatment for those patients enrolled in the Extension Study being performed under Work Statement NB-3 (the "Second Extension"). The Amendment provides for payment by the Company to Nordic of both cash and equity compensation in consideration of the services provided by Nordic, with the equity portion of such compensation to be made pursuant to an Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011.

        Pursuant to the Letter of Intent, the Company was required to make an initial payment of €222,573 ($0.3 million) and agreed to commence payment of the cash compensation due in consideration of the services being provided by Nordic under the Amendment. Once the Amendment is fully executed, the Company will commence payment of both the cash and equity compensation stipulated under the Amendment.

        Payments in cash to be made by the Company to Nordic under the Letter of Intent and Amendment in connection with the services to be provided are denominated in both euros and U.S. dollars and total up to €3.0 million ($4.1 million) and $0.5 million, respectively. In addition, the Company will issue to Nordic, subject to the execution of the Amendment, shares of its stock having a value of up to €3.0 million ($4.1 million) and $0.5 million, as additional payment for services to be provided under the Amendment and the Services Agreement.

        The Letter of Intent will terminate on the earlier of (1) the date on which the Company and Nordic enter into the Amendment or (2) February 28, 2014 (pursuant to an extension mutually agreed to by the Company and Nordic).

        The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-3 and Amendment ratably over the estimated per patient treatment periods beginning upon enrollment, or over a nine-month and nineteen-month period, respectively. The Company recorded $4.5 million of research and development expense during the year ended December 31, 2013, for per patient costs incurred for patients that had enrolled in the Extension Study and Second Extension.

        As of December 31, 2013, the Company had (1) a liability of $0.6 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in the form of a stock dividend and (2) a liability of $0.5 million that is reflected in

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Research Agreements (Continued)

accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

        Abaloparatide-TD Phase 2 Clinical Study—On July 26, 2012, the Company entered into a Letter of Intent (the "Phase 2 Letter of Intent") with Nordic, which provides that the Company and Nordic will, subject to compliance by the Company with certain requirements of its Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2 (the "Work Statement NB-2"), a draft of which is attached to the Phase 2 Letter of Intent, and (2) an amendment to the Amended and Restated Stock Issuance Agreement.

        In February 2013, the Company executed the final Work Statement NB-2 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-2, Nordic will provide clinical trial services relating to the Phase 2 Clinical Study and will be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by the Company to Nordic under the Work Statement NB-2 are denominated in both euros and U.S. dollars and total up to €3.6 million ($5.0 million) and $0.3 million, respectively. In addition, the Company will issue to Nordic shares of its Series A-6 stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Services Agreement.

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends in connection with services performed under Work Statement NB-2, payable in shares of Series A-6, or shares of common stock if the Company's preferred stock has been automatically converted in accordance with its amended certificate of incorporation. In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company's amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Phase 2 Clinical Study is determined based upon the estimated period that will be required to complete the Phase 2 Clinical Study. On each Accrual Date, beginning with the quarter ended December 31, 2012, the Company will recognize a liability to issue shares of Series A-6 to Nordic with an Applicable Quarterly Amount value equal to up to $2.9 million minus the aggregate value of any prior Nordic Accruing Dividend related to the Phase 2 Clinical Study divided by the number of calendar quarters it will take to complete the Phase 2 Clinical Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing such Applicable Quarterly Amount, by the greater of (1) the fair market value of the Company's common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by the Company's Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 32,215 shares of Series A-6 were due to Nordic under Work Statement NB-2, or, after the automatic conversion into common stock of the Company's preferred stock, 322,150 shares the Company's common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-2 be issued. Accordingly, the Company's Board of Directors declared a dividend to Nordic of all 32,215 shares of Series A-6 accrued under Work Statement NB-2 on December 31, 2013.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

13. Research Agreements (Continued)

        Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability in the Company's balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares are recorded as a gain or loss in other income (expense) in the statement of operations.

        The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Study, or a nine-month period. The Company recorded $4.1 million and $1.4 million of research and development expense during the years ended December 31, 2013 and 2012, respectively, for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Study. Additionally, the Company recorded approximately $0.9 million of research and development expense associated with the costs incurred for preparatory and other start-up costs to initiate the Phase 2 Clinical Study during the year ended December 31, 2012.

        As of December 31, 2013, the Company has a liability of $0.5 million that is reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

        The Company is also responsible for certain pass-through costs in connection with the Phase 3 Clinical Study, Extension Study and Phase 2 Clinical Study. Pass through costs are expensed as incurred or upon delivery. The Company recognized research and development expense of $3.9 million, $6.0 million, and $5.0 million for pass-through costs during the years ended December 31, 2013, 2012, and 2011, respectively.

14. Stock-based Compensation

        The Company has the following stock-based compensation plans as of December 31, 2013, under which equity awards have been granted to employees, directors and consultants:

  •
  2003 Long-Term Incentive Plan; and

  •
  2011 Equity Incentive Plan.

        The 2011 Equity Incentive Plan replaced the 2003 Long-Term Incentive Plan when the board of directors approved the new plan on November 7, 2011. As of December 31, 2013, an aggregate of approximately 7,772,000 shares have been authorized for issuance under the Company's stock-based compensation plans, with approximately 3,801,000 options outstanding. The number of common shares available for granting of future awards to employees and directors under these plans was approximately 3,267,000 at December 31, 2013.

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

        2011 Equity Incentive Plan—The Company's 2011 Equity Incentive Plan (the "Equity Plan") provides for the granting of incentive stock options and nonqualified options to key employees, directors and consultants of the Company. The exercise price of the incentive stock options, as determined by the board of directors, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the common stock fair value as of the date of the grant. The provisions of the Equity Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock). Stock options generally vest over a four-year period. Certain options contain explicit performance conditions. The Company has authorized approximately 5,756,000 shares of common stock for issuance under the Equity Plan. In addition, the shares remaining available for issuance under the Incentive Plan were assumed as shares authorized under the Equity Plan.

        The Company has historically granted stock options at exercise prices no less than the fair value of its common stock as determined by its board of directors, with input from management. The Company's board of directors has historically determined, with input from management, the estimated fair value of the Company's common stock on the date of grant based on a number of objective and subjective factors, including:

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

        The Company's board of directors also considers valuations provided by management in determining the fair value of its common stock and has consistently used the most recent valuation provided by management for determining the fair value of its common stock unless a specific event occurs that necessitates an interim valuation. The valuations utilized are prepared based on the guidance from the Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the "Practice Aid") that was developed by staff of the American Institute of Certified Public Accountants and a task force comprising representatives from the appraisal, preparer, public accounting, venture capital and academic communities and utilize PWERM, as outlined in the Practice Aid. PWERM considers the value of preferred and common stock based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, as well as the rights

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

14. Stock-based Compensation (Continued)

and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity, hence, the use of this method can be applied: (1) when possible future outcomes can be predicted with reasonable certainty; and (2) when there is a complex capital structure (i.e., several classes of preferred and common stock).

        During the year ended December 31, 2013, the Company granted options on November 14, 2013. The Company utilized the fair value of its common stock derived from the September 30, 2013 valuation for purposes of the November 14, 2013 option grant and concluded that for purposes of the November 14, 2013 grant, there were no significant changes to the assumptions used in the PWERM model between November 14, 2013 and September 30, 2013 that would impact the fair value of our common stock. The Company also used this methodology to estimate the fair value of its preferred stock.

        The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its employee stock options. The weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting weighted- average estimated grant date fair values of its employee stock options were as follows for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Expected term (years)	6.25	6.25	6.25
Volatility	62%	60%	60%
Expected dividend yield	0%	0%	0%
Risk-free interest rates	2.45%	1.10%	1.35%

        A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted-Average Exercise Price (in dollars per share)	Weighted-Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	3,899	$3.10
Granted	2,427	3.45
Exercised	(12)	1.10
Forfeited	(2,502)	3.47
Expired	(11)	1.50

Options outstanding at December 31, 2013	3,801	$3.09	7.07	$2,283

Options exercisable at December 31, 2013	2,475	$2.73	6.60	$2,231

Options vested or expected to vest at December 31, 2012	3,727	$3.08	7.06	$2,280

        The weighted-average grant-date fair value per share of options granted during 2013, 2012 and 2011 was $2.05, $2.36 and $2.07, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2013 and 2012 was approximately $1.8 million and

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

14. Stock-based Compensation (Continued)

$1.5 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2013 and 2012 was $0.02 million and $0.9 million, respectively.

        The following table summarizes stock-based compensation expense by financial statement line (in thousands):

	Years Ended December 31,
	2013	2012	2011
Research and development	$302	$338	$118
General and administrative	1,206	1,457	186

Share-based compensation expense included in operating expenses	$1,508	$1,795	$304

        As of December 31, 2013, there was approximately $2.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted- average period of approximately two years.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

15. Net Loss Per Share

        Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(60,690)	$(69,128)	$(42,476)
Extinguishment of preferred stock	—	—	60,937
Accretion of preferred stock	(17,471)	(13,992)	(10,933)
Earnings attributable to participating preferred stockholders	—	—	(7,275)

Earnings (loss) attributable to common stockholders—basic	(78,161)	(83,120)	253
Effect of dilutive convertible preferred stock	—	—	—

Earnings (loss) attributable to common stockholders—diluted	$(78,161)	$(83,120)	$253

Denominator:
Weighted-average number of common shares used in (loss) earnings per share—basic	874,004	839,698	499,944
Effect of dilutive options to purchase common stock	—	—	464,933
Effect of dilutive convertible preferred stock	—	—	2,489,399

Weighted-average number of common shares used in (loss) earnings per share—diluted	874,004	839,698	3,454,276

(Loss) earnings per share—basic	$(89.43)	$(98.99)	$0.51
Effect of dilutive options to purchase common stock	—	—	$(0.24)
Effect of dilutive convertible preferred stock	—	—	$(0.20)

(Loss) earnings per share—diluted	$(89.43)	$(98.99)	$0.07

        The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the years ended December 31, 2013 and 2012, all convertible preferred stock, options to purchase common stock and warrants outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Year Ended December 31
	2013	2012	2011
Convertible preferred stock	11,315,006	4,834,687	5,419,946
Options to purchase common stock	3,976,072	3,890,911	894,160
Warrants	1,225,221	15,000	8,860

16. Income Taxes

        As of December 31, 2013 the Company had federal and state net operating loss ("NOL") carryforwards of approximately $263.6 million and $229.4 million, respectively, which may be used to offset future taxable income. The Company also had federal and state tax credits of $4.0 million and

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

16. Income Taxes (Continued)

$0.5 million, respectively, to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2033, and are subject to review and possible adjustment by federal and state tax authorities. The Internal Revenue Code contains provision that may limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders under Section 382 of the Internal Revenue Code.

        A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax benefit using U.S. federal statutory rate	$(20,635)	$(23,504)	$(14,509)
State income taxes, net of federal benefit	(2,255)	(2,774)	(1,854)
Stock-based compensation	92	72	49
Research and development tax credits	(1,277)	(55)	(385)
Change in the valuation allowance	27,194	25,175	17,041
Permanent items	(3,085)	709	91
Other	(34)	377	(433)

	$—	$—	$—

        The Company is subject to Massachusetts net worth taxes, not based on income, which is largely offset by allowable tax credits and recorded as a component of operating expenses.

        The principal components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Current assets:
Accrued expenses	$351	$343
Deferred Rent	9	—

Gross current deferred tax assets	360	343

Valuation allowance	(360)	(343)

Net current deferred tax assets	$—	$—

Non-current assets:
Net operating loss carryforwards	$100,284	$74,487
Capitalized research and development	662	1,042
Research and development credits	4,345	3,067
Depreciation and amortization	110	90
Other	1,313	851

Gross non-current deferred tax assets	106,714	79,537
Valuation allowance	(106,714)	(79,537)

Net non-current deferred tax assets	$—	$—

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

16. Income Taxes (Continued)

        The Company has recorded a valuation allowance against its deferred tax assets in each of the years ended December 31, 2013 and 2012, because the Company's management believes that it is more likely than not that these assets will not be realized. The increase in the valuation allowance in 2013 primarily relates to the net loss incurred by the Company.

        As of December 31, 2013, the Company has no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development ("R&D") credit carryforwards. In addition, the Company has not, as yet, conducted an Internal Revenue Code Section 382 study, which could impact its ability to utilize available NOL and tax credit carryforwards. These studies may result in adjustments to the Company's R&D credit carryforwards and NOL carryfowards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized benefits since inception.

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

        Rent expense for the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $0.2 million and $0.1 million, respectively.

18. Related Party Transactions

        On July 24, 2013, the Company entered into a Consulting Agreement with Morana Jovan-Embiricos, Ph.D. (the "Consulting Agreement"), a member of the Company's board of directors. Pursuant to the Consulting Agreement, Dr. Jovan-Embiricos agreed to provide financial and strategic consulting services as may be requested by the Company, and such other consulting services as may be reasonably requested by the Company, from time to time from July 1, 2013 until June 30, 2014. The

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

18. Related Party Transactions (Continued)

Company agreed to pay Dr. Jovan-Embiricos an aggregate consulting fee in cash of $160,000, of which $80,000 was paid on July 30, 2013 and the remaining $80,000 was paid on October 2, 2013.

        On January 23, 2014, the Company entered into a consulting agreement with Orbit Advisors Limited (the "Orbit Agreement"), a Swiss company ("Orbit"), and Morana Jovan-Embiricos, Ph.D and an agreement terminating the Consulting Agreement dated July 24, 2013. The Orbit Agreement is effective as of January 22, 2014 and will continue in effect until December 31, 2014 or until the earlier termination thereof in accordance with its terms (the "Term"). Pursuant to the Orbit Agreement, Orbit has agreed to provide financial and strategic consulting services as may be requested by the Company, and such other consulting services as may be reasonably requested by the Company, from time to time during the Term. The Company agreed to pay Orbit an aggregate consulting fee in cash of $400,000 in four equal installments of $100,000 on each of January 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. The Orbit Agreement contains customary provisions, applicable to both Orbit and Dr. Jovan-Embiricos, as Orbit's representative under the Orbit Agreement, regarding the treatment of the Company's confidential information and assignment of inventions, as well as an obligation of Orbit and Dr. Jovan-Embiricos to not solicit, during the Term and for a period of one year thereafter, any person or entity engaged by the Company as an employee, customer or supplier of, or consultant or advisor to, the Company to terminate such party's relationship with the Company.

19. Subsequent Events

        Preferred Stock Offering—On February 14, 2014, the Company entered into the Series B-2 Purchase Agreement, pursuant to which the Company may raise up to approximately $40.2 million through the issuance of (1) up to 655,000 Series B-2 Shares, par value $.0001 per share, and (2) warrants to acquire up to 1,637,500 shares of its common stock, at an exercise price of $6.142 per share.

        Shares of the Company's Series B-2 convertible preferred stock (the "Series B-2") are convertible, in whole or in part, at the option of the holder at any time into shares of common stock, on a ten-for-one basis at an initial effective conversion price of $6.142 per share. Holders of shares of Series B-2 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series B-2. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, including upon mandatory conversion of the Series B upon the Company's common stock becoming listed for trading on a national stock exchange. The holders of shares of Series B-2 are also entitled to dividends declared or paid on any shares of common stock.

        The Series B-2 Shares rank senior in payment to any other dividends payable on any and all series of preferred stock and upon liquidation, or an event of sale, each share of Series B-2 shall rank equally with each other share of Series B-2 and New Series B, senior to all shares of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 and senior to all shares of common stock. In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series B-2 are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment in respect of a liquidation, or event of sale, to the holders of Series B shall consist of one and a half time (1.5) times the original issuance price of $61.42, plus all accrued but unpaid dividends.

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

19. Subsequent Events (Continued)

        On February 14, 2014, February 19, 2014 and February 24, 2014, the Company consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate proceeds to the Company of approximately $25.6 million, the Company issued an aggregate of 417,615 Series B-2 Shares and warrants to purchase up to a total of 1,044,039 shares of our common stock.

        Each share of Series B-2 has the right to that number of votes per share as is equal to the number shares of common stock into which such share of Series B-2 is then convertible.

        The warrants issuable pursuant to the Purchase Agreement are exercisable at any time prior to the fifth anniversary of their issuance.

        The issuance on February 14, 2014, February 19, 2014 and February 24, 2014, of the Series B-2 and accompanying warrants under the Purchase Agreement resulted in an additional adjustment to the Conversion Price of the Series A-1, Series A-2 and Series A-3. As a result of the Anti-Dilution Adjustment, the effective conversion price of each share of Series A-1, Series A-2 and Series A-3 was reduced from $7.627 to $7.464. Accordingly, each share of Series A-1, Series A-2 and Series A-3 is currently convertible into 10.908 shares of common stock.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Limitations on Effectiveness of Controls and Procedures

        In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth the name, age and position of each of our executive officers and directors as of January 31, 2014.

Name	Age	Position
Robert E. Ward	56	President, Chief Executive Officer and Director
B. Nicholas Harvey	53	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Gary Hattersley, Ph.D.	47	Senior Vice President, Chief Scientific Officer
John Yates, M.D	57	Chief Medical Officer
Gregory Williams, Ph.D.	54	Chief Development Officer
Alan H. Auerbach(2)(3)	44	Director
Ansbert K. Gadicke, M.D.(2)(3)	55	Director
Kurt C. Graves(2)(3)	46	Chairman of the Board
Owen Hughes(1)	39	Director
Morana Jovan-Embiricos Ph.D.(3)	47	Director
Martin Münchbach, Ph.D.(1)	43	Director
Elizabeth Stoner, M.D.(1)	63	Director

(1)
Member of the audit committee.

(2)
Member of the nominating and corporate governance committee.

(3)
Member of the compensation committee.

        Robert E. Ward has served as our President and Chief Executive Officer and as a member of our board of directors since December 2013. Prior to joining Radius, Mr. Ward was Vice President for Strategy and External Alliances for the New Opportunities iMed of AstraZeneca ("AZ"), a biopharmaceutical company, from 2011 to 2013. In addition, he served as Co-Chair of the Joint Development Committees in AZ's drug development partnerships with Alcon and Galderma. Prior to AstraZeneca, from 2010 to 2011, Mr. Ward was the Managing Director of Harriman Biopartners, LLC, a biopharmaceutical company, and from 2006 to 2010 he was the Vice President of Corporate Development for NPS Pharmaceuticals. Mr. Ward received a B.A. in Biology and a B.S. in Physiological Psychology, both from the University of California, Santa Barbara; an M.S. in Management from the New Jersey Institute of Technology; and an M.A. in Immunology from The Johns Hopkins University School of Medicine. We believe Mr. Ward is qualified to serve as a member of our board of directors because of his role with us and his extensive operational knowledge of, and executive level management experience in, the global biopharmaceutical industry.

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

        Gary Hattersley, Ph.D., has served as our Senior Vice President of Preclinical Development from December 2011 to December 2013 and as our Chief Scientific Officer since January 2014. He served as our Vice President of Biology from May 2011 to December 2011, and served in the same capacity at the Former Operating Company from April 2008 until the Merger. He also served in the Former

Operating Company as Senior Director of Research from 2006 to 2008 and as Director of Disease Biology & Pharmacology from 2003 to 2006. Dr. Hattersley received a Ph.D. in Experimental Pathology from St. George's Hospital Medical School.

        John Yates, M.D., has served as our Chief Medical Officer since January 2014. Prior to joining Radius, from 2004 to 2007, Dr. Yates served as President of Global Research and Development for Takeda Pharmaceuticals. Prior to that, Dr. Yates served in roles of increasing responsibility at Merck from 1990 to 2003 and was Vice President of Medical and Scientific Affairs for his latter three years with the company. Dr. Yates received M.B., Ch.B. and M.D. degrees from Sheffield University Medical School, in Sheffield, UK.

        Gregory Williams, Ph.D., has served as our Chief Development Officer since January 2014. Prior to joining Radius, Dr. Williams was Vice President of Regulatory Affairs, Global Product and Clinical Development, and Program Management with The Medicines Company, a biopharmaceutical company, from 2006 to 2013. He was Vice President of Regulatory Affairs, Regulatory Compliance and Program Management for NPS Pharmaceuticals from 2004 to 2006. Dr. Williams has a Ph.D. in Biopharmaceutics from Rutgers University and an M.B.A. from Cornell University.

        Alan H. Auerbach has served on our board of directors since May 2011 and served as a member of the board of directors of the Former Operating Company from October 2010 until the Merger. Mr. Auerbach is currently the Founder, Chief Executive Officer, President and Chairman of the Board of Puma Biotechnology, Inc., a company dedicated to in-licensing and developing drugs for the treatment of cancer and founded in 2010. Previously, Mr. Auerbach founded Cougar Biotechnology in May 2003 and served as the company's Chief Executive Officer, President and as a member of its board of directors until July 2009. From July 2009 until January 2010, Mr. Auerbach served as the Co-Chairman of the Integration Steering Committee at Cougar (as part of Johnson & Johnson). Mr. Auerbach received a B.S. in Biomedical Engineering from Boston University and an M.S. in Biomedical Engineering from the University of Southern California. We believe Mr. Auerbach is qualified to serve as a member of our board of directors because of his business and professional experience, including his leadership of Cougar Biotechnology in drug development, private and public financings and a successful sale of the business.

        Ansbert K. Gadicke, M.D. has served on our board of directors since May 2011 and served as a member of the board of directors of the Former Operating Company from November 2003 until the Merger. Dr. Gadicke has been the Co-Founder and Managing Director of MPM Capital, a venture capital firm, since August 1996. Dr. Gadicke received an M.D. from J.W. Goethe University in Frankfurt. Dr. Gadicke is a director of OSS Healthcare, Inc., Sideris Pharmaceuticals, Inc., RWHD, Inc. and Mitokyne, Inc. He served on the board of directors of Verastem, Inc. from 2010 to 2012, Idenix Pharmaceuticals, Inc. from 1998 to 2005, BioMarin Pharmaceuticals, Inc. from 1997 to 2001, Pharmasset, Inc. from 1999 to 2007 and PharmAthene, Inc. from 2004 to 2007. We believe Dr. Gadicke is qualified to serve as a member of our board of directors because of his business and professional experience.

        Kurt C. Graves has served on our board of directors since May 2011 and as Chairman of our board of directors since November 2011. Mr. Graves has been the Chairman, President and Chief Executive Officer of Intarcia Therapeutics, a biotechnology company, since April 2012. Mr. Graves served as Executive Chairman of Biolex Therapeutics, a biotechnology company, from November 2010 to March 2012, and served as Executive Chairman of Intarcia Therapeutics from August 2010 to April 2012. Previously, he served as Executive Vice President, Chief Commercial Officer and Head of Strategic Development at Vertex Pharmaceuticals Inc. from July 2007 to October 2009. Prior to joining Vertex, Mr. Graves held various leadership positions at Novartis pharmaceuticals from 1999 to June 2007. He was also the first Chief Marketing Officer for the Pharmaceuticals division from September 2003 to June 2007. He currently serves as a director of Intarcia Therapeutics, Pulmatrix Therapeutics and Achillion Pharmaceuticals. He served on the board of directors of Biolex Therapeutics and Springleaf Therapeutics from 2010 to 2012. Mr. Graves received a B.S. in Biology from Hillsdale College. We believe Mr. Graves is qualified to serve as a member of our board of directors because of his extensive business and professional experience.

        Owen Hughes has served on our board of directors since April 2013. He has served as the Chief Business Officer and Head of Corporate Development at Intarcia Therapeutics, Inc. since 2013. Prior to Intarcia, he served as a Director at Brookside Capital, a hedge fund under the Bain Capital umbrella, managing public and private healthcare investments from 2008 to 2013. Mr. Hughes has served as a Senior Portfolio Manager at Pyramis Global Advisors from 2006 to 2008, co-founder and partner at Triathlon Fund Management from 2003 to 2006, an Investment Associate at Ziff Brothers Investments from 2001 to 2003; and an Assistant Vice President at Morgan Stanley/Merrill Lynch from 1998 to 2001. He earned a bachelor of arts from Dartmouth College. We believe Mr. Hughes is qualified to serve as a member of our board of directors because of his extensive business and professional experience.

        Morana Jovan-Embiricos, Ph.D. has served on our board of directors since April 2013. From 2003 to 2010, Dr. Jovan-Embiricos launched and served as the Managing Partner of F2 Ventures, a biotech venture capital fund, and then launched F3 Ventures in 2010, where she serves a Managing Partner. Dr. Jovan-Embiricos was a Post-Doctoral Fellow at Harvard University. She received her Ph.D. in Biophysical Chemistry from the University of Cambridge. We believe Dr. Jovan-Embiricos is qualified to serve as a member of our board of directors because of her extensive business and professional experience.

        Martin Münchbach, Ph.D. has served on our board of directors since May 2011. Dr. Münchbach has managed BB Biotech Ventures II, a venture capital fund, since he launched it in 2004. Dr. Münchbach received a Ph.D. in Protein Chemistry, a M.Sc. in Biochemistry and a Master in Industrial Engineering and Management from the Swiss Federal Institute of Technology (ETH). Dr. Münchbach currently serves on the board of directors of Atlas Genetics LTD, BioVascular Inc., Opsana Therapeutics Ltd, Sonetik AG and Tioga Pharmaceuticals Inc, and he served as a director of Optimer Pharmaceuticals, Inc. from 2005 to 2008. We believe Dr. Münchbach is qualified to serve on our board of directors because of his extensive business and professional experience.

        Elizabeth Stoner, M.D. has served on our board of directors since May 2011. Dr. Stoner has been a Managing Director at MPM Capital since October 2007. Dr. Stoner has been the Chief Development Officer of Rhythm Pharmaceuticals, a biotechnology company, since 2010. Prior to joining MPM Capital, Dr. Stoner served in various roles, most recently as Senior Vice President of Global Clinical Development Operations at Merck Research Laboratories, since 1985. Dr. Stoner currently serves as a director of Momenta Pharmaceuticals Inc., and she served as a director of Metabasis Therapeutics, Inc. from 2009 to 2010. Dr. Stoner received an M.D. from Albert Einstein College of Medicine, an M.S. in Chemistry from the State University of New York at Stony Brook and a B.S. in Chemistry from Ottawa University, Kansas. We believe Dr. Stoner is qualified to serve on our board of directors because of her knowledge and expertise in the development of pharmaceutical products.

  Terms of Office; Voting Arrangements as to Directors

        Our board of directors currently consists of eight members, all of whom were elected as directors pursuant to the board composition provisions of our stockholders' agreement among us and our stockholders. Our directors and officers have been elected for a one-year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal in accordance with our bylaws.

        Pursuant to a stockholders' agreement and our certificate of incorporation:

  (i)
  for so long as any shares of series A-1 preferred stock are outstanding, the holders of a majority of the shares of series A-1 preferred stock outstanding, voting as a separate class, shall have the right to elect two (2) members of the board of directors;

  (ii)
  Oxford Bioscience Partners IV L.P. (together with Saints Capital VI, L.P. and their respective affiliates and certain transferees), HealthCare Ventures VII, L.P. (together with its affiliates and certain transferees) and The Wellcome Trust Limited as trustee of The Wellcome Trust (together with its affiliates and certain transferees) (collectively, the G3 Holders and individually, each a Group) voting as a separate class shall have the right to elect one (1) member of the board of directors of the Corporation designated by the holders of at least 70% of the shares of series B preferred stock and series B-2 preferred stock, voting together as a single class; and

  (iii)
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

        The current members of the audit committee are Martin Münchbach, Owen Hughes and Elizabeth Stoner. Dr. Münchbach serves as the chairman of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. Our board of directors has determined that Dr. Münchbach is an "audit committee financial expert" as defined under the applicable rules of the SEC.

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

        The members of the compensation committee are Alan H. Auerbach, Ansbert K. Gadicke, Kurt C. Graves and Dr. Morana Jovan-Embiricos. Dr. Gadicke serves as the chairman of the committee.

Nominating and Corporate Governance Committee

        The nominating and corporate governance committee is responsible for:

  •
  making recommendations to our board of directors regarding candidates for directorships and the composition of our board of directors;

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during, and with respect to, the fiscal year ended December 31, 2013, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION.

2013 Summary Compensation Table

        The following table summarizes all compensation earned by our President and Chief Executive Officer and our two most highly compensated executive officers for the year ended December 31, 2013 (collectively, the named executive officers).

Name and Principal Position	Year	Salary ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)(8)	All Other Compensation ($)(9)	Total ($)
Robert E. Ward,	2013	18,750	—	—	—	18,750
President and Chief Executive Officer(1)
C. Richard Lyttle,	2013	—	—	—	30,000	30,000
Former President and Chief Executive Officer(2)	2012	190,165	—	64,961	30,714	285,840
Andrew J. Fromkin,	2013	28,409	4,974,166	—	18,015	5,020,590
Former President and Chief Executive Officer(3)
Michael S. Wyzga,	2013	437,500	—	—	94,704	532,204
Former President and Chief Executive Officer(4)	2012	500,000	—	150,000	1,032	651,032
Louis Brenner,	2013	330,000	—	—	240	330,240
Former Chief Medical Officer(5)	2012	330,000	—	99,000	300	429,300
B. Nicholas Harvey,	2013	296,159	—	—	1,305	297,464
Treasurer and Chief Financial Officer	2012	296,159	—	59,232	1,305	356,696

(1)
Mr. Ward became our President and Chief Executive Officer on December 16, 2013.

(2)
Dr. Lyttle served as our interim President and Chief Executive Officer from November 26, 2013 to December 16, 2013. Dr. Lyttle also served as our Chief Scientific Officer from December 2011 to June 2012 and has served as the Chairman of our Scientific Advisory Board since February 2012.

(3)
Mr. Fromkin served as our President and Chief Executive Officer from November 12, 2013 to November 29, 2013.

(4)
Mr. Wyzga served as our President and Chief Executive Officer from December 5, 2011 to November 11, 2013.

(5)
Dr. Brenner served as our Senior Vice President and Chief Medical Officer from November 2011 to January 2, 2014.

(6)
The amount reported for Mr. Fromkin represents the aggregate grant date fair value of awards of stock options granted during the year computed in accordance with FASB ASC 718. For additional information, including information regarding the assumptions used when valuing the awards, refer to note 14 to our financial statements included elsewhere in this report. Mr. Fromkin forfeited these awards upon his resignation on November 29, 2013.

(7)
Represents bonus amounts earned under our annual performance-based cash bonus program.

(8)
Bonus amounts earned for the year ended December 31, 2013 were not calculable as of the latest practical date prior to the preparation of this report. The board of directors intends to make final determinations with respect to the year ended December 31, 2013 bonuses no later than June 30, 2014. In accordance with applicable SEC rules, we will disclose the bonus amounts when they have been determined.

(9)
Except for Mr. Wyzga, Dr. Lyttle and Mr. Fromkin in 2013, all amounts are attributable to life insurance premiums paid by us. The 2013 amount for Mr. Wyzga includes $860 attributable to life insurance premiums paid by us, $2,748 for medical and dental insurance premium reimbursements made in connection with his resignation as our employee and $91,096 in severance and accrued vacation payments made to Mr. Wyzga under the terms of his separation and release agreement. The 2013 amount for Dr. Lyttle represents fees earned due to Dr. Lyttle's service as the Chairman of our Scientific Advisory Board. The 2013 amount for Mr. Fromkin includes $18,000 for reimbursement of legal expenses incurred in the negotiation of his employment agreement.

Narrative Disclosure to Summary Compensation Table

        We do not currently have any formal policy for determining the compensation of executive officers. Base salaries for our named executive officers have been established through arm's-length negotiation at the time an executive was hired. The compensation committee of our board of directors annually reviews and evaluates, with input from our President and Chief Executive Officer, the need for adjustment of the base salaries of named executive officers based on changes and expected changes in the scope of an executive's responsibilities, including promotions, the individual contributions made by and performance of the executive during the prior fiscal year, the executive's performance over a period of years, overall labor market conditions, the relative ease or difficulty of replacing the executive with a well-qualified person, our overall growth and development as a company and general salary trends in our industry.

        Each named executive officer is eligible to receive an annual performance-based cash bonus, in an amount up to a fixed percentage of his base salary. At the beginning of each year, our compensation committee develops, with input from our President and Chief Executive Officer, a list of goals for the year that are used as a guideline to assess the annual performance of the named executive officers. As soon as practical after the year is completed, the board reviews actual performance against the stated goals and determines subjectively what it believes to be the appropriate level of cash bonus, if any, for the named executive officers.

        Each of the named executive officers in office as of January 31, 2014 is an at-will employee and eligible for discretionary bonus and equity incentive awards with certain severance rights discussed further below. The named executive officers have the following target bonus percentages:

  •
  Mr. Ward—50%

  •
  Mr. Wyzga—50%

  •
  Dr. Brenner—30%

  •
  Mr. Harvey—30%

        Mr. Fromkin, Dr. Lyttle and Mr. Ward were not eligible to receive 2013 bonuses due to the short terms of employment with us during 2013.

        For 2013, each named executive officer, with the exception of Mr. Fromkin, Dr. Lyttle and Mr. Ward, had the opportunity to achieve a bonus equal to the named executive officer's respective target bonus (prorated for any partial year of employment) by achievement of individual performance goals, with the compensation committee reserving the right to award amounts in excess of target bonus on a discretionary basis. The individual goals for 2013 were of different weighted importance and included completion of certain financing and public offering objectives, completion of organizational objectives and the implementation and successful execution of various elements related to the preclinical studies and clinical trials for our products, including the Phase 3 study for our

Abaloparatide-SC product. The compensation committee has not yet convened to consider each named executive officer's performance against the goals and determine the bonus amounts to be awarded for 2013. The board of directors intends to make final determinations with respect to the fiscal 2013 bonuses no later than June 30, 2014.

        In November 2013, we granted an option to purchase 2,427,133 shares of our common stock to Mr. Fromkin following his commencement of employment; which option was forfeited on November 29, 2013, upon Mr. Fromkin's resignation.

Employment, Severance and Change in Control Arrangements

Robert E. Ward

        On December 16, 2013, we entered into an employment agreement with Mr. Ward, pursuant to which Mr. Ward agreed to serve as our President and Chief Executive Officer effective December 16, 2013. The agreement provides for an initial base salary of $450,000 and the opportunity to earn an annual cash incentive award based on performance with a target value equal to 50% of Mr. Ward's annual base salary beginning in 2014. In addition, Mr. Ward will be eligible to have a one-time discretionary multiplier of up to 200% applied to his annual bonus, as determined by the Board, in the first year in which we consummate an initial public offering with gross proceeds of at least $50 million, which we refer to as a "qualified initial public offering", or a strategic partnership, collaboration or licensing transaction relating to abaloparatide that the Board determines in its discretion constitutes a significant transaction.

        Pursuant to the employment agreement, Mr. Ward is entitled to receive not later than the first meeting of our board of directors following the effective date of the employment agreement an award of a sign-on stock option for a number of shares of our common stock having an aggregate Black-Scholes value on the grant date equal to $160,000, which will vest as to 100% of the shares subject thereto on the 60th day following the grant date, subject to Mr. Ward's continued employment on such date. This option was granted to Mr. Ward on February 16, 2014.

        Mr. Ward's employment agreement also entitles him to receive not later than the first meeting of our board of directors following the effective date of the employment agreement an award of a stock option for the purchase of 1,810,262 shares of our common stock (the "Option"), which will vest as to 25% of the shares subject to the Option on the first anniversary of the effective date of the employment agreement, with the remaining shares vesting in substantially equal monthly installments over the following three years, subject to Mr. Ward's continued employment with us on the applicable vesting date. Notwithstanding the foregoing, in the event: (a) there is a qualified initial public offering during the first year of the employment term, (b) we submit a New Drug Application ("NDA") for abaloparatide with the Food and Drug Administration ("FDA") and the FDA accepts such application during the employment term, and/or (c) we obtain FDA approval for abaloparatide during the employment term, in each case, the Option will vest with respect to 25% of the shares subject to the Option, with such 25% portion taken pro rata from the unvested shares subject to the Option, and the remaining unvested shares will continue to vest as described in the previous sentence. In the event of a change in control during the employment term, 50% of the outstanding unvested shares subject to the Option as of the date of the change in control shall become fully vested. This option was granted to Mr. Ward on February 16, 2014.

        In the event Mr. Ward's employment is terminated by us without cause or due to Mr. Ward's resignation for good reason, then subject to his executing a general release of claims, Mr. Ward will be entitled to receive:

  •
  base salary continuation payments for 12 months;

  •
  payment of continued medical care premiums for up to 12 months;

  •
  any unpaid annual bonus for the year prior to the year in which his termination occurs, based upon actual performance and payable in a lump sum;

  •
  a pro-rata portion of his bonus for the performance year in which Mr. Ward's termination occurs, based on actual performance or, if the termination occurs on or before to the date upon which performance goals for the bonus are established, on Mr. Ward's target bonus, in either case, payable in a lump sum; and

  •
  25% of the shares subject to the Option granted to Mr. Ward will accelerate and Mr. Ward will have up to nine months following the termination of his employment or, if longer, up to six months following our initial public offering, to exercise the Option.

        If Mr. Ward's employment is terminated without cause or due to Mr. Ward's resignation for good reason within 24 months following a change in control, then subject to his executing a general release of claims, Mr. Ward will be entitled to receive the severance benefits described in the first three bullet points above (but with respect to the benefits described in bullets one and two above, for a period of 18 months rather than 12 months) and:

  •
  payment of his target annual bonus for the year in which termination occurs; and

  •
  accelerated vesting of all outstanding equity awards and up to nine months following the termination of his employment to exercise those awards.

C. Richard Lyttle

        On February 29, 2012, we entered into a consulting agreement with Dr. Lyttle, providing for the transition of Dr. Lyttle from our Chief Scientific Officer to the Chairman of our Scientific Advisory Board as an independent contractor, effective as of June 1, 2012. The consulting agreement provides for an annual fee of $30,000 and the continued vesting of Dr. Lyttle's outstanding options during the term of agreement.

        On November 26, 2013, we entered into a letter agreement with Dr. Lyttle pursuant to which Dr. Lyttle agreed to provide additional services as our interim President and Chief Executive Officer. As compensation for Dr. Lyttle's services as interim President and Chief Executive Officer, we agreed that if we terminate Dr. Lyttle's service relationship with us following the date of the letter agreement, each of the options to purchase shares of our common stock then held by Dr. Lyttle or by The Cecil Richard Lyttle 2012 Grantor Retained Annuity Trust will become vested and exercisable in full on the date of such termination. The letter agreement does not entitle Dr. Lyttle to receive any other compensation for his service as interim President and Chief Executive Officer. Dr. Lyttle resigned as our interim President and Chief Executive Officer on December 16, 2013 and received no payments in connection with his resignation. Dr. Lyttle continues to serve as the Chairman of our Scientific Advisory Board.

Andrew J. Fromkin

        On November 12, 2013, we entered into an employment agreement with Mr. Fromkin, pursuant to which Mr. Fromkin agreed to serve as our President and Chief Executive Officer effective November 12, 2013. The agreement provided for an annual base salary of $500,000. Mr. Fromkin's employment with the Company terminated on November 29, 2013, and he was not entitled to any separation payments in connection with his termination of employment.

Michael S. Wyzga

        On December 1, 2011, we entered into an employment letter agreement with Mr. Wyzga pursuant to which Mr. Wyzga agreed to serve as our President and Chief Executive Officer effective

December 1, 2011. The agreement provided for an annual base salary of $500,000 or such greater amount as is subsequently determined by our board of directors.

        On November 11, 2013, we entered into a Separation and Release Agreement with Mr. Wyzga. In addition, in connection with Mr. Wyzga's resignation on November 11, 2013, we also entered into a letter agreement with Mr. Wyzga, pursuant to which he agreed to provide transition advisory services to us for up to six months after his resignation.

        Pursuant to his separation agreement, Mr. Wyzga agreed to a general release of claims and we agreed to provide the severance payments contemplated by the terms of the Mr. Wyzga's employment agreement, which include payments totaling $500,000 (an amount equal to Mr. Wyzga's annual base salary as of his resignation date) to be made over the 12-month period following his resignation date in accordance with our normal payroll procedures, and payment of continued medical care premiums necessary for Mr. Wyzga to continue to participate in our group medical plan during the same 12-month period. In addition, Mr. Wyzga is eligible to receive his full calendar year 2013 discretionary cash performance bonus under our bonus program based on a target bonus amount equal to 50% of his base salary, with the actual amount of any such bonus being determined on the basis of the attainment of the applicable performance metrics, as determined by our board of directors in its sole discretion. The option held by Mr. Wyzga to purchase shares of our common stock will continue to vest while Mr. Wyzga provides services to us during the advisory period (or for six months following his resignation date if we earlier terminate Mr. Wyzga's advisory services) and will remain exercisable for three months following expiration of this period.

Louis Brenner

        On November 9, 2011, we entered into a letter employment agreement with Dr. Brenner pursuant to which Dr. Brenner commenced employment on that date and agreed to serve as our Chief Medical Officer effective December 1, 2011. The letter agreement provided for an initial base salary of $330,000 and the opportunity to earn an annual cash incentive award based on performance with a target value equal to 30% of Dr. Brenner's annual base salary, prorated for any partial year of employment.

        Dr. Brenner resigned his employment with us on January 2, 2014. In connection with his resignation, we entered into a Separation and Release Agreement with Dr. Brenner. Pursuant to the agreement, Dr. Brenner agreed to a general release of claims and we agreed to provide the severance payments contemplated by the terms of Dr. Brenner's employment letter agreement, which included payments totaling $247,500 (an amount equal to nine months of Dr. Brenner's annual base salary as of his resignation date) to be made over the nine-month period following his resignation date in accordance with our normal payroll procedures, and payment of continued medical care premiums necessary for Dr. Brenner to continue to participate in our group medical plan during the same nine-month period.

B. Nicholas Harvey

        On November 15, 2006, we entered into an employment agreement with Mr. Harvey pursuant to which he agreed to serve as our Senior Vice President and Chief Financial Officer. The agreement provides for an initial base salary of $250,000 and the opportunity to earn an annual cash incentive award based on performance with a target value equal to 30% of Mr. Harvey's annual base salary.

        Mr. Harvey's agreement also provides that if his employment is terminated without cause or he resigns with good reason, he will receive six months' salary in severance payments, payable in accordance with the payroll practice then in effect, and the continuation of health insurance at no cost to him for six months and all options which would have vested in the six months following such termination shall become immediately exercisable. If our company is acquired, 50% of his then unvested options will become immediately vested and exercisable.

Transaction Bonus Plan

        We have adopted a 2013 Employee Bonus Plan, or the Bonus Plan, to encourage certain employees of the Company, including certain of the Company's executive officers, to focus their attention and efforts on the financial and operational goals of the Company, with the purpose of compensating the employees at the time of, and in connection with, the sale of the Company to a third party. The Bonus Plan provides that upon the consummation of an "event of sale," as defined in the Company's certificate of incorporation, each participating employee under the Bonus Plan who is then employed by the Company or was terminated without cause, died or was terminated due to disability within three months prior to the event of sale will receive a bonus payment from the Company equal to the employee's pro rata portion of a bonus pool amount equal to 6.5% of the total amount otherwise payable to all holders of shares of capital stock of the Company in connection with the event of sale. The pro rata portion of the Bonus Pool payable to each participating employee is generally based on the employee's percentage of all shares of the Company's common stock and securities convertible into shares of the Company's common stock (other than preferred stock) held by all participating employees. Payments made to any participating employee under the Bonus Plan are made after deducting the aggregate value of all proceeds otherwise legally available for distribution to the employee as a result of the event of sale in respect of any shares of the Company's common stock or securities convertible into shares of the Company's common stock held by the employee at the time of the event of sale.

        The Bonus Plan will terminate upon the earliest to occur of (a) an underwritten public offering of our common stock, (b) the listing of our common stock for trading on a national securities exchange and (c) December 31, 2014, unless the termination date is extended with the unanimous approval of our board of directors. The terms and provisions of the Bonus Plan may be amended, and the Bonus Plan may be terminated, prior to an event of sale by our board of directors or a committee thereof, provided that the percentage used in calculating the aggregate bonus pool amount may only be increased with the unanimous approval of our board of directors.

Retirement Plans

        We maintain a defined contribution retirement plan which is tax-qualified under Section 401(k) of the Internal Revenue Code. The plan allows participants to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. Our named executive officers are eligible to participate in our 401(k) plan on the same basis as all employees generally. During 2013, we did not provide matching or profit sharing contributions to the plan for any employees.

Outstanding Equity Awards at 2013 Fiscal Year End

        The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price	Option Expiration Date
Robert E. Ward	—	—		—		—	—
C. Richard Lyttle	108,332	—		—		$1.50	10/28/14
	91,845	—		—		$0.90	7/12/17
	202,672	—		—		$1.20	5/8/18
	86,376	—		—		$1.20	12/3/18
	156,346	121,601	(1)	—		$3.22	11/6/21
Andrew J. Fromkin	—	—		—		—	—
Michael S. Wyzga	765,000	765,000	(2)	—		$3.89	12/14/21
Louis Brenner	175,700	175,700	(3)	—		$3.89	12/14/21
	—	—		62,700	(4)	$3.89	12/14/21
B. Nicholas Harvey	53,389	—				$0.90	7/12/17
	63,335	—				$1.20	5/8/18
	26,992	—				$1.20	12/3/18
	48,859	37,999	(5)			$3.22	11/6/21

(1)
This stock option vested as to 6.25% of the underlying shares on October 1, 2011 and as to 6.25% of such shares on the first day of each calendar quarter thereafter. The option will vest in full if we terminate Dr. Lyttle's service relationship with us.

(2)
This stock option vests as to 25% of the underlying shares on December 5, 2012 and as to 6.25% of such shares on the first day of each calendar quarter thereafter. This option will continue to vest based upon their original vesting terms while Mr. Wyzga provides advisory services to us (or for six months following his resignation date if we earlier terminate Mr. Wyzga's advisory services) during the Advisory Period (described above) and will remain exercisable for three months following expiration of this period.

(3)
This stock option vested as to 25% of the underlying shares on November 9, 2012 and as to 6.25% of such shares on the first day of each calendar quarter thereafter.

(4)
This stock option vests, if at all, upon the date that the board of directors resolves that an NDA for our Abaloparatide-SC product has been submitted to the FDA on or prior to a specified date.

(5)
This stock option vests as to 6.25% of the underlying shares on October 1, 2011 and as to 6.25% of such shares on the first day of each calendar quarter thereafter.

2013 Director Compensation

        The following table summarizes the compensation earned by our non-employee directors during 2013. No director who is also an employee receives additional compensation for providing director services. Historically, we have not had any formal policy governing the compensation of directors, instead negotiating compensation for individual directors at the time they commence providing services. Mr. Graves, Mr. Hughes and Mr. Auerbach each receive an annual cash retainer of $7,500 and a meeting fee of $1,500 per board or committee meeting attended. None of our other directors receive cash compensation for providing director services to us.

        During 2013, we did not grant equity-based awards as compensation to any of our non-employee directors.

Director Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Alan H. Auerbach(1)	7,500	—		7,500
Ansbert K. Gadicke, M.D.(2)	—	—		—
Kurt C. Graves(3)	15,000	—		15,000
Owen Hughes(4)	6,500	—		6,500
Morana Jovan-Embiricos, Ph.D.(5)	—	160,000	(8)	160,000
Martin Münchbach, Ph.D.(6)	—	—		—
Elizabeth Stoner, M.D.(7)	—	—		—

(1)
As of December 31, 2013, Mr. Auerbach held no stock awards and options to purchase 256,666 shares of our common stock.

(2)
As of December 31, 2013, Dr. Gadicke held no stock awards or option awards.

(3)
As of December 31, 2013, Mr. Graves held no stock awards and options to purchase 256,666 shares of our common stock.

(4)
As of December 31, 2013, Mr. Hughes held no stock awards or option awards.

(5)
As of December 31, 2013, Dr. Jovan-Embiricos held no stock awards or option awards.

(6)
As of December 31, 2013, Dr. Münchbach held no stock awards or option awards.

(7)
As of December 31, 2013, Dr. Stoner held no stock awards and options to purchase 60,000 shares of our common stock.

(8)
Represents consulting fees paid to Dr. Jovan-Embiricos in 2013. For additional information, see "Certain Relationships and Related Party Transactions, and Director Independence—Transactions with Director" below.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding beneficial ownership of our common stock as of February 19, 2014 by: (i) each person known by the Company to be the beneficial owner calculated in accordance with Rule 13d-3(d)(1) promulgated under the Exchange Act of more than 5% of the outstanding shares of common stock; (ii) each director and named executive officer of the Company; and (iii) all officers and directors as a group. Unless otherwise stated in the table or its footnotes, the person and entities listed below have the sole voting power and investment power with respect to the shares set forth next to one's name. Unless otherwise noted, the address of each stockholder below is c/o Radius Health, Inc., 201 Broadway, 6th Floor, Cambridge, MA 02139.

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
Robert Ward (Chief Executive Officer, President and Director)	97,199	(2)	Common Stock	10.0%
			Converted Common Stock		0.2%
B. Nicholas Harvey (Senior Vice President, Chief Financial Officer, Treasurer and Secretary)	233,432	(3)	Common Stock	21.6%
			Converted Common Stock		0.5%
Michael S. Wyzga	956,250	(6)	Common Stock	52.1%
			Converted Common Stock		2.1%
C. Richard Lyttle, Ph.D.	746,983	(7)	Common Stock	47.9%
			Converted Common Stock		1.6%
Andrew J. Fromkin	—	(4)	Common Stock	0.0%
			Converted Common Stock		0.0%
Louis Brenner	197,662	(5)	Common Stock	18.4%
			Converted Common Stock		0.4%
Ansbert K. Gadicke, M.D. (Director)	11,193,756	(8)	Common Stock	92.7%
	162,813	(9)	Series B Preferred Stock	23.2%
	384,261	(10)	Series A-1 Preferred Stock	40.9%
	402,115	(11)	Series A-2 Preferred Stock	40.9%
	53,331	(12)	Series A-3 Preferred Stock	37.5%
			Converted Common Stock		24.6%
Alan H. Auerbach (Director)	256,666	(13)	Common Stock	22.6%
			Converted Common Stock		0.6%
Kurt C. Graves (Director)	235,278	(14)	Common Stock	21.1%
			Converted Common Stock		0.5%
Owen Hughes (Director)	—	(15)	Common Stock	0.0%
			Converted Common Stock		0.0%
Morana Jovan-Embiricos, Ph.D. (Director)	8,303,476	(16)	Common Stock	90.4%
	338,651		Series B-2 Preferred Stock	81.4%
	325,627		Series B Preferred Stock	46.4%
			Converted Common Stock		18.3%

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
Martin Münchbach, Ph.D. (Director)	2,628,692	(17)	Common Stock	74.9%
	12,211	(18)	Series B-2 Preferred Stock	2.9%
	32,563	(19)	Series B Preferred Stock	4.6%
	84,536	(20)	Series A-1 Preferred Stock	9.0%
	105,162	(21)	Series A-2 Preferred Stock	10.7%
			Converted Common Stock		5.8%
Elizabeth Stoner, M.D. (Director)	55,000	(22)	Common Stock	5.9%
			Converted Common Stock		0.1%
Entities affiliated with MPM
Capital	11,193,756	(23)	Common Stock	92.7%
200 Clarendon St.,	162,813	(24)	Series B Preferred Stock	23.2%
54th Fl. Boston, MA 02116	384,261	(25)	Series A-1 Preferred Stock	40.9%
	402,115	(26)	Series A-2 Preferred Stock	40.9%
	53,331	(27)	Series A-3 Preferred Stock	37.5%
			Converted Common Stock		24.6%
The Wellcome Trust Limited as
trustee of The Wellcome Trust	3,129,090	(28)	Common Stock	78.1%
215 Euston Road	76,566	(29)	Series A-1 Preferred Stock	8.1%
London NW1 2BE	210,325		Series A-2 Preferred Stock	21.4%
England			Converted Common Stock		6.9%
Entities affiliated with F2 Bioscience	8,303,476	(16)	Common Stock	90.4%
	338,651		Series B-2 Preferred Stock	81.4%
	325,627		Series B Preferred Stock	46.4%
			Converted Common Stock		18.3%
HealthCare Ventures VII, L.P.	2,492,380	(31)	Common Stock	75.8%
47 Thorndike Street	58,953	(32)	Series A-1 Preferred Stock	6.3%
Suite B1-1	98,278		Series A-2 Preferred Stock	10.0%
Cambridge, MA 02141	63,663		Series A-3 Preferred Stock	44.8%
			Converted Common Stock		5.5%
Entities affiliated with Saints Capital	2,023,041	(33)	Common Stock	70.1%
475 Sansome Street	49,127	(34)	Series A-1 Preferred Stock	5.2%
Suite 1850	109,718	(35)	Series A-2 Preferred Stock	11.2%
San Francisco, CA 94111	25,233	(36)	Series A-3 Preferred	17.7%
			Converted Common Stock		4.5%
BB Biotech Ventures II, L.P.	2,628,692	(37)	Common Stock	74.9%
Traflagar Court	12,211		Series B-2 Preferred Stock	2.9%
Les Banques	32,563		Series B Preferred Stock	4.6%
St. Peter Port	84,536	(38)	Series A-1 Preferred Stock	9.0%
Guernsey	105,162		Series A-2 Preferred Stock	10.7%
Channel Islands			Converted Common Stock		5.8%
GY1 3QL
Entities affiliated with Oxford Bioscience Partners	1,471,895	(39)	Common Stock	62.6%
222 Berkley Street	109,718	(40)	Series A-2 Preferred Stock	11.2%
Suite 1650	25,233	(41)	Series A-3 Preferred Stock	17.7%
Boston, MA 02116			Converted Common Stock		3.2%

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
Healthcare Private Equity Limited Partnership	834,399	(42)	Common Stock	48.7%
Edinburgh One	20,416		Series A-1 Preferred Stock	2.2%
Morrison Street	56,086		Series A-2 Preferred Stock	5.7%
Edinburgh EH3 8BE			Converted Common		1.8%
U.K.
Brookside Capital Partners Fund, L.P.	2,357,173	(43)	Common Stock	72.8%
c/o Bain Capital, LLC	81,407		Series B Preferred Stock	11.6%
John Hancock Tower	122,820		Series A-1 Preferred Stock	13.1%
200 Clarendon Street			Converted Common Stock		5.2%
Boston, MA 02116
Biotech Growth N.V.	3,374,748	(44)	Common Stock	79.3%
Asset Management BAB N.V.	65,125		Series B-2 Preferred Stock	15.7%
Ara Hill Top Building,	97,688		Series B Preferred Stock	13.9%
Unit A-5	122,820		Series A-1 Preferred Stock	13.1%
Pletterijweg Oost 1			Converted Common Stock		7.4%
Curaçao, Dutch Caribbean
Ipsen Pharma SAS	188,972	(45)	Common Stock	17.7%
65, quai Georges Gorse	17,326		Series A-1 Preferred Stock	1.8%
92100 Boulogne Billancourt			Converted Common Stock		0.4%
France
Stavros C. Manolagas	91,040		Common Stock	10.4%
35 River Ridge Circle			Converted Common Stock		0.2%
Little Rock, AR 72227
Nordic Bioscience	5,025,540	(46)	Common Stock	85.1%
Herlev Hovedgade 207	6,443		Series A-5 Preferred Stock	100.0%
2730 Herlev	496,111		Series A-6 Preferred Stock	100.0%
Denmark			Converted Common Stock		11.1%
General Electric Capital Corporation	66,968	(47)	Common Stock	7.1%
	6,140		Series A-1 Preferred Stock	0.7%
			Converted Common Stock		0.1%
Oxford Finance LLC	66,968	(48)	Common Stock	7.1%
133 N. Fairfax Street	6,140		Series A-1 Preferred Stock	0.7%
Alexandria, VA 22314			Converted Common Stock		0.1%
Louis O'Dea	193,087		Common Stock	22.0%
566 Main Street			Converted Common Stock		0.4%
Hingham, MA 02043
Michael Rosenblatt	44,803		Common Stock	5.1%
130 Lake Ave			Converted Common Stock		0.1%
Newton, MA 02459

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
John Katzenellenbogen Trust	56,065	(49)	Common Stock	6.4%
704 West Pennsylvania Avenue			Converted Common Stock		0.1%
Urbana, Illinois 61801
Chris Miller	63,853		Common Stock	7.3%
11 Edgar Walker Court			Converted Common Stock		0.1%
Hingham, MA 02043
John Thomas Potts, Jr.	92,281	(50)	Common Stock	10.4%
Massachusetts General Hospital			Converted Common Stock		0.2%
149 13th Street, MC 1494005
Charlestown, MA 02129-2000
Raymond F. Schinazi	50,318	(51)	Common Stock	5.4%
1860 Montreal Road	1,067		Series B Preferred Stock	0.2%
Tucker, GA 30084	1,487		Series A-1 Preferred Stock	0.2%
	1,524		Series A-2 Preferred Stock	0.2%
	414		Series A-4 Preferred Stock	10.4%
			Converted Common Stock		0.1%
All Officers and Directors as a group (14 individuals)	23,104,712		Common Stock	96.5%
			Converted Common Stock		50.8%

(1)
(a)  Because shares of preferred stock vote together with common stock on an as-converted basis the percentages of beneficial ownership reported in this column do not reflect the beneficial owner's fully-diluted voting percentage of our outstanding capital stock. See Note (1)(b). Because each stockholder of the Company is a party to certain agreements with the other stockholders of the Company, which agreements contain, among other things, certain voting agreements and limitations on the sale of their shares of common stock, each stockholder of the Company may be deemed to be a member of a "group," within the meaning of Section 13(d)(3) of the Exchange Act. The percentages of beneficial ownership presented in this column are calculated in accordance with Rule 13d-3(d)(1) promulgated under the Exchange Act, excluding in the case of each beneficial owner, the shares held by any other beneficial owner, as to which each beneficial owner disclaims beneficial ownership.

(1)
(b)  A more accurate reflection of each beneficial owner's fully-diluted voting percentage is their percentage of the preferred stock and the common stock voting together as a single class, assuming the conversion of all issued and outstanding shares of preferred stock and the exercise of all outstanding stock options and warrants exercisable within 60 days after February 19, 2014 (the "Converted Common Stock"). For purposes of this calculation, the Company has assumed that each share of the series B-2 convertible preferred stock converts into ten shares of common stock. In order to provide accurate disclosure of the relevant beneficial ownership percentage of each beneficial owner included in this table we have set forth each such beneficial owner's fully-diluted ownership percentage (calculated in accordance with Rule 13d-3 of the Exchange Act) of the Converted Common Stock in this column. See Note (1)(a).

(2)
Consists of 97,199 options to purchase our common stock anticipated to be exercisable within 60 days after February 19, 2014.

(3)
Includes 203,432 options to purchase our common stock anticipated to be exercisable within 60 days after February 19, 2014 and 30,000 shares of our common stock.

(4)
No options to purchase our common stock are anticipated to be exercisable within 60 days after February 19, 2014.

(5)
Consists of 197,662 options to purchase our common stock anticipated to be exercisable within 60 days of February 19, 2014.

(6)
Consists of 956,250 options to purchase our common stock anticipated to be exercisable within 60 days after February 19, 2014.

(7)
Includes 680,317 options to purchase our common stock anticipated to be exercisable within 60 days after February 19, 2014 and 66,666 shares of our common stock, held by the Cecil Richard Lyttle Grantor Retained Annuity Trust. Mr. Lyttle is a trustee of the Cecil Richard Lyttle Grantor Retained Annuity Trust and may be deemed to beneficially own these securities. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on January 27, 2012 by Healthcare Private Equity Limited Partnership, Lloyds Banking Group plc, Scottish Widows Investment Partnership Group Limited, Waverley Healthcare Private Equity Limited, Raymond F. Schinazi, David E. Thompson Revocable Trust, Hostetler Family Trust UTD 3/18/92, Karl Y. Hostetler and Margaretha Hostetler, Co-Trustees, H. Watt Gregory III, Richman Trust Dated 2/6/83, Douglas D. Richman, Co-Trustee and Eva A. Richman, Co-Trustee, Breining Family Trust Dated August 15, 2003, Dennis A. Carson, Jonnie K. Westbrook Revocable Trust, Dated March 17, 2000, Jonnie K. Westbrook, Trustee, Stavros C. Manolagas, Michael Rosenblatt MD, Patricia E. Rosenblatt, Dr. John Potts, Jr and Susanne K. Potts Irrevocable Trust for Stephan K. Potts dated 6-15-05, John Thomas Potts MD, John A. Katzenellenbogen Trust Under Agreement Dated August 2, 1999, John A. Katzenellenbogen PhD, Bart Henderson, Board of Trustees of the University of Arkansas, Benjamin C. Lane, Ruff Trust, F. Bronson Van Wyck, Trustee, H2 Enterprises, LLC, Stavroula Kousteni PhD, Robert L. Jilka PhD, Robert S. Weinstein MD, Teresita M. Bellido PhD, Dotty Paquin, Thomas E. Sparks Jr., Samuel Ho, Charles O'Brien PhD, Alwyn Michael Parfitt MD, Barnett Pitzele, Benita S. Katzenellenbogen PhD, Kelly Colbourn, Socrates E. Papapoulos MD, Tonya D. Goss, The Kent C. Westbrook Revocable Trust, Dated March 17, 2000, Kent C. Westbrook, Trustee, Maysoun Shomali, Jonathan Guerriero, E. Kelly Sullivan, Cecil Richard Lyttle, Louis O'Dea, Brian Nicholas Harvey, and Christopher Miller.

(8)
Includes 89,677 shares of common stock issuable upon conversion of 8,222 shares of Company Series A-1 Preferred Stock, 132,998 shares of common stock issuable upon conversion of 12,194 shares of Company Series A-2 Preferred Stock, 32,557 shares of common stock issuable upon conversion of 2,985 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III, L.P. ("BV III"), in the Merger (as defined below), 74,973 shares of common stock issuable upon conversion of 6,874 shares of Company Series A-1 Preferred Stock issued to BV III at subsequent closings of the Company's Series A-1 Preferred Stock financing, 51,030 shares of common stock issuable upon conversion of 5,103 shares of Company Series B Preferred Stock, and 12,758 shares of common stock issuable upon the exercise of common stock warrants; 1,333,804 shares of common stock issuable upon conversion of 122,290 shares of Company Series A-1 Preferred Stock, 1,978,118 shares of common stock issuable upon conversion of 181,364 shares of Company Series A-2 Preferred Stock, and 484,211 shares of common stock issuable upon conversion of 44,395 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III-QP, L.P. ("BV III QP"), in the Merger, 1,115,100 shares of common stock issuable upon conversion of 102,238 shares of Company Series A-1 Preferred Stock issued to BV III QP at subsequent closings of the Company's Series A-1 Preferred Stock financing, 758,990 shares of common stock issuable upon conversion of 75,899 share of Company Series B Preferred Stock, and 189,748 shares of common stock issuable upon the exercise of common stock warrants; 112,723 shares of common stock issuable upon conversion of 10,335 shares of Company Series A-1 Preferred Stock, 167,170 shares of common stock issuable upon conversion of 15,327 shares of Company Series A-2 Preferred Stock, and 40,922 shares of common stock issuable upon conversion of 3,752 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III GmbH & Co. Beteiligungs K.G. ("BV III KG"), in the Merger, 94,235 shares of common stock issuable upon conversion of 8,640 shares of Company Series A-1 Preferred Stock issued to BV III KG at subsequent closings of the Company's Series A-1 Preferred Stock financing, 64,140 shares of common stock issuable upon conversion of 6,414 shares of Company Series B Preferred Stock, and 16,035 shares of common stock issuable upon the exercise of common stock warrants; 40,279 shares of common stock issuable upon conversion of 3,693 shares of Company Series A-1 Preferred Stock, 59,737 shares of common stock issuable upon conversion of 5,477 shares of Company Series A-2 Preferred Stock, and 14,615 shares of common stock issuable upon conversion of 1,340 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III Parallel Fund, L.P. ("BV III PF"), in the Merger, 33,658 shares of common stock issuable upon conversion of 3,086, shares of Company Series A-1 Preferred Stock issued to BV III PF at subsequent closings of the Company's Series A-1 Preferred Stock financing, 22,910 shares of common stock issuable upon the conversion of 2,291 shares of Company Series B Preferred Stock, and 5,728 shares of common stock issuable upon the exercise of common stock warrants; 25,828 shares of common stock issuable upon conversion of 2,368 shares of Company Series A-1 Preferred Stock, 38,294 shares of common stock issuable upon conversion of 3,511 shares of Company Series A-2 Preferred Stock, and 9,369 shares of common stock issuable upon conversion of 859 shares of Company Series A-3 Preferred Stock issued to MPM Asset Management Investors 2003 BVIII LLC ("AM LLC") in the Merger, 21,573 shares of common stock issuable upon conversion of 1,978, shares of Company Series A-1 Preferred Stock issued to AM LLC at subsequent closings of the Company's Series A-1 Preferred Stock financing, 14,680 shares of common stock issuable upon the conversion of 1,468 shares of Company Series B Preferred Stock, and 3,670 shares of common stock issuable upon the exercise of common stock warrants; 588,983 shares of common stock issuable upon conversion of 54,001 shares of Company Series A-1 Preferred Stock, and 2,009,508 shares of common stock issuable upon conversion of 184,242 shares of Company Series A-2 Preferred Stock issued to MPM Bio IV NVS Strategic Fund, L.P. ("MPM NVS") in the Merger, 660,260 shares of common stock issuable upon conversion of 60,536, shares of Company Series A-1 Preferred Stock issued to MPM NVS at subsequent closings of the Company's Series A-1 Preferred Stock financing, 716,380 shares of common stock issuable upon the conversion of 71,638 shares of Company Series B Preferred Stock, and 179,095 shares of common stock issuable upon the exercise of common stock warrants. MPM BioVentures III GP, L.P. ("BV III LP") and MPM BioVentures III LLC ("BV3LLC") are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. MPM BioVentures IV GP LLC ("BV IV GP") and MPM BioVentures IV LLC ("BV4LLC") are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members of BV3LLC share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa and Vaughn M. Kailian are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 7, 2013 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael

    Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa and John Vander Vort.

(9)
Includes of shares 5,103 of Company Series B Preferred Stock issued to BV III; 75,899 shares of Company Series B Preferred Stock issued to BV III QP; 6,414 shares of Company Series B Preferred Stock issued to BV III KG; 2,291 shares of Company Series B Preferred Stock issued to BV III PF; and 1,468 shares of Company Series B Preferred Stock issued to AM LLC; and 71,638 shares of Company Series B Preferred Stock issued to MPM NVS. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa and Vaughn M. Kailian are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 7, 2013 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa and John Vander Vort.

(10)
Includes of 8,222 shares of Company Series A-1 Preferred Stock issued to BV III in the Merger, and 6,874 shares of Company Series A-1 Preferred Stock issued to BV III at subsequent closings of the Company's Series A-1 Preferred Stock financing; 122,290 shares of Company Series A-1 Preferred Stock issued to BV III QP in the Merger, and 102,238 shares of Company Series A-1 Preferred Stock issued to BV III QP at subsequent closings of the Company's Series A-1 Preferred Stock financing; 10,335 shares of Company Series A-1 Preferred Stock issued to BV III KG in the Merger, and 8,640 shares of Company Series A-1 Preferred Stock issued to BV III KG at subsequent closings of the Company's Series A-1 Preferred Stock financing; 3,693 shares of Company Series A-1 Preferred Stock issued to BV III PF in the Merger, and 3,086 shares of Company Series A-1 Preferred Stock issued to BV III PF at subsequent closings of the Company's Series A-1 Preferred Stock financing; 2,368 shares of Company Series A-1 Preferred Stock, issued to AM LLC in the Merger, and 1,978 shares of Company Series A-1 Preferred Stock issued to AM LLC at subsequent closings of the Company's Series A-1 Preferred Stock financing; and 54,001 shares of Company Series A-1 Preferred Stock issued to MPM NVS in the Merger, and 60,536 shares of Company Series A-1 Preferred Stock issued to MPM NVS at subsequent closings of the Company's Series A-1 Preferred Stock financing. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa and Vaughn M. Kailian are the Members of MPM

    BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 7, 2013 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa and John Vander Vort.

(11)
Includes 12,194 shares of Company Series A-2 Preferred Stock issued BV III in the Merger; 181,364 shares of Company Series A-2 Preferred Stock issued to BV III QP in the Merger, 15,327 shares of Company Series A-2 Preferred Stock issued BV III KG in the Merger; 5,477 shares of Company Series A-2 Preferred Stock issued to BV III PF in the Merger; 3,511 shares of Company Series A-2 Preferred Stock issued to AM LLC in the Merger; and 184,242 shares of Company Series A-2 Preferred Stock issued to MPM NVS in the Merger. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa and Vaughn M. Kailian are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 7, 2013 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa and John Vander Vort.

(12)
Includes 2,985 shares of Company Series A-3 Preferred Stock issued to BV III in the Merger; 44,395 shares of Company Series A-3 Preferred Stock issued BV III QP, in the Merger; 3,752 shares of Company Series A-3 Preferred Stock issued to BV III KG, in the Merger; 1,340 shares of Company Series A-3 Preferred Stock issued to BV III PF, in the Merger; and 859 shares of Company Series A-3 Preferred Stock issued to AM LLC in the Merger. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa and Vaughn M. Kailian are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 7, 2013 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa and John Vander Vort.

(13)
Consists of 256,666 options to purchase our common stock anticipated to be exercisable within 60 days after February 19, 2014.

(14)
Consists of 235,278 options to purchase our common stock anticipated to be exercisable within 60 days after February 19, 2014.

(15)
No options to purchase our common stock have been granted to Mr. Hughes.

(16)
Includes 3,386,510 shares of common stock issuable upon conversion of 338,651 shares of Company Series B-2 Preferred Stock, 3,256,270 shares of common stock issuable upon conversion of 325,627 shares of Company Series B Preferred Stock, and 1,660,696 shares of common stock issuable upon the exercise of common stock warrants. Morana Jovan-Embiricos is the Director of F2 Capital Ltd, which is Investment Adviser to F2 Bioscience III L.P, F2 Bioscience IV L.P. and F2 Bio Ventures V L.P. (collectively "F2"). F2 Bioscience GP Ltd is the General Partner of F2 Bioscience III L.P.. F2 Bioscience IV GP Ltd is the General Partner of F2 Bioscience IV L.P.. The members of F2 Bioscience GP Ltd and F2 Bioscience IV GP Ltd are Katherine Priestley and Globeways Holdings Limited. The beneficial owner of Globeways Holdings Limited is Dr Morana Jovan-Embiricos. F2 Bio Ventures GP Ltd is General Partner of F2 Bio Ventures V L.P.. The sole member of F2 Bio Ventures GP Ltd is Globeways Holdings Limited (beneficially owned by Dr Morana Jovan-Embiricos). All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. F2 Capital Limited provides investment advisory services to F2. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 3, 2013 by F2 Bioscience III L.P., F2 Bioscience GP Ltd, F2 Capital Limited, Morana Jovan-Embiricos and Katherine Priestley.

(17)
Includes 122,110 shares of common stock issuable upon conversion of 12,211 shares of Company Series B-2 Preferred Stock and 325,630 shares of common stock issuable upon the conversion of 32,563 shares of Company Series B Preferred Stock issued to BB Biotech Ventures II L.P. ("BBBV LP"); 475,497 shares of common stock issuable upon conversion of 43,596 shares of Company Series A-1 Preferred Stock (the "BBBV LP A-1 Preferred Stock"), and 1,146,991 shares of common stock issuable upon conversion of 105,162 shares of Company Series A-2 Preferred Stock (together with the BBBV LP A-1 Preferred Stock the "BBBV LP Shares") issued to BBBV LP in the Merger, 446,528 shares issuable upon conversion of 40,940 shares of Company Series A-1 Preferred Stock issued to BBBV LP at subsequent closings of the Company's Series A-1 Preferred Stock financing, and 111,936 shares of common stock issuable upon the exercise of common stock warrants. BB Biotech Ventures GP (Guernsey) Limited ("BBBV Limited") is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux, and Ben Morgan are the directors of BBBV Limited. Dr. Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited mentioned above. Jan Bootsma, Pascal Mahieux and Ben Morgan share all voting and investment power over the BBBV LP shares. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(18)
Includes 12,211 shares of Company Series B-2 Preferred Stock issued to BBBV LP. Voting and investment power with respect to these shares is shared by the general partners of this fund. BBBV Limited is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux and Ben Morgan are the directors of BBBV Limited. Dr. Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited mentioned above. Jan Bootsma, Pascal Mahieux and Ben Morgan share all voting and investment power over the BBBV LP shares. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on the information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(19)
Includes 32,563 shares of Company Series B Preferred Stock issued to BBBV LP. Voting and investment power with respect to these shares is shared by the general partners of this fund. BBBV Limited is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux and Ben Morgan are the directors of BBBV Limited. Dr. Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited mentioned above. Jan Bootsma, Pascal Mahieux and Ben Morgan share all voting and investment power over the BBBV LP shares. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on the information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

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

(21)
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

(22)
Consists of 55,000 options to purchase our common stock anticipated to be exercisable within 60 days after February 19, 2014.

(23)
Includes 89,677 shares of common stock issuable upon conversion of 8,222 shares of Company Series A-1 Preferred Stock, 132,998 shares of common stock issuable upon conversion of 12,194 shares of Company Series A-2 Preferred Stock, 32,557 shares of common stock issuable upon conversion of 2,985 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III, L.P. ("BV III"), in the Merger (as defined below), 74,973 shares of common stock issuable upon conversion of 6,874 shares of Company Series A-1 Preferred Stock issued to BV III at subsequent closings of the Company's Series A-1 Preferred Stock financing, 51,030 shares of common stock issuable upon conversion of 5,103 shares of Company Series B Preferred Stock, and 12,758 shares of common stock issuable upon the exercise of common stock warrants; 1,333,804 shares of common stock issuable upon conversion of 122,290 shares of Company Series A-1 Preferred Stock, 1,978,118 shares of common stock issuable upon conversion of 181,364 shares of Company Series A-2 Preferred Stock, and 484,211 shares of common stock issuable upon conversion of 44,395 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III-QP, L.P. ("BV III QP"), in the Merger, 1,115,100 shares of common stock issuable upon conversion of 102,238 shares of Company Series A-1 Preferred Stock issued to BV III QP at subsequent closings of the Company's Series A-1 Preferred Stock financing, 758,990 shares of common stock issuable upon conversion of 75,899 share of Company Series B Preferred Stock, and 189,748 shares of common stock issuable upon the exercise of common stock warrants; 112,723 shares of common stock issuable upon conversion of 10,335 shares of Company Series A-1 Preferred Stock, 167,170 shares of common stock issuable upon conversion of 15,327 shares of Company Series A-2 Preferred Stock, and 40,922 shares of common stock issuable upon conversion of 3,752 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III GmbH & Co. Beteiligungs K.G. ("BV III KG"), in the Merger, 94,235 shares of common stock issuable upon conversion of 8,640 shares of Company Series A-1 Preferred Stock issued to BV III KG at subsequent closings of the Company's Series A-1 Preferred Stock financing, 64,140 shares of common stock issuable upon conversion of 6,414 shares of Company Series B Preferred Stock, and 16,035 shares of common stock issuable upon the exercise of common stock warrants; 40,279 shares of common stock issuable upon conversion of 3,693 shares of Company Series A-1 Preferred Stock, 59,737 shares of common stock issuable upon conversion of 5,477 shares of Company Series A-2 Preferred Stock, and 14,615 shares of common stock issuable upon conversion of 1,340 shares of Company Series A-3 Preferred Stock issued to MPM BioVentures III Parallel Fund, L.P. ("BV III PF"), in the Merger, 33,658 shares of common stock issuable upon conversion of 3,086, shares of Company Series A-1 Preferred Stock issued to BV III PF at subsequent closings of the Company's Series A-1 Preferred Stock financing, 22,910 shares of common stock issuable upon the conversion of 2,291 shares of Company Series B Preferred Stock, and 5,728 shares of common stock issuable upon the exercise of common stock warrants; 25,828 shares of common stock issuable upon conversion of 2,368 shares of Company Series A-1 Preferred Stock, 38,294 shares of common stock issuable upon conversion of 3,511 shares of Company Series A-2 Preferred Stock, and 9,369 shares of common stock issuable upon conversion of 859 shares of Company Series A-3 Preferred Stock issued to MPM Asset Management Investors 2003 BVIII LLC ("AM LLC") in the Merger, 21,573 shares of common stock issuable upon conversion of 1,978, shares of Company Series A-1 Preferred Stock issued to AM LLC at subsequent closings of the Company's Series A-1

    Preferred Stock financing, 14,680 shares of common stock issuable upon the conversion of 1,468 shares of Company Series B Preferred Stock, and 3,670 shares of common stock issuable upon the exercise of common stock warrants; 588,983 shares of common stock issuable upon conversion of 54,001 shares of Company Series A-1 Preferred Stock, and 2,009,508 shares of common stock issuable upon conversion of 184,242 shares of Company Series A-2 Preferred Stock issued to MPM Bio IV NVS Strategic Fund, L.P. ("MPM NVS") in the Merger, 660,260 shares of common stock issuable upon conversion of 60,536, shares of Company Series A-1 Preferred Stock issued to MPM NVS at subsequent closings of the Company's Series A-1 Preferred Stock financing, 716,380 shares of common stock issuable upon the conversion of 71,638 shares of Company Series B Preferred Stock, and 179,095 shares of common stock issuable upon the exercise of common stock warrants. MPM BioVentures III GP, L.P. ("BV III LP") and MPM BioVentures III LLC ("BV3LLC") are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. MPM BioVentures IV GP LLC ("BV IV GP") and MPM BioVentures IV LLC ("BV4LLC") are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members of BV3LLC share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa and Vaughn M. Kailian are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 7, 2013 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa and John Vander Vort.

(24)
Includes of shares 5,103 of Company Series B Preferred Stock issued to BV III; 75,899 shares of Company Series B Preferred Stock issued to BV III QP; 6,414 shares of Company Series B Preferred Stock issued to BV III KG; 2,291 shares of Company Series B Preferred Stock issued to BV III PF; and 1,468 shares of Company Series B Preferred Stock issued to AM LLC; and 71,638 shares of Company Series B Preferred Stock issued to MPM NVS. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa and Vaughn M. Kailian are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Each entity mentioned above and Dr. Gadicke disclaim beneficial ownership of all shares not held by it or him of record. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 7, 2013 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP,

    BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa and John Vander Vort.

(25)
Includes of 8,222 shares of Company Series A-1 Preferred Stock issued to BV III in the Merger, and 6,874 shares of Company Series A-1 Preferred Stock issued to BV III at subsequent closings of the Company's Series A-1 Preferred Stock financing; 122,290 shares of Company Series A-1 Preferred Stock issued to BV III QP in the Merger, and 102,238 shares of Company Series A-1 Preferred Stock issued to BV III QP at subsequent closings of the Company's Series A-1 Preferred Stock financing; 10,335 shares of Company Series A-1 Preferred Stock issued to BV III KG in the Merger, and 8,640 shares of Company Series A-1 Preferred Stock issued to BV III KG at subsequent closings of the Company's Series A-1 Preferred Stock financing; 3,693 shares of Company Series A-1 Preferred Stock issued to BV III PF in the Merger, and 3,086 shares of Company Series A-1 Preferred Stock issued to BV III PF at subsequent closings of the Company's Series A-1 Preferred Stock financing; 2,368 shares of Company Series A-1 Preferred Stock, issued to AM LLC in the Merger, and 1,978 shares of Company Series A-1 Preferred Stock issued to AM LLC at subsequent closings of the Company's Series A-1 Preferred Stock financing; and 54,001 shares of Company Series A-1 Preferred Stock issued to MPM NVS in the Merger, and 60,536 shares of Company Series A-1 Preferred Stock issued to MPM NVS at subsequent closings of the Company's Series A-1 Preferred Stock financing. Voting and investment power is shared with Dr. Gadicke and the other general partners of these funds. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa and Vaughn M. Kailian are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 7, 2013 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa and John Vander Vort.

(26)
Includes 12,194 shares of Company Series A-2 Preferred Stock issued to BV III in the Merger; 181,364 shares of Company Series A-2 Preferred Stock issued to BV III QP, in the Merger 15,327 shares of Company Series A-2 Preferred Stock issued to BV III KG in the Merger; 5,477 shares of Company Series A-2 Preferred Stock issued to BV III PF, in the Merger; 3,511 shares of Company Series A-2 Preferred Stock issued to AM LLC in the Merger; and 184,242 shares of Company Series A-2 Preferred Stock issued to MPM NVS in the Merger. All voting and investment power is shared with Dr. Gadicke and the other general partners of these funds. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa and Vaughn M. Kailian are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 7, 2013 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa and John Vander Vort.

(27)
Includes 2,985 shares of Company Series A-3 Preferred Stock issued to BV III in the Merger; 44,395 shares of Company Series A-3 Preferred Stock issued to BV III QP in the Merger; 3,752 shares of Company Series A-3 Preferred Stock issued to BV III KG, in the Merger; 1,340 shares of Company Series A-3 Preferred Stock issued BV III PF, in the Merger; and 859 shares of Company Series A-3 Preferred Stock issued to AM LLC in the Merger. All voting and investment power is shared with Dr. Gadicke and the other general partners of these funds. BV III LP and BV3LLC, are the direct and indirect general partners of BV III, BV III QP, BV III KG, and BV III PF. BV IV GP and BV4LLC are the direct and indirect general partners of MPM NVS. BV3LLC is the General Partner of BV III LP. Ansbert Gadicke, Luke Evnin, Nicholas Galakatos, Michael Steinmetz, Dennis Henner, Nicholas Simon and Kurt Wheeler are the Members of BV3LLC and the managers of AM LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. BV4LLC is the Managing Member of BV IV GP. Ansbert Gadicke, Luke Evnin, Todd Foley, John Vander Vort, James Paul Scopa and Vaughn M. Kailian are the Members of MPM BioVentures IV LLC. All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 7, 2013 by BV III, BV III QP, BV III KG, BV III PF, AM LLC, MPM NVS, BV III LP, BV3LLC, BV IV GP, BV4LLC, Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Michael Steinmetz, Kurt Wheeler, Nicholas Simon III, Dennis Henner, Todd Foley, Vaughn M. Kailian, James Paul Scopa and John Vander Vort.

(28)
Includes 278,366 shares of common stock issuable upon conversion of 25,522 shares of Company Series A-1 Preferred Stock, and 2,293,993 shares of common stock issuable upon conversion of 210,325 shares of Company Series A-2 Preferred Stock issued to The Wellcome Trust Limited as trustee of The Wellcome Trust in the Merger, and 556,731 shares of common stock issuable upon conversion of 51,044 shares of Company Series A-1 Preferred Stock issued to The Wellcome Trust Limited as trustee of The Wellcome Trust at subsequent closings of the Company's Series A-1 Preferred Stock financing. Responsibility for the activities of the Wellcome Trust lies with the Board of Governors of The Wellcome Trust Limited, which is comprised of William Castell, Kay Davies, Peter Davies, Christopher Fairburn, Richard Hynes, Anne Johnson, Roderick Kent, Eliza Manningham-Buller, Peter Rigby and Peter Smith. The Board of Governors share all voting and investment power with respect to the shares held by The Wellcome Trust Limited as trustee of the Wellcome Trust. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on December 23, 2011 by The Wellcome Trust Limited as trustee of The Wellcome Trust.

(29)
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

(30)
Includes 2,279,380 shares of common stock issuable upon conversion of 227,938 shares of Company Series B-2 Preferred Stock and 569,845 shares of common stock issuable upon the exercise of common stock warrants issued to F2 Bioscience IV, L.P., 1,107,130 shares of common stock issuable upon conversion of 110,713 shares of Company Series B-2 Preferred Stock and 276,783 shares of common stock issuable upon the exercise of common stock warrants issued to F2 Bio Ventures V, L.P., and 3,256,270 shares of common stock issuable upon conversion of 325,627 shares of Company Series B Preferred Stock and 814,068 shares of common stock issuable upon the exercise of common stock warrants issued to F2 Bioscience III, L.P. Morana Jovan-Embiricos is the Director of F2 Capital Ltd, which is Investment Adviser to F2 Bioscience III L.P, F2 Bioscience IV, L.P. and F2 Bio Ventures V, L.P. (collectively "F2"). F2 Bioscience GP Ltd is the General Partner of F2 Bioscience III L.P.. F2 Bioscience IV GP Ltd is the General Partner of F2 Bioscience IV L.P.. The members of F2 Bioscience GP Ltd and F2 Bioscience IV GP Ltd are Katherine Priestley and Globeways Holdings Limited. The beneficial owner of Globeways Holdings Limited is Dr. Morana Jovan-Embiricos. F2 Bio Ventures GP Ltd is General Partner of F2 Bio Ventures V L.P.. The sole member of F2 Bio Ventures GP Ltd is Globeways Holdings Limited (beneficially owned by Dr. Morana Jovan-Embiricos). All members share all power to vote, acquire, hold and dispose of all shares and warrants. Each member disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein. F2 Capital Limited provides investment advisory services to F2. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 3, 2013 by F2 Bioscience III L.P., F2 Bioscience GP Ltd, F2 Capital Limited, Morana Jovan-Embiricos and Katherine Priestley.

(31)
Includes 83,113 shares of common stock and 214,331 shares of common stock issuable upon conversion of 19,651 shares of Company Series A-1 Preferred Stock, 1,071,908 shares of common stock issuable upon conversion of 98,278 shares of Company Series A-2 Preferred Stock, 694,365 shares of common stock issuable upon conversion of 63,663 shares of Company Series A-3 Preferred Stock issued to HealthCare Ventures VII, L.P. ("HCVVII") in the Merger, and 428,663 shares of common stock issuable upon conversion of 39,302 shares of Company Series A-1 Preferred Stock issued to HCVVII at subsequent closings of the Company's Series A-1 Preferred Stock financing. HealthCare Partners VII, L.P. ("HCPVII") is the General Partner of HCVVII. The General Partners of HCPVII are James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor. The General Partners of HCPVII share all voting and investment power on behalf of HCPVII. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on January 3, 2012 by HCVVII, HCPVII, James H. Cavanaugh, Ph.D., Harold R. Werner, John W. Littlechild, Christopher Mirabelli, Ph.D., and Augustine Lawlor.

(32)
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

(33)
Includes: (i) 15,173 shares of common stock (the "OBP IV Common Shares") held directly by OBP IV; (ii) 1,987,803 shares of common stock (the "OBP IV Conversion Shares" and, together with the OBP IV Common Shares, the "OBP IV Saints Shares") issuable to OBP IV upon the conversion of 48,641 shares of Company Series A-1 Preferred Stock held directly by OBP IV, 108,628 shares of Company Series A-2 Preferred Stock held directly by OBP IV and 24,983 shares of Company Series A-3 Preferred Stock held directly by OBP IV; (iii) 151 shares of common stock (the "mRNA II Common Shares") held directly by mRNA II; (iv) 19,914 shares of common stock (the "mRNA II Conversion Shares" and, together with the mRNA II Common Shares, the "mRNA Saints II Shares") issuable to mRNA II upon the conversion of 486 shares of Company Series A-1 Preferred Stock held directly by mRNA II, 1,090 shares of Company Series A-2 Preferred Stock held directly by mRNA II and 250 shares of Company Series A-3 Preferred Stock held directly by mRNA II. The OBP IV Saints Shares and the mRNA Saints II Shares are referred to herein as the "Saints Shares." The Saints Shares are indirectly held by Saints LP, a member of OBP IV and Saints LLC, the sole general partner of Saints LP, and the individual managers of Saints LLC. The individual managers of Saints LLC are Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer. The individual managers of Saints LLC share all voting and investment power on behalf of Saints LLC. Additionally, other than with respect to the common stock issuable upon the conversion of the 48,641 shares of Company Series A-1 Preferred Stock held directly by OBP IV and the 486 shares of Company Series A-1 Preferred Stock held directly by mRNA II, the Saints Shares are indirectly held by OBP LP, a member of OBP IV. The mRNA II Shares are indirectly held by mRNA LP, a member of mRNA II. The Saints Shares are indirectly held by (i) OBP Management IV, the sole general partner of each of OBP LP and mRNA LP and (ii) Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV. Jonathan Fleming and Alan Walton, the individual general partners of OBP Management IV, share all voting and investment power on behalf of OBP Management IV. Each of the entities and individuals mentioned above disclaim beneficial ownership within the meaning of Section 16 of the Exchange Act or otherwise of such portion of the Saints Shares in which such entity or individual has no actual pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 27, 2011 by OBP IV, mRNA II, mRNA Fund II, OBP Management IV, Saints LP, Saints LLC, Jonathan Fleming, Alan Walton, Scott Halsted, David P. Quinlivan, and Kenneth B. Sawyer.

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

(37)
Includes 122,110 shares of common stock issuable upon conversion of 12,211 shares of Company Series B-2 Preferred Stock and 325,630 shares of common stock issuable upon the conversion of 32,563 shares of Company Series B Preferred Stock issued to BB Biotech Ventures II L.P. ("BBBV LP"); 475,497 shares of common stock issuable upon conversion of 43,596 shares of Company Series A-1 Preferred Stock (the "BBBV LP A-1 Preferred Stock"), and 1,146,991 shares of common stock issuable upon conversion of 105,162 shares of Company Series A-2 Preferred Stock (together with the BBBV LP A-1 Preferred Stock the "BBBV LP Shares") issued to BBBV LP in the Merger, 446,528 shares issuable upon conversion of 40,940 shares of Company Series A-1 Preferred Stock issued to BBBV LP at subsequent closings of the Company's Series A-1 Preferred Stock financing, and 111,936 shares of common stock issuable upon the exercise of common stock warrants. BB Biotech Ventures GP (Guernsey) Limited ("BBBV Limited") is the General Partner of BBBV LP. Jan Bootsma, Pascal Mahieux, and Ben Morgan are the directors of BBBV Limited. Dr. Münchbach, the Senior Investment Advisor Private Equity at Bellevue Asset Management AG, advises Asset Management BAB N.V. ("AMB NV") who, pursuant to a services agreement with BAM AG, advises the directors of BBBV Limited mentioned above. Jan Bootsma, Pascal Mahieux and Ben Morgan share all voting and investment power over the BBBV LP shares. Each of the foregoing, except BBBV LP in the case of the BBBV LP Shares, disclaims beneficial ownership of the BBBV LP Shares except to the extent of their pecuniary interest therein, if any. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on December 29, 2011 by BBBV LP, BBBV Limited, Jan Bootsma, Pascal Mahieux, Ben Morgan, and Martin Münchbach.

(38)
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

(39)
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

(40)
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

(41)
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

(42)
Includes 222,675 shares of common stock issuable upon conversion of 20,416 shares of Company Series A-1 Preferred Stock, and 611,724 shares of common stock issuable upon conversion of 56,086 shares of Company Series A-2 Preferred Stock. Healthcare Private Equity Limited Partnership ("HPELP") is a limited partnership which has one general partner, Waverley Healthcare Private Equity Limited ("Waverley GP") and one limited partner, Scottish Widows plc. As general partner, Waverley GP has authority under the HPELP limited partnership agreement ("LPA") to conduct and manage the business of HPELP. Andrew November and Archie Struthers are the directors of Waverly GP and share all of the voting and investment power over the shares held by HPELP. The controlling shareholder of Waverley GP is SWIP Group Limited. The ultimate controlling entity of SWIP Group Limited is Lloyds Banking Group plc, a public listed company with many shareholders. The board of directors of Lloyds Banking Group plc consists of nine non-executive directors (Sir Winifried Bischoff, Lord Leitch, Anita Frew, Glen Moreno, David Roberts, T Timothy Ryan Jnr, Martin Scicluna and Anthony Watson) and three executive directors (Antonito Horta-Osorio, G Truett Tate and Tim Tookey). The Chairman (Sir Winifried Bischoff) is responsible for leadership of the board. The Group Chief executive (Antonio Horto-Osorio) is responsible for the day to day management of the business of Lloyds Banking Group plc, in accordance with the strategy and long term objectives approved by the board. The nine non-executive directors and three executive directors of Lloyds Banking Group plc do not have any sole or shared voting or investment power with respect to the shares held by HPELP. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on May 9, 2013 by HPELP, Waverly GP, Scottish Windows plc, Lloyds Banking Group plc, Christopher K. Glass, M.D., Maria Grunwald, and Kathleen Welch.

(43)
Includes 814,070 shares of common stock issuable upon conversion of 81,407 shares of Company Series B Preferred Stock, 1,339,585 shares of common stock issuable upon conversion of 122,820 shares of Company Series A-1 Preferred Stock, and 203,518 shares of common stock issuable upon the exercise of common stock warrants. Brookside Capital Investors, L.P. ("Brookside Investors") is the sole general partner of Brookside Capital Partners Fund, L.P. ("Partners Fund"). Brookside Capital Management, LLC is the sole general partner of Brookside Investors. The control persons of Brookside Capital Management are Executive Committee members:

    Dewey J. Awad, Domenic J. Ferrante, Matthew V. McPherron, William E. Pappendick IV and John M. Toussaint. The Executive Committee members share all voting and investment power on behalf of Brookside Capital Management, LLC. Beneficial ownership information is based on information known to us and a Schedule 13D filed with the SEC on February 14, 2014 by Partners Fund.

(44)
Includes 651,250 shares of common stock issuable upon conversion of 65,125 shares of Company Series B-2 Preferred Stock, 976,880 shares of common stock issuable upon conversion of 97,688 shares of Company Series B Preferred Stock, 1,339,585 shares of common stock issuable upon conversion of 122,820 shares of Company Series A-1 Preferred Stock, and 407,033 shares of common stock issuable upon the exercise of common stock warrants. Biotech Growth N.V. ("Biotech Growth") is a wholly-owned subsidiary of BB Biotech AG ("BB Biotech"). The directors and executive officers of BB Biotech are Dr. Erich Hunziker, Chairman and Director; Dr. Clive Meanwell, Vice Chairman and Director; and Prof. Dr. Dr. Klaus Strein, Director. The directors and executive officers of Biotech Growth are Dr. Clive Meanwell, Statutory Director; Rudy Leblanc, Statutory Director; and Hugo Jan van Neutegem, Statutory Director. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on May 3, 2013 by BB Biotech and Biotech Growth. The directors and executive officers of BB Biotech and Biotech Growth share all voting and investment power with respect to these shares.

(45)
Includes 188,972 shares of common stock issuable upon conversion of 17,326 shares of Company Series A-1 Preferred Stock. Ipsen Pharma SAS ("Ipsen Pharma") is a société par actions simplifiée organized under the laws of France and is a wholly-owned subsidiary of Ipsen S.A. ("Ipsen"), a société anonyme organized under the laws of France. Ipsen's majority shareholder is Mayroy, a société anonyme organized under the laws of Luxembourg. The directors and executive officers of Ipsen Pharma are Christophe Jean, Director; Claude Bertrand, Director; Etienne De Blois, Director; Philippe Robert-Gorsse, Director; Eric Drape, Director; Claire Giraut, Director; Jean Fabre, Director; Jean-Pierre Dubuc, Director; Didier Veron, Director; and Marc De Garidel, President. The directors of Ipsen are Marc De Garidel, Director and Chief Executive Officer; Anne Beaufour, Director; Henri Beaufour, Director; Hervé Couffin, Director; Antoine Flochel, Director; Gérard Hauser, Director; Pierre Martinet, Director; René Merkt, Director; Yves Rambaud, Director; Klaus- Peter Schwabe, Director and Christophe Vérot, Director. The executive officers of Ipsen are Claire Giraut, Etienne de Blois, Christophe Jean, Claude Bertrand, and Eric Drape. The directors of Mayroy are Anne Beaufour, Antoine Flochel, Beech Tree SA, Bee Master B.V. Holding BV, Henri Beaufour, Klaus Peter Schwabe, and Jean-Pierre Diehl. The directors and officers of Ipsen, Mayroy and Ipsen Pharma share all voting and investment powers with respect to these shares. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on June 23, 2011 by Ipsen Pharma and Ipsen.

(46)
Includes 64,430 shares of common stock issuable upon conversion of 6,443 shares of Company Series A-5 Preferred Stock and 4,961,110 shares of common stock issuable upon conversion of 496,111 shares of Company Series A-6 Preferred Stock held by Nordic Bioscience Clinical Development VII A/S ("Nordic VII"). Nordic VII beneficially owns 9.6% of the Fully-Diluted Shares. Nordic VII is a wholly- owned subsidiary of Nordic Bioscience Clinical Development A/S ("Nordic A/S"). Nordic A/S is wholly-owned subsidiary of Nordic Bioscience Holding A/S ("Nordic Holding"). Nordic Holding is majority owned by C.C. Consulting A/S ("C.C. Consulting"). Claus Christiansen, MD, and Bente Riis Chrstiansen each own 50% of C.C. Consulting and share all voting and investment power with respect to these shares. The entities and individuals mentioned above disclaim beneficial ownership of the share except to the extent of their pecuniary interest therein. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on January 6, 2014 by Nordic VII.

(47)
Consists of 66,968 shares of common stock, issuable upon conversion of Warrants to purchase 6,140 shares of Company Series A-1 Preferred Stock.

(48)
Consists of 66,968 shares of common stock, issuable upon conversion of Warrants to purchase 6,140 shares of Company Series A-1 Preferred Stock. Oxford Finance LLC is a single-member limited liability company, whose sole member is Oxford Holdco LLC. Under its limited liability company agreement, the business affairs and activities of Oxford Holdco LLC are directed by and controlled by its board of directors. The Oxford Holdco LLC board of directors is composed of three directors appointed by Sumitomo Corporation (Tetsu Egushi, Kentaro Hori and Rishi Gaind), three directors appointed by Welsh Carson Anderson & Stowe (Sean M. Traynor, Thomas A. Scully, and Chris W. Solomon) and J. Alden Philbrick, IV, the President and CEO of Oxford Finance LLC. By action of its sole member, Oxford Finance LLC has established a Credit Committee composed of its President and CEO, its Chief Operating Officer and its Senior Vice President, Credit and Portfolio. These positions are currently held by Mr. Philbrick, Timothy A. Lex and Hans S. Houser, respectively. The Oxford Finance LLC Credit Committee is authorized to make all decisions concerning the investments of Oxford Finance LLC including, without limitation, any sale or exercise of the warrants owned by it and, if exercised, any sale of the shares of our stock resulting from such exercise.

(49)
Includes (i) 15,627 shares of common stock held by Mr. Katzenellenbogen and (ii) 40,438 shares of common stock held by the John A. Katzenellenbogen Trust Under Agreement Dated August 2, 1999 (the "Katzenellenbogen Trust"). Mr. Katzenellenbogen is the trustee of the Katzenellenbogen Trust. The Katzenellenbogen Trust may be deemed to beneficially own the shares held by Mr. Katzenellenbogen. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on January 27, 2012 by Healthcare Private Equity Limited Partnership, Lloyds Banking Group plc, Scottish Widows Investment Partnership Group Limited, Waverley Healthcare Private Equity Limited, Raymond F. Schinazi, David E. Thompson Revocable Trust, Hostetler Family Trust UTD 3/18/92, Karl Y. Hostetler and Margaretha Hostetler, Co-Trustees, H. Watt Gregory III, Richman Trust Dated 2/6/83, Douglas D. Richman, Co-Trustee and Eva A. Richman, Co-Trustee, Breining Family Trust Dated August 15, 2003, Dennis A. Carson, Jonnie K. Westbrook Revocable Trust, Dated March 17, 2000, Jonnie K. Westbrook, Trustee, Stavros C. Manolagas, Michael Rosenblatt MD, Patricia E. Rosenblatt, Dr. John Potts, Jr and Susanne K. Potts Irrevocable Trust for Stephan K. Potts dated 6-15-05, John Thomas Potts MD, John A. Katzenellenbogen Trust Under Agreement Dated August 2, 1999, John A. Katzenellenbogen PhD, Bart Henderson, Board of Trustees of the University of Arkansas, Benjamin C. Lane, Ruff Trust, F. Bronson Van Wyck, Trustee, H2 Enterprises, LLC, Stavroula Kousteni PhD, Robert L. Jilka PhD, Robert S. Weinstein MD, Teresita M. Bellido PhD, Dotty Paquin, Thomas E. Sparks Jr., Samuel Ho, Charles O'Brien PhD, Alwyn Michael Parfitt MD, Barnett Pitzele, Benita S. Katzenellenbogen PhD, Kelly Colbourn, Socrates E. Papapoulos MD, Tonya D. Goss, The Kent C. Westbrook Revocable Trust, Dated March 17, 2000, Kent C. Westbrook, Trustee, Maysoun Shomali, Jonathan Guerriero, E. Kelly Sullivan, Cecil Richard Lyttle, Louis O'Dea, Brian Nicholas Harvey, and Christopher Miller.

(50)
Includes (i) 23,048 options to purchase our common stock anticipated to be exercisable within 60 days after February 19, 2014, (ii) 48,942 shares of common stock held by Dr. Potts and (iii) 20,291 shares of common stock held by the Dr. John Potts, Jr. and Susanne K. Potts Irrevocable Trust for Stephen K. Potts dated 6-15-05 (the "Potts Trust"). Dr. Potts is a trustee of the Potts Trust. Dr. Potts may be deemed to beneficially own the shares held by the Potts Trust. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on January 27, 2012 by Healthcare Private Equity Limited Partnership, Lloyds Banking Group plc, Scottish Widows Investment Partnership Group Limited,

    Waverley Healthcare Private Equity Limited, Raymond F. Schinazi, David E. Thompson Revocable Trust, Hostetler Family Trust UTD 3/18/92, Karl Y. Hostetler and Margaretha Hostetler, Co-Trustees, H. Watt Gregory III, Richman Trust Dated 2/6/83, Douglas D. Richman, Co-Trustee and Eva A. Richman, Co-Trustee, Breining Family Trust Dated August 15, 2003, Dennis A. Carson, Jonnie K. Westbrook Revocable Trust, Dated March 17, 2000, Jonnie K. Westbrook, Trustee, Stavros C. Manolagas, Michael Rosenblatt MD, Patricia E. Rosenblatt, Dr. John Potts, Jr and Susanne K. Potts Irrevocable Trust for Stephan K. Potts dated 6-15-05, John Thomas Potts MD, John A. Katzenellenbogen Trust Under Agreement Dated August 2, 1999, John A. Katzenellenbogen PhD, Bart Henderson, Board of Trustees of the University of Arkansas, Benjamin C. Lane, Ruff Trust, F. Bronson Van Wyck, Trustee, H2 Enterprises, LLC, Stavroula Kousteni PhD, Robert L. Jilka PhD, Robert S. Weinstein MD, Teresita M. Bellido PhD, Dotty Paquin, Thomas E. Sparks Jr., Samuel Ho, Charles O'Brien PhD, Alwyn Michael Parfitt MD, Barnett Pitzele, Benita S. Katzenellenbogen PhD, Kelly Colbourn, Socrates E. Papapoulos MD, Tonya D. Goss, The Kent C. Westbrook Revocable Trust, Dated March 17, 2000, Kent C. Westbrook, Trustee, Maysoun Shomali, Jonathan Guerriero, E. Kelly Sullivan, Cecil Richard Lyttle, Louis O'Dea, Brian Nicholas Harvey, and Christopher Miller.

(51)
Includes 10,670 shares of common stock issuable upon the conversion of 1,067 shares of Company Series B Preferred Stock, 16,218 shares of common stock issuable upon the conversion of 1,487 shares of Company Series A-1 Preferred Stock, 16,622 shares of common stock issuable upon the conversion of 1,524 shares of Company Series A-2 Preferred Stock, 4,140 shares of common stock issuable upon the conversion of 414 shares of Company Series A-4 Preferred Stock, and 2,668 shares of common stock issuable upon the exercise of common stock warrants. Beneficial ownership information is based on information known to the Company and a Schedule 13D filed with the SEC on January 27, 2012 by Healthcare Private Equity Limited Partnership, Lloyds Banking Group plc, Scottish Widows Investment Partnership Group Limited, Waverley Healthcare Private Equity Limited, Raymond F. Schinazi, David E. Thompson Revocable Trust, Hostetler Family Trust UTD 3/18/92, Karl Y. Hostetler and Margaretha Hostetler, Co-Trustees, H. Watt Gregory III, Richman Trust Dated 2/6/83, Douglas D. Richman, Co-Trustee and Eva A. Richman, Co-Trustee, Breining Family Trust Dated August 15, 2003, Dennis A. Carson, Jonnie K. Westbrook Revocable Trust, Dated March 17, 2000, Jonnie K. Westbrook, Trustee, Stavros C. Manolagas, Michael Rosenblatt MD, Patricia E. Rosenblatt, Dr. John Potts, Jr and Susanne K. Potts Irrevocable Trust for Stephan K. Potts dated 6-15-05, John Thomas Potts MD, John A. Katzenellenbogen Trust Under Agreement Dated August 2, 1999, John A. Katzenellenbogen PhD, Bart Henderson, Board of Trustees of the University of Arkansas, Benjamin C. Lane, Ruff Trust, F. Bronson Van Wyck, Trustee, H2 Enterprises, LLC, Stavroula Kousteni PhD, Robert L. Jilka PhD, Robert S. Weinstein MD, Teresita M. Bellido PhD, Dotty Paquin, Thomas E. Sparks Jr., Samuel Ho, Charles O'Brien PhD, Alwyn Michael Parfitt MD, Barnett Pitzele, Benita S. Katzenellenbogen PhD, Kelly Colbourn, Socrates E. Papapoulos MD, Tonya D. Goss, The Kent C. Westbrook Revocable Trust, Dated March 17, 2000, Kent C. Westbrook, Trustee, Maysoun Shomali, Jonathan Guerriero, E. Kelly Sullivan, Cecil Richard Lyttle, Louis O'Dea, Brian Nicholas Harvey, and Christopher Miller.

Equity Compensation Plan Information

        The following table provides information on our equity compensation plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,800,942	$3.09	3,266,560
Equity compensation plans not approved by security holders	—	—	—

Total	3,800,942	$3.09	3,266,560

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

        Since January 1, 2013, we have engaged in the following transactions with our directors, executive officers and holders of more than five percent of our voting securities, and affiliates or immediate family members of our directors, executive officers and holders of more than five percent of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Series B Preferred Stock Financing

        On April 23, 2013, certain accredited investors entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement, pursuant to which we consummated a first closing whereby in exchange for aggregate proceeds of approximately $43.0 million, it issued 700,098 shares of our series B convertible preferred stock and warrants to purchase up to a total of 1,750,248 shares of common stock. On May 10, 2013, we consummated a second closing whereby in exchange for aggregate proceeds of approximately $0.1 million, we issued 1,137 shares of our series B convertible preferred stock and warrants to purchase up to a total of 2,843 shares of common stock.

        The following table sets forth the number of shares of our series B convertible preferred stock and common stock warrants that were issued in the two closings:

Name(1)	Shares of series B preferred stock	Common stock warrants
F2 Biosciences III, L.P.	325,627	814,068
Entities affiliated with MPM Capital(2)	162,813	407,034
Biotech Growth N.V.	97,688	244,220
Brookside Capital Partners Fund, L.P.	81,407	203,518
BB Biotech Ventures II	32,563	81,408
Raymond F. Schinazi	1,067	2,668
The Richman Trust	70	175

Total	701,235	1,753,091

(1)
See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for more information about shares held by these entities.

(2)
Consists of 5,103 shares issued to MPM BioVentures III, L.P, 75,899 shares issued to MPM BioVentures III-QP,L.P., 6,414 shares issued to MPM BioVentures III BmbH & Co. Beteiligungs KG, 2,291 shares issued to MPM BioVentures III Parallel Fund, L.P., 1,468 shares issued to MPM Asset Management Investors 2003 BVIII LLC and 71,638 shares issued to MPM Bio IV NVS Strategic Fund, L.P.

Series B-2 Preferred Stock Financing

        On February 14, 2014, February 19, 2014 and February 24, 2014, certain accredited investors entered into a Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, pursuant to which we issued 417,615 shares of our series B-2 convertible preferred stock and warrants to purchase up to a total of 1,044,039 shares of common stock in exchange for total aggregate proceeds of approximately $25.6 million.

        The following table sets forth the number of shares of our series B-2 convertible preferred stock and common stock warrants that were issued:

Name(1)	Shares of series B-2 preferred stock	Common stock warrants
F2 Biosciences IV, L.P.	227,938	569,845
F2 Bio Ventures V, L.P.	110,713	276,783
Biotech Growth N.V.	65,125	162,813
BB Biotech Ventures II, L.P.	12,211	30,528
Raymond F. Schinazi	1,628	4,070

Total	417,615	1,044,039

(1)
See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for more information about shares held by these entities.

Transactions with Director

        On July 24, 2013, we entered into a Consulting Agreement with Morana Jovan-Embiricos, Ph.D., a member of our board of directors. We refer to this agreement as the Consulting Agreement. Pursuant to the Consulting Agreement, Dr. Jovan-Embiricos agreed to provide financial and strategic consulting services as may be requested by Radius, and such other consulting services as may be reasonably requested by Radius, from time to time from July 1, 2013 until June 30, 2014. We agreed to pay

Dr. Jovan-Embiricos an aggregate consulting fee in cash of $160,000, of which $80,000 was paid on July 30, 2013 and the remaining $80,000 was paid on October 2, 2013.

        On January 23, 2014, we entered into a consulting agreement with Orbit Advisors Limited, or the Orbit Agreement, a Swiss company, or Orbit, and Dr. Jovan-Embiricos and an agreement terminating the Consulting Agreement dated July 24, 2013. The Orbit Agreement is effective as of January 22, 2014 and will continue in effect until December 31, 2014 or until its earlier termination in accordance with its terms. Pursuant to the Orbit Agreement, Orbit has agreed to provide financial and strategic consulting services as may be requested by Radius, and such other consulting services as may be reasonably requested by Radius, from time to time during the term. We agreed to pay Orbit an aggregate consulting fee in cash of $400,000 in four equal installments of $100,000 on each of January 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. The Orbit Agreement contains customary provisions, applicable to both Orbit and Dr. Jovan-Embiricos, as Orbit's representative under the Orbit Agreement, regarding the treatment of our confidential information and assignment of inventions, as well as an obligation of Orbit and Dr. Jovan-Embiricos to not solicit, during the Term and for a period of one year thereafter, any person or entity engaged by us as an employee, customer or supplier of, or consultant or advisor to, us to terminate that party's relationship us.

Our Stockholders' Agreement

        The stockholders' agreement among us and our stockholders, which is filed as an exhibit to this report, provides our stockholders with certain resale, demand and piggyback registration rights. The registration rights provisions of our stockholders' agreement also contains customary cross-indemnification provisions, pursuant to which we are obligated to indemnify the selling stockholders in the event of material misstatements or omissions in a registration statement attributable to us, and the selling stockholders are obligated to indemnify the us for material misstatements or omissions attributable to them.

Policies and Procedures for Related Party Transactions

        Our board of directors has adopted a written related person transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Exchange Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

        As provided by our audit committee charter, our audit committee is responsible for reviewing and approving any related party transaction.

Director Independence

        Our board of directors has determined that all of our directors, other than Mr. Ward, are independent directors, as defined by the applicable rules and regulations of the SEC. In making such determination, the board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that the board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

        There are no family relationships among any of our directors or executive officers.

        For additional information regarding our directors and their committee memberships see Part III, Item 10, "Directors, Executive Officers and Corporate Governance."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Ernst & Young LLP provided audit services to the Company consisting of the annual audit of the Company's 2013 financial statements contained in the Company's Annual Report on Form 10-K and reviews of the financial statements contained in the Company's Quarterly Reports on Form 10-Q for fiscal year 2013. The following table summarizes the fees of Ernst & Young LLP billed to the Company for the last two fiscal years.

	Fiscal Year		Fiscal Year
Fee Category	2013	% of Total	2012	% of Total
	(dollars in thousands)
Audit Fees(1)	$383	90.3%	$366	61.0%
Audit-Related Fees(2)	20	4.7%	224	37.3%
Tax Fees(3)	21	5.0%	10	1.7%
Total Fees	$424	100%	$600	100%

(1)
Audit fees consist of fees for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports on Form 10-Q during fiscal year 2013.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees". Audit- related fees reported in fiscal years 2013 and 2012 relate to the review of registration statements on Form S-1and filings on Form 8-K.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the review of our U.S. tax returns, accounted for $13,000 and $10,000 of the total tax fees for fiscal year 2013 and 2012, respectively.

        The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, Ernst & Young LLP. The policy requires that all services to be provided by Ernst & Young LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal 2013 and fiscal 2012.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Financial Statements

        The following financial statements and supplementary data are included in Part II of Item 8 filed of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	95
Balance Sheets as of December 31, 2013 and 2012	96
Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011	97
Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Deficit for the years ended December 31, 2013, 2012 and 2011	98
Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	100
Notes to Financial Statements	101

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

RADIUS HEALTH, INC.
By:	/s/ ROBERT E. WARD Robert E. Ward President and Chief Executive Officer

Date: February 26, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. WARD Robert E. Ward	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014
/s/ B. NICHOLAS HARVEY B. Nicholas Harvey	Chief Financial Officer (Principal Accounting and Financial Officer)	February 26, 2014
/s/ ALAN H. AUERBACH Alan H. Auerbach	Director	February 26, 2014
/s/ ANSBERT K. GADICKE Ansbert K. Gadicke	Director	February 26, 2014
/s/ KURT C. GRAVES Kurt C. Graves	Director	February 26, 2014
/s/ OWEN HUGHES Owen Hughes	Director	February 26, 2014
/s/ MORANA JOVAN-EMBIRICOS Morana Jovan-Embiricos	Director	February 26, 2014

Signature	Title	Date

/s/ MARTIN MÜNCHBACH Martin Münchbach	Director	February 26, 2014
/s/ ELIZABETH STONER Elizabeth Stoner	Director	February 26, 2014

 EXHIBIT INDEX

Exhibit No.		Description
2.1	(8)	Agreement and Plan of Merger, dated April 25, 2011

3.1	(41)	Certificate of Incorporation, as amended, including the Certificate of Designations of Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock, Series A-5 Convertible Preferred Stock and Series A-6 Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on May 17, 2011, as amended, and the Certificate of Designations of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on April 23, 2013

3.2	(7)	By-Laws, as amended

4.1	(12)	Amended and Restated Stockholders' Agreement, dated as of May 17, 2011, as amended, by and among the Company and the stockholders party thereto.

4.2	(28)	Third Amended and Restated Stockholders' Agreement, dated April 23, 2013, by and among the Company and the stockholders party thereto

4.3	(18)	Fourth Amended and Restated Stockholders' Agreement, dated February 14, 2014, by and among the Company and the stockholders party thereto

10.1	(8)*	Clinical Trial Services Agreement and Work Statement NB-1, dated March 29, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S

10.2	(12)*	Clinical Trial Services Agreement Amendment No. 1 to Work Statement NB-1, effective as of December 9, 2011, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.3	(21)*	Clinical Trial Services Agreement Amendment No. 2 to Work Statement NB-1, effective as of June 18, 2012, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.4	(33)	Clinical Trial Services Agreement Amendment No. 1 to Work Statement NB-2, dated November 6, 2013, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.5	(33)	Clinical Trial Services Agreement Amendment No. 3 to Work Statement NB-1, dated November 6, 2013, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.6	(6)	Amended and Restated Stock Issuance Agreement, dated May 16, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S

10.7	(36)	Letter Agreement, dated as of December 6, 2013, by and between the Company and Nordic Bioscience A/S

10.8	(8)	Side Letter, dated March 29, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S

Exhibit No.		Description
10.9	(22)	Amendment, dated as of July 26, 2012, to Side Letter Agreement, dated March 29, 2011, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.10	(22)*	Letter of Intent, dated as of July 26, 2012, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.11	(24)	Letter of Intent, dated as of October 22, 2012, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.12	(26)*	Work Statement NB-2, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII/AS.

10.13	(26)*	Work Statement NB-3, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII/AS.

10.14	(26)	Amendment No. 1, dated as of February 21, 2013, to Amended and Restated Stock Issuance Agreement, dated as of May 16, 2011, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S.

10.15	(8)*	License Agreement, dated September 27, 2005, by and between the Company, as successor to Nuvios, Inc., and SCRAS SAS, on behalf of itself and its Affiliates

10.16	(8)*	Pharmaceutical Development Agreement, dated January 2, 2006, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS

10.17	(8)*	Amendment No. 1 to Pharmaceutical Development Agreement, dated January 1, 2007, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS

10.18	(8)	License Agreement Amendment No. 1, dated September 12, 2007, by and between the Company, as successor to Radius Health, Inc., and SCRAS SAS

10.19	(8)*	Amendment No. 2 to Pharmaceutical Development Agreement, dated January 1, 2009, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS

10.20	(8)*	Amendment No. 3 to Pharmaceutical Development Agreement, dated June 16, 2010, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS

10.21	(13)*	Amendment No. 4 to Pharmaceutical Development Agreement, entered into as of December 15, 2011, by and between the Company and Beaufour Ipsen Industrie S.A.S.

10.22	(9)	License Agreement Amendment No. 2, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS

10.23	(9)	Series A-1 Convertible Preferred Stock Issuance Agreement, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS

10.24	(28)	Series B Convertible Preferred Stock and Warrant Purchase Agreement, dated April 23, 2013, by and among the Company and the Investors listed therein

10.25	(8)	Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd., including Amendment No. 1, dated May 19, 2011.

Exhibit No.		Description

10.26	(40)	Amendment No. 2, dated January 30, 2014, to the Development and Manufacturing Services Agreement, by and between the Company and LONZA Sales Ltd.

10.27	(8)*	Work Order No. 2, dated January 15, 2010, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.

10.28	(8)*	Amendment No. 3 to Work Order No.2, dated December 15, 2010, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.

10.29	(14)*	Work Order No. 4, dated December 23, 2011, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.

10.30	(8)*	Development and Clinical Supplies Agreement, dated June 19, 2009, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.33	(8)*	Amendment No. 1, dated December 31, 2009, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.32	(8)*	Amendment No. 2, dated September 16, 2010, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.33	(8)*	Amendment No. 3, dated September 29, 2010, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.34	(8)*	Change Order Form—Amendment No. 5, dated February 4, 2011, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.35	(8)*	Amendment No. 4, dated March 2, 2011, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.36	(8)*	Change Order Form #6, dated June 20, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.37	(8)*	Change Order Form #7, dated August 2, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.38	(8)*	Change Order Form #8, dated July 28, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.39	(8)*	Addendum to Change Order Form #8, dated August 16, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.40	(8)*	Change Order Form #9, dated August 12, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.41	(8)*	Change Order Form #10, dated October 3, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.42	(19)*	Change Order Form #12, dated February 23, 2012, to the 3M Development Agreement, by and between the Company and 3M

Exhibit No.		Description
10.43	(15)*	Change Order Form #13, dated May 1, 2012, to the 3M Development Agreement, by and between the Company and 3M

10.44	(23)*	Change Order Form #14, dated August 15, 2012, to the 3M Development Agreement, by and between the Company and 3M

10.45	(23)*	Change Order Form #15, dated July 16, 2012, to the 3M Development Agreement, by and between the Company and 3M

10.46	(25)*	Amendment No. 5, dated December 14, 2012 and effective as of November 30, 2012, to the 3M Development Agreement by and between the Company and 3M and Change Order Form #19, entered into on October 12, 2012, to the 3M Development Agreement

10.47	(8)*	Laboratory Services and Confidentiality Agreement, dated March 31, 2004, by and between the Company, as successor to Nuvios, Inc., and Charles River Laboratories, Inc.

10.48	(8)	First Amendment to Laboratory Services and Confidentiality Agreement, dated November 7, 2008, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories, Inc.

10.49	(8)*	Letter of Payment Authorization, dated November 20, 2010, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories Preclinical Services Montréal Inc.

10.50	(8)*	Letter of Payment Authorization, dated February 7, 2011, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories Preclinical Services Montréal Inc.

10.51	(27)*	Amended Letter of Payment Authorization, dated January 20, 2012, by and between the Company and Charles River Laboratories, Inc.

10.52	(27)*	Amended Letter of Payment Authorization, dated May 1, 2012, by and between the Company and Charles River Laboratories, Inc.

10.53	(27)*	Amended Letter of Payment Authorization, dated September 14, 2012, by and between the Company and Charles River Laboratories, Inc.

10.54	(23)*	Letter of Payment Authorization, dated September 24, 2012, by and between the Company and Charles River Laboratories, Inc.

10.55	(27)*	Letter of Payment Authorization, dated November 15, 2012, by and between the Company and Charles River Laboratories, Inc.

10.56	(8)*	License Agreement, dated June 29, 2006, by and between the Company, as successor to Radius Health, Inc., and Eisai Co., Ltd.

10.57	(9)	Series A-1 Purchase Agreement, dated April 25, 2011, by and among the Company, as successor to Radius Health, Inc., and the Investors listed therein, as amended

10.58	(16)	Amendment No. 1 to Series A-1 Convertible Preferred Stock Purchase Agreement, dated May 11, 2011

10.59	(1)	Redemption Agreement, by and between MPM Acquisition Corp. and MPM Asset Management LLC, dated April 25, 2011

Exhibit No.		Description
10.60	(2)(3)	Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan, assumed in the Merger

10.61	(2)(3)	Radius Health, Inc. First Amendment to 2003 Long-Term Incentive Plan effective as of December 15, 2006, assumed in the Merger

10.62	(2)(3)	Radius Health, Inc. Second Amendment to 2003 Long-Term Incentive Plan effective as of March 28, 2008, assumed in the Merger

10.63	(2)(3)	Radius Health, Inc. Third Amendment to 2003 Long-Term Incentive Plan effective as of November 14, 2008, assumed in the Merger

10.64	(2)	Radius Health, Inc. 2003 Long-Term Incentive Plan Form of Stock Option Agreement

10.65	(2)(3)	Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 28, 2004, by and between the Company, as successor to Nuvios, Inc., and Richard Lyttle for Option No. 04-103

10.66	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 07-08

10.67	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 08-09

10.68	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 08-14

10.69	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated February 15, 2006, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 06-07

10.70	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 07-07

10.71	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 08-05

10.72	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 08-10

10.73	(2)(3)	Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan Stock Option Agreement, dated December 16, 2003, by and between the Company, as successor to Nuvios, Inc., and Gary Hattersley for Option No. 03-001

10.74	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated February 15, 2006, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 06-02

10.75	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 07-06

Exhibit No.		Description
10.76	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 08-08

10.77	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 08-13

10.78	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 07-09

10.79	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 08-06

10.80	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 08-11

10.81	(3)(9)	Radius Health, Inc. 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 12, 2010, by and between the Company and Alan Auerbach for Option No. 10-01

10.82	(3)(9)	Radius Health, Inc. 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 12, 2010, by and between the Company and Alan Auerbach for Option No. 10-02

10.83	(4)	Radius Health, Inc. 2011 Equity Incentive Plan

10.84	(30)	Radius Health, Inc. 2011 Equity Incentive Plan, as amended

10.85	(4)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement

10.86	(4)	Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement, dated November 7, 2011, by and between the Company and Kurt C. Graves for Option No. 11-01

10.87	(4)	Radius Health, Inc. 2011 Equity Incentive Plan Statutory Stock Option Agreement, dated November 7, 2011, by and between the Company and Kurt C. Graves for Option No. 11-02

10.88	(31)	Radius Health, Inc. 2013 Employee Bonus Plan

10.89	(2)	Employment Letter Agreement, dated July 2, 2004, by and between the Company, as successor to Nuvios, Inc., and C. Richard Edmund Lyttle

10.90	(11)	Transition Agreement, dated November 30, 2011, by and between the Company and C. Richard Edmund Lyttle

10.91	(19)	First Amendment to Transition Agreement, dated February 29, 2012, by and between the Company and C. Richard Edmund Lyttle

10.92	(19)	Consulting Agreement, dated February 29, 2012, by and between the Company and C. Richard Edmund Lyttle

10.93	(35)	Letter Agreement, dated as of November 26, 2013, by and between the Company and C. Richard Lyttle, Ph.D.

Exhibit No.		Description

10.94	(32)	Consulting Agreement, dated July 1, 2013, by and between the Company and Morana Jovan-Embiricos

10.95	(39)	Letter agreement, dated January 22, 2014, between the Company and Morana Jovan-Embiricos

10.96	(2)	Employment Letter Agreement, November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Gary Hattersley

10.97	(2)	Employment Letter Agreement, dated January 30, 2006, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea

10.98	(2)	Employment Letter Agreement, dated November 15, 2006, by and between the Company, as successor to Radius Health, Inc., and B. Nicholas Harvey

10.99	(34)	Executive Employment Agreement, dated as of November 12, 2013, by and between the Company and Andrew J. Fromkin

10.100	(34)	Executive Employment Agreement, dated as of November 12, 2013, by and between the Company and Michael A. Metzger

10.101	(37)	Executive Employment Agreement, dated as of December 12, 2013, by and between the Company and Robert Ward

10.102	(11)	Letter Agreement, dated December 1, 2011, by and between the Company and Michael S. Wyzga

10.103	(17)	Employment Letter Agreement, dated November 9, 2011, by and between the Company and Louis Brenner

10.104	(38)	Separation Agreement and Release, dated as of January 8, 2014, by and between the Company and Louis Brenner, M.D.

10.105	(15)	Employment Letter Agreement, dated March 27, 2012, by and between the Company and Michael Franken

10.106	(34)	Separation and Release Agreement, dated as of November 11, 2013, by and between the Company and Michael Franken

10.107	(34)	Separation and Release Agreement, dated as of November 11, 2013, by and between the Company and Michael S. Wyzga

10.108	(34)	Letter Agreement, dated as of November 11, 2013, by and between the Company and Michael S. Wyzga

10.109	(39)	Consulting Agreement, dated as of January 22, 2014, between the Company and Orbit Advisors Limited

10.110	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Ansbert K. Gadicke

10.111	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and C. Richard Edmund Lyttle

10.112	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Martin Münchbach

10.113	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Jonathan Fleming

Exhibit No.		Description

10.114	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Kurt Graves

10.115	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Elizabeth Stoner

10.116	(2)	Indemnification Agreement, dated October 12, 2010, by and between the Company, as successor to Radius Health, Inc., and Alan Auerbach

10.117	(17)	Indemnification Agreement, dated December 5, 2011, by and between the Company and Michael S. Wyzga

10.118	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Michael Rosenblatt, M.D.

10.119	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Christopher Mirabelli

10.120	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Augustine Lawlor

10.121	(2)	Indemnification Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Edward Mascioli, M.D.

10.122	(28)	Indemnification Agreement, dated April 23, 2013, by and between the Company and Owen Hughes

10.123	(28)	Indemnification Agreement, dated April 23, 2013, by and between the Company and Morana Jovan-Embiricos

10.124	(7)	Consent to Sublease, dated January 14, 2011, by and among the Company, as successor to Radius Health, Inc., Sonos, Inc., and Broadway/Hampshire Associates Limited Partnership

10.125	(7)	Sublease, dated January 14, 2011, by and between the Company, as successor to Radius Health, Inc., and Sonos, Inc.

10.126	(2)	Amended and Restated Warrant to Purchase Common Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and SVB Financial Group

10.127	(28)	Form of Warrant to Purchase Shares of Common Stock issued by the Company to certain investors and attached schedule with details

10.128	(2)(3)	Warrant to Purchase Series A-1 Convertible Preferred Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Leerink Swann LLC

10.129	(12)	Warrant to Purchase Series A-1 Convertible Preferred Stock issued by the Company to Leerink Swann LLC on November 18, 2011

10.130	(12)	Warrant to Purchase Series A-1 Convertible Preferred Stock issued by the Company to Leerink Swann LLC on December 14, 2011

10.131	(5)	Loan and Security Agreement, dated May 23, 2011, with General Electric Capital Corporation as agent and a lender, and Oxford Finance LLC as a lender

Exhibit No.		Description
10.132	(19)	First Amendment to Loan and Security Agreement, dated February 27, 2012, by and among the Company, General Electric Capital Corporation and Oxford Finance LLC

10.133	(20)	Third Amendment to Loan and Security Agreement, dated May 29, 2012, by and among the Company, General Electric Capital Corporation and Oxford Finance LLC

10.134	(29)	Consent to Loan and Security Agreement, dated April 30, 2013, by and between the Company and General Electric Capital Corporation as agent and lender, and Oxford Finance I, LLC and Oxford Finance Funding Trust 2012-1, each as a lender

10.135	(5)	Promissory Note, dated May 23, 2011, issued by the Company to General Electric Capital Corporation in the principal amount of up to $12,500,000

10.136	(5)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $3,125,000

10.137	(5)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of up to $9,375,000

10.138	(10)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of up to $6,250,000

10.139	(5)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to GE Capital Equity Investments

10.140	(5)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to Oxford Finance LLC

10.141	(10)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated November 21, 2011, issued by the Company to GE Capital Equity Investments

10.142	(10)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated November 21, 2011, issued by the Company to Oxford Finance LLC

10.143	(20)	Warrant to Purchase Shares of Series A-1 Convertible preferred stock, dated May 29, 2012, issued by the Company to GE Capital Equity Investments

10.144	(20)	Warrant to Purchase Shares of Series A-1 Convertible preferred stock, dated May 29, 2012, issued by the Company to Oxford Finance LLC

10.145	(7)	Lease by and between Broadway Hampshire Associates Limited Partnership and Radius Health, Inc. 201 Broadway Cambridge, Massachusetts, dated July 15, 2011

23.1	(41)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	(41)	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(41)	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(41)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(41)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
101.INS	(41)	XBRL Instance Document

101.SCH	(41)	XBRL Taxonomy Extension Schema Document

101.CAL	(41)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(41)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(41)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	(41)	XBRL Taxonomy Extension Definition Linkbase Document

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

(15)
Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 4, 2012.

(16)
Incorporated by reference to our Registration Statement on Form S-1 filed on June 23, 2011.

(17)
Incorporated by reference to our Registration Statement on Form S-1 filed on February 6, 2012.

(18)
Incorporated by reference to our Current Report on Form 8-K filed on February 14, 2014.

(19)
Incorporated by reference to our Current Report on Form 8-K filed on February 29, 2012.

(20)
Incorporated by reference to our Current Report on Form 8-K filed on June 4, 2012.

(21)
Incorporated by reference to our Current Report on Form 8-K filed on June 22, 2012.

(22)
Incorporated by reference to our Current Report on Form 8-K filed on August 1, 2012.

(23)
Incorporated by reference to our Registration Statement on Form S-1/A filed on September 28, 2012.

(24)
Incorporated by reference to our Registration Statement on Form S-1/A filed on November 7, 2012.

(25)
Incorporated by reference to our Current Report on Form 8-K filed on December 20, 2012.

(26)
Incorporated by reference to our Current Report on Form 8-K filed on February 26, 2013.

(27)
Incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2013.

(28)
Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2013.

(29)
Incorporated by reference to our Current Report on Form 8-K filed on May 14, 2013.

(30)
Incorporated by reference to our Current Report on Form 8-K filed on June 7, 2013.

(31)
Incorporated by reference to our Current Report on Form 8-K filed on June 26, 2013.

(32)
Incorporated by reference to our Current Report on Form 8-K filed on July 30, 2013.

(33)
Incorporated by reference to our quarterly Report on Form 10-Q filed on November 14, 2013.

(34)
Incorporated by reference to our Current Report on Form 8-K filed on November 15, 2013.

(35)
Incorporated by reference to our Current Report on Form 8-K filed on November 29, 2013.

(36)
Incorporated by reference to our Current Report on Form 8-K filed on December 12, 2013.

(37)
Incorporated by reference to our Current Report on Form 8-K filed on December 17, 2013.

(38)
Incorporated by reference to our Current Report on Form 8-K filed on January 8, 2014.

(39)
Incorporated by reference to our Current Report on Form 8-K filed on February 3, 2014.

(40)
Incorporated by reference to our Current Report on Form 8-K filed on February 11, 2014.

(41)
Filed herewith.