Form 10-K/A
period 2013-12-31
Radius Health, Inc.
filed 2014-04-03
CIK 1428522

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

         Number of shares outstanding of the registrant's common stock, par value $0.0001 per share, as of February 26, 2014: 879,370

Explanatory Note

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K (the "Original Annual Report") for the year ended December 31, 2013, which was originally filed with the Securities and Exchange Commission (the "SEC") on February 26, 2014. We are filing this Amendment in response to a comment letter received from the SEC (the "Comment Letter") in connection with its review of our registration statement on Form S-1. Pursuant to the SEC Comment Letter, changes and revisions have been made to the following items: Item 1. Business; Item 1A. Risk Factors; Item 7. Management's Discussion and Analysis; Item 8. Financial Statements and Supplementary Data; Item 10. Directors, Executive Officers and Corporate Governance; Item 11. Executive Compensation; and Item. 13. Certain Relationships and Related Transactions, and Director Independence; Item 15. Exhibits and Financial Statement Schedules. In addition, we have also updated certain information to reflect subsequent events, including amendments to our agreements with Nordic Bioscience Clinical Development VII A/S, a subsequent issuance of our series B-2 convertible preferred stock, the termination of our agreement with Orbit Advisors Limited, and the submission to the FDA of an application for orphan medicinal product designation of RAD1901. These revised items are filed herewith in this amended report in their entirety.

        Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings. For convenience, a complete copy of the Original Annual Report, as amended, has been filed.

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

RAD1901

        RAD1901 is a SERD that we believe crosses the blood-brain barrier and that we are evaluating for the treatment of BCBM. RAD1901 has been shown to bind with good selectivity to the estrogen receptor and to have both estrogen-like and estrogen-antagonistic effects in different tissues. In many cancers, hormones, like estrogen, stimulate tumor growth and a desired therapeutic goal is to block this estrogen-dependent growth while inducing apoptosis of the cancer cells. SERDs are an emerging class of endocrine therapies that directly induce estrogen receptor, or ER, degradation, enabling them to remove the estrogen growth signal in ER-dependent tumors without allowing ligand-independent resistance to develop. There is currently only one SERD, Faslodex (fulvestrant), approved for the treatment of hormone-receptor positive metastatic breast cancer; however, for patients with brain metastases (BCBM), there are no approved targeted therapies that cross the blood-brain barrier. We believe there is a significant opportunity for RAD1901 to be the first ER-targeted therapy that crosses the blood-brain barrier to more effectively treat ER-positive BCBM and potentially reduce both intracranial and extracranial BCBM tumors. We intend to commence a Phase 1 clinical trial in 2014 to evaluate high-dose RAD1901 for the treatment of BCBM. In March 2014, we submitted to the FDA an application for orphan medicinal product designation of RAD1901 for the treatment of BCBM.

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

        Additional information regarding our clinical trials, their designs and the results of previously completed clinical trials is described in the section entitled "—Our Product Candidates." The U.S. National Institutes of Health also provides a database of human clinical trials that includes our Phase 2 or later clinical trials, which can be found at www.clinicaltrials.gov. The information contained in, or that can be accessed through, this website is not part of, and is not incorporated into, this annual report.

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

        In April 2011, we commenced our ongoing Phase 3 clinical trial of Abaloparatide-SC, which completed enrollment in March 2013 with 2,463 subjects. The trial was designed to enroll 2,400 subjects that would be randomized equally to receive daily doses of one of the following: 80 µg of abaloparatide, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. The trial is designed to test our belief that abaloparatide is superior to placebo for prevention of vertebral fracture and to Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia. We believe the trial will also show that BMD gains for abaloparatide patients will occur earlier than for Forteo patients. In 2012 we participated in a Type A meeting with the Division of Reproductive and Urologic Products of the FDA and discussed the Abaloparatide-SC single pivotal placebo-controlled, comparative Phase 3 fracture study. The FDA indicated that it wanted us to provide additional feedback on the design of our ongoing Phase 3 clinical trial so that the data would be adequate for submission of an NDA for the treatment of osteoporosis. Following this meeting, we amended our protocol to incorporate changes in response to our discussions with the FDA, which included the addition of a 6-month extension study during which patients will receive an approved alendronate therapy in order to obtain 24-month fracture data. The FDA determination of the approvability of any NDA is made based on their independent assessment of the totality of the data submitted. Based our discussions with the FDA, we believe that a successful, single pivotal placebo-controlled, comparative Phase 3 fracture study will be sufficient to support approval of Abaloparatide-SC for the treatment of osteroporosis in the United States. We believe that the use of a single pivotal placebo-controlled comparative Phase 3 fracture study is consistent with the approach taken with Forteo and Prolia, which were each approved by the FDA for the treatment of osteoporosis in the United States on the basis of a single pivotal placebo-controlled Phase 3 fracture study.

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

        Abaloparatide-SC was well tolerated at all doses and safety events were consistent with usual medical events in a study population of this age and gender. The safety profile was also similar to that of Forteo and there were no treatment-related serious adverse events, or SAE's. Adverse events were reported by 74% of patients in the first six months of treatment, with a similar incidence across all treatment groups. The majority of on-treatment events were mild-to-moderate in severity and there were no deaths reported. Treatment-related treatment emergent adverse events were reported in approximately 30% of patients, with similar incidence across all treatment groups. Seven subjects discontinued due to adverse events: one in the abaloparatide 20 µg group, one in the abaloparatide 40 µg group, three in the abaloparatide 80 µg group and two in the Forteo group. Eight patients (four percent) experienced at least one SAE and the incidence of such events was similar across treatment groups. Five SAEs, unrelated to treatment, were reported in three patients. Local tolerance at the injection site was similar across treatment groups and fewer than 20% of subjects reported any symptoms, such as redness at the injection site across the many months of injections.

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

        In June 2012, we entered into a second amendment to the Work Statement NB-1, or the Second Amendment. Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services provided at existing sites and the addition of the new study sites within the study's parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement each be reduced by an amount of €11,941 ($16,454) per subject for any subjects enrolled in India or the United States. Such reductions are applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the extra services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total €3.7 million ($5.1 million) and $205,540, respectively.

        In March 2014, we entered into a fourth amendment to the Work Statement NB-1, or the Fourth Amendment. Pursuant to the terms of the Fourth Amendment, we agreed to pay to Nordic an additional performance incentive, or a Performance Incentive Payment, of $500,000 for every 50 patients that, subsequent to March 28, 2014, complete all end-of-study procedures, up to a maximum aggregate amount of additional payments equal to $5.0 million. Any Performance Incentive Payment will be paid in cash in the event an underwritten initial public offering of shares of our common stock, or an IPO, is consummated prior to May 31, 2014. Should an IPO not be consummated by us prior to May 31, 2014, any Performance Incentive Payments will be paid instead through the issuance to Nordic of shares of our capital stock under the same model for equity-based compensation that is contemplated by our existing outstanding work statements under the Clinical Trial Services Agreement.

        The Work Statement NB-1, as amended on December 9, 2011, June 18, 2012 and March 28, 2014, provides for a total of up to approximately €41.2 million ($56.7 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Trial, plus aggregate Performance Incentive Payments of up to $5.0 million. These payments may be adjusted based upon actual sites opened, work performed or number of patients enrolled.

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

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of our Series A-6 Convertible Preferred Stock, or Series A-6, or shares of common stock if our preferred stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value, under the Work Statement NB-1 of up to €36.8 million ($50.7 million) (the "Nordic Accruing Dividend"). In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Phase 3 Clinical Trial is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Trial. On the last business day of each calendar quarter (each, an "Accrual Date"), beginning with the quarter ended June 30, 2011, the Company has a liability, under the Work Statement NB-1 to issue shares of Series A-6 (or common stock, after the conversion of the Company's preferred stock into common stock) to Nordic that is referred to as the "Applicable Quarterly Amount" and is equal to €36.8 million ($50.7 million) (subject to adjustment in accordance with the applicable provisions of the Second Amendment relating to consideration payable for patients enrolled in India and the U.S.) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by the number of calendar quarters it will take to complete the Phase 3 Clinical Trial. To calculate the aggregate number of shares due to Nordic in each calendar quarter, we convert the portion of €36.8 million ($50.7 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. We then calculate the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 438,124 shares of Series A-6 were due to Nordic under Work Statement NB-1, as amended, or, after the automatic conversion into common stock of our preferred stock, 4,381,240 shares of our common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-1 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 438,124 shares accrued under Work Statement NB-1 on December 31, 2013.

        On March 28, 2014, we entered into Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011, or the Second Stock Issuance Agreement Amendment, with Nordic. The Second Stock Issuance Agreement Amendment required that our board of directors declare, as soon as reasonably practical, a stock dividend of 29 shares of our Series A-6 for each share of our outstanding Series A-5, all of which are held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3, excluding any Performance Incentive Payments payable in stock. In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 186,847 shares on March 31, 2014. The Second Stock Issuance Agreement Amendment provides further that in the event an IPO occurs prior to May 31, 2014, any payments owed by us to Nordic in relation to Work Statement NB-1 and Work Statement NB-3 for all periods of time after 2014, excluding any Performance Incentive Payments, will be changed from the right to receive stock to the right to receive a total cash payment from us of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015. The Second Stock Issuance Agreement Amendment also stipulates that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an IPO be payable in cash.

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

        In March 2014, we entered into an amendment to the Work Statement NB-3, or the NB-3 Amendment. The NB-3 Amendment was effective as of February 28, 2014 and provides that Nordic will perform a Period 2 extension study, or the Second Extension, to evaluate an additional eighteen months of standard-of-care osteoporosis management following the Period 1 extension of six months upon completion of the Phase 3 clinical study of our Abaloparatide-SC product. Payments in cash to be made by us to Nordic under the NB-3 Amendment are denominated in both euros and U.S. dollars and total up to approximately €3.0 million ($4.1 million) and $527,740, respectively. In addition, we agreed to issue to Nordic shares of our series A-6 convertible preferred stock having a value of up to the sum of approximately €3.0 million ($4.1 million) and $527,740 as additional payment for the services to be provided under the NB-3 Amendment, with the issuance of such shares to be made pursuant to the terms of an Amendment No. 2, entered into by us with Nordic on March 28, 2014, to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011, or the Second Stock Issuance Agreement Amendment.

        Payments in cash to be made to Nordic under the Work Statement NB-3, as amended by the NB-3 Amendment are denominated in both euros and U.S. dollars and total up to €7.5 million ($10.3 million) and $1.1 million, respectively. In addition, the Company will issue to Nordic, shares of our Series A-6 having a value of up to €7.5 million ($10.3 million) and $0.8 million, as additional payment for services to be provided under the Work Statement NB-3 and the Clinical Trial Services Agreement.

        The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic was entitled to receive quarterly stock dividends in connection with services performed under the Work Statement NB-3, payable in shares of Series A-6 or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our amended certificate of incorporation, having an aggregate value of up to €7.5 million ($10.3 million) and $0.8 million. In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Extension Study is determined based upon the estimated period that will be required to complete the Extension Study. On each Accrual Date, beginning with the quarter ended March 31, 2013, we will recognize a liability to issue shares of Series A-6 to Nordic with an Applicable Quarterly Amount value equal to €7.5 million ($10.3 million) and $0.8 million minus the aggregate value of any previously accrued Nordic Accruing Dividend related to the Extension Study divided by the number of calendar quarters it will take to complete the Extension Study. We calculate the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing such Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 25,772 shares of Series A-6 were due to Nordic under Work Statement NB-3, or, after the automatic conversion into common stock of the Company's preferred stock, 257,720 shares of our common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-3 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 25,772 shares accrued under Work Statement NB-3 on December 31, 2013.

        On March 28, 2014, we entered into Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011, or the Second Stock Issuance Agreement Amendment, with Nordic. The Second Stock Issuance Agreement Amendment required that our board of directors declare, as soon as reasonably practical, a stock dividend of 29 shares of our Series A-6 for each share of our outstanding Series A-5, all of which are held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3, excluding any Performance Incentive Payments payable in stock. In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 186,847 shares on March 31, 2014. The Second Stock Issuance Agreement Amendment provides further that in the event an IPO occurs prior to May 31, 2014, any payments owed by us to Nordic in relation to Work Statement NB-1 and Work Statement NB-3 for all periods of time after 2014, excluding any Performance Incentive Payments, will be changed from the right to receive stock to the right to receive a total cash payment from us of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015. The Second Stock Issuance Agreement Amendment also stipulates that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an IPO be payable in cash.

        On December 6, 2013, we entered into a Letter of Intent, or the Letter of Intent, with Nordic, which provided that we and Nordic would continue to negotiate the definitive terms of the NB-3 Amendment. Pursuant to the Letter of Intent, we were required to make an initial payment of €222,573 ($0.3 million) and agreed to commence payment of the cash compensation due in consideration of the services being provided by Nordic under the NB-3 Amendment. The Letter of

Intent terminated in accordance with its terms on February 28, 2014 (pursuant to an extension mutually agreed to by us and Nordic).

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

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends in connection with services performed under Work Statement NB-2, payable in shares of Series A-6, or shares of common stock if our preferred stock has been automatically converted in accordance with its amended certificate of incorporation. In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

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

Employees

        As of March 31, 2014, we employed 11 full-time employees and two part-time employees, four of whom held Ph.D. or M.D. degrees. Eight of our employees were engaged in research and development activities and five were engaged in support administration, including business development and finance. We intend to use CROs and other third parties to perform our clinical studies and manufacturing.

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

 Risks Related to Our Business

Risks Related to Our Financial Position and Need for Capital

We currently have no product revenues and the report of our independent auditors expresses doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on favorable terms, if at all, in order to continue operating our business.

        To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are Abaloparatide-SC, Abaloparatide-TD, RAD1901 and RAD140, and none of these product candidates is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, borrowings, licensing fees and grants and, potentially, future offerings of our securities. We believe that our existing resources will be sufficient to fund our planned operations into the third quarter of 2014. However, our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern, which is expressed in the report of our independent auditors. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. If we fail to obtain additional capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

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

        The Phase 3 clinical trial and subsequent extension studies of Abaloparatide-SC are being managed by Nordic at certain clinical sites operated by the Center for Clinical and Basic Research, or CCBR, a leading global CRO with extensive experience in global osteoporosis registration studies. Nordic controls, and holds an ownership interest in, the local CCBR clinical sites. The clinical trial investigators are employees of CCBR and may also hold an equity interest in the local CCBR clinical trials.

        In consideration of Nordic's management of our Phase 3 clinical trial and subsequent extension studies, we have agreed to make various cash payments to Nordic denominated in both euros and U.S. dollars over the course of the Phase 3 study equal to a total of up to approximately €48.6 million ($67.0 million) and a total of up to approximately $4.4 million plus up to an additional $5.0 million in aggregate performance incentive payments, payable in cash or stock depending on the timing of the closing of an underwritten offering of shares of our common stock. We also agreed to sell shares of capital stock to Nordic that were exchanged in the Merger for 6,443 shares of our series A-5 convertible preferred stock for proceeds of approximately $0.5 million. These shares of our series A-5 convertible preferred stock will automatically convert into 64,430 shares of our common stock upon the listing of our common stock on a national securities exchange. Pursuant to the terms of our agreements with Nordic, we will also issue to Nordic shares of stock with an aggregate value of up to approximately €44.3 million ($61.0 million) and $0.8 million in consideration of Nordic's management of the Phase 3 clinical trial. These shares of stock accrue or have accrued at a quarterly rate based on the progress of the Phase 3 clinical trial at a price per share equal to the $8.142. On each of December 31, 2013 and March 31, 2014, our board of directors declared a stock dividend to pay all shares of stock that had accrued as of such dates and that are anticipated to accrue through December 31, 2014, representing an aggregate of 682,958 shares of our series A-6 convertible preferred stock that will automatically convert into 6,829,580 shares of our common stock upon the listing of our common stock on the NASDAQ Global Market. Following an underwritten initial public offering of shares of our common stock, or an IPO, if consummated by us prior to May 31, 2014, all compensation remaining payable to Nordic in consideration of their management of our Phase 3 clinical trial will be paid in cash.

        The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control, including any negative outcome of the Phase 3 study. Accordingly, the shares of stock that we have issued to Nordic in consideration of Nordic's management of the Phase 3 clinical trial may be less than the full value originally anticipated under our agreements with Nordic, assuming Nordic did not expect the fair market value of our stock to fluctuate widely over the term of such agreements. As a result, the total consideration that Nordic will receive in cash and stock may be viewed to be below the market price paid by other companies for comparable clinical trial services.

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

RAD1901

        RAD1901 is a SERD that we believe crosses the blood-brain barrier and that we are evaluating for the treatment of BCBM. RAD1901 has been shown to bind with good selectivity to the estrogen receptor and to have both estrogen-like and estrogen-antagonistic effects in different tissues. In many cancers, hormones, like estrogen, stimulate tumor growth and a desired therapeutic goal is to block this estrogen-dependent growth while inducing apoptosis of the cancer cells. SERDs are an emerging class of endocrine therapies that directly induce estrogen receptor, or ER, degradation, enabling them to remove the estrogen growth signal in ER-dependent tumors without allowing ligand-independent resistance to develop. There is currently only one SERD, Faslodex (fulvestrant), approved for the treatment of hormone-receptor positive metastatic breast cancer; however, for patients with brain metastases (BCBM), there are no approved targeted therapies that cross the blood-brain barrier. We believe there is a significant opportunity for RAD1901 to be the first ER-targeted therapy that crosses the blood-brain barrier to more effectively treat ER- positive BCBM and potentially reduce both intracranial and extracranial BCBM tumors. We intend to commence a Phase 1 clinical trial in 2014 to evaluate high-dose RAD1901 for the treatment of BCBM. In March 2014, we submitted an application to the FDA for orphan medicinal product designation of RAD1901 for the treatment of BCBM.

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

        As of December 31, 2013 and 2012, we hold financial assets which are measured using Level 1, Level 2 and Level 3 inputs. Assets measured using Level 1 inputs include money market funds, which are valued using quoted market prices with no valuation adjustments applied. Assets measured using Level 2 inputs include marketable securities that consist primarily of government agency securities (direct issuance bonds, corporate bonds, etc.) and are valued using third-party pricing resources, which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing. Assets and liabilities measured using Level 3 inputs include our stock asset, stock liability, other liability and warrant liability. The stock asset represents the prepaid balance and the stock liability represents the accrued balance of the research and development expense related to the stock dividends to be issued to Nordic in shares of our series A-6 convertible preferred stock (or in shares of common stock if we list our common stock on a national exchange) which is being recognized ratably over the estimated per patient treatment period under the three work statements executed with Nordic, or the Nordic Work Statements. The other liability represents the liability to issue shares of our series A-6 convertible preferred stock for services rendered in connection with the Nordic Work Statements. The liability is calculated based upon the number of shares earned by Nordic through the performance of clinical trial services multiplied by the estimated fair value of our series A-6 convertible preferred stock at each reporting date. The fair values of the stock asset, stock liability and other liability are based upon the fair value of our series A-6 convertible preferred stock as determined using PWERM, as described above.

        The warrant liability represents the liability for the warrants issued to the placement agent we engaged in connection with our series A-1 convertible preferred stock financing, to the investors in our series B convertible preferred stock financing in April and May 2013, and to the lenders in connection with our Credit Facility. The warrant liability is calculated using the Black-Scholes option pricing method.

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

Liquidity and Capital Resources

        From inception to December 31, 2013, we have incurred an accumulated deficit of $277.3 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5.0 million in fees associated with an option agreement. We have also borrowed $25.0 million under our Credit Facility in three term loans. Our total cash, cash equivalents and marketable securities balance as of December 31, 2013 is $12.3 million. On February 14, 2014, we entered into a Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, or the Series B-2 Purchase Agreement, pursuant to which we may raise up to approximately $40.2 million through the issuance of (1) up to 655,000 shares of our Series B-2 preferred stock, or the Series B-2

Shares, and (2) warrants to acquire up to 1,637,500 shares of our common stock, with an exercise price of $6.142 per share. During February and March 2014, we consummated several closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate gross proceeds to us of approximately $27.5 million, we issued an aggregate of 448,060 shares of series B-2 convertible preferred stock, or Series B-2, and warrants to purchase up to a total of 1,120,152 shares of our common stock. See note 19 to the financial statements included in this Annual Report for additional information regarding the issuance of the Series B-2 Shares.

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

        On January 7, 2014, we entered into a letter agreement with Vetter Pharma International GMBH, or Vetter, that authorized Vetter to begin purchasing and installing dedicated equipment that will be utilized in the formulation and filling of Abaloparatide-SC. In accordance with the letter agreement, the total capital expenditures are not to exceed €0.6 million ($0.9 million) without our prior written consent. We expect that all equipment will be purchased and installed in 2014 and funded by our existing cash and cash equivalents.

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

        On various dates in February and March 2014, we consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate gross proceeds to us of approximately $27.5 million, we issued an aggregate of 448,060 Series B-2 Shares and warrants to purchase up to a total of 1,120,152 shares of our common stock.

        Each share of Series B-2 has the right to that number of votes per share as is equal to the number shares of common stock into which such share of Series B-2 is then convertible.

        The warrants issuable pursuant to the Purchase Agreement are exercisable for a period of five years from issuance.

        The issuances on February 14, 2014, February 19, 2014 and February 24, 2014, of the Series B-2 and accompanying warrants under the Purchase Agreement resulted in an additional adjustment to the Conversion Price of the Series A-1, Series A-2 and Series A-3. As a result of the Anti-Dilution Adjustment, the effective conversion price of each share of Series A-1, Series A-2 and Series A-3 was reduced from $7.627 to $7.443. Accordingly, each share of Series A-1, Series A-2 and Series A-3 is currently convertible into 10.939 shares of common stock.

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

        In June 2012, we entered into a second amendment to the Work Statement NB-1, or the Second Amendment. Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services to be provided at existing sites and the addition of the new study sites within the study's parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement each be reduced by an amount of €11,941 ($16,454) per subject for any subjects enrolled in India or the United States. Such reductions are applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total of up to €3.7 million ($5.1 million) and $205,540, respectively.

        In March 2014, we entered into a fourth amendment to the Work Statement NB-1, or the Fourth Amendment. Pursuant to the terms of the Fourth Amendment, we agreed to pay to Nordic an additional performance incentive, or a Performance Incentive Payment, of $500,000 for every 50 patients that, subsequent to March 28, 2014, complete all end-of-study procedures, up to a maximum aggregate amount of additional payments equal to $5.0 million. Any Performance Incentive Payment will be paid in cash in the event an underwritten initial public offering of shares of our common stock, or an IPO, is consummated prior to May 31, 2014. Should an IPO not be consummated by us prior to May 31, 2014, any Performance Incentive Payments will be paid instead through the issuance to Nordic of shares of our capital stock under the same model for equity-based compensation that is contemplated by our existing outstanding work statements under the Clinical Trial Services Agreement.

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

        The Work Statement NB-1, as amended on December 9, 2011, June 18, 2012 and March 28, 2014, provides for a total of up to approximately €41.2 million ($56.7 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Trial, plus Performance Incentive Payments of up to $5.0 million. These payments may be adjusted based upon actual sites opened, work performed or number of patients enrolled.

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

        The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of series A-6 convertible preferred stock or shares of common stock if our preferred stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value, under the Work Statement NB-1, of up to €36.8 million ($50.7 million), or the Nordic Accruing Dividend. In the event Nordic sells the shares of series A-5 convertible preferred stock or in the event the shares of series A-5 convertible preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 convertible preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Phase 3 Clinical Trial is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Trial. On the last business day of each calendar quarter (each, an "Accrual Date"), beginning with the quarter ended June 30, 2011, the Company has a liability, under the Work Statement NB-1, to issue shares of Series A-6 (or common stock, after the conversion of the Company's preferred stock into common stock) to Nordic that is referred to as the "Applicable Quarterly Amount" and is equal to €36.8 million ($50.7 million) (subject to adjustment in accordance with the applicable provisions of the Second Amendment relating to consideration payable for patients enrolled in India and the U.S.) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by the number of calendar quarters it will take to complete the Phase 3 Clinical Trial. To calculate the aggregate number of shares due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million ($50.7 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. We then calculate the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 438,124 shares of Series A-6 were due to Nordic under Work Statement NB-1, as amended, or, after the automatic conversion into common stock of our preferred stock, 4,381,240 shares of our common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-1 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 438,124 shares accrued under Work Statement NB-1 on December 31, 2013.

        On March 28, 2014, we entered into Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011, or the Second Stock Issuance Agreement Amendment, with Nordic. The Second Stock Issuance Agreement Amendment required that our board of directors declare, as soon as reasonably practical, a stock dividend of 29 shares of our Series A-6 for each share of our outstanding Series A-5, all of which are held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3, excluding any Performance Incentive Payments payable in stock. In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 186,847 shares on March 31, 2014. The Second Stock Issuance Agreement Amendment provides further that in the event an IPO occurs prior to May 31, 2014, any payments owed by us to Nordic in relation to Work Statement NB-1 and Work Statement NB-3 for all periods of time after 2014, excluding any Performance Incentive Payments, will be changed from the right to receive stock to the right to receive a total cash payment from us of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015. The Second Stock Issuance Agreement Amendment also stipulates that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an IPO be payable in cash.

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

        In March 2014, we entered into an amendment to the Work Statement NB-3, or the NB-3 Amendment. The NB-3 Amendment was effective as of February 28, 2014 and provides that Nordic will perform a Period 2 extension study, or the Second Extension, to evaluate an additional eighteen months of standard-of-care osteoporosis management following the Period 1 extension of six months upon completion of the Phase 3 clinical study of our Abaloparatide-SC product. Payments in cash to be made by us to Nordic under the NB-3 Amendment are denominated in both euros and U.S. dollars and total up to approximately €3.0 million ($4.1 million) and $527,740, respectively. In addition, we agreed to issue to Nordic shares of our series A-6 convertible preferred stock having a value of up to the sum of approximately €3.0 million ($4.1 million) and $527,740 as additional payment for the services to be provided under the NB-3 Amendment, with the issuance of such shares to be made pursuant to the terms of an Amendment No. 2, entered into by us with Nordic on March 28, 2014, to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011, or the Second Stock Issuance Agreement Amendment.

        Payments in cash to be made to Nordic under the Work Statement NB-3, as amended by the NB-3 Amendment, are denominated in both euros and U.S. dollars and total up to €7.5 million ($10.3 million) and $1.1 million, respectively. In addition, we will issue to Nordic shares of our series A-6 convertible preferred stock having a value of up to €7.5 million ($10.3 million) and $0.8 million, as additional payment for services to be provided under the Work Statement NB-3 and the Services Agreement.

        The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic is entitled to receive quarterly stock dividends in connection with services performed under the Work Statement NB-3, payable in shares of series A-6 convertible preferred stock, or shares of common stock if our preferred stock has been automatically converted into common stock in accordance with our amended certificate of incorporation, having an aggregate value of up to €7.5 million ($10.3 million) and $0.8 million. In the event Nordic sells the shares of series A-5 convertible preferred stock or in the event the shares of series A-5 convertible preferred stock are converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 convertible preferred stock or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

        The Nordic Accruing Dividend related to the Extension Study is determined based upon the estimated period that will be required to complete the Extension Study. On each Accrual Date, beginning with the quarter ended March 31, 2013, the Company will recognize a liability to issue shares of Series A-6 to Nordic with an Applicable Quarterly Amount value equal to €7.5 million ($10.3 million) and $0.8 million minus the aggregate value of any previously accrued Nordic Accruing Dividend related to the Extension Study divided by the number of calendar quarters it will take to complete the Extension Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing such Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $8.142 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic's request, or upon an event of sale. As of December 31, 2013, 25,772 shares of Series A-6 were due to Nordic under Work Statement NB-3, or, after the automatic conversion into common stock of our preferred stock, 257,720 shares of our common stock. In December 2013, Nordic requested that all shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-3 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 25,772 shares accrued under Work Statement NB-3 on December 31, 2013.

        On March 28, 2014, we entered into Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011, or the Second Stock Issuance Agreement Amendment, with Nordic. The Second Stock Issuance Agreement Amendment required that our board of directors declare, as soon as reasonably practical, a stock dividend of 29 shares of our Series A-6 for each share of our outstanding Series A-5, all of which are held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3, excluding any Performance Incentive Payments payable in stock. In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 186,847 shares on March 31, 2014. The Second Stock Issuance Agreement Amendment provides further that in the event an IPO occurs prior to May 31, 2014, any payments owed by us to Nordic in relation to Work Statement NB-1 and Work Statement NB-3 for all periods of time after 2014, excluding any Performance Incentive Payments, will be changed from the right to receive stock to the right to receive a total cash payment from us of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015. The Second Stock Issuance Agreement Amendment also stipulates that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an IPO be payable in cash.

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

        On December 6, 2013, we entered into a Letter of Intent, or the Letter of Intent, with Nordic, which provided that we and Nordic would continue to negotiate the definitive terms of the NB-3 Amendment. Pursuant to the Letter of Intent, we were required to make an initial payment of €222,573 ($0.3 million) and agreed to commence payment of the cash compensation due in consideration of the services being provided by Nordic under the NB-3 Amendment. The Letter of Intent terminated in accordance with its terms on February 28, 2014 (pursuant to an extension mutually agreed to by the Company and Nordic).

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

        We estimate that our cash obligations over the next 12 months in relation to Work Statement NB-1, Work Statement NB-2 and Work Statement NB-3, as amended, will approximate: €13.5 million ($18.6 million) and $1.4 million; €0.4 million ($0.6 million) and $0.3 thousand; and €1.4 million ($1.9 million), respectively plus aggregate Performance Incentive Payments of up to $5.0 million. These amounts exclude pass-through costs and, in accordance with the respective work statements, may be adjusted from time to time and at the end of the study to reflect actual study activities completed by the study subjects.

License Agreement Obligations

Abaloparatide

        In September 2005, we exclusively licensed the worldwide rights (except for Japan) to abaloparatide and analogs from Ipsen, including US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone" that claims abaloparatide and US Patent No. 6,544,949, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone" that claims methods of treating osteoporosis using abaloparatide and pharmaceutical compositions comprising abaloparatide, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to abaloparatide, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770 (effective filing date October 3, 2007, statutory term expires March 26, 2028 with175 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide (excluding Japan) that cover the method of treating osteoporosis using the Phase 3 clinical study dosage strength and form. In consideration for the rights to abaloparatide and in recognition of certain milestones having been met as of December 31, 2012, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($13.8 million to $49.6 million). Should abaloparatide become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. Effective May 11, 2011, Ipsen agreed to accept shares of series A-1 preferred stock in lieu of a cash milestone payment of €1.0 million. We issued 173,263 shares of series A-1 preferred stock to Ipsen on May 17, 2011 to settle the liability. These shares were exchanged in the Merger for an aggregate of 17,326 shares of series A-1 convertible preferred stock and upon the listing of our common stock on a national securities exchange will convert automatically to 189,529 shares of common stock. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS
Radius Health, Inc.
Index to Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	97
Balance Sheets as of December 31, 2013 and 2012	98
Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011	99
Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Deficit for the years ended December 31, 2013, 2012 and 2011	100
Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	102
Notes to Financial Statements	103

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2014, except for Note 19, as to which the date
is April 2, 2014

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

Stock and Warrant Purchase Agreement (the "Series B-2 Purchase Agreement"), pursuant to which the Company may raise up to approximately $40.2 million through the issuance of (1) up to 655,000 shares of its Series B-2 convertible preferred stock (the "Series B-2 Shares") and (2) warrants to acquire up to 1,637,500 shares of its common stock with an exercise price of $6.142 per share. In February and March, the Company consummated various closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate proceeds to the Company of approximately $27.5 million, the Company issued an aggregate of 448,060 Series B-2 Shares and warrants to purchase up to a total of 1,120,152 shares of its common stock. See note 19 for additional information regarding the issuance of the Series B-2 Shares.

        The Company believes that the aggregate proceeds from the closings under the Series B-2 Purchase Agreement in February and March of 2014, together with its existing cash and cash equivalents will be sufficient to fund its operations into the third quarter of 2014. Accordingly, the Company expects to pursue additional financing opportunities to address its capital needs, including the completion of a private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical and clinical trials and obtain approval of any product candidates from the U.S. Food and Drug Administration or other regulatory authorities. In addition, the Company could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue operations entirely. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Accordingly, the continuation of the Company as a going concern is dependent upon its ability to identify future investment opportunities and obtain the necessary debt or equity financing to support future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

6. Property and Equipment

        Property and equipment consists of the following (in thousands):

		December 31,
	Estimated Useful Life (In Years)
		2013	2012
Furniture and fixtures	5	$68	$68
Computer equipment and software	3	286	284
Leasehold improvements	Shorter of useful life or remaining lease term	505	505

		859	857
Less accumulated depreciation and amortization		(783)	(718)

Property and equipment, net		$76	$139

7. Accrued Expenses and Other Current Liabilities

        Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Research costs—Nordic(1)	$17,998	$5,414
Research costs—other	1,599	1,144
Payroll and employee benefits	1,005	962
Professional fees	426	399
Vacation	69	129
Accrued interest on notes payable	852	595
Other	58	97

Total accrued expenses and other current liabilties	$22,007	$8,740

(1)
Includes amounts accrued ratably over the estimated per patient treatment period under the Nordic Work Statement NB-1, Work Statement NB-2 and Work Statement NB-3. Amounts do not include pass-through costs which are expensed as incurred or upon delivery. See note 13 for additional information.

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

        Conversion—Any holder of the Company's preferred stock has the right, at any time or from time to time, to convert any or all of its shares of preferred stock into fully paid and non-assessable shares of the Company's common stock for each share of preferred stock converted based upon the then in effect Conversion Price ("Conversion Feature"). If the Company issues or sells any shares of its Common Stock (as defined by the Certificate of Designations) or options to purchase or other rights to subscribe for such convertible or exchangeable securities, in each case other than Excluded Stock, for a consideration per share less than the then in effect conversion price ("Dilutive Issuance") of the Company's Series A-1, A-2, A-3, B, or B-2 preferred stock, respectively, the Conversion Price for such series in effect immediately prior to each such Dilutive Issuance shall automatically be reduced in accordance with the provisions set forth in the Certificate of Designations. Upon issuance of each series of the Company's preferred stock, the respective Conversion Prices were greater than the fair value of the Company's common stock at the respective commitment dates. Therefore, the Conversion Feature was not considered to be a beneficial conversion feature that would require the Company to record a deemed dividend on the preferred stock. Each holder of New Series B Shares has the right, at their option at any time, to convert any such shares of New Series B into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $61.42 by the conversion price ("New Series B Optional Conversion"). The conversion price of the New Series B as of December 31, 2013 was $6.142 per share (the "New Series B Conversion Price"), which represents a conversion ratio of one share of New Series B into ten shares of common stock.

        Each holder of Series A-1, Series A-2 and Series A-3 has the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $81.42 by the conversion price ("Optional Conversion"). The original conversion price of the Series A-1, Series A-2 and Series A-3 was $8.142 per share (the "Conversion Price"), which represented a conversion ratio of one share of Series A-1, Series A-2 or Series A-3 into ten shares of common stock. The issuance of the New Series B Shares and accompanying warrants under the Series B Purchase Agreement resulted in an adjustment to the Conversion Price of the Series A-1, Series A-2 and Series A-3 (the "Anti-Dilution Adjustment"). As a result of the Anti-Dilution Adjustment, the effective conversion price as of December 31, 2013 of each share of Series A-1, Series A-2 and Series A-3 was reduced to $7.627, which represents a conversion ratio of one share of Series A-1, Series A-2 or Series A-3 into 10.675 shares of common stock. This

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

9. Convertible Preferred Stock (Continued)

reduction of the Conversion Price did not create a beneficial conversion feature that would require the Company to record a deemed dividend on the Series A-1, Series A-2 and Series A-3 preferred stock.

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

        Each share of the New Series B and Series A Preferred Stock is automatically convertible into fully paid and non-assessable shares of common stock at the applicable conversion price (as described above) in effect upon (1) a vote of the holders of at least 70% of the outstanding shares of New Series B, Series A-1, Series A-2 and Series A-3 to convert all shares of New Series B and Series A Preferred Stock or (2) the common stock becoming listed for trading on a national stock exchange ("Special Mandatory Conversion"). Upon a Special Mandatory Conversion, all accrued, whether or not declared, but unpaid dividends shall be paid in cash or shares of common stock (calculated based on the then effective conversion price) at the discretion of the Company's Board of Directors.

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

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

9. Convertible Preferred Stock (Continued)

        In the event of a liquidation, dissolution, or winding-up of the Company, the holders of New Series B are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A Preferred Stock. Payment to the holders of New Series B shall consist of two (2) times the original purchase price of $61.42, plus all accrued but unpaid dividends. After such distribution to the holders of New Series B, the holders of Series A-1 will be entitled to be paid out of the remaining assets available for distribution, before any payment is made to the Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series A-1 shall consist of the original purchase price of $81.42, plus all accrued but unpaid dividends. After the distribution to the holders of Series A-1, the holders of Series A-2 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid dividends. After the distribution to the holders Series A-1 and Series A-2, the holders of Series A-3, Series A-5 and Series A-6, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid or declared and unpaid dividends, as appropriate. After the distribution to the holders Series A-1, Series A-2, Series A-3, Series A-5 and Series A-6, the holders of Series A-4 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any declared and unpaid dividends. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of New Series B, the assets will be distributed ratably among the holders of New Series B in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-1, the assets will be distributed ratably among the holders of Series A-1 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-2, the assets will be distributed ratably among the holders of Series A-2 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-3, Series A-5 and Series A-6, the assets will be distributed ratably among the holders of Series A-3, Series A-5 and Series A-6 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-4, the assets will be distributed ratably among the holders of Series A-4 in proportion to their aggregate liquidation preference amounts. After all liquidation preference payments have been made to the holders of the New Series B and Series A Preferred Stock, the holders of the New Series B and Series A-1, Series A-2 and Series A-3 shall participate in the distribution of the remaining assets with the holders of the Company's common stock on an as-if converted basis.

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

        As noted above, the Company's Level 3 fair value measurements related to its stock asset, stock liability, warrant liability and other liability are based upon the fair value of the Company's common stock and preferred stock. The following table provides quantitative information about the fair value measurement of the Company's common stock and preferred stock, including significant unobservable inputs:

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

        The following table provides a roll forward of the fair value of the assets, where fair value is determined using Level 3 inputs (in thousands):

Balance at January 1, 2012	$3,379
Expense recognized	(4,080)
Additions	398
Change in fair value	710

Balance at December 31, 2012	$407
Expense recognized	(313)
Additions	86
Change in fair value	(180)

Balance at December 31, 2013	$—

        The following table provides a roll forward of the fair value of the liabilities, where fair value is determined using Level 3 inputs (in thousands):

Balance at January 1, 2012	$10,920
Additions	11,763
Change in fair value	2,779

Balance at December 31, 2012	$25,462
Issuance of shares of Series A-6	(23,168)
Additions—accrued shares of Series A-6	12,890
Additions—warrants	1,356
Change in fair value	(9,267)

Balance at December 31, 2013	$7,273

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

	Year Ended December 31,
	2013	2012	2011
Expected term (years)	6.25	6.25	6.25
Volatility	62%	60%	60%
Expected dividend yield	0%	0%	0%
Risk-free interest rates	2.45%	1.10%	1.35%

        A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted-Average Exercise Price (in dollars per share)	Weighted-Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	3,899	$3.10
Granted	2,427	3.45
Exercised	(12)	1.10
Forfeited	(2,502)	3.47
Expired	(11)	1.50

Options outstanding at December 31, 2013	3,801	$3.09	7.07	$2,283

Options exercisable at December 31, 2013	2,475	$2.73	6.60	$2,231

Options vested or expected to vest at December 31, 2013	3,727	$3.08	7.06	$2,280

        The weighted-average grant-date fair value per share of options granted during 2013, 2012 and 2011 was $2.05, $2.36 and $2.07, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2013 and 2012 was approximately $1.8 million and $1.5 million, respectively. The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2013 and 2012 was $0.02 million and $0.9 million, respectively.

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

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

16. Income Taxes

        As of December 31, 2013 the Company had federal and state net operating loss ("NOL") carryforwards of approximately $263.6 million and $229.4 million, respectively, which may be used to offset future taxable income. The Company also had federal and state tax credits of $4.0 million and $0.5 million, respectively, to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2033, and are subject to review and possible adjustment by federal and state tax authorities. The Internal Revenue Code contains provision that may limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders under Section 382 of the Internal Revenue Code.

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

18. Related Party Transactions

        On July 24, 2013, the Company entered into a Consulting Agreement with Morana Jovan-Embiricos, Ph.D. (the "Consulting Agreement"), a member of the Company's board of directors. Pursuant to the Consulting Agreement, Dr. Jovan-Embiricos agreed to provide financial and strategic consulting services as may be requested by the Company, and such other consulting services as may be reasonably requested by the Company, from time to time from July 1, 2013 until June 30, 2014. The Company agreed to pay Dr. Jovan-Embiricos an aggregate consulting fee in cash of $160,000, of which $80,000 was paid on July 30, 2013 and the remaining $80,000 was paid on October 2, 2013.

        On January 23, 2014, the Company entered into a consulting agreement with Orbit Advisors Limited (the "Orbit Agreement"), a Swiss company ("Orbit"), and Morana Jovan-Embiricos, Ph.D and an agreement terminating the Consulting Agreement dated July 24, 2013. The Orbit Agreement is effective as of January 22, 2014 and will continue in effect until December 31, 2014 or until the earlier termination thereof in accordance with its terms (the "Term"). Pursuant to the Orbit Agreement, Orbit has agreed to provide financial and strategic consulting services as may be requested by the Company, and such other consulting services as may be reasonably requested by the Company, from time to time during the Term. The Company agreed to pay Orbit an aggregate consulting fee in cash of $400,000 in four equal installments of $100,000 on each of January 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. The Orbit Agreement contains customary provisions, applicable to both Orbit and Dr. Jovan-Embiricos, as Orbit's representative under the Orbit Agreement, regarding the treatment of the Company's confidential information and assignment of inventions, as well as an obligation of Orbit and Dr. Jovan-Embiricos to not solicit, during the Term and for a period of one year thereafter, any person or entity engaged by the Company as an employee, customer or supplier of, or consultant or advisor to, the Company to terminate such party's relationship with the Company. On February 27, 2014, the Company entered into a letter agreement terminating the Orbit Agreement.

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

        On various dates in February and March 2014, the Company consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate proceeds to the Company of approximately $27.5 million, the Company issued an aggregate of 448,060 Series B-2 Shares and warrants to purchase up to a total of 1,120,152 shares of our common stock.

        Each share of Series B-2 has the right to that number of votes per share as is equal to the number shares of common stock into which such share of Series B-2 is then convertible.

        The warrants issuable pursuant to the Purchase Agreement are exercisable at any time prior to the fifth anniversary of their issuance.

        The issuance in February and March 2014 of the Series B-2 and accompanying warrants under the Purchase Agreement resulted in an additional adjustment to the Conversion Price of the Series A-1, Series A-2 and Series A-3. As a result of the Anti-Dilution Adjustment, the effective conversion price of each share of Series A-1, Series A-2 and Series A-3 was reduced from $7.627 to $7.443. Accordingly, each share of Series A-1, Series A-2 and Series A-3 is currently convertible into 10.939 shares of common stock.

        Nordic Amendments—On March 28, 2014 (the "Effective Date"), the Company entered into Amendment No. 4 to Work Statement NB-1 (the "NB-1 Amendment") under the Clinical Trial Services Agreement (the "Services Agreement"), entered into as of March 29, 2011, between the Company and Nordic. Under the NB-1 Amendment, the Company agreed to pay to Nordic an additional performance incentive (a "Performance Incentive Payment") of $500,000 for every 50 patients that complete all end-of-study procedures of the Phase 3 clinical study of the Company's Abaloparatide-SC product

Radius Health, Inc.

Notes to Financial Statements (Continued)

(In thousands, except share and per share amounts)

19. Subsequent Events (Continued)

following the Effective Date, up to a maximum aggregate amount of additional payments equal to $5.0 million. Any Performance Incentive Payment will be paid in cash in the event an underwritten initial public offering of shares of the Company's common stock (an "IPO") is consummated prior to May 31, 2014. Should an IPO not be consummated by the Company prior to May 31, 2014, Performance Incentive Payments will be paid instead through the issuance to Nordic of shares of capital stock of the Company under the same model for equity-based compensation that is contemplated by the Company's existing outstanding work statements under the Services Agreement. The Company will recognize the $5.0 million Performance Incentive Payment ratably as services are performed by Nordic.

        On March 4, 2014, the Company entered into an amendment to the Work Statement NB-3 (the "NB-3 Amendment"). The NB-3 Amendment was effective as of February 28, 2014 and provides that Nordic will perform the Second Extension to evaluate an additional eighteen months of standard-of-care osteoporosis management following the Period 1 extension of six months upon completion of the Phase 3 clinical study of our Abaloparatide-SC product. Payments in cash to be made by the Company to Nordic under the NB-3 Amendment are denominated in both euros and U.S. dollars and total up to approximately €3.0 million ($4.1 million) and $527,740, respectively. In addition, the Company agreed to issue to Nordic shares of the Company's Series A-6 having a value of up to the sum of approximately €3.0 million ($4.1 million) and $527,740 as additional payment for the services to be provided under the NB-3 Amendment, with the issuance of such shares to be made pursuant to the terms of an Amendment No. 2, entered into by us with Nordic on March 28, 2014, to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011 (the "Second Stock Issuance Agreement Amendment").

        The terms of the Stock Issuance Agreement Amendment also provide that the Company declare, as soon as reasonably practical, a stock dividend of 29 shares of Series A-6 for each share of the Company's outstanding Series A-5, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3. At Nordic's request, the Company's Board of Directors declared a dividend to Nordic of all 186,847 shares of Series A-6 on March 31, 2013.

        The Stock Issuance Agreement Amendment provides further that in the event an IPO occurs prior to May 31, 2014, any payments owed by the Company to Nordic in relation to Work Statement NB-1 and Work Statement NB-3 for all periods of time after 2014, excluding any Performance Incentive Payments, will be changed from the right to receive stock to the right to receive a total cash payment from the Company of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015. The Stock Issuance Agreement Amendment also stipulates that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an IPO be payable in cash.

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

        Ansbert K. Gadicke, M.D. has served on our board of directors since May 2011 and served as a member of the board of directors of the Former Operating Company from November 2003 until the Merger. Dr. Gadicke has been the Co-Founder and Managing Director of MPM Capital, a venture capital firm, since August 1996. Dr. Gadicke received an M.D. from J.W. Goethe University in Frankfurt. Dr. Gadicke is a director of OSS Healthcare, Inc., Sideris Pharmaceuticals, Inc., RWHD, Inc. and Mitokyne, Inc. He served on the board of directors of Verastem, Inc. from 2010 to 2012, Idenix Pharmaceuticals, Inc. from 1998 to 2005, BioMarin Pharmaceuticals, Inc. from 1997 to 2001, Pharmasset, Inc. from 1999 to 2007 and PharmAthene, Inc. from 2004 to 2007. We believe Dr. Gadicke is qualified to serve as a member of our board of directors because of his business and professional experience, including his experience in the venture capital industry and his years of analyzing development opportunities in the life sciences sector.

        Kurt C. Graves has served on our board of directors since May 2011 and as Chairman of our board of directors since November 2011. Mr. Graves has been the Chairman, President and Chief Executive Officer of Intarcia Therapeutics, a biotechnology company, since April 2012. Mr. Graves served as Executive Chairman of Biolex Therapeutics, a biotechnology company, from November 2010 to March 2012, and served as Executive Chairman of Intarcia Therapeutics from August 2010 to April 2012. Previously, he served as Executive Vice President, Chief Commercial Officer and Head of Strategic Development at Vertex Pharmaceuticals Inc. from July 2007 to October 2009. Prior to joining Vertex, Mr. Graves held various leadership positions at Novartis pharmaceuticals from 1999 to June 2007. He was also the first Chief Marketing Officer for the Pharmaceuticals division from September

2003 to June 2007. He currently serves as a director of Intarcia Therapeutics, Pulmatrix Therapeutics and Achillion Pharmaceuticals. He served on the board of directors of Biolex Therapeutics and Springleaf Therapeutics from 2010 to 2012. Mr. Graves received a B.S. in Biology from Hillsdale College. We believe Mr. Graves is qualified to serve as a member of our board of directors because of his extensive experience in the life sciences industry, membership on various boards of directors and his leadership and management experience.

        Owen Hughes has served on our board of directors since April 2013. He has served as the Chief Business Officer and Head of Corporate Development at Intarcia Therapeutics, Inc. since 2013. Prior to Intarcia, he served as a Director at Brookside Capital, a hedge fund under the Bain Capital umbrella, managing public and private healthcare investments from 2008 to 2013. Mr. Hughes has served as a Senior Portfolio Manager at Pyramis Global Advisors from 2006 to 2008, co-founder and partner at Triathlon Fund Management from 2003 to 2006, an Investment Associate at Ziff Brothers Investments from 2001 to 2003; and an Assistant Vice President at Morgan Stanley/Merrill Lynch from 1998 to 2001. He earned a bachelor of arts from Dartmouth College. We believe Mr. Hughes is qualified to serve as a member of our board of directors because of his extensive business and professional experience, including his experience in the venture capital industry and years of analyzing development opportunities in the life sciences sector.

        Morana Jovan-Embiricos, Ph.D. has served on our board of directors since April 2013. From 2003 to 2010, Dr. Jovan-Embiricos launched and served as the Managing Partner of F2 Ventures, a biotech venture capital fund, and then launched F3 Ventures in 2010, where she serves a Managing Partner. Dr. Jovan-Embiricos was a Post-Doctoral Fellow at Harvard University. She received her Ph.D. in Biophysical Chemistry from the University of Cambridge. We believe Dr. Jovan-Embiricos is qualified to serve as a member of our board of directors because of her scientific background and experience in the venture capital industry.

        Martin Münchbach, Ph.D. has served on our board of directors since May 2011. Dr. Münchbach has managed BB Biotech Ventures II, a venture capital fund, since he launched it in 2004. Dr. Münchbach received a Ph.D. in Protein Chemistry, a M.Sc. in Biochemistry and a Master in Industrial Engineering and Management from the Swiss Federal Institute of Technology (ETH). Dr. Münchbach currently serves on the board of directors of Atlas Genetics LTD, BioVascular Inc., Opsana Therapeutics Ltd, Sonetik AG and Tioga Pharmaceuticals Inc, and he served as a director of Optimer Pharmaceuticals, Inc. from 2005 to 2008. We believe Dr. Münchbach is qualified to serve on our board of directors because of his extensive business and professional experience, including his experience in the venture capital industry, membership on various boards of directors and scientific background.

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

Name and Principal Position	Year	Salary ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)(8)	All Other Compensation ($)(8)(9)	Total ($)
Robert E. Ward,	2013	18,750	—	—	—	18,750
President and Chief Executive Officer(1)
C. Richard Lyttle,	2013	—	—	—	30,000	30,000
Former President and Chief Executive Officer(2)	2012	190,165	—	64,961	30,714	285,840
Andrew J. Fromkin,	2013	28,409	4,974,166	—	18,015	5,020,590
Former President and Chief Executive Officer(3)
Michael S. Wyzga,	2013	437,500	—	—	94,704	532,204
Former President and Chief Executive Officer(4)	2012	500,000	—	150,000	1,032	651,032
Louis Brenner,	2013	330,000	—	—	240	330,240
Former Chief Medical Officer(5)	2012	330,000	—	99,000	300	429,300
B. Nicholas Harvey,	2013	296,159	—	—	1,305	297,464
Treasurer and Chief Financial Officer	2012	296,159	—	59,232	1,305	356,696

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

        For 2013, each named executive officer, with the exception of Mr. Fromkin, Dr. Lyttle and Mr. Ward, had the opportunity to achieve a bonus equal to the named executive officer's respective target bonus (prorated for any partial year of employment) by achievement of individual performance goals, with the compensation committee reserving the right to award amounts in excess of target bonus on a discretionary basis. The individual goals for 2013 were of different weighted importance and included completion of certain financing and public offering objectives, completion of organizational objectives and the implementation and successful execution of various elements related to the preclinical studies and clinical trials for our products, including the Phase 3 study for our

Abaloparatide-SC product. The compensation committee convened on March 3, 2014 to consider each named executive officer's performance against the goals and determine the bonus amounts to be awarded for 2013. The board of directors intends to make final determinations with respect to the fiscal 2013 bonuses no later than June 30, 2014.

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

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
Robert Ward (Chief Executive Officer, President and Director)	97,199	(2)	Common Stock	10.0%
			Converted Common Stock		0.2%
B. Nicholas Harvey (Senior Vice President, Chief Financial Officer, Treasurer and Secretary)	233,432	(3)	Common Stock	21.6%
			Converted Common Stock		0.5%
Michael S. Wyzga	956,250	(6)	Common Stock	52.1%
			Converted Common Stock		2.1%
C. Richard Lyttle, Ph.D.	746,983	(7)	Common Stock	47.9%
			Converted Common Stock		1.6%
Andrew J. Fromkin	—	(4)	Common Stock	0.0%
			Converted Common Stock		0.0%
Louis Brenner	197,662	(5)	Common Stock	18.4%
			Converted Common Stock		0.4%
Ansbert K. Gadicke, M.D. (Director)	11,193,756	(8)	Common Stock	92.7%
	162,813	(9)	Series B Preferred Stock	23.2%
	384,261	(10)	Series A-1 Preferred Stock	40.9%
	402,115	(11)	Series A-2 Preferred Stock	40.9%
	53,331	(12)	Series A-3 Preferred Stock	37.5%
			Converted Common Stock		24.6%
Alan H. Auerbach (Director)	256,666	(13)	Common Stock	22.6%
			Converted Common Stock		0.6%
Kurt C. Graves (Director)	235,278	(14)	Common Stock	21.1%
			Converted Common Stock		0.5%
Owen Hughes (Director)	—	(15)	Common Stock	0.0%
			Converted Common Stock		0.0%
Morana Jovan-Embiricos, Ph.D. (Director)	8,303,476	(16)	Common Stock	90.4%
	338,651		Series B-2 Preferred Stock	81.4%
	325,627		Series B Preferred Stock	46.4%
			Converted Common Stock		18.3%

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
Martin Münchbach, Ph.D. (Director)	2,628,692	(17)	Common Stock	74.9%
	12,211	(18)	Series B-2 Preferred Stock	2.9%
	32,563	(19)	Series B Preferred Stock	4.6%
	84,536	(20)	Series A-1 Preferred Stock	9.0%
	105,162	(21)	Series A-2 Preferred Stock	10.7%
			Converted Common Stock		5.8%
Elizabeth Stoner, M.D. (Director)	55,000	(22)	Common Stock	5.9%
			Converted Common Stock		0.1%
Entities affiliated with MPM
Capital	11,193,756	(23)	Common Stock	92.7%
200 Clarendon St.,	162,813	(24)	Series B Preferred Stock	23.2%
54th Fl. Boston, MA 02116	384,261	(25)	Series A-1 Preferred Stock	40.9%
	402,115	(26)	Series A-2 Preferred Stock	40.9%
	53,331	(27)	Series A-3 Preferred Stock	37.5%
			Converted Common Stock		24.6%
The Wellcome Trust Limited as
trustee of The Wellcome Trust	3,129,090	(28)	Common Stock	78.1%
215 Euston Road	76,566	(29)	Series A-1 Preferred Stock	8.1%
London NW1 2BE	210,325		Series A-2 Preferred Stock	21.4%
England			Converted Common Stock		6.9%
Entities affiliated with F2 Bioscience	8,303,476	(16)	Common Stock	90.4%
	338,651		Series B-2 Preferred Stock	81.4%
	325,627		Series B Preferred Stock	46.4%
			Converted Common Stock		18.3%
HealthCare Ventures VII, L.P.	2,492,380	(31)	Common Stock	75.8%
47 Thorndike Street	58,953	(32)	Series A-1 Preferred Stock	6.3%
Suite B1-1	98,278		Series A-2 Preferred Stock	10.0%
Cambridge, MA 02141	63,663		Series A-3 Preferred Stock	44.8%
			Converted Common Stock		5.5%
Entities affiliated with Saints Capital	2,023,041	(33)	Common Stock	70.1%
475 Sansome Street	49,127	(34)	Series A-1 Preferred Stock	5.2%
Suite 1850	109,718	(35)	Series A-2 Preferred Stock	11.2%
San Francisco, CA 94111	25,233	(36)	Series A-3 Preferred	17.7%
			Converted Common Stock		4.5%
BB Biotech Ventures II, L.P.	2,628,692	(37)	Common Stock	74.9%
Traflagar Court	12,211		Series B-2 Preferred Stock	2.9%
Les Banques	32,563		Series B Preferred Stock	4.6%
St. Peter Port	84,536	(38)	Series A-1 Preferred Stock	9.0%
Guernsey	105,162		Series A-2 Preferred Stock	10.7%
Channel Islands			Converted Common Stock		5.8%
GY1 3QL
Entities affiliated with Oxford Bioscience Partners	1,471,895	(39)	Common Stock	62.6%
222 Berkley Street	109,718	(40)	Series A-2 Preferred Stock	11.2%
Suite 1650	25,233	(41)	Series A-3 Preferred Stock	17.7%
Boston, MA 02116			Converted Common Stock		3.2%

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
Healthcare Private Equity Limited Partnership	834,399	(42)	Common Stock	48.7%
Edinburgh One	20,416		Series A-1 Preferred Stock	2.2%
Morrison Street	56,086		Series A-2 Preferred Stock	5.7%
Edinburgh EH3 8BE			Converted Common		1.8%
U.K.
Brookside Capital Partners Fund, L.P.	2,357,173	(43)	Common Stock	72.8%
c/o Bain Capital, LLC	81,407		Series B Preferred Stock	11.6%
John Hancock Tower	122,820		Series A-1 Preferred Stock	13.1%
200 Clarendon Street			Converted Common Stock		5.2%
Boston, MA 02116
Biotech Growth N.V.	3,374,748	(44)	Common Stock	79.3%
Asset Management BAB N.V.	65,125		Series B-2 Preferred Stock	15.7%
Ara Hill Top Building,	97,688		Series B Preferred Stock	13.9%
Unit A-5	122,820		Series A-1 Preferred Stock	13.1%
Pletterijweg Oost 1			Converted Common Stock		7.4%
Curaçao, Dutch Caribbean
Ipsen Pharma SAS	188,972	(45)	Common Stock	17.7%
65, quai Georges Gorse	17,326		Series A-1 Preferred Stock	1.8%
92100 Boulogne Billancourt			Converted Common Stock		0.4%
France
Stavros C. Manolagas	91,040		Common Stock	10.4%
35 River Ridge Circle			Converted Common Stock		0.2%
Little Rock, AR 72227
Nordic Bioscience	5,025,540	(46)	Common Stock	85.1%
Herlev Hovedgade 207	6,443		Series A-5 Preferred Stock	100.0%
2730 Herlev	496,111		Series A-6 Preferred Stock	100.0%
Denmark			Converted Common Stock		11.1%
General Electric Capital Corporation	66,968	(47)	Common Stock	7.1%
	6,140		Series A-1 Preferred Stock	0.7%
			Converted Common Stock		0.1%
Oxford Finance LLC	66,968	(48)	Common Stock	7.1%
133 N. Fairfax Street	6,140		Series A-1 Preferred Stock	0.7%
Alexandria, VA 22314			Converted Common Stock		0.1%
Louis O'Dea	193,087		Common Stock	22.0%
566 Main Street			Converted Common Stock		0.4%
Hingham, MA 02043
Michael Rosenblatt	44,803		Common Stock	5.1%
130 Lake Ave			Converted Common Stock		0.1%
Newton, MA 02459

	Shares Beneficially Owned		Title of Class	Percentage of Class(1)(a)	Percentage of Converted Common Stock(1)(b)
John Katzenellenbogen Trust	56,065	(49)	Common Stock	6.4%
704 West Pennsylvania Avenue			Converted Common Stock		0.1%
Urbana, Illinois 61801
Chris Miller	63,853		Common Stock	7.3%
11 Edgar Walker Court			Converted Common Stock		0.1%
Hingham, MA 02043
John Thomas Potts, Jr.	92,281	(50)	Common Stock	10.4%
Massachusetts General Hospital			Converted Common Stock		0.2%
149 13th Street, MC 1494005
Charlestown, MA 02129-2000
Raymond F. Schinazi	50,318	(51)	Common Stock	5.4%
1860 Montreal Road	1,067		Series B Preferred Stock	0.2%
Tucker, GA 30084	1,487		Series A-1 Preferred Stock	0.2%
	1,524		Series A-2 Preferred Stock	0.2%
	414		Series A-4 Preferred Stock	10.4%
			Converted Common Stock		0.1%
All Officers and Directors as a group (13 individuals)	23,104,712		Common Stock	96.5%
			Converted Common Stock		50.8%

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

Series B-2 Preferred Stock Financing

        In February and March of 2014, certain accredited investors entered into a Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, pursuant to which we issued 448,060 shares of our series B-2 convertible preferred stock and warrants to purchase up to a total of 1,120,152 shares of common stock in exchange for total aggregate gross proceeds of approximately $27.5 million.

        The following table sets forth the number of shares of our series B-2 convertible preferred stock and common stock warrants that were issued:

Name(1)	Shares of series B-2 preferred stock	Common stock warrants
F2 Biosciences IV, L.P.	227,938	569,845
F2 Bio Ventures V, L.P.	110,713	276,783
Biotech Growth N.V.	65,125	162,813
Brookside Capital Partners Fund, L.P.	26,864	67,160
BB Biotech Ventures II, L.P.	12,211	30,528
Ipsen Pharma SAS	3,581	8,953
Raymond F. Schinazi	1,628	4,070

Total	448,060	1,120,152

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

        On January 23, 2014, we entered into a consulting agreement with Orbit Advisors Limited, or the Orbit Agreement, a Swiss company, or Orbit, and Dr. Jovan-Embiricos and an agreement terminating the Consulting Agreement dated July 24, 2013. The Orbit Agreement is effective as of January 22, 2014 and will continue in effect until December 31, 2014 or until its earlier termination in accordance with its terms. Pursuant to the Orbit Agreement, Orbit has agreed to provide financial and strategic consulting services as may be requested by Radius, and such other consulting services as may be reasonably requested by Radius, from time to time during the term. We agreed to pay Orbit an aggregate consulting fee in cash of $400,000 in four equal installments of $100,000 on each of January 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. The Orbit Agreement contains customary provisions, applicable to both Orbit and Dr. Jovan-Embiricos, as Orbit's representative under the Orbit Agreement, regarding the treatment of our confidential information and assignment of inventions, as well as an obligation of Orbit and Dr. Jovan-Embiricos to not solicit, during the Term and for a period of one year thereafter, any person or entity engaged by us as an employee, customer or supplier of, or consultant or advisor to, us to terminate that party's relationship us. On February 27, 2014, we entered into a letter agreement terminating the Orbit Agreement.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Financial Statements

        The following financial statements and supplementary data are included in Part II of Item 8 filed of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	97
Balance Sheets as of December 31, 2013 and 2012	98
Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011	99
Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Deficit for the years ended December 31, 2013, 2012 and 2011	100
Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	102
Notes to Financial Statements	103

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

RADIUS HEALTH, INC.
By:	/s/ ROBERT E. WARD Robert E. Ward President and Chief Executive Officer

Date: April 2, 2014

EXHIBIT INDEX

Exhibit No.		Description
2.1	(8)	Agreement and Plan of Merger, dated April 25, 2011

3.1	(41)	Certificate of Incorporation, as amended, including the Certificate of Designations of Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock, Series A-5 Convertible Preferred Stock and Series A-6 Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on May 17, 2011, as amended, and the Certificate of Designations of Series B Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on April 23, 2013 and the Certificate of Designations of Series B-2 Convertible Preferred Stock filed by the Company with the Secretary of State of Delaware on February 14, 2014

3.2	(41)	By-Laws, as amended

4.1	(41)	Fourth Amended and Restated Stockholders' Agreement, dated February 14, 2014, by and among the Company and the stockholders party thereto

10.1	(8)*	Clinical Trial Services Agreement and Work Statement NB-1, dated March 29, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S

10.2	(12)*	Clinical Trial Services Agreement Amendment No. 1 to Work Statement NB-1, effective as of December 9, 2011, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.3	(21)*	Clinical Trial Services Agreement Amendment No. 2 to Work Statement NB-1, effective as of June 18, 2012, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.4	(33)	Clinical Trial Services Agreement Amendment No. 1 to Work Statement NB-2, dated November 6, 2013, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.5	(33)	Clinical Trial Services Agreement Amendment No. 3 to Work Statement NB-1, dated November 6, 2013, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.6	(6)	Amended and Restated Stock Issuance Agreement, dated May 16, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S

10.7	(36)	Letter Agreement, dated as of December 6, 2013, by and between the Company and Nordic Bioscience A/S

10.8	(8)	Side Letter, dated March 29, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S

10.9	(22)	Amendment, dated as of July 26, 2012, to Side Letter Agreement, dated March 29, 2011, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.10	(22)*	Letter of Intent, dated as of July 26, 2012, by and between the Company and Nordic Bioscience Clinical Development VII A/S

Exhibit No.		Description

10.11	(24)	Letter of Intent, dated as of October 22, 2012, by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.12	(26)*	Work Statement NB-2, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII/AS.

10.13	(26)*	Work Statement NB-3, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII/AS.

10.14	(26)	Amendment No. 1, dated as of February 21, 2013, to Amended and Restated Stock Issuance Agreement, dated as of May 16, 2011, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S.

10.15	(8)*	License Agreement, dated September 27, 2005, by and between the Company, as successor to Nuvios, Inc., and SCRAS SAS, on behalf of itself and its Affiliates

10.16	(8)*	Pharmaceutical Development Agreement, dated January 2, 2006, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS

10.17	(8)*	Amendment No. 1 to Pharmaceutical Development Agreement, dated January 1, 2007, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS

10.18	(8)	License Agreement Amendment No. 1, dated September 12, 2007, by and between the Company, as successor to Radius Health, Inc., and SCRAS SAS

10.19	(8)*	Amendment No. 2 to Pharmaceutical Development Agreement, dated January 1, 2009, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS

10.20	(8)*	Amendment No. 3 to Pharmaceutical Development Agreement, dated June 16, 2010, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS

10.21	(13)*	Amendment No. 4 to Pharmaceutical Development Agreement, entered into as of December 15, 2011, by and between the Company and Beaufour Ipsen Industrie S.A.S.

10.22	(9)	License Agreement Amendment No. 2, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS

10.23	(9)	Series A-1 Convertible Preferred Stock Issuance Agreement, dated May 11, 2011, by and between the Company, as successor to Radius Health, Inc., and Ipsen Pharma SAS

10.24	(45)	Series B Convertible Preferred Stock and Warrant Purchase Agreement, dated April 23, 2013, by and among the Company and the Investors listed therein

10.25	(8)	Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd., including Amendment No. 1, dated May 19, 2011.
10.26	(40)	Amendment No. 2, dated January 30, 2014, to the Development and Manufacturing Services Agreement, by and between the Company and LONZA Sales Ltd.

10.27	(8)*	Work Order No. 2, dated January 15, 2010, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.

Exhibit No.		Description
10.28	(8)*	Amendment No. 3 to Work Order No.2, dated December 15, 2010, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.

10.29	(14)*	Work Order No. 4, dated December 23, 2011, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.

10.30	(8)*	Development and Clinical Supplies Agreement, dated June 19, 2009, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.33	(8)*	Amendment No. 1, dated December 31, 2009, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.32	(8)*	Amendment No. 2, dated September 16, 2010, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.33	(8)*	Amendment No. 3, dated September 29, 2010, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.34	(8)*	Change Order Form—Amendment No. 5, dated February 4, 2011, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.35	(8)*	Amendment No. 4, dated March 2, 2011, to the 3M Development Agreement, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co.

10.36	(8)*	Change Order Form #6, dated June 20, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.37	(8)*	Change Order Form #7, dated August 2, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.38	(8)*	Change Order Form #8, dated July 28, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.39	(8)*	Addendum to Change Order Form #8, dated August 16, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.40	(8)*	Change Order Form #9, dated August 12, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.41	(8)*	Change Order Form #10, dated October 3, 2011, to the 3M Development Agreement, by and between the Company and 3M

10.42	(19)*	Change Order Form #12, dated February 23, 2012, to the 3M Development Agreement, by and between the Company and 3M

10.43	(15)*	Change Order Form #13, dated May 1, 2012, to the 3M Development Agreement, by and between the Company and 3M

10.44	(23)*	Change Order Form #14, dated August 15, 2012, to the 3M Development Agreement, by and between the Company and 3M

Exhibit No.		Description
10.45	(23)*	Change Order Form #15, dated July 16, 2012, to the 3M Development Agreement, by and between the Company and 3M

10.46	(25)*	Amendment No. 5, dated December 14, 2012 and effective as of November 30, 2012, to the 3M Development Agreement by and between the Company and 3M and Change Order Form #19, entered into on October 12, 2012, to the 3M Development Agreement

10.47	(8)*	Laboratory Services and Confidentiality Agreement, dated March 31, 2004, by and between the Company, as successor to Nuvios, Inc., and Charles River Laboratories, Inc.

10.48	(8)	First Amendment to Laboratory Services and Confidentiality Agreement, dated November 7, 2008, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories, Inc.

10.49	(8)*	Letter of Payment Authorization, dated November 20, 2010, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories Preclinical Services Montréal Inc.

10.50	(8)*	Letter of Payment Authorization, dated February 7, 2011, by and between the Company, as successor to Radius Health, Inc., and Charles River Laboratories Preclinical Services Montréal Inc.

10.51	(27)*	Amended Letter of Payment Authorization, dated January 20, 2012, by and between the Company and Charles River Laboratories, Inc.

10.52	(27)*	Amended Letter of Payment Authorization, dated May 1, 2012, by and between the Company and Charles River Laboratories, Inc.

10.53	(27)*	Amended Letter of Payment Authorization, dated September 10, 2012, by and between the Company and Charles River Laboratories, Inc.

10.54	(23)*	Letter of Payment Authorization, dated September 24, 2012, by and between the Company and Charles River Laboratories, Inc.

10.55	(27)*	Letter of Payment Authorization, dated November 15, 2012, by and between the Company and Charles River Laboratories, Inc.

10.56	(8)*	License Agreement, dated June 29, 2006, by and between the Company, as successor to Radius Health, Inc., and Eisai Co., Ltd.

10.57	(9)	Reserved

10.58	(16)	Reserved

10.59	(1)	Redemption Agreement, by and between MPM Acquisition Corp. and MPM Asset Management LLC, dated April 25, 2011

10.60	(2)(3)	Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan, assumed in the Merger

10.61	(2)(3)	Radius Health, Inc. First Amendment to 2003 Long-Term Incentive Plan effective as of December 15, 2006, assumed in the Merger

10.62	(2)(3)	Radius Health, Inc. Second Amendment to 2003 Long-Term Incentive Plan effective as of March 28, 2008, assumed in the Merger

Exhibit No.		Description
10.63	(2)(3)	Radius Health, Inc. Third Amendment to 2003 Long-Term Incentive Plan effective as of November 14, 2008, assumed in the Merger

10.64	(2)	Radius Health, Inc. 2003 Long-Term Incentive Plan Form of Stock Option Agreement

10.65	(2)(3)	Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 28, 2004, by and between the Company, as successor to Nuvios, Inc., and Richard Lyttle for Option No. 04-103

10.66	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 07-08

10.67	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 08-09

10.68	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Richard Lyttle for Option No. 08-14

10.69	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated February 15, 2006, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 06-07

10.70	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 07-07

10.71	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 08-05

10.72	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Louis O'Dea for Option No. 08-10

10.73	(2)(3)	Radius Health, Inc. (f/k/a Nuvios, Inc.) 2003 Long-Term Incentive Plan Stock Option Agreement, dated December 16, 2003, by and between the Company, as successor to Nuvios, Inc., and Gary Hattersley for Option No. 03-001

10.74	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated February 15, 2006, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 06-02

10.75	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 07-06

10.76	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 08-08

10.77	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Gary Hattersley for Option No. 08-13

Exhibit No.		Description
10.78	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated July 12, 2007, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 07-09

10.79	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated May 8, 2008, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 08-06

10.80	(2)(3)	Radius Health, Inc. 2003 Long-Term Incentive Plan Incentive Stock Option Agreement, dated December 3, 2008, by and between the Company, as successor to Radius Health, Inc., and Nick Harvey for Option No. 08-11

10.81	(3)(9)	Radius Health, Inc. 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 12, 2010, by and between the Company and Alan Auerbach for Option No. 10-01

10.82	(3)(9)	Radius Health, Inc. 2003 Long-Term Incentive Plan Stock Option Agreement, dated October 12, 2010, by and between the Company and Alan Auerbach for Option No. 10-02

10.83	(4)	Reserved

10.84	(41)	Radius Health, Inc. 2011 Equity Incentive Plan, as amended

10.85	(4)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement

10.86	(4)	Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement, dated November 7, 2011, by and between the Company and Kurt C. Graves for Option No. 11-01

10.87	(4)	Radius Health, Inc. 2011 Equity Incentive Plan Statutory Stock Option Agreement, dated November 7, 2011, by and between the Company and Kurt C. Graves for Option No. 11-02

10.88	(31)	Radius Health, Inc. 2013 Employee Bonus Plan

10.89	(2)	Employment Letter Agreement, dated July 2, 2004, by and between the Company, as successor to Nuvios, Inc., and C. Richard Edmund Lyttle

10.90	(11)	Transition Agreement, dated November 30, 2011, by and between the Company and C. Richard Edmund Lyttle

10.91	(19)	First Amendment to Transition Agreement, dated February 29, 2012, by and between the Company and C. Richard Edmund Lyttle

10.92	(19)	Consulting Agreement, dated February 29, 2012, by and between the Company and C. Richard Edmund Lyttle

10.93	(35)	Letter Agreement, dated as of November 26, 2013, by and between the Company and C. Richard Lyttle, Ph.D.
10.94	(32)	Consulting Agreement, dated July 1, 2013, by and between the Company and Morana Jovan-Embiricos

10.95	(39)	Letter agreement, dated January 22, 2014, between the Company and Morana Jovan-Embiricos

10.96	(2)	Employment Letter Agreement, November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Gary Hattersley

Exhibit No.		Description

10.97	(2)	Reserved

10.98	(2)	Employment Letter Agreement, dated November 15, 2006, by and between the Company, as successor to Radius Health, Inc., and B. Nicholas Harvey

10.99	(34)	Executive Employment Agreement, dated as of November 12, 2013, by and between the Company and Andrew J. Fromkin

10.100	(34)	Executive Employment Agreement, dated as of November 12, 2013, by and between the Company and Michael A. Metzger

10.101	(37)	Executive Employment Agreement, dated as of December 12, 2013, by and between the Company and Robert Ward

10.102	(11)	Letter Agreement, dated December 1, 2011, by and between the Company and Michael S. Wyzga

10.103	(17)	Employment Letter Agreement, dated November 9, 2011, by and between the Company and Louis Brenner

10.104	(38)	Separation Agreement and Release, dated as of January 8, 2014, by and between the Company and Louis Brenner, M.D.

10.105	(15)	Employment Letter Agreement, dated March 27, 2012, by and between the Company and Michael Franken

10.106	(34)	Separation and Release Agreement, dated as of November 11, 2013, by and between the Company and Michael Franken

10.107	(34)	Separation and Release Agreement, dated as of November 11, 2013, by and between the Company and Michael S. Wyzga

10.108	(34)	Letter Agreement, dated as of November 11, 2013, by and between the Company and Michael S. Wyzga

10.109	(39)	Consulting Agreement, dated as of January 22, 2014, between the Company and Orbit Advisors Limited

10.110	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Ansbert K. Gadicke

10.111	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and C. Richard Edmund Lyttle

10.112	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Martin Münchbach

10.113	(2)	Reserved

10.114	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Kurt Graves

10.115	(2)	Indemnification Agreement, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Elizabeth Stoner

10.116	(2)	Indemnification Agreement, dated October 12, 2010, by and between the Company, as successor to Radius Health, Inc., and Alan Auerbach

Exhibit No.		Description
10.117	(17)	Indemnification Agreement, dated December 5, 2011, by and between the Company and Michael S. Wyzga

10.118	(2)	Reserved

10.119	(2)	Reserved

10.120	(2)	Reserved

10.121	(2)	Reserved

10.122	(28)	Indemnification Agreement, dated April 23, 2013, by and between the Company and Owen Hughes

10.123	(28)	Indemnification Agreement, dated April 23, 2013, by and between the Company and Morana Jovan-Embiricos

10.124	(7)	Consent to Sublease, dated January 14, 2011, by and among the Company, as successor to Radius Health, Inc., Sonos, Inc., and Broadway/Hampshire Associates Limited Partnership

10.125	(7)	Sublease, dated January 14, 2011, by and between the Company, as successor to Radius Health, Inc., and Sonos, Inc.

10.126	(2)	Amended and Restated Warrant to Purchase Common Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and SVB Financial Group

10.127	(28)	Form of Warrant to Purchase Shares of Common Stock issued by the Company to certain investors and attached schedule with details

10.128	(2)(3)	Warrant to Purchase Series A-1 Convertible Preferred Stock, dated May 17, 2011, by and between the Company, as successor to Radius Health, Inc., and Leerink Swann LLC

10.129	(12)	Warrant to Purchase Series A-1 Convertible Preferred Stock issued by the Company to Leerink Swann LLC on November 18, 2011

10.130	(12)	Warrant to Purchase Series A-1 Convertible Preferred Stock issued by the Company to Leerink Swann LLC on December 14, 2011

10.131	(5)	Loan and Security Agreement, dated May 23, 2011, with General Electric Capital Corporation as agent and a lender, and Oxford Finance LLC as a lender

10.132	(19)	First Amendment to Loan and Security Agreement, dated February 27, 2012, by and among the Company, General Electric Capital Corporation and Oxford Finance LLC
10.133	(20)	Third Amendment to Loan and Security Agreement, dated May 29, 2012, by and among the Company, General Electric Capital Corporation and Oxford Finance LLC

10.134	(29)	Consent to Loan and Security Agreement, dated April 30, 2013, by and between the Company and General Electric Capital Corporation as agent and lender, and Oxford Finance I, LLC and Oxford Finance Funding Trust 2012-1, each as a lender

10.135	(5)	Promissory Note, dated May 23, 2011, issued by the Company to General Electric Capital Corporation in the principal amount of up to $12,500,000

10.136	(5)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of $3,125,000

Exhibit No.		Description
10.137	(5)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of up to $9,375,000

10.138	(10)	Promissory Note, dated May 23, 2011, issued by the Company to Oxford Finance LLC in the principal amount of up to $6,250,000

10.139	(5)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to GE Capital Equity Investments

10.140	(5)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated May 23, 2011, issued by the Company to Oxford Finance LLC

10.141	(10)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated November 21, 2011, issued by the Company to GE Capital Equity Investments

10.142	(10)	Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock, dated November 21, 2011, issued by the Company to Oxford Finance LLC

10.143	(20)	Warrant to Purchase Shares of Series A-1 Convertible preferred stock, dated May 29, 2012, issued by the Company to GE Capital Equity Investments

10.144	(20)	Warrant to Purchase Shares of Series A-1 Convertible preferred stock, dated May 29, 2012, issued by the Company to Oxford Finance LLC

10.145	(7)	Lease by and between Broadway Hampshire Associates Limited Partnership and Radius Health, Inc. 201 Broadway Cambridge, Massachusetts, dated July 15, 2011

10.146	(41)	Form of Warrant to Purchase Shares of Common Stock issued by the Company to certain investors and attached schedule with details
10.147	(45)	Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, dated February 14, 2014, by and among the Company and the Investors listed therein
10.148	(42)	Letter Agreement, dated February 27, 2014, by and between the Company and Orbit Advisers Limited
10.149	(43)	Amendment No. 1 to Work Statement NB-3, dated March 4, 2014 and effective February 28, 2014, by and between the Company and Nordic Bioscience Clinical Development VII A/S
10.150	(44)	Amendment No. 1, dated March 28, 2014, to Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement by and between the Company and the Investors referenced therein
10.151	(44)	Amendment No. 4, dated March 28, 2014, to Work Statement NB-1 by and between the Company and Nordic Bioscience Clinical Development VII A/S
10.152	(44)	Amendment No. 2, dated March 28, 2014, to Amended and Restated Stock Issuance Agreement by and between the Company and Nordic Bioscience Clinical Development VII A/S
23.1	(45)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	(45)	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
31.2	(45)	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(45)	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(45)	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	(45)	XBRL Instance Document

101.SCH	(45)	XBRL Taxonomy Extension Schema Document

101.CAL	(45)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(45)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(45)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	(45)	XBRL Taxonomy Extension Definition Linkbase Document

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
Reserved.

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
Reserved.

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

(39)
Incorporated by reference to our Current Report on Form 8-K filed on February 3, 2014.

(40)
Incorporated by reference to our Current Report on Form 8-K filed on February 11, 2014.

(41)
Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2014.

(42)
Incorporated by reference to our Current Report on Form 8-K field February 28, 2014.

(43)
Incorporated by reference to our Current Report on Form 8-K filed March 10, 2014.

(44)
Incorporated by reference to our Current Report on Form 8-K filed April 1, 2014.

(45)
Filed herewith.