Form 10-Q
period 2014-03-31
Radius Health, Inc.
filed 2014-05-14
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Number of shares of the registrant’s Common Stock, $.0001 par value per share, outstanding as of May 14, 2014: 385,664 shares

RADIUS HEALTH, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2014

ON FORM 10-Q

CURRENCY AND CONVERSIONS

In this report, references to “dollar” or “$” are to the legal currency of the United States, and references to “euro” or “€” are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of March 31, 2014, which was €1.00 = $1.3777. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

Trademarks appearing in this report are the property of their respective holders.

Item 1. Financial Statements—Unaudited

Radius Health, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,558	$12,303
Prepaid expenses and other current assets	2,288	334
Total current assets	31,846	12,637
Property and equipment, net	60	76
Other assets	—	45
Total assets	$31,906	$12,758

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$279	$300
Accrued expenses and other current liabilities	19,131	22,007
Current portion of note payable, net of discount	10,161	13,005
Total current liabilities	29,571	35,312

Warrant liability	4,550	1,945

Commitments and contingencies
Series B-2 Convertible Preferred Stock, $.0001 par value; 655,000 shares authorized, 448,060 shares and no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	26,403	—
Series B Convertible Preferred Stock, $.0001 par value; 980,000 shares authorized, 701,235 shares issued and outstanding at March 31, 2014 and December 31, 2013	44,742	43,892
Series A-1 Convertible Preferred Stock, $.0001 par value; 1,000,000 shares authorized, 939,612 shares issued and outstanding at March 31, 2014 and December 31, 2013	80,497	78,737
Series A-2 Convertible Preferred Stock, $.0001 par value; 983,213 shares authorized, 983,208 shares issued and outstanding at March 31, 2014 and December 31, 2013	95,818	93,977
Series A-3 Convertible Preferred Stock, $.0001 par value; 142,230 shares authorized, 142,227 shares issued and outstanding at March 31, 2014 and December 31, 2013	12,499	12,232
Series A-4 Convertible Preferred Stock, $.0001 par value; 4,000 shares authorized, 3,998 shares issued and outstanding at March 31, 2014 and December 31, 2013	271	271
Series A-5 Convertible Preferred Stock, $.0001 par value; 7,000 shares authorized, 6,443 shares issued and outstanding at March 31, 2014 and December 31, 2013	525	525
Series A-6 Convertible Preferred Stock, $.0001 par value; 800,000 shares authorized, 682,958 shares and 496,111 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	33,277	23,168
Stockholders’ deficit:
Common stock, $.0001 par value; 100,000,000 shares authorized, 385,664 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(296,247)	(277,301)
Total stockholders’ deficit	(296,247)	(277,301)
Total liabilities, convertible preferred stock and stockholders’ deficit	$31,906	$12,758

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2014	2013
OPERATING EXPENSES:
Research and development	$9,717	$17,287
General and administrative	2,139	1,578
Loss from operations	(11,856)	(18,865)
OTHER (EXPENSE) INCOME:
Other (expense) income, net	(2,233)	11,256
Interest income	2	2
Interest expense	(401)	(698)
NET LOSS	$(14,488)	$(8,305)
COMPREHENSIVE LOSS	$(14,488)	$(8,305)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 9):	$(19,457)	$(11,887)
LOSS PER SHARE:
Basic	$(50.45)	$(31.25)
Diluted	$(50.45)	$(31.25)
WEIGHTED AVERAGE SHARES:
Basic	385,664	380,352
Dilued	385,664	380,352

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited, in thousands except share amounts)

	Convertible Preferred Stock
	Seris B-2		Seris B		Series A-1		Series A-2		Series A-3		Series A-4
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	—	701,235	$43,892	939,612	$78,737	983,208	$93,977	142,227	$12,232	3,998	$271
Net loss
Issuance of preferred stock	448,060	26,152
Accretion of dividends on preferred stock		251		850		1,760		1,841		267
Stock-based compensation expense
Balance at March 31, 2014	448,060	$26,403	701,235	$44,742	939,612	$80,497	983,208	$95,818	142,227	$12,499	3,998	$271

	Convertible Preferred Stock				Stockholders’ Deficit
	Series A-5		Series A-6		Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2013	6,443	$525	496,111	$23,168	385,664	$—	$—	$(277,301)	$(277,301)
Net loss								(14,488)	(14,488)
Issuance of preferred stock			186,847	10,109
Accretion of dividends on preferred stock							(511)	(4,458)	(4,969)
Stock-based compensation expense							511		511
Balance at March 31, 2014	6,443	$525	682,958	$33,277	385,664	$—	$—	$(296,247)	$(296,247)

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(14,488)	$(8,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	13
Stock-based compensation expense	511	334
Research and development expense settled in stock	2,717	3,570
Change in fair value of other current assets, warrant liability and other liability	2,233	(11,256)
Non-cash interest	63	113
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(690)	942
Accounts payable	(21)	887
Accrued expenses and other current liabilities	2,453	6,423
Net cash used in operating activities	(7,206)	(7,279)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Sales and maturities of marketable securities	—	4,000
Net cash provided by investing activities	—	4,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Payments on note payable	(2,907)	(1,969)
Proceeds from the issuance of preferred stock, net	27,368	—
Net cash provided by financing activities	24,461	(1,969)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,255	(5,248)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,303	18,653
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,558	$13,405
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$310	$508
NON-CASH FINANCING ACTIVITIES:
Accretion of dividends on preferred stock	$4,969	$3,582
Fair value of Series A-6 convertible preferred stock issued as settlement of liability	$10,109	$—
Fair value of warrants issued	$1,216	$—

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Radius Health, Inc. (“Radius” or the “Company”), which was formerly known as MPM Acquisition Corp., is a science-driven biopharmaceutical company focused on developing novel differentiated therapeutics for patients with osteoporosis as well as other serious endocrine-mediated diseases. The Company’s lead product candidate is abaloparatide (BA058), a bone anabolic for the treatment of osteoporosis delivered via subcutaneous injection, which the Company refers to as Abaloparatide-SC. The Company is currently in Phase 3 development of Abaloparatide-SC and expects to announce top-line data from this study in late 2014. If the results are positive, the Company plans to submit a new drug application in the United States, and a marketing authorization application in Europe in mid-2015. The Company holds worldwide commercialization rights to Abaloparatide-SC, other than in Japan, and with a favorable regulatory outcome, anticipates its first commercial sales of Abaloparatide-SC will take place in 2016. The Company is leveraging its investment in Abaloparatide-SC to develop Abaloparatide-TD. The Company expects this line extension will provide improved patient convenience by enabling administration of abaloparatide through a short-wear-time transdermal patch. The Company has recently completed a successful Phase 2 proof of concept study of Abaloparatide-TD.

The Company’s current clinical product portfolio also includes a novel oral agent, RAD1901, a selective estrogen receptor down-regulator/degrader (“SERD”). The Company is developing RAD1901 at higher doses, for the treatment of breast cancer brain metastases (“BCBM”).  At lower doses RAD1901 acts as a selective estrogen-receptor modulator (“SERM”).  Low-dose RAD1901 has shown efficacy for the treatment of vasomotor symptoms such as hot flashes in a successful Phase 2 clinical trial. In 2014, the Company expects to commence a Phase 1 clinical trial to evaluate RAD1901 for the treatment of BCBM.

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

The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company’s product candidates, competition for its product candidates, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of March 31, 2014, the Company had an accumulated deficit of $296.2 million and believes that its existing cash and cash equivalents at March 31, 2014, will be sufficient to fund its operations into the third quarter of 2014.  Accordingly, the Company expects to pursue additional financing opportunities to address its capital needs, including the completion of a private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements.  However, there is no guarantee that any of these financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical and clinical trials and obtain approval of any product candidates from the U.S. Food and Drug Administration or other regulatory authorities. In addition, the Company could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue operations entirely.

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

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. Subsequent events have been evaluated up to the date of issuance of these financials. For further information, refer to the financial statements and footnotes included in the Company’s audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on April 3, 2014.

Significant Accounting Policies—The significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013 relate to research and development costs, stock-based compensation, fair value measures, property and equipment, license agreements, impairment of long-lived assets and income taxes. There were no changes to significant accounting policies during the three months ended March 31, 2014.

Reverse Stock Split— On April 24, 2014, the Company effected a reverse stock split of the Company’s common stock at a ratio of one-for-2.28 of all of the outstanding shares of common stock.  The number of authorized shares of the Company’s common stock and the par value did not change.  Pursuant to the stock split, every 2.28 shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. All shares and per share amounts in the condensed financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split.

Recently Adopted Accounting Standards—In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments under ASU 2013-11 were effective for interim and annual fiscal periods beginning after December 15, 2013, with early adoption permitted. The Company adopted ASU 2013-11 on January 1, 2014.  Its adoption did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In December 2013, the FASB issued Accounting Standards Update No. 2013-12, Definition of a Public Business Entity (“ASU 2013-12”). ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in GAAP. ASU 2013-12 does not affect existing requirements but will be used in considering the scope of new financial guidance and will identify whether the guidance does or does not apply to public business entities. The Company adopted ASU 2013-12 on January 1, 2014.  Its adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Research costs - Nordic (1)	$13,813	$17,998
Research costs - other	1,558	1,599
Payroll and employee benefits	1,223	1,005
Professional fees	1,533	426
Vacation	75	69
Interest on notes payable	880	852
Other	49	58
Total accrued expenses and other current liabilties	$19,131	$22,007

(1)         Includes amounts accrued ratably over the estimated per patient treatment period under the Nordic Work Statement NB-1 and Work Statement NB-3.  Amounts do not include pass-through costs which are expensed as incurred or upon delivery.  See note 7 for additional information.

4. Convertible Preferred Stock

On February 14, 2014, the Company entered into a Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement (the “Series B-2 Purchase Agreement”), pursuant to which the Company was able to raise up to approximately $40.2 million through the issuance of (1) up to 655,000 shares of its Series B-2 convertible preferred stock (“Series B-2”) and (2) warrants to acquire up to 718,201 shares of its common stock with an exercise price of $14.004 per share. In February and March 2014, the Company consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate gross proceeds to the Company of approximately $27.5 million, the Company issued an aggregate of 448,060 shares of Series B-2 and warrants to purchase up to a total of 491,293 shares of its common stock.

The rights, preferences, and privileges of the Series B convertible preferred stock (“Series B”), Series B-2 convertible preferred stock (“Series B-2”), the Series A-1 convertible preferred stock (“Series A-1”), Series A-2 convertible preferred stock (“Series A-2”), Series A-3 convertible preferred stock (“Series A-3”), Series A-4 convertible preferred stock (“Series A-4”), Series A-5 convertible preferred stock (“Series A-5”) and Series A-6 convertible preferred stock (“Series A-6”) (the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6, collectively, the “Series A Preferred Stock”) as of March 31, 2014, are set forth below, and reflect the reverse stock split of the Company’s common stock effected on April 24, 2014, as previously discussed.

Conversion— Any holder of the Company’s preferred stock has the right, at any time or from time to time, to convert any or all of its shares of preferred stock into fully paid and non-assessable shares of the Company’s common stock for each share of preferred stock converted based upon the then in effect Conversion Price (“Conversion Feature”).  If the Company issues or sells any shares of its Common Stock (as defined by the Company’s certificate of incorporation) or options to purchase or other rights to subscribe for such convertible or exchangeable securities, in each case other than Excluded Stock (as defined by the Company’s certificate of incorporation), for a consideration per share less than the then in effect conversion price (“Dilutive Issuance”) of the Company’s Series A-1, A-2, A-3, B, or B-2 preferred stock, respectively, the Conversion Price for such series in effect immediately prior to each such Dilutive Issuance shall automatically be reduced in accordance with the provisions set forth in the Certificate of Designations.  Upon issuance of each series of the Company’s preferred stock, the respective Conversion Prices were greater than the fair value of the Company’s common stock at the respective commitment dates.  Therefore, the Conversion Feature was not considered to be a beneficial conversion feature that would require the Company to record a deemed dividend on the preferred stock.  Each holder of Series B and Series B-2 shares has the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $61.42 by the conversion price (“Series B Optional Conversion”). The conversion price of the Series B and Series B-2 as of March 31, 2014 was $14.004 per share (the “Series B Conversion Price”), which represents a conversion ratio of one share of Series B or Series B-2 into approximately 4.386 shares of common stock.

Each holder of Series A-1, Series A-2 and Series A-3 has the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $81.42 by the conversion price (“Optional Conversion”). The original conversion price of the Series A-1, Series A-2 and Series A-3 was $18.564 per share (the “Conversion Price”), which represented a conversion ratio of one share of Series A-1, Series A-2 or Series A-3 into approximately 4.386 shares of common stock. The issuance of the Series B in April and May of 2013 and the Series B-2 in February and March of 2014 resulted in an adjustment to the Conversion Price of the Series A-1, Series A-2 and Series A-3 (the “Anti-Dilution Adjustment”).  As a result of the Anti-Dilution Adjustment, the conversion price of each share of Series A-1, Series A-2 and Series A-3 was reduced to $16.970, which represents a conversion ratio of one share of Series A-1, Series A-2 or Series A-3 into approximately 4.798 shares of common stock.  This reduction of the Conversion Price did not create a beneficial conversion feature that would require the Company to record a deemed dividend on the Series A-1, Series A-2 or Series A-3 preferred stock.

Each holder of Series A-4, Series A-5 and Series A-6 has the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as is determined by dividing the original purchase price of $81.42 by the conversion price. The Conversion Price of the Series A-4, Series A-5 and Series A-6 as of March 31, 2014 was $18.564 per share, which represents a conversion ratio of one share of Series A-4, Series A-5 or Series A-6 into approximately 4.386 shares of common stock.

Upon an optional conversion, the holders of the converted Series B-2, Series B and Series A Preferred Stock are entitled to payment of all accrued, whether or not declared, but unpaid dividends in shares of the common stock of the Company at the then effective Conversion Price.

Each share of the Series B, Series B-2 and Series A Preferred Stock is automatically convertible into fully paid and non-assessable shares of common stock at the applicable conversion price (as described above) in effect upon, in the case of the Series A and Series B Preferred Stock, upon (1) a vote of the holders of at least 70% of the outstanding shares of Series B, Series B-2, Series A-1, Series A-2 and Series A-3 to convert all shares of Series B, Series B-2 and Series A Preferred Stock or (2) the common stock becoming listed for trading on a national stock exchange, and in the case of the Series B-2 Preferred Stock, upon (1) a vote of the holders of at least 70% of the outstanding shares of Series B-2 to convert all shares of Series B-2 Preferred Stock, (2) the closing of a firm commitment underwritten public offering on or prior to June 30, 2014 or (3) after June 30, 2014, the common stock becoming listed for trading on a national stock exchange (“Special Mandatory Conversion”). Upon a Special Mandatory Conversion, all accrued, whether or not declared, but unpaid dividends shall be paid in cash or shares of common stock (calculated based on the then effective conversion price) at the discretion of the Company’s Board of Directors.

In the event of a conversion upon the closing of a firm commitment underwritten public offering on or prior to June 30, 2014 in which the public offering price per share is less than the Series B-2 Conversion Price, then the Series B-2 Conversion Price will automatically be reduced to the price equal to the public offering price.

Redemption— Unless redemption is waived by a requisite stockholder vote or consent, the shares of Series B, Series B-2 and Series A Preferred Stock are automatically redeemable upon an event of sale of the Company.  The shares of Series B, Series B-2 and Series A Preferred Stock are not redeemable at the option of the holder.

Dividends— Holders of shares of Series B and Series B-2 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series B and Series B-2. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of Series B and Series B-2 are also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B and Series B-2, holders of shares of Series A-1 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-1. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of Series A-1 are also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B, Series B-2 and Series A-1, holders of Series A-2 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-2. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of Series A-2 are also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B, Series B-2, Series A-1 and Series A-2, holders of Series A-3 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series A-3. Dividends are payable, as accrued, upon liquidation, event of sale and conversion to common stock, as described above. The holders of shares of Series A-3 are also entitled to dividends declared or paid on any shares of common stock.

Without regard to the payment of required dividends to the holders of Series B, Series B-2, Series A-1, Series A-2 and Series A-3, holders of Series A-5 are entitled to receive the Series A-5 Special Accruing Dividend (as defined in the Company’s certificate of incorporation) paid in shares of Series A-6 as described in note 7. Dividends are payable, as accrued, upon liquidation, event of sale and conversion to common stock, as described above. The holders of shares of Series A-5 are also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B, Series B-2, Series A-1, Series A-2, Series A-3 and Series A-5, holders of Series A-4 and Series A-6 are entitled to receive, when, if and as declared by the Board of Directors, dividends on any shares of Series A-4 Stock or Series A-6 Stock, as the case may be, out of funds legally available for that purpose, at a rate to be determined by the Board of Directors if and when they may so declare any dividend on the Series A-4 Stock or A-6 Stock, as the case may be. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of Series A-4 and Series A-6 are also entitled to dividends declared or paid on any shares of common stock.

Dividends on the Company’s preferred stock are payable, at the sole discretion of the Board of Directors, in cash or in shares of the Company’s common stock at the current market price of shares of common stock, when and if declared by the Board of Directors and upon liquidation or an event of sale.  All accrued but unpaid dividends on Series B, Series B-2 and Series A Preferred Stock will be paid in cash or shares of common stock, at the then effective Conversion Price of shares of Series B, Series B-2 and Series A Preferred Stock, upon a Special Mandatory Conversion (as defined in the Company’s certificate of incorporation). Upon Optional Conversion, dividends are payable in shares of common stock at the then effective conversion price of shares of preferred stock.

As of March 31, 2014, the Company had accrued dividends of $3.2 million, $0.3 million, $16.8 million, $19.8 million and $2.9 million on Series B, Series B-2, Series A-1, Series A-2 and Series A-3, respectively.

Voting—The holders of Series B, Series B-2 and Series A Preferred Stock are entitled to vote together with the holders of the common stock as one class on an as-if converted basis.  In addition, as long as the shares of Series A-1 are outstanding, the holders of Series A-1, voting as a separate class, have the right to elect two members of the Company’s Board of Directors.

Liquidation— The shares of Series B and Series B-2 rank equally to other shares of Series B and Series B-2, and rank senior to the Series A-1 and all other classes of Series A Preferred Stock.  The shares of Series A-1 rank senior to all other classes of Series A Preferred Stock. Series A-2 ranks junior to Series A-1 and senior to Series A-3, Series A-4, Series A-5 and Series A-6. Series A-3,

Series A-5 and Series A-6 rank equally but junior to Series A-1 and Series A-2 and senior to Series A-4. Series A-4 ranks senior to the Company’s common stock.

In the event of a liquidation, dissolution, or winding-up of the Company, the holders of Series B and Series B-2 are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A Preferred Stock. Payment to the holders of Series B shall consist of two (2) times the original purchase price of $61.42, plus all accrued but unpaid dividends. Payment to the holders of Series B-2 shall consist of one and a half (1.5) times the original purchase price of $61.42, plus all accrued but unpaid dividends. After such distribution to the holders of Series B and Series B-2, the holders of Series A-1 will be entitled to be paid out of the remaining assets available for distribution, before any payment is made to the Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series A-1 shall consist of the original purchase price of $81.42, plus all accrued but unpaid dividends. After the distribution to the holders of Series A-1, the holders of Series A-2 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid dividends. After the distribution to the holders Series A-1 and Series A-2, the holders of Series A-3, Series A-5 and Series A-6, will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid or declared and unpaid dividends, as appropriate. After the distribution to the holders Series A-1, Series A-2, Series A-3, Series A-5 and Series A-6, the holders of Series A-4 will be entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any declared and unpaid dividends.  If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series B, the assets will be distributed ratably among the holders of Series B in proportion to their aggregate liquidation preference amounts.  If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-1, the assets will be distributed ratably among the holders of Series A-1 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-2, the assets will be distributed ratably among the holders of Series A-2 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-3, Series A-5 and Series A-6, the assets will be distributed ratably among the holders of Series A-3, Series A-5 and Series A-6 in proportion to their aggregate liquidation preference amounts. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A-4, the assets will be distributed ratably among the holders of Series A-4 in proportion to their aggregate liquidation preference amounts. After all liquidation preference payments have been made to the holders of the Series B, Series B-2 and Series A Preferred Stock, the holders of the Series B, Series B-2 and Series A-1, Series A-2 and Series A-3 shall participate in the distribution of the remaining assets with the holders of the Company’s common stock on an as-if converted basis.

In the event of, and simultaneously with, the closing of an event of sale of the Company (as defined in the Company’s Amended Certificate of Incorporation), the Company shall redeem all of the shares of Series B, Series B-2 and Series A Preferred Stock then outstanding at the Special Liquidation Price, as defined. If the event of sale involves consideration other than cash, the Special Liquidation Price may be paid with such consideration having a value equal to the Special Liquidation Price. The Special Liquidation Price shall be equal to an amount per share, which would be received by each holder of the Preferred Stock if, in connection with the event of sale, all the consideration paid in exchange for the assets or the shares of capital stock of the Company was actually paid to and received by the Company, and the Company was immediately liquidated thereafter and its assets distributed pursuant to the liquidation terms above.

5. Fair Value Measurements

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents:
Cash	$1,887	$—	$—	$1,887
Money market funds (1)	27,671	—	—	27,671
Stock asset (2)	—	—	1,220	1,220
	$29,558	$—	$1,220	$30,778

Liabilities
Warrant liability (2)	$—	$—	$4,550	$4,550
	$—	$—	$4,550	$4,550

	December 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents:
Cash	$2,710	$—	$—	$2,710
Money market funds (1)	9,593	—	—	9,593
	$12,303	$—	$—	$12,303

Liabilities
Warrant liability (2)	$—	$—	$1,945	$1,945
Stock liability (2)	—	—	5,328	5,328
	$—	$—	$7,273	$7,273

(1)                           Fair value is based upon quoted market prices.

(2)                           Fair value is determined using the probability-weighted expected return model (“PWERM”), as discussed below.  Changes in the fair value of the Level 3 assets and liabilities are recorded as other (expense) income in the condensed statement of operations.

The stock asset represents the prepaid balance and the stock liability represents the accrued balance of the research and development expense related to the stock dividends to be issued to Nordic Bioscience Clinical Development VII A/S (“Nordic”) in shares of Series A-6 (or in shares of common stock if the Company lists its common stock on a national exchange) for services rendered which is being recognized ratably over the estimated per patient treatment period under the three work statements executed with Nordic (the “Nordic Work Statements”) (see note 7). The fair value of the stock asset and stock liability is based upon the fair value of the Series A-6 as determined using PWERM, which considers the value of the Company’s various classes of preferred stock. The fair value of the Company’s various classes of preferred stock is determined through an analysis of the future values for equity assuming various future outcomes. Accordingly, share value is based upon the probability weighted present value of expected future net cash flows, considering each of the possible future events, discount rate as determined using the capital asset pricing model, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity. Accordingly, the valuation of the Company’s stock asset and stock liability is determined using Level 3 inputs.

The warrant liability represents the liability for the warrants issued to the placement agent in connection with the Company’s Series A-1 financing, to the investors in the Series B financing in April and May 2013 and the Series B-2 financing in February and March 2014, and to the lenders in connection with the Company’s Loan and Security Agreement executed with Oxford Finance LLC and General Electric Capital Corporation in May 2011. The warrant liability is calculated using the Black-Scholes option pricing method. This method of valuation includes using inputs such as the fair value of the Company’s common stock or preferred stock, historical volatility, the term of the warrant and risk free interest rates. The fair value of the Company’s shares of common stock and preferred stock is estimated using PWERM, as described above. Accordingly, the valuation of the warrant liability is determined using Level 3 inputs.

As noted above, the Company’s Level 3 fair value measurements related to its stock asset, stock liability, and warrant liability are based upon the fair value of the Company’s common stock and preferred stock. The following table provides quantitative information about the fair value measurement of the Company’s common stock and preferred stock, including significant unobservable inputs:

Instrument	Valuation Technique	Unobservable Input	Estimate
Preferred Stock	PWERM	• Time until future exit event (years)	• 0.2 — 0.3
		• Probability of Abaloparatide coming to market	• 65% — 75%
		• Discount rate	• 20% — 40%
		• Long-term revenue growth rate (1)	• 2% — 117%
		• Long-term pre-tax operating margin (2)	• 13% — 79%
		• Discount for lack of marketability	• 6% — 33%

	Market Comparable Companies	• Revenue multiple (3)	• 3.6 — 8.4

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

As of March 31, 2014, the stock asset and warrant liability have fair values of $1.2 million and $4.6 million, respectively. Changes in the significant unobservable inputs used in the fair value measurements of the Company’s common stock and preferred stock in isolation would result in a significantly different fair value measurement of the stock asset, stock liability, and warrant liability. Generally, a change in the assumption used for the probability of successful development is accompanied by a directionally similar change in the assumption used for the long-term revenue growth rate and long-term pre-tax operating margin and estimated fair value measurement of the Company’s common stock and preferred stock.

The following table provides a roll-forward of the fair value of the assets, where fair value is determined using Level 3 inputs (in thousands):

Balance at December 31, 2013	$—
Issuance of shares of Series A-6 - prepayment	1,220
Balance at March 31, 2014	$1,220

The following table provides a roll-forward of the fair value of the liabilities, where fair value is determined using Level 3 inputs (in thousands):

Balance at December 31, 2013	$7,273
Issuance of shares of Series A-6	(8,889)
Additions — accrued shares of Series A-6	2,717
Additions — warrants	1,216
Change in fair value	2,233
Balance at March 31, 2014	$4,550

Additions represent the value of the asset or liability for additional accrued shares of stock issuable to Nordic for services rendered in connection with the Company’s Phase 3 Clinical Trial of Abaloparatide-SC (see note 7), as well as the value of any new warrants issued during the period. The issuance of shares of Series A-6 represent the release of the quarterly stock dividends of Series A-6 accrued under the Nordic Work Statements as of March 31, 2014 (see note 7).

The fair value of the Company’s note payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s note payable approximated its fair value as of March 31, 2014, as the Company’s interest rate is near current market rates. The fair value of the Company’s notes payable was determined using Level 3 inputs.

6. License Agreements

On September 27, 2005, the Company entered into a license agreement (the “Ipsen Agreement”), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, “Ipsen”). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. With respect to France, if Ipsen exercises its co-marketing and co-promotion rights, then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay Radius a mid-single digit royalty on Ipsen’s allocable portion of aggregate revenue from the sale of products by both parties in France. Abaloparatide (the Company’s bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $250,000 to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments in the range of €10.0 million to €36.0 million ($13.8 million to $50.0 million) to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or its sub-licensees on a country-by-country basis until the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof, whichever is longer.

If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if the Company or its sub-licensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, it will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the last to expire of its patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country, whichever is longer. In connection with the Ipsen Agreement, the Company recorded less than $0.1 million in costs during both the three months ended March 31, 2014 and 2013, which were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

7. Research Agreements

Abaloparatide-SC Phase 3 Clinical Trial—On March 29, 2011, the Company and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the “Work Statement NB-1”) under such Clinical Trial Services Agreement and a related Stock Issuance Agreement, as amended to date (the “Stock Issuance Agreement”). Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 Clinical Trial (the “Phase 3 Clinical Trial”) of Abaloparatide-SC and is being compensated for such services in a combination of cash and shares of stock.

In December 2011, the Company entered into an amendment to the Work Statement NB-1(the “First Amendment”). Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the trial would be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by the Company to Nordic under the First Amendment are denominated in both euros and U.S. dollars and total up to €717,700 ($988,775) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to €1.2 million ($1.7 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, the Company entered into a second amendment to the Work Statement NB-1(the “Second Amendment”). Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services to be provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($16,451) per subject for any subjects enrolled in India or the United States. Such reductions are applied in pro rata monthly installments. Payments to be made by the Company to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total of up to €3.7 million ($5.1 million) and $205,540, respectively.

In March 2014, the Company entered into a fourth amendment to the Work Statement NB-1 (the “Fourth Amendment”).  Pursuant to the terms of the Fourth Amendment, the Company agreed to pay to Nordic an additional performance incentive, or a Performance Incentive Payment, of $500,000 for every 50 patients that, subsequent to March 28, 2014, complete all end-of-study procedures, up to a maximum aggregate amount of additional payments equal to $5.0 million.  Any Performance Incentive Payment will be paid in cash in the event an underwritten initial public offering of shares of the Company’s common stock (“IPO”) is consummated prior to May 31, 2014.  Should an IPO not be consummated by the Company prior to May 31, 2014, any Performance Incentive Payments will be paid instead through the issuance to Nordic of shares of the Company’s capital stock under the same model for equity-based compensation that is contemplated by the existing outstanding work statements under the Clinical Trial Services Agreement.

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

The Stock Issuance Agreement provides that Nordic is entitled to receive quarterly stock dividends, payable in shares of Series A-6 or shares of common stock if the Company’s preferred stock has been converted in accordance with its amended certificate of incorporation, having an aggregate value, under the Work Statement NB-1, of up to €36.8 million ($50.7 million) (the “Nordic Accruing Dividend”). In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company’s amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

The Nordic Accruing Dividend related to the Phase 3 Clinical Trial is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Trial. On the last business day of each calendar quarter (each, an “Accrual Date”), beginning with the quarter ended June 30, 2011, the Company has a liability, under the Work Statement NB-1, to issue shares of Series A-6 (or common stock, after the conversion of the Company’s preferred stock into common stock) to Nordic that is referred to as the “Applicable Quarterly Amount” and is equal to €36.8 million ($50.7 million) (subject to adjustment in accordance with the applicable provisions of the Second Amendment relating to consideration payable for patients enrolled in India and the U.S.) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by the number of calendar quarters it will take to complete the Phase 3 Clinical Trial. To calculate the aggregate number of shares due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million ($50.7 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. The Company then calculates the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value of the Company’s common stock as of the applicable Accrual Date or (2) $81.42 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by the Company’s Board of Directors, who are required to do so upon Nordic’s request, or upon an event of sale. In December 2013, Nordic requested that all 438,124 shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-1 be issued. Accordingly, the Company’s Board of Directors declared a dividend to Nordic of all 438,124 shares accrued under Work Statement NB-1 on December 31, 2013.

On March 28, 2014, the Company entered into Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011 (the “Second Stock Issuance Agreement Amendment”), with Nordic.  The Second Stock Issuance Agreement Amendment required that the Company’s Board of Directors declare, as soon as reasonably practical, a stock dividend of twenty nine (29) shares of its Series A-6 for each share of the Company’s outstanding Series A-5, all of which are held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3, excluding any Performance Incentive

Payments payable in stock.  In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued.  Accordingly, the Company’s Board of Directors declared and issued a dividend to Nordic of all 186,847 shares on March 31, 2014.  The Second Stock Issuance Agreement Amendment provides further that in the event an IPO occurs prior to May 31, 2014, any payments owed by the Company to Nordic in relation to Work Statement NB-1 and Work Statement NB-3 for all periods of time after 2014, excluding any Performance Incentive Payments, will be changed from the right to receive stock to the right to receive a total cash payment from the Company of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015.  The Second Stock Issuance Agreement Amendment also stipulates that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an IPO be payable in cash.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability in the Company’s balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares are recorded as a gain or loss in other (expense) income in the statement of operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-1, First Amendment and Second Amendment ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Trial, or a twenty-month period. The Company recognizes research and development expense for the amounts due to Nordic under the Fourth Amendment on a per patient basis when the End-of-Study visit and all other required procedures are completed.  The Company recorded $4.5 million and $9.1 million of research and development expense during the three months ended March 31, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Trial.

As of March 31, 2014, the Company had (1) an asset of $0.3 million reflected in prepaid expenses and other current assets on the balance sheet resulting from services provided by Nordic, which were paid in the form of a stock dividend and (2) a liability of $12.5 million that is reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

Abaloparatide-SC Phase 3 Clinical Extension Study—In February 2013, the Company entered into a Work Statement NB-3 (the “Work Statement NB-3”) under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month Abaloparatide-SC Phase 3 Clinical Trial (the “Extension Study”) and will be compensated for such services in a combination of cash and shares of stock. Under the terms of a Letter of Intent that the Company entered into with Nordic on October 22, 2012 setting forth the parties’ obligations to negotiate in good faith to enter into Work Statement NB-3, the Company was required to make an initial payment of €806,468 ($1.1 million).

In March 2014, the Company entered into an amendment to the Work Statement NB-3 (the “NB-3 Amendment”).  The NB-3 Amendment was effective as of February 28, 2014 and provides that Nordic will perform a Period 2 extension study (the “Second Extension”), to evaluate an additional eighteen months of standard-of-care osteoporosis management following the Period 1 extension of six months upon completion of the Phase 3 clinical trial of the Company’s Abaloparatide-SC product.  Payments in cash to be made by the Company to Nordic under the NB-3 Amendment are denominated in both euros and U.S. dollars and total up to approximately €3.0 million ($4.1 million) and $527,740, respectively.  In addition, the Company agreed to issue to Nordic shares of the Company’s series A-6 convertible preferred stock having a value of up to approximately €3.0 million ($4.1 million) and $527,740 as additional payment for the services to be provided under the NB-3 Amendment, with the issuance of such shares to be made pursuant to the terms of an Amendment No. 2, entered into by the Company with Nordic on March 28, 2014, to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011.

Payments in cash to be made to Nordic under the Work Statement NB-3, as amended by the NB-3 Amendment, are denominated in both euros and U.S. dollars and total up to €7.5 million ($10.3 million) and $1.1 million, respectively. In addition, the Company will issue to Nordic, shares of the Company’s Series A-6 having a value of up to €7.5 million ($10.3 million) and $0.8 million, as additional payment for services to be provided under the Work Statement NB-3 and the Services Agreement.

The Stock Issuance Agreement provides that, beginning with the quarter ended March 31, 2013, Nordic was entitled to receive quarterly stock dividends in connection with services performed under the Work Statement NB-3, payable in shares of Series A-6 or shares of common stock if the Company’s preferred stock has been automatically converted into common stock in accordance with its amended certificate of incorporation, having an aggregate value of up to €7.5 million ($10.3 million) and $0.8 million. In the event Nordic sells the shares of Series A-5 or in the event the shares of Series A-5 are converted into common stock in accordance with the Company’s amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, will remain with Nordic as a contractual right under the Stock Issuance Agreement.

The Nordic Accruing Dividend related to the Extension Study is determined based upon the estimated period that will be required to complete the Extension Study. On each Accrual Date, beginning with the quarter ended March 31, 2013, the Company will recognize a liability to issue shares of Series A-6 to Nordic with an Applicable Quarterly Amount value equal to €7.5 million ($10.3 million) and $0.8 million minus the aggregate value of any previously accrued Nordic Accruing Dividend related to the Extension Study divided by the number of calendar quarters it will take to complete the Extension Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing such Applicable Quarterly Amount, by the greater of (1) the fair market value of the Company’s common stock as of the applicable Accrual Date or (2) $81.42 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by the Company’s Board of Directors, who are required to do so upon Nordic’s request, or upon an event of sale. In December 2013, Nordic requested that all 25,772 shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-3 be issued. Accordingly, the Company’s Board of Directors declared a dividend to Nordic of all 25,772 shares of Series A-6 accrued under Work Statement NB-3 on December 31, 2013.

On March 28, 2014, the Company entered into the Second Stock Issuance Agreement Amendment, with Nordic.  The Second Stock Issuance Agreement Amendment required that the Company’s Board of Directors declare, as soon as reasonably practical, a stock dividend of twenty nine (29) shares of its Series A-6 for each share of the Company’s outstanding Series A-5, all of which are held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3, excluding any Performance Incentive Payments payable in stock.  In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued.  Accordingly, the Company’s Board of Directors declared a dividend to Nordic of all 186,847 shares on March 31, 2014.  The Second Stock Issuance Agreement Amendment provides further that in the event an IPO occurs prior to May 31, 2014, any payments owed by the Company to Nordic in relation to Work Statement NB-1 and Work Statement NB-3 for all periods of time after 2014, excluding any Performance Incentive Payments, will be changed from the right to receive stock to the right to receive a total cash payment from the Company of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015.  The Second Stock Issuance Agreement Amendment also stipulates that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an IPO be payable in cash.

Prior to the issuance of the shares of Series A-6 to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability in the Company’s balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares are recorded as a gain or loss in other (expense) income in the statement of operations.

On December 6, 2013, the Company entered into a Letter of Intent (the “Letter of Intent”) with Nordic, which provided that the Company and Nordic would continue to negotiate the definitive terms of the NB-3 Amendment, which provides for an additional 18 months of standard-of-care treatment for those patients enrolled in the Extension Study being performed under Work Statement NB-3. The NB-3 Amendment was executed on March 28, 2014 and provides for payment by the Company to Nordic of both cash and equity compensation in consideration of the services provided by Nordic, with the equity portion of such compensation to be made pursuant to an Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011. Pursuant to the Letter of Intent, the Company was required to make an initial payment of €222,573 ($0.3 million) and agreed to commence payment of the cash compensation due in consideration of the services being provided by Nordic under the Amendment.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-3 and Amendment ratably over the estimated per patient treatment periods beginning upon enrollment, or over a nine-month and nineteen-month period, respectively. The Company recorded $2.5 million and $0.5 million of research and development expense during the three months ended March 31, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Extension Study and Second Extension.

As of March 31, 2014, the Company had (1) an asset of $0.9 million reflected in prepaid expenses and other current assets on the balance sheet resulting from services provided by Nordic, which were paid in the form of a stock dividend and (2) a liability of $1.3 million that is reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

Abaloparatide-TD Phase 2 Clinical Trial—On July 26, 2012, the Company entered into a Letter of Intent (the “Phase 2 Letter of Intent”) with Nordic, which provided that the Company and Nordic would, subject to compliance by the Company with certain requirements of its Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2 (the “Work Statement NB-2”), a draft of which is attached to the Phase 2 Letter of Intent, and (2) an amendment to the Amended and Restated Stock Issuance Agreement.

In February 2013, the Company executed the final Work Statement NB-2 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-2, Nordic would provide clinical trial services relating to the Phase 2 Clinical Trial and would be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by the Company to Nordic under the Work Statement NB-2 were denominated in both euros and U.S. dollars and totaled up to €3.6 million ($5.0 million) and $0.3 million, respectively. In addition, the Company would issue to Nordic shares of its Series A-6 stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Clinical Trial Services Agreement.

As of December 31, 2013, 32,215 shares of Series A-6 were due to Nordic under Work Statement NB-2, or, after the automatic conversion into common stock of the Company’s preferred stock, 141,294 shares the Company’s common stock. In December 2013, Nordic requested that all 32,215 shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-2 be issued. Accordingly, the Company’s Board of Directors declared a dividend to Nordic of all 32,215 shares of Series A-6 accrued under Work Statement NB-2 on December 31, 2013, which constituted all shares of Series A-6 due under Work Statement NB-2.

The Company recognized research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Trial, or a nine-month period. The Company recorded nil and $1.7 million of research and development expense during the three months ended March 31, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Trial. As of March 31, 2014, all obligations due to Nordic under Work Statement NB-2 had been paid.

The Company is also responsible for certain pass-through costs in connection with the Phase 3 Clinical Trial, Extension Study and Phase 2 Clinical Trial. Pass through costs are expensed as incurred or upon delivery. The Company recognized research and development expense of $0.3 million and $1.1 million for pass-through costs during the three months ended March 31, 2014 and 2013, respectively.

8. Stock-Based Compensation

A summary of stock option activity during the three months ended March 31, 2014 is as follows (in thousands, except for per share amounts):

		Weighted-
		Average	Weighted-
		Exercise	Average
		Price (in	Contractual	Aggregate
		dollars per	Life (in	Intrinsic
	Shares	share)	years)	Value
Options outstanding at December 31, 2013	1,667	$7.05
Granted	1,144	7.80
Exercised	—	—
Forfeited	(116)	9.00
Options outstanding at March 31, 2014	2,695	$7.28	8.08	$6,607
Options exercisable at March 31, 2014	1,142	$6.31	6.41	$3,916
Options vested or expected to vest at March 31, 2014	2,608	$7.26	8.04	$6,456

The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2014 was $4.61, and the total grant-date fair value of stock options that vested during the three months ended March 31, 2014 was approximately $0.4 million.  As of March 31, 2014, there was approximately $5.1 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

9. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share numbers):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(14,488)	$(8,305)
Accretion of Preferred Stock	(4,969)	(3,582)
Loss attributable to common stockholders - basic and diluted	$(19,457)	$(11,887)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	385,664	380,352

Loss per share - basic and diluted	$(50.45)	$(31.25)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three months ended March 31, 2014 and 2013, all of the Company’s classes of preferred stock, options to purchase common stock and warrants outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three Months Ended March 31,
	2014	2013
Convertible preferred stock	7,628,051	6,204,903
Options to purchase common stock	2,121,606	1,710,152
Warrants	1,010,257	14,850

10. Commitments and Contingencies

The Company may be exposed, individually or in the aggregate, to certain claims or assessments in the ordinary course of business. In the opinion of management, the outcome of these matters is not likely to have any material effect on the financial position, results of operations, or cash flows of the Company.

11. Subsequent Events

Reverse Stock Split— On April 24, 2014, the Company effected a reverse stock split of its common stock at a ratio of one-for-2.28 of all of the outstanding shares of common stock.  The number of authorized shares of the Company’s common stock and the par value did not change.  Pursuant to the stock split, every 2.28 shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock.

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

•            our ability to manufacture sufficient amounts of abaloparatide, RAD1901, and RAD140 for commercialization activities with target characteristics;

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, our ability to attract and retain customers, our development activities and those factors we discuss in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, or the SEC, on April 3, 2014 under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risk factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes set forth in this report. Unless the context otherwise requires, “we,” “our,” “us” and similar expressions used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section refer to Radius Health, Inc., a Delaware corporation, or Radius.

Executive Overview

We are a science-driven biopharmaceutical company focused on developing novel differentiated therapeutics for patients with osteoporosis as well as other serious endocrine-mediated diseases. Our lead product candidate is abaloparatide (BA058), a bone anabolic for the treatment of osteoporosis delivered via subcutaneous injection, which we refer to as Abaloparatide-SC. We are currently in Phase 3 development of Abaloparatide-SC and expect to announce top-line data from this study in late 2014. If the results are positive, we plan to submit a new drug application, or NDA, in the United States, and a marketing authorization application, or MAA, in Europe, in mid-2015. We hold worldwide commercialization rights to Abaloparatide-SC, other than in Japan, and with a favorable regulatory outcome, we anticipate our first commercial sales of Abaloparatide-SC will take place in 2016. We are leveraging our investment in Abaloparatide-SC to develop Abaloparatide-TD. We expect this line extension will provide improved patient convenience by enabling administration of abaloparatide through a short-wear-time transdermal patch. We have recently completed a successful Phase 2 proof of concept study of Abaloparatide-TD.

Our current clinical product portfolio also includes a novel oral agent, RAD1901, a selective estrogen receptor down-regulator/degrader, or SERD. We are developing RAD1901 at higher doses for the treatment of breast cancer brain metastases, or BCBM.  At lower doses, RAD1901 acts as a selective estrogen-receptor modulator, or SERM.  Low-dose RAD1901 has shown efficacy for the treatment of vasomotor symptoms such as hot flashes in a successful Phase 2 clinical trial. In 2014, we expect to commence a Phase 1 clinical trial to evaluate RAD1901 for the treatment of BCBM.

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

•                  Abaloparatide-TD is a line extension of Abaloparatide SC in the form of a convenient, short-wear-time (approximately five minutes) transdermal patch. In a recent Phase 2 clinical trial, Abaloparatide-TD demonstrated a statistically significant mean percent increase from baseline in BMD as compared to placebo at the lumbar spine and at the hip. These results demonstrated a clear proof of concept by achieving a dose-dependent increase in BMD. Following additional formulation development work, we intend to advance an optimized Abaloparatide-TD product in additional clinical studies and to a Phase 3 bridging study and to subsequently submit for approval. We hold worldwide commercialization rights to Abaloparatide-TD technology.

In April 2011, we began the dosing of subjects in a pivotal Phase 3 Clinical Trial managed by Nordic Bioscience Clinical Development VII A/S, or Nordic, at certain clinical sites operated by the Center for Clinical and Basic Research, a leading global CRO with extensive experience in global osteoporosis registration studies. We designed this Phase 3 study to enroll a total of 2,400 patients to be randomized equally to receive daily doses of one of the following: 80 micrograms (µg) of abaloparatide, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. The study will also include a 6-month extension period in order to obtain 24-months of fracture data, as requested by the FDA. We plan to submit the New Drug Application, or NDA, with the 24-month fracture data. We believe the study is powered to show that abaloparatide is superior to placebo for prevention of vertebral fracture. We believe the study is also powered to show that abaloparatide is superior to Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient’s blood is above normal. We expect to report top-line 18-month fracture data from this study at the end of the fourth quarter of 2014. Following completion of this

Phase 3 trial, we intend to submit for regulatory approval in the United States and Europe in mid-2015. With standard review time and a favorable regulatory outcome, we expect to begin commercial sales in 2016.

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

We are also developing RAD1901 at lower doses as a selective estrogen receptor modulator, or SERM, for the treatment of vasomotor symptoms. Historically, hormone replacement therapy, or HRT, with estrogen (with or without the addition of progesterone) was considered the most efficacious approach to relieving menopausal symptoms such as hot flashes. However, because of the concerns about the potential long-term risks and contraindications associated with HRT, we believe a significant need exists for new therapeutic treatment options to treat vasomotor symptoms. In a Phase 2 proof of concept study, RAD1901 at lower doses demonstrated a reduction in the frequency and severity of moderate and severe hot flashes. We believe RAD1901 is an attractive candidate for advancement into Phase 2b development as a treatment for vasomotor symptoms.

Our efforts and resources are focused primarily on developing Abaloparatide-SC, Abaloparatide-TD, RAD1901 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any revenue from product sales unless and until we receive approval for Abaloparatide-SC from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Accordingly, our success depends not only on the safety and efficacy of abaloparatide, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval. Our ability to raise this additional financing will depend on our ability to execute on the abaloparatide development plan, manage and coordinate, on a cost-effective basis, all the required components of the NDA submission for Abaloparatide-SC and scale-up Abaloparatide-SC and Abaloparatide-TD manufacturing capacity. In addition, we currently have no sales or distribution capabilities and thus our ability to market abaloparatide may depend in part on our ability to enter into and maintain collaborative relationships, which will depend on the strength of our clinical data, our access to capital and other factors.

Future Financing Needs

We expect to finance the future development costs of Abaloparatide-SC, Abaloparatide-TD and RAD1901 with our existing cash and cash equivalents and marketable securities, future offerings of our common stock or preferred stock, or through other strategic financing opportunities. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, progress on securing third-party collaborators, as well as ongoing assessments of such product candidate’s commercial potential and our ability to fund this product development.

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

•                  the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that abaloparatide’s clinical and other benefits outweigh its safety risks;

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

In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-months of fracture data is necessary for approval of new products for the treatment of postmenopausal osteoporosis, and our ongoing Abaloparatide-SC pivotal Phase 3 Clinical Trial is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the abaloparatide 80 µg and placebo groups in our Phase 3 Clinical Trial.  In the extension study, patients will receive an approved alendronate (generic Fosamax) therapy for osteoporosis management. We plan to submit the NDA with the 24-month fracture data. We cannot be certain that the FDA will be supportive of this plan, will not change this approval policy again, or adopt other approval policies or regulations that adversely affect any NDA that we may submit.

Financial Overview

Research and Development Expenses

Research and development expenses consist primarily of clinical testing costs, including payments in cash and stock made to CROs, salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development costs as they are incurred.

None of the research and development expenses in relation to our product candidates are currently borne by third parties. Our lead product candidate is abaloparatide and it represents the largest portion of our research and development expenses for our product candidates. We began tracking program expenses for Abaloparatide-SC in 2005, and program expenses from inception to March 31, 2014 were approximately $152.1 million. We began tracking program expenses for Abaloparatide-TD in 2007, and program expenses from inception to March 31, 2014 were approximately $29.8 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to March 31, 2014 were approximately $15.5 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to March 31, 2014 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

We expect that future development costs related to the Abaloparatide-SC and Abaloparatide-TD programs will increase through possible marketing approval in the United States for Abaloparatide-SC in the mid-2016 and for Abaloparatide-TD in mid-2020. For Abaloparatide-SC, we estimate that future development costs may exceed $63.0 million, including $27.0 million for clinical costs, $23.0 million for license and milestone payments and NDA submission fees, $12.0 million for manufacturing costs and $1.0 million for preclinical costs. For Abaloparatide-TD, we estimate that future development costs may exceed $45.0 million, including $35.0 million for clinical costs, $8.0 million for manufacturing costs, and $2.0 million for preclinical costs and NDA submission fees.

As a portion of the development costs for Abaloparatide-SC are to be settled in shares of our series A-6 convertible preferred stock, the amount of future development costs will be affected by changes in the fair value of the series A-6 convertible preferred stock (see notes 5 and 7 to our condensed quarterly financial statements for the three months ended March 31, 2014).

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

The following table sets forth our research and development expenses related to Abaloparatide-SC, Abaloparatide-TD, RAD1901 and RAD140 for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Abaloparatide-SC	$8,107	$12,036
Abaloparatide-TD	185	4,423
RAD1901	—	—
RAD140	—	—

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

Our results also include stock-based compensation expense as a result of the issuance of stock option grants to employees, directors and consultants. The stock-based compensation expense is included in the respective categories of expense in the statement of operations (research and development and general and administrative expenses). We expect to record additional non-cash stock-based compensation expense in the future, which may be significant.

Interest Income and Interest Expense

Interest income reflects interest earned on our cash, cash equivalents and marketable securities.

Interest expense reflects interest due under our loan and security agreement, or the Credit Facility, entered into on May 23, 2011 with General Electric Capital Corporation, or GECC, as agent and lender, and Oxford Finance, as a lender. We drew $12.5 million under an initial and second term loan during the year ended December 31, 2011 and an additional $12.5 million under a third term loan during the year ended December 31, 2012. In connection with the funding of the term loans, we issued warrants to purchase up to 12,280 shares of our series A-1 convertible preferred stock at an exercise price of $81.42 per share.  As a result of an anti-dilution adjustment, effected in connection with our issuance of the series B convertible preferred stock and series B-2 convertible preferred stock, the exercise price of the warrants has been effectively reduced, on an as-converted basis, to $16.970 as of March 31, 2014.

Other (Expense) Income

For the three months ended March 31, 2014 and 2013, other (expense) income reflects changes in the fair value of our warrant liability and the series A-6 convertible preferred stock liability and stock asset from the date of the initial accrual to the reporting date as discussed in note 5 to our condensed quarterly financial statements for the three months ended March 31, 2014.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or

GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We evaluate our policies and estimates on an ongoing basis, including those related to accrued clinical expenses, research and development expenses, stock-based compensation and fair value measures, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. Management bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2014. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three Months Ended March 31, 2014 and March 31, 2013 (in thousands, except percentages)

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Operating expenses:
Research and development	$9,717	$17,287	$(7,570)	-44%
General and administrative	2,139	1,578	561	36%
Loss from operations	(11,856)	(18,865)	(7,009)	-37%
Other (expense) income:
Other (expense) income, net	(2,233)	11,256	13,489	-120%
Interest (expense) income, net	(399)	(696)	(297)	-43%
Net Loss	$(14,488)	$(8,305)	$6,183	74%

Research and development expenses—For the three months ended March 31, 2014, research and development expense was $9.7 million compared to $17.3 million for the three months ended March 31, 2013, a decrease of $7.6 million, or 44%. This decrease is primarily a result of a decrease in the total professional contract service costs associated with the development of Abaloparatide-SC and Abaloparatide-TD.  During the three months ended March 31, 2014, we incurred professional contract service costs associated with the development of Abaloparatide-SC and Abaloparatide-TD of $8.1 million and $0.2 million, respectively, compared to $12.1 million and $4.4 million, respectively, for the three months ended March 31, 2013. The decrease in contract service costs associated with the development of Abaloparatide-SC is primarily a result of fewer patients enrolled in the Phase 3 clinical trial as of March 31, 2014, as compared to the three months ended March 31, 2013.  The decrease in contract service costs associated with the development of Abaloparatide-TD is as a result of the completion of the Phase 2 clinical trial (which began dosing patients in September 2012) in September 2013. We expect that costs associated with the development of Abaloparatide-SC will continue to decrease over the course of the clinical trial as patients complete treatment.  We expect that the costs associated with the development of Abaloparatide-TD will increase as we begin to advance an optimized Abaloparatide-TD product in additional clinical studies, followed by a Phase 3 bridging study.  In addition, there will be variability from quarter to quarter in the costs for Abaloparatide-SC, driven primarily by the euro/dollar exchange rate and fluctuations in the value of the convertible preferred stock issuable to Nordic under the Stock Issuance Agreement, which is more fully described below under “Research and Development Agreements.”

General and administrative expenses— For the three months ended March 31, 2014, general and administrative expense was $2.1 million compared to $1.6 million for the three months ended March 31, 2013, an increase of $0.5 million, or 36%. This increase was primarily the result of an increase during the three months ended March 31, 2014, in legal fees of approximately $0.3 million, consulting support of approximately $0.2 million, as well as an increase in compensation expense as a result of an increase in headcount and non-cash stock-based compensation expense.

Other (expense) income, net—For the three months ended March 31, 2014, other expense, net of other income, was $2.2 million, as compared to other income, net of expense during the three months ended March 31, 2013 of $11.3 million.  Other expense, net of other income, primarily reflects changes in the fair value of the stock asset, stock liability, other liability and warrant liability as discussed in notes 5 and 7 to our financial statements included in our condensed quarterly financial statements for the three months ended March 31, 2014. The $2.2 million of other expense, net of income, for the three months ended March 31, 2014 was primarily due to an increase in the fair value of our stock liability and warrant liability as a result of an overall increase in the fair value of the underlying convertible preferred stock and common stock from December 31, 2013 to March 31, 2014. The $11.3 million of other income, net of expense, for the three months ended March 31, 2013 was primarily due to a decrease in the fair value of our stock liability and warrant liability as a result of an overall decrease in the fair value of the underlying convertible preferred stock from December 31, 2012 to March 31, 2013.

Interest (expense) income—For the month ended March 31, 2014, interest expense, net of interest income, was $0.4 million compared to $0.7 million for the three months ended March 31, 2013, a decrease of $0.3 million, or 43%. This decrease was primarily a result of lower average debt outstanding during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Liquidity and Capital Resources

From inception to March 31, 2014, we have incurred an accumulated deficit of $296.2 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5.0 million in fees associated with an option agreement. We have also borrowed $25.0 million under our Credit Facility in three term loans. Our total cash and cash equivalents balance as of March 31, 2014 was $29.6 million.  We believe that our existing cash and cash equivalents will be sufficient to fund our operations into the third quarter of 2014. Accordingly, we plan to pursue financing opportunities to address our future capital needs, including the completion of a private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be available to us on favorable terms, and some could be dilutive to existing stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Net cash (used in) provided by:
Operating activities	$(7,206)	$(7,279)	$(73)	-1%
Investing activities	—	4,000	(4,000)	-100%
Financing activities	24,461	(1,969)	26,430	-1342%
Net increase (decrease) in cash and cash equivalents	$17,255	$(5,248)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 was $7.2 million, which was primarily the result of a net loss of $14.5 million, partially offset by $5.5 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $1.8 million. The $14.5 million net loss was primarily due to expenses incurred in connection with our ongoing Phase 3 Clinical Trial of Abaloparatide-SC.  The $5.5 million net non-cash adjustments to reconcile net loss to net cash used in operations included $2.7 million of research and development expenses settled in stock, a $2.2 million increase in the fair value of our warrant liability and stock liability as a result of an increase in the fair value of the underlying convertible preferred stock and common stock from December 31, 2013 to March 31, 2014, and stock-based compensation expense of $0.5 million.

Net cash used in operating activities for the three months ended March 31, 2013 was $7.3 million, which was primarily the result of a net loss of $8.3 million and $7.2 million net non-cash adjustments to reconcile net loss to net cash used in operations, partially offset by changes in working capital of $8.2 million. The $8.3 million net loss is primarily due to expenses incurred in connection with our ongoing Phase 3 Clinical Trial of Abaloparatide-SC and our Phase 2 clinical study of Abaloparatide-TD, which commenced during the third quarter of 2012.  The $7.2 million net non-cash adjustments to reconcile net loss to net cash used in operations, includes an $11.3 million reduction to the fair value of our other current assets, warrant liability and other liability as a result of a decline in the fair value of underlying convertible preferred stock from December 31, 2012 to March 31, 2013, and was partially offset by $3.6 million of research and development expenses settled in stock.

Cash Flows from Investing Activities

There was no net cash provided by or used in investing activities for the three months ended March 31, 2014.  Net cash provided by investing activities for the three months ended March 31, 2013 was $4.0 million.  The net cash provided by investing activities during the three months ended March 31, 2013 was a result of $4.0 million in net proceeds received from the sale or maturity of marketable securities.

Our investing cash flows will be impacted by the timing of purchases and sales of marketable securities. All of our marketable securities have contractual maturities of less than one year. Due to the short-term nature of our marketable securities, we would not expect our operational results or cash flows to be significantly affected by a change in market interest rates.

On January 7, 2014, we entered into a letter agreement with Vetter Pharma International GMBH, or Vetter, that authorized Vetter to begin purchasing and installing dedicated equipment that will be utilized in the formulation and filling of Abaloparatide-SC.  In accordance with the letter agreement, the total capital expenditures are not to exceed €0.6 ($0.9 million) without our prior written consent.  We expect that all equipment will be purchased and installed in 2014 and funded by our existing cash and cash equivalents.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $24.5 million, as compared to $2.0 million net cash used in financing activities for the three months ended March 31, 2013.

Net cash provided by financing activities for the three months ended March 31, 2014 consisted of $27.4 million of net proceeds from the issuance of our series B-2 convertible preferred stock in February and March of 2014, partially offset by payments under our Credit Facility of $2.9 million.

Net cash used in financing activities for the year three months March 31, 2013 consisted of $2.0 million of payments under our Credit Facility.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and potential collaboration agreements. Through March 31, 2014, almost all of our financing has been through private placements of preferred stock and borrowings under our Credit Facility. We plan to seek to raise additional capital immediately in order to continue operating our business beyond the third quarter of 2014. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Financings

On February 14, 2014, we entered into a Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, pursuant to which we were able to raise up to approximately $40.2 million through the issuance of (1) up to 655,000 series B-2 Shares convertible preferred stock, or Series B-2, par value $.0001 per share, and (2) warrants to acquire up to 718,201 shares of our common stock, at an exercise price of $14.004 per share.

Shares of our Series B-2 are convertible, in whole or in part, at the option of the holder at any time into shares of common stock, on an approximately 4.386-for-one basis at an initial effective conversion price of $14.004 per share. Holders of shares of Series B-2 are entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series B-2. Dividends are payable, as accrued, upon liquidation, event of sale, and conversion to common stock, including upon mandatory conversion of the Series B-2 upon the Company’s common stock becoming listed for trading on a national stock exchange. The holders of shares of Series B-2 are also entitled to dividends declared or paid on any shares of common stock.

Shares of Series B-2 rank senior in payment to any other dividends payable on any and all series of preferred stock and upon liquidation, or an event of sale, each share of Series B-2 rank equally with each other share of Series B-2 and Series B, senior to all shares of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 and senior to all shares of common stock. In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series B-2 are entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series B-2 was to consist of one and a half (1.5) times the original issuance price of $61.42, plus all accrued but unpaid dividends.

On February 14, 2014, February 19, 2014, February 24, 2014, March 14, 2014 and March 28, 2014, we consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate proceeds to us of approximately $27.5 million, we issued an aggregate of 448,060 Series B-2 Shares and warrants to purchase up to a total of 491,293 shares of our common stock.

Each share of Series B-2 has the right to that number of votes per share as is equal to the number shares of common stock into which such share of Series B-2 was then convertible.

The warrants issuable pursuant to the Purchase Agreement are exercisable for a period of five years from issuance.

The issuances in February and March 2014 of the Series B-2 and accompanying warrants under the Purchase Agreement resulted in an additional adjustment to the Conversion Price of the Series A-1, Series A-2 and Series A-3. As a result of the Anti-Dilution Adjustment, the effective conversion price of each share of Series A-1, Series A-2 and Series A-3 was reduced to $16.970. Accordingly, each share of Series A-1, Series A-2 and Series A-3 was convertible into approximately 4.798 shares of common stock.

Research and Development Agreements

Abaloparatide-SC Phase 3 Clinical Trial—On March 29, 2011, we and Nordic entered into a Clinical Trial Services Agreement, a Work Statement NB-1 (the “Work Statement NB-1”), under such Clinical Trial Services Agreement and a related Stock Issuance Agreement, as amended to date, or the Stock Issuance Agreement. Pursuant to the Work Statement NB-1, Nordic is managing the Phase 3 clinical trial (the “Phase 3 Clinical Trial”), of Abaloparatide-SC and is being compensated for such services in a combination of cash and shares of stock.

In December 2011, we entered into an amendment to the Work Statement NB-1 (the “First Amendment”). Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the trial would be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by us to Nordic under the First Amendment are denominated in both euros and U.S. dollars and total up to €717,700 ($988,775) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to €1.2 million ($1.7 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, we entered into a second amendment to the Work Statement NB-1 (the “Second Amendment”). Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services to be provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($16,451) per subject for any subjects enrolled in India or the United States. Such reductions are applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total of up to €3.7 million ($5.1 million) and $205,540, respectively.

In March 2014, we entered into a fourth amendment to the Work Statement NB-1, or the Fourth Amendment.  Pursuant to the terms of the Fourth Amendment, we agreed to pay to Nordic an additional performance incentive, or a Performance Incentive Payment, of $500,000 for every 50 patients that, subsequent to March 28, 2014, complete all end-of-study procedures, up to a maximum aggregate amount of additional payments equal to $5.0 million.  Any Performance Incentive Payment will be paid in cash in the event an underwritten initial public offering of shares of our common stock, or IPO, is consummated prior to May 31, 2014.  Should an IPO not be consummated by us prior to May 31, 2014, any Performance Incentive Payments will be paid instead through the issuance to Nordic of shares of our capital stock under the same model for equity-based compensation that is contemplated by our existing outstanding work statements under the Clinical Trial Services Agreement.

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

Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €371,864 of series A-5 convertible preferred stock at $8.142 per share, and 64,430 shares of series A-5 convertible preferred stock were sold to Nordic on May 17, 2011 for proceeds of $525,154. These shares were exchanged in a merger of the former operating company with a subsidiary of ours in May 2011 (see note 1 to our condensed quarterly financial statements for the three months ended March 31, 2014) for an aggregate of 6,443 shares of our series A-5 convertible preferred stock.

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

The Nordic Accruing Dividend related to the Phase 3 Clinical Trial is determined based upon the estimated period that will be required to complete the Phase 3 Clinical Trial. On the last business day of each calendar quarter (each, an “Accrual Date”), beginning with the quarter ended June 30, 2011, the Company has a liability, under the Work Statement NB-1, to issue shares of Series A-6 (or common stock, after the conversion of the Company’s preferred stock into common stock) to Nordic that is referred to as the “Applicable Quarterly Amount” and is equal to €36.8 million ($50.7 million) (subject to adjustment in accordance with the applicable provisions of the Second Amendment relating to consideration payable for patients enrolled in India and the U.S.) minus the aggregate value of any prior Nordic Accruing Dividend accrued divided by the number of calendar quarters it will take to complete the Phase 3 Clinical Trial. To calculate the aggregate number of shares due to Nordic in each calendar quarter, the Company converts the portion of €36.8 million ($50.7 million) to accrue in such calendar quarter into U.S. dollars using the simple average of the exchange rate for buying U.S. dollars with euros for all Mondays in such calendar quarter. We then calculate the aggregate number of shares to accrue in such calendar quarter by dividing the U.S. dollar equivalent of the Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $81.42 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic’s request, or upon an event of sale. In December 2013, Nordic requested that all 438,124 shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-1 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 438,124 shares accrued under Work Statement NB-1 on December 31, 2013.

On March 28, 2014, we entered into Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011, or the Second Stock Issuance Agreement Amendment, with Nordic.  The Second Stock Issuance Agreement Amendment required that our Board of Directors declare, as soon as reasonably practical, a stock dividend of twenty nine (29) shares of our Series A-6 for each share of our outstanding Series A-5, all of which are held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3, excluding any Performance Incentive Payments payable in stock.  In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued.  Accordingly, our Board of Directors declared and issued a dividend to Nordic of all 186,847 shares on March 31, 2014.  The Second Stock Issuance Agreement Amendment provides further that in the event an initial public offering occurs prior to May 31, 2014, any payments owed by us to Nordic in relation to Work Statement NB-1 and Work Statement NB-3 for all periods of time after 2014, excluding any Performance Incentive Payments, will change from the right to receive stock to the right to receive a total cash payment from us of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015.  The Second Stock Issuance Agreement Amendment also stipulates that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an IPO shall be payable in cash.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability on our balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares are recorded as a gain or loss in other (expense) income in the statement of operations.

We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-1, First Amendment and Second Amendment ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Trial, or a twenty-month period. We recognize research and development expense for the amounts due to Nordic under the Fourth Amendment on a per patient basis when the End-of-Study visit and all other required procedures are completed.  We recorded $4.5 million and $9.1 million of research and development expense during the three months ended March 31, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Trial.

As of March 31, 2014, we had (1) an asset of $0.3 million reflected in prepaid expenses and other current assets on the balance sheet resulting from services provided by Nordic, which were paid in the form of a stock dividend and (2) a liability of $12.5 million that is reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

Abaloparatide-SC Phase 3 Clinical Extension Study—In February 2013, we entered into the Work Statement NB-3, or the Work Statement NB-3, under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the 18-month Abaloparatide-SC Phase 3 Clinical Trial, or the Extension Study, and will be compensated for such services in a combination of cash and shares of stock. Under the terms of a Letter of Intent that we entered into with Nordic on October 22, 2012 setting forth the parties’ obligations to negotiate in good faith to enter into Work Statement NB-3, we were required to make an initial payment of €806,468 ($1.1 million).

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

The Nordic Accruing Dividend related to the Extension Study is determined based upon the estimated period that will be required to complete the Extension Study. On each Accrual Date, beginning with the quarter ended March 31, 2013, the Company will recognize a liability to issue shares of Series A-6 to Nordic with an Applicable Quarterly Amount value equal to €7.5 million ($10.3 million) and $0.8 million minus the aggregate value of any previously accrued Nordic Accruing Dividend related to the Extension Study divided by the number of calendar quarters it will take to complete the Extension Study. The Company calculates the aggregate number of shares of Series A-6 to accrue in such calendar quarter by dividing such Applicable Quarterly Amount, by the greater of (1) the fair market value of our common stock as of the applicable Accrual Date or (2) $81.42 and rounding down the resulting quotient to the nearest whole number. Such shares due to Nordic are to be issued when declared or paid by our Board of Directors, who are required to do so upon Nordic’s request, or upon an event of sale. In December 2013, Nordic requested that all 25,772 shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-3 be issued. Accordingly, our Board of Directors declared a dividend to Nordic of all 25,772 shares accrued under Work Statement NB-3 on December 31, 2013.

On March 28, 2014, we entered into the Second Stock Issuance Agreement Amendment, with Nordic.  The Second Stock Issuance Agreement Amendment required that our Board of Directors declare, as soon as reasonably practical, a stock dividend of twenty nine (29) shares of our Series A-6 for each share of our outstanding Series A-5, all of which are held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3, excluding any Performance Incentive Payments payable in stock.  In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued.  Accordingly, our Board of Directors declared a dividend to Nordic of all 186,847 shares on March 31, 2014.  The Second Stock Issuance Agreement Amendment provides further that in the event an initial public offering occurs prior to May 31, 2014, any payments owed by us to Nordic in relation to Work Statement NB-1 and Work Statement NB-3 for all periods of time after 2014, excluding any Performance Incentive Payments, will change from the right to receive stock to the right to receive a total cash payment from us of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015.  The Second Stock Issuance Agreement Amendment also stipulates that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an IPO shall be payable in cash.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability on our balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares are recorded as a gain or loss in other (expense) income in the statement of operations.

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

We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-3 and Amendment ratably over the estimated per patient treatment periods beginning upon enrollment or over a nine-month and nineteen-month period, respectively. We recorded $2.5 million and $0.5 million of research and development expense during the three months ended March 31, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Extension Study and Second Extension.

As of March 31, 2014, we had (1) an asset of $0.9 million reflected in prepaid expenses and other current assets on the balance sheet resulting from services provided by Nordic, which were paid in the form of a stock dividend and (2) a liability of $1.3 million that is reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

Abaloparatide-TD Phase 2 Clinical Trial—On July 26, 2012, we entered into a Letter of Intent (the “Phase 2 Letter of Intent”), with Nordic, which provides that we and Nordic will, subject to compliance by us with certain requirements of our Certificate of Incorporation and applicable securities laws, negotiate in good faith to enter into (1) a Work Statement NB-2 (the “Work Statement NB-2”), a draft of which is attached to the Phase 2 Letter of Intent, and (2) an amendment to the Amended and Restated Stock Issuance Agreement.

In February 2013, we executed the final Work Statement NB-2 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-2, Nordic agreed to provide clinical trial services relating to the Phase 2 Clinical Trial and to be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by us to Nordic under Work Statement NB-2 were denominated in both euros and U.S. dollars and totaled up to €3.6 million ($5.0 million) and $0.3 million, respectively. In addition, we agreed to issue to Nordic shares of our series A-6 preferred stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Clinical Trial Services Agreement.

As of December 31, 2013, 32,215 shares of Series A-6 were due to Nordic under Work Statement NB-2, or, after the automatic conversion into common stock of the Company’s preferred stock, 141,294 shares the Company’s common stock.  In December 2013, Nordic requested that all 32,215 shares of Series A-6 accrued as of December 31, 2013 under Work Statement NB-2 be issued.

Accordingly, our Board of Directors declared a dividend to Nordic of all 32,215 shares of Series A-6 accrued under Work Statement NB-2 on December 31, 2013, which constituted all shares of Series A-6 due under Work Statement NB-2.

We recognized research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Trial, or a nine-month period. We recorded nil and $1.7 million of research and development expense during the three months ended March 31, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Trial. As of March 31, 2014, all obligations due to Nordic under Work Statement NB-2 had been paid.

We are also responsible for certain pass-through costs in connection with the Phase 3 Clinical Trial, Extension Study and Phase 2 Clinical Trial. Pass-through costs are expensed as incurred or upon delivery. We recognized research and development expense of $0.3 million and $1.1 million for pass through costs during three months ended March 31, 2014 and 2013, respectively.

License Agreement Obligations

Abaloparatide

In September 2005, we exclusively licensed the worldwide rights (except Japan) to abaloparatide and analogs from an affiliate of Ipsen Pharma SAS, or Ipsen, including US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims abaloparatide and US Patent No. 6,544,949, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims methods of treating osteoporosis using abaloparatide and pharmaceutical compositions comprising abaloparatide, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to abaloparatide, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770, (effective filing date October 3, 2007, statutory term extended to March 29, 2028 with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO), US Patent No. 8,148,333 (effective filing date October 3, 2007, statutory term extended to November 8, 2027 with 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide that cover the method of treating osteoporosis using the Phase 3 Clinical Trial dosage strength and form. In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($13.8 million to $50.0 million). Should abaloparatide become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The date of the last to expire of the abaloparatide patents, barring any extension thereof, is expected to be March 26, 2028. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

Net Operating Loss Carryforwards

As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $263.6 million and $229.4 million, respectively. If not utilized, the net operating loss carryforwards will expire at various dates through 2033.

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

Item 3.         Quantitative and Qualitative Disclosure about Market Risk

Our primary exposure to market risk is foreign currency exposure. A substantial portion of our abaloparatide development costs are denominated in euro and an immediate 10 percent adverse change in the dollar/euro exchange rate will result in increased costs and would have a material adverse effect on our financial statements and require us to raise additional capital to complete the development of our products. We do not hedge our foreign currency exchange rate risk.

We are also exposed to market risk related to changes in interest rates. As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $29.6 million and $12.3 million, respectively, consisting of money market funds and cash equivalents. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We carry our investments based on publicly available information. As of March 31, 2014 and December 31, 2013, we did not hold any short-term investments.

We are also exposed to market risk related to changes in the fair value of our common stock and convertible preferred stock. Fluctuations in the fair value of our common stock and convertible preferred stock affect the value of our stock asset and warrant liability, which as of March 31, 2014 were valued at approximately $1.2 million and $4.6 million, respectively.

We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.                                                           Legal Proceedings

None.

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

Risks Related to Our Business

Risks Related to Our Financial Position and Need for Capital

We currently have no product revenues and we will need to raise additional capital, which may not be available on favorable terms, if at all, in order to continue operating our business.

To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are Abaloparatide-SC, Abaloparatide-TD, RAD1901 and RAD140, and none of these product candidates is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, borrowings, licensing fees and grants and, potentially, future offerings of our securities. We believe that our existing resources will be sufficient to fund our planned operations into the third quarter of 2014.  We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. We plan to immediately seek additional capital to sustain our business operations beyond the third quarter of 2014. If we fail to obtain additional capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

We are not currently profitable and may never become profitable.

We have a history of net losses and expect to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. We had net losses of $14.5 million for the three months ended March 31, 2014 and $60.7 million and $69.1 million for the years ended December 31, 2013 and 2012, respectively. As of March 31, 2014, we had an accumulated deficit of $296.2 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our revenues, if any, may fluctuate from quarter to quarter and our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events as well as the various risk factors listed in this “Risk Factors” section could adversely affect our financial results and cause the value of our stock to fall.

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

•                  the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that abaloparatide’s clinical and other benefits outweigh its safety risks;

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

In addition, the FDA may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the agency believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis. Our ongoing Abaloparatide-SC pivotal Phase 3 Clinical Trial is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-

month fracture data derived from a 6-month extension of the abaloparatide 80 µg and placebo groups in our Phase 3 study, which groups will receive an approved alendronate (generic Fosamax) therapy for osteoporosis management. We plan to submit our NDA with the 24-month fracture data. We cannot be certain that the FDA will be supportive of this plan, will not change this approval policy again or will not adopt other approval policies or regulations that adversely affect any NDA that we may submit, the occurrence of any of which may further delay FDA approval.

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

In consideration of Nordic’s management of our Phase 3 clinical trial and subsequent extension studies, we have agreed to make various cash payments to Nordic denominated in both euros and U.S. dollars over the course of the Phase 3 study equal to a total of up to approximately €48.6 million ($67.0 million) and a total of up to approximately $4.4 million plus up to an additional $5.0 million in aggregate performance incentive payments, payable in cash or stock depending on the timing of the closing of an underwritten offering of shares of our common stock. We also agreed to sell shares of capital stock to Nordic that were exchanged in the Merger for 6,443 shares of our series A-5 convertible preferred stock for proceeds of approximately $0.5 million. These shares of our series A-5 convertible preferred stock will automatically convert into 28,258 shares of our common stock upon the listing of our common stock on a national securities exchange. Pursuant to the terms of our agreements with Nordic, we will also issue to Nordic shares of stock with an aggregate value of up to approximately €44.3 million ($61.0 million) and $0.8 million in consideration of Nordic’s management of the Phase 3 clinical trial. These shares of stock accrue, or have accrued, at a quarterly rate based on the progress of the Phase 3 clinical trial and are issuable at a price per share equal to the greater of $81.42.  On each of December 31, 2013 and March 31, 2014, our Board of Directors declared a stock dividend to pay all shares of stock that had accrued as of such dates and that are anticipated to accrue through December 31, 2014, representing an aggregate of 682,958 shares of our Series A-6 convertible preferred stock that will automatically convert into 2,995,453 shares of our common stock upon the listing of our common stock on a national exchange.  Following an underwritten initial public offering of shares of our common stock, or an IPO, if consummated by us prior to May 31, 2014, all compensation remaining payable to Nordic in consideration of their management of our Phase 3 clinical trial will be paid in cash.

The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control, including any negative outcome of the Phase 3 study. Accordingly, the shares of stock that we have issued to Nordic in consideration of Nordic’s management of the Phase 3 clinical trial may be less than the full value originally anticipated under our agreements with Nordic, assuming Nordic did not expect the fair market value of our stock to fluctuate widely over the term of such agreements. As a result, the total consideration that Nordic will receive in cash and stock may be viewed to be below the market price paid by other companies for comparable clinical trial services.

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

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We have entered into agreements with contract manufacturers to manufacture abaloparatide for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of abaloparatide. We may not have sufficient clinical supplies of abaloparatide but believe that our contract manufacturers will be able to produce sufficient supply of abaloparatide to complete all of the planned abaloparatide clinical studies. If our contract manufacturers are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our clinical studies, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies for abaloparatide. Any modification of our finished product or modification or termination of our Phase 3 Clinical Trial could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business and impair our ability to raise capital.

We depend on a number of single source contract manufacturers to supply key components of abaloparatide. For example, we depend on Lonza Group Ltd., or Lonza, which produces supplies of bulk drug product of abaloparatide to support the Abaloparatide-SC and Abaloparatide-TD clinical studies and potential commercial launch. We also depend on Ipsen, its subcontractor Vetter Pharma Fertigung GmbH & Co, or Vetter, and Ypsomed AG, or Ypsomed, for the production of finished supplies of Abaloparatide-SC and we depend on 3M for the production of Abaloparatide-TD. Because of our dependence on Vetter for the “fill and finish” part of the manufacturing process for Abaloparatide-SC, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of abaloparatide to meet the needs of our clinical studies or be able to scale to commercial production of abaloparatide. Because the manufacturing process for Abaloparatide-TD requires the use of 3M’s proprietary technology, 3M is our sole source for finished clinical trial supplies of Abaloparatide-TD. To date, we have not entered into a commercial supply agreement with 3M. If we were not able to negotiate commercial supply terms with 3M, as we depend on 3M for production of Abaloparatide-TD, we would be unable to commercialize this product. Or, if we are forced to accept unfavorable terms for our future relationship with 3M, our business and financial condition would be materially harmed.

While we are currently in discussions, to date, we have not entered into a long-term agreement with any of Lonza, Vetter or Ypsomed, each of whom currently produces abaloparatide or related components on a purchase order basis for us. Accordingly, Lonza, Vetter and Ypsomed could terminate their relationship with us at any time and for any reason. We may not be able to negotiate long-term agreements on acceptable terms, or at all. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce abaloparatide or related components in required quantities, on a timely basis or at all, or if we are forced to accept unfavorable terms for our future relationship, our business and financial condition would be materially harmed. If any of our current product candidates or any product candidates we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs or related components. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

If our efforts to protect our intellectual property related to Abaloparatide-SC, Abaloparatide-TD, RAD1901 and/or RAD140 fail to adequately protect these assets or if we are unable to secure all necessary intellectual property, we may lose the ability to license or successfully commercialize one or more of these candidates.

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

For example, we are aware of a provisional patent application recently filed with the USPTO that could be relevant to the use of RAD1901 to treat indications for which we are developing RAD1901. If a patent issues from this patent application with claims covering the use of RAD1901 to treat indications for which we are developing RAD1901, including BCBM, we may need to license the patent in order to commercialize RAD1901 specifically for the treatment of such indications. We are evaluating whether to enter into negotiations for such license. We cannot assure you that we will be able to secure a license on reasonable terms, if at all. If we need a license of such patent in order to commercialize RAD1901 and are unable to secure one on reasonable terms, our business would be materially harmed.

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

Shares of our capital stock issued in the Merger to our affiliates are not freely tradable under federal securities laws and are subject to a lock-up provision, which limits our stockholders’ ability to sell such shares of our capital stock.

Shares of our preferred stock and our common stock issued as consideration in the Merger to our affiliates pursuant to the Merger Agreement are deemed “Restricted Securities” under the federal securities laws, and consequently such shares may not be resold without registration under the Securities Act of 1933, as amended, or the Securities Act, or without an exemption from the Securities Act, such as resales effected in compliance with Rule 144 promulgated under the Securities Act. Notwithstanding any such exemption, all shares of our stock issued in the Merger are subject to a lock-up provision set forth in the applicable stockholders’ agreement and may not be resold prior to the expiration of the specified lock-up period. The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities.

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

As of March 31, 2014, we had outstanding 385,664 shares of common stock; 701,235 shares of series B preferred stock; 448,060 shares of series B-2 preferred stock; 939,612 shares of series A-1 preferred stock; 983,208 shares of series A-2 preferred stock; 142,227 shares of series A-3 preferred stock; 3,998 shares of series A-4 preferred stock; 6,443 shares of series A-5 preferred stock; 682,958 shares of series A-6 preferred stock; warrants to acquire 14,734 shares of series A-1 preferred stock; and warrants to acquire 1,260,303 shares of common stock. As more fully described herein and in our certificate of incorporation, holders of shares of our preferred stock outstanding at the time of a sale or liquidation will have a right to receive proceeds, if any, from any such transactions, before any payments are made to holders of our common stock. In the event that there are not enough proceeds to satisfy the entire liquidation preference of our preferred stock, holders of our common stock will receive nothing in respect of their equity holdings.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 31, 2014, our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, owned, in the aggregate, substantially all of our outstanding voting stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                            Defaults Upon Senior Securities

None.

Item 4.                            Mine Safety Disclosures

None.

Item 5.                            Other Information

None.

Item 6.                            Exhibits.

The following is an index of the exhibits included in this report:

Exhibit No.		Description

3.1	(10)

Certificate of Incorporation, as amended, including the Certificate of Designations of Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock, Series A-4 Convertible Preferred Stock, Series A-5 Convertible Preferred Stock and Series A-6 Convertible Preferred Stock filed by the Company with the Office of the Secretary of State of the State of Delaware on May 17, 2011, as amended, the Certificate of Designations of Series B Convertible Preferred Stock filed by the Company with the Office of the Secretary of State of the State of Delaware on April 23, 2013 and the Certificate of Designations of Series B-2 Convertible Preferred Stock filed by the Company with the Office of the Secretary of State of the State of Delaware on February 14, 2014 and the Certificate of Amendment of Certificate of Incorporation filed by the Company with the Secretary of State of the State of Delaware on April 24, 2014

3.2	(4)	By-laws, as amended

4.1	(11)	Fifth Amended and Restated Stockholders’ Agreement, dated April 24, 2014, by and among the Company and the stockholders party thereto

10.1	(1)	Separation Agreement and Release, dated as of January 8, 2014, by and between the Company and Louis Brenner, M.D.

10.2	(2)	Consulting Agreement, dated as of January 22, 2014, between the Company and Orbit Advisors Limited

10.3	(5)	Letter agreement, dated February 27, 2014, between the Company and Orbit Advisers Limited

10.4	(2)	Letter agreement, dated January 22, 2014, between the Company and Morana Jovan-Embiricos

10.5	(8)	Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, dated February 14, 2014, by and among the Company and the Investors listed therein

10.6	(4)	Form of Warrant to Purchase Shares of Common Stock issued by the Company to certain investors and attached schedule with details

10.7	(9)	Radius Health, Inc. 2011 Equity Incentive Plan, as amended

10.8	(3)	Amendment No. 2 to Development and Manufacturing Services Agreement, dated January 30, 2014, by and between the Company and LONZA Sales Ltd.

10.9	(6)	Amendment No. 1, dated March 4, 2014 and effective as of February 28, 2014, to Work Statement NB-3 by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S

10.10	(7)	Amendment No. 1, dated March 28, 2014, to Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement by and between the Company and the Investors referenced therein

10.11	(7)	Amendment No. 4, dated March 28, 2014, to Work Statement NB-1 by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.12	(7)	Amendment No. 2, dated March 28, 2014, to Amended and Restated Stock Issuance Agreement by and between the Company and Nordic Bioscience Clinical Development VII A/S

10.13	(8)	Employment Letter Agreement, dated January 3, 2014, by and between the Company and Greg Williams

10.14	(8)	Employment Letter Agreement, dated February 21, 2014, by and between the Company and Alan Harris

10.15	(8)	Employment Letter Agreement, dated December 22, 2013, by and between the Company and John Yates

10.17	(8)	Series B Convertible Preferred Stock and Warrant Purchase Agreement, dated April 23, 2013, by and among the Company and the Investors listed therein

31.1	(12)

Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form10-Q for the quarter ended March 31, 2014

31.2	(12)

Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

32.1	(12)	Certification of the Company’s Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	(12)	XBRL Instance Document

101.SCH	(12)	XBRLTaxonomy Extension Schema Document

101.CAL	(12)	XBRLExtension Calculation Linkbase Document

101.LAB	(12)	XBRLTaxonomy Extension Labels Linkbase Document

101.PRE	(12)	XBRLTaxonomy Extension Presentation Linkbase Document

101.DEF	(12)	XBRLTaxonomy Extension Definition Linkbase Document

(1)         Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 8, 2014.

(2)         Incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed on February 3, 2014.

(3)         Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2014.

(4)         Incorporated by reference to Exhibit 3.2 and Exhibit 10.2 to our Current Report on Form 8-K filed on February 21, 2014.

(5)         Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2014.

(6)         Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 10, 2014.

(7)         Incorporated by reference to Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3 to our Current Report on Form 8-K filed on April 1, 2014.

(8)         Incorporated by reference to Exhibit 10.24, Exhibit 10.140, Exhibit 10.141, Exhibit 10.142 and Exhibit 10.145 to our Registration Statement on Form S-1/A filed on April 3, 2014.

(9)         Incorporated by reference to Exhibit 10.84 to our Registration Statement on Form S-1/A filed on April 21, 2014.

(10)  Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1/A filed on April 25, 2014.

(11)  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 30, 2014.

(12)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ Robert E. Ward
Robert E. Ward
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014

RADIUS HEALTH, INC.

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 14, 2014