Form 10-Q
period 2014-06-30
Radius Health, Inc.
filed 2014-08-12
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-35726

Radius Health, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0145732
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

950 Winter Street
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

(617) 551-4000

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

Number of shares of the registrant’s Common Stock, $.0001 par value per share, outstanding as of August 12, 2014: 29,746,629 shares

RADIUS HEALTH, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2014

ON FORM 10-Q

CURRENCY AND CONVERSIONS

In this report, references to “dollar” or “$” are to the legal currency of the United States, and references to “euro” or “€” are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of June 30, 2014, which was €1.00 = $1.3690. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

Trademarks appearing in this report are the property of their respective holders.

Item 1. Financial Statements

Radius Health, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,371	$12,303
Marketable securities	30,650	—
Prepaid expenses and other current assets	1,797	334
Total current assets	80,818	12,637
Property and equipment, net	70	76
Other assets	242	45
Total assets	$81,130	$12,758

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,188	$300
Accrued expenses and other current liabilities	19,895	22,007
Current portion of note payable, net of discount	—	13,005
Total current liabilities	21,083	35,312

Note payable, net of current portion and discount	20,299	—
Warrant liability	—	1,945

Commitments and contingencies
Series B-2 Convertible Preferred Stock, $.0001 par value; no shares and 655,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Series B Convertible Preferred Stock, $.0001 par value; no shares and 980,000 shares authorized, no shares and 701,235 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	43,892
Series A-1 Convertible Preferred Stock, $.0001 par value; no shares and 1,000,000 shares authorized, no shares and 939,612 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	78,737
Series A-2 Convertible Preferred Stock, $.0001 par value; no shares and 983,213 shares authorized, no shares and 983,208 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	93,977
Series A-3 Convertible Preferred Stock, $.0001 par value; no shares and 142,230 shares authorized, no shares and 142,227 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	12,232
Series A-4 Convertible Preferred Stock, $.0001 par value; no shares and 4,000 shares authorized, no shares and 3,998 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	271
Series A-5 Convertible Preferred Stock, $.0001 par value; no shares and 7,000 shares authorized, no shares and 6,443 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	525
Series A-6 Convertible Preferred Stock, $.0001 par value; no shares and 800,000 shares authorized, no shares and 496,111 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	23,168
Stockholders’ equity (deficit):
Common stock, $.0001 par value; 200,000,000 shares and 100,000,000 authorized, 29,726,194 shares and 385,664 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3	—
Additional paid-in-capital	348,600	—
Accumulated other comprehensive income	1
Accumulated deficit	(308,856)	(277,301)
Total stockholders’ equity (deficit)	39,748	(277,301)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$81,130	$12,758

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

OPERATING EXPENSES:
Research and development	$10,618	$16,240	$20,335	$33,527
General and administrative	3,070	1,444	5,209	3,022
Loss from operations	(13,688)	(17,684)	(25,544)	(36,549)
OTHER (EXPENSE) INCOME:
Other income (expense) , net	1,727	(1,184)	(506)	10,072
Loss on retirement of note payable	(203)	—	(203)	—
Interest income	5	14	7	16
Interest expense	(450)	(658)	(851)	(1,356)
NET LOSS	$(12,609)	$(19,512)	$(27,097)	$(27,817)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized gain from marketable securities	1	3	1	3
COMPREHENSIVE LOSS	$(12,608)	$(19,509)	$(27,096)	$(27,814)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 11):	$(16,640)	$(23,880)	$(36,097)	$(35,767)
LOSS PER SHARE:
Basic	$(2.22)	$(62.59)	$(9.11)	$(93.89)
Diluted	$(2.22)	$(62.59)	$(9.11)	$(93.89)

WEIGHTED AVERAGE SHARES:
Basic	7,500,148	381,525	3,962,559	380,942
Diluted	7,500,148	381,525	3,962,559	380,942

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands except share amounts)

	Convertible Preferred Stock
	Series B-2		Series B		Series A-1		Series A-2		Series A-3		Series A-4		Series A-5		Series A-6
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	$—	701,235	$43,892	939,612	$78,737	983,208	$93,977	142,227	$12,232	3,998	$271	6,443	$525	496,111	$23,168
Net loss
Unrealized gain from available-for-sale securities
Issuance of preferred stock	448,060	26,152													186,847	10,109
Accretion of dividends on preferred stock		685		1,515		3,084		3,246		470
Stock-based compensation expense
Issuance of common stock, net
Conversion of convertible preferred stock into common stock	(448,060)	(26,837)	(701,235)	(45,407)	(939,612)	(81,821)	(983,208)	(97,223)	(142,227)	(12,702)	(3,998)	(271)	(6,443)	(525)	(682,958)	(33,277)
Reclassification of warrant liability to additional paid in capital
Balance at June 30, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2013	385,664	$—	$—		(277,301)	$(277,301)
Net loss					(27,097)	(27,097)
Unrealized gain from available-for-sale securities				1		1
Issuance of preferred stock						—
Accretion of dividends on preferred stock			(4,542)		(4,458)	(9,000)
Stock-based compensation expense			1,815			1,815
Issuance of common stock, net	7,012,744	1	50,149			50,150
Conversion of convertible preferred stock into common stock	22,327,786	2	298,061			298,063
Reclassification of warrant liability to additional paid-in-capital			3,117			3,117
Balance at June 30, 2014	29,726,194	$3	$348,600	$1	(308,856)	$39,748

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(27,097)	$(27,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	13
Amortization of premium (accretion of discount) on marketable securities, net	—	14
Stock-based compensation expense	1,815	785
Research and development expense settled in stock	2,717	7,255
Change in fair value of other current assets, warrant liability and other liability	505	(10,074)
Non-cash interest	127	215
Loss on retirement of note payable	57	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,420)	647
Other long-term assets	(150)	—
Accounts payable	888	1,018
Accrued expenses and other current liabilities	3,254	8,240
Net cash used in operating activities	(19,271)	(19,704)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(29)	—
Purchases of marketable securities	(30,649)	(17,070)
Sales and maturities of marketable securities	—	4,000
Net cash used in investing activities	(30,678)	(13,070)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	13
Proceeds from note payable, net	20,568	—
Payments on note payable	(13,156)	(3,938)
Proceeds from the issuance of common stock, net	51,332	—
Deferred financing costs	(95)	—
Proceeds from the issuance of preferred stock, net	27,368	42,870
Net cash provided by financing activities	86,017	38,945
NET INCREASE IN CASH AND CASH EQUIVALENTS	36,068	6,171
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,303	18,653
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,371	$24,824
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$555	$998
NON-CASH FINANCING ACTIVITIES:
Accretion of dividends on preferred stock	$9,000	$7,950
Fair value of Series A-6 convertible preferred stock issued as settlement of liability	$10,109	$—
Fair value of warrants issued	$1,511	$1,356
Initial public offering costs included in accrued expenses and other current liabilities	$1,182	$—
Reclassification of preferred stock to common stock	$298,063	$—

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

The Company’s current clinical product portfolio also includes a novel oral agent, RAD1901, a selective estrogen receptor down-regulator/degrader (“SERD”). The Company is developing RAD1901 at higher doses, for the treatment of metastatic breast cancer, including breast cancer brain metastases (“BCBM”).  At lower doses RAD1901 acts as a selective estrogen-receptor modulator (“SERM”).  Low-dose RAD1901 has shown efficacy for the treatment of vasomotor symptoms such as hot flashes in a successful Phase 2 clinical trial. In 2014, the Company expects to commence a Phase 1 clinical trial to evaluate RAD1901 for the treatment of metastatic breast cancer.

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

The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, market acceptance of the Company’s product candidates, competition for its product candidates, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of June 30, 2014, the Company had an accumulated deficit of $308.9 million and believes that its existing cash, cash equivalents and marketable securities at June 30, 2014, will be sufficient to fund its operations into the third quarter of 2015.  Accordingly, the Company expects to pursue additional financing opportunities to address its capital needs, including the completion of a private placement or public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements.  However, there is no guarantee that any of these financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical and clinical trials and obtain approval of any product candidates from the U.S. Food and Drug Administration or other regulatory authorities. In addition, the Company could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue operations entirely.

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

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. Subsequent events have been evaluated up to the date of issuance of these financials. For further information, refer to the financial statements and footnotes included in the Company’s audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on April 3, 2014.

Significant Accounting Policies—The significant accounting policies identified in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013 relate to research and development costs, stock-based compensation, fair value measures, property and equipment, license agreements, impairment of long-lived assets and income taxes. There were no changes to significant accounting policies during the six months ended June 30, 2014.

Initial Public Offering-On June 11, 2014, the Company completed its initial public offering whereby the Company sold 6,500,000 shares of common stock at a price of $8.00 per share. The shares began trading on the NASDAQ Global Market on June 6, 2014. In connection with the offering, all outstanding shares of our convertible preferred stock converted into 19,465,132 shares of common stock and 2,862,654 shares of common stock were issued in satisfaction of accumulated dividends accrued on the preferred stock. In addition, all outstanding warrants to purchase shares of A-1 convertible preferred stock and warrants to purchase shares of series B-2 convertible preferred stock were converted into the right to purchase 149,452 shares of common stock and the Company’s warrant liability was reclassified to equity.

On June 18, 2014 and June 25, 2014, the underwriters purchased an additional 512,744 shares in the aggregate by exercising a portion of the over-allotment option granted to them in connection with the initial public offering.  As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, the Company received aggregate proceeds, net of underwriting discounts, commissions and offering costs, of approximately $50.2 million.

In connection with the completion of its initial public offering, the Company filed an amended and restated certificate of incorporation, which, among other things, changed the number of authorized shares of common stock to 200,000,000 shares.

Reverse Stock Split— On April 24, 2014, the Company effected a reverse stock split of the Company’s common stock. The number of authorized shares of the Company’s common stock and the par value did not change.  Pursuant to the stock split, every 2.28 shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. All shares and per share amounts in the condensed financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Research costs - Nordic (1)	$14,083	$17,998
Research costs - other	2,327	1,599
Payroll and employee benefits	932	1,005
Professional fees	2,208	426
Vacation	119	69
Interest on notes payable	205	852
Other	21	58
Total accrued expenses and other current liabilities	$19,895	$22,007

(1)         Includes amounts accrued ratably over the estimated per patient treatment period under the Nordic Work Statement NB-1 and Work Statement NB-3.  Amounts do not include pass-through costs which are expensed as incurred or upon delivery.  See note 9 for additional information.

4.  Loan and Security Agreement

On May 30, 2014, the Company entered into a Loan and Security Agreement (the “New Credit Facility), with Solar Capital Ltd. (“Solar”), as collateral agent and a lender, and Oxford Finance LLC (“Oxford), as a lender (the “Lenders”), pursuant to which Solar and Oxford agreed to make available to the Company $30.0 million in the aggregate subject to certain conditions to funding. An initial term loan was made on May 30, 2014 in an aggregate principal amount equal to $21.0 million (“Initial Term Loan”).

The Company is required to make interest-only payments through June 1, 2015, and beginning on July 1, 2015, it is required to make payments of principal and accrued interest in equal monthly installments over a term of 36 months. If the Company consummates any one or more public or private stock offerings, equity raises or strategic partner arrangements resulting in the receipt of at least $65.0 million in aggregate net cash proceeds on or prior to May 31, 2015, it will be permitted to make interest-only payments through December 1, 2015 rather than July 1, 2015, and beginning on January 1, 2016, the Company would be required to make principal and accrued interest payments in equal monthly installments over a term of 30 months.

The future principal payments under the New Credit Facility are currently as follows (in thousands):

Years ending December 31,
2014	$—
2015	3,500
2016	7,000
2017	7,000
2018	3,500
$21,000

In addition to the Initial Term Loan, the Company would have been able to request an additional term loan in an aggregate principal amount of $9.0 million (“Second Term Loan”) after the completion of this initial public offering if the net cash proceeds were at least $65.0 million subject to certain customary conditions to funding. Given the net proceeds from the Company’s initial public offering were less than $65.0 million, it was not able to request the Second Term Loan. The Initial Term Loan bears interest per annum at 9.85% plus one-month LIBOR (customarily defined). All principal and accrued interest on the initial term loan is due on June 1, 2018.

The Company used approximately $9.3 million of the Initial Term Loan to repay all the amounts owed under its existing credit facility with General Electric Capital Corporation and Oxford.

As security for its obligations under the New Credit Facility, the Company granted a security interest in substantially all of its existing and after-acquired assets except for our intellectual property and certain other customary exclusions.

On May 30, 2014, pursuant to the Loan and Security Agreement with Solar and Oxford, the Company issued to Solar and Oxford warrants to purchase an aggregate of up to 10,258 shares of its series B-2 convertible preferred stock (“Series B-2”) at an exercise price equal to $61.42 per share. The warrants were initially classified as liabilities in the Company’s balance sheet and were re-measured at their estimated fair value through completion of the Company’s initial public offering. The changes in fair value are recorded as other income (expense) in the statement of operations. Upon the closing of its initial public offering at a price of $8.00 per share and the automatic conversion of the Series B-2 into common stock, these warrants became exercisable for up to 78,760 shares of common stock. Subsequent to the initial public offering, the Company’s warrant liability was reclassified to equity. These warrants are immediately exercisable for cash or by net exercise and will expire five years from their issuance.

The initial fair value of the warrants issued in connection with Loan and Security agreement was $0.3 million and was recorded as a discount to the Initial Term Loan.  The Company also paid Solar and Oxford a facility fee of $0.3 million and reimbursed certain costs associated with the Loan and Security Agreement of approximately $0.1 million, both of which were also recorded as a discount to the Initial Term Loan. The discount is being amortized to interest expense over the 48 month period that the Initial Term Loan is expected to be outstanding using the effective interest method.

5. Convertible Preferred Stock

Below is a summary of the rights, preferences, and privileges of the Series B convertible preferred stock (“Series B”), Series B-2, Series A-1 convertible preferred stock (“Series A-1”), Series A-2 convertible preferred stock (“Series A-2”), Series A-3 convertible preferred stock (“Series A-3”), Series A-4 convertible preferred stock (“Series A-4”), Series A-5 convertible preferred stock (“Series A-5”) and Series A-6 convertible preferred stock (“Series A-6”) (the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6, collectively, the “Series A Preferred Stock”) prior to the conversion of all outstanding convertible preferred stock into common stock upon completion of the Company’s initial public offering on June 11, 2014.

On February 14, 2014, the Company entered into a Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement (the “Series B-2 Purchase Agreement”), pursuant to which the Company was able to raise up to approximately $40.2 million through the issuance of (1) up to 655,000 shares of its Series B-2 and (2) warrants to acquire up to 718,201 shares of its common stock with an exercise price of $14.004 per share. In February and March 2014, the Company consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate gross proceeds to the Company of approximately $27.5 million, the Company issued an aggregate of 448,060 shares of Series B-2 and warrants to purchase up to a total of 491,293 shares of its common stock.

Conversion— Any holder of the Company’s preferred stock had the right, at any time or from time to time, to convert any or all of its shares of preferred stock into fully paid and non-assessable shares of the Company’s common stock for each share of preferred stock converted based upon the then in effect Conversion Price (“Conversion Feature”).  If the Company issued or sold any shares of its Common Stock (as defined by the Company’s certificate of incorporation) or options to purchase or other rights to subscribe for such convertible or exchangeable securities, in each case other than Excluded Stock (as defined by the Company’s certificate of incorporation), for a consideration per share less than the then in effect conversion price (“Dilutive Issuance”) of the Company’s Series A-1, A-2, A-3, B, or B-2 preferred stock, respectively, the Conversion Price for such series in effect immediately prior to each such Dilutive Issuance would automatically be reduced in accordance with the provisions set forth in the Certificate of Designations.  Upon issuance of each series of the Company’s preferred stock, the respective Conversion Prices were greater than the fair value of the Company’s common stock at the respective commitment dates.  Therefore, the Conversion Feature was not considered to be a beneficial conversion feature that would require the Company to record a deemed dividend on the preferred stock.  Each holder of Series B and Series B-2 shares had the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as determined by dividing the original purchase price of $61.42 by the conversion price (“Series B Optional Conversion”). The conversion price of the Series B and Series B-2 as of June 6, 2014 was $14.004 per share and $8.00 per share, respectively, (the “Series B Conversion Price”), which represented a conversion ratio of one share of Series B or Series B-2 into approximately 4.386 and 7.678 shares of common stock, respectively.

Each holder of Series A-1, Series A-2 and Series A-3 had the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as determined by dividing the original purchase price of $81.42 by the conversion price (“Optional Conversion”). The original conversion price of the Series A-1, Series A-2 and Series A-3 was $18.564 per share (the “Conversion Price”), which represented a conversion ratio of one share of Series A-1, Series A-2 or Series A-3 into approximately 4.386 shares of common stock. The issuance of the Series B in April and May of 2013 and the Series B-2 in February and March of 2014 resulted in an adjustment to the Conversion Price of the Series A-1, Series A-2 and Series A-3 (the “Anti-Dilution Adjustment”).  As a result of the Anti-Dilution Adjustment, the conversion price of each share of Series A-1, Series A-2 and Series A-3 was reduced to $16.970, which represented a conversion ratio of one share of Series A-1, Series A-2 or Series A-3 into approximately 4.798 shares of common stock.  This reduction of the Conversion Price did not create a beneficial conversion feature that would require the Company to record a deemed dividend on the Series A-1, Series A-2 or Series A-3 preferred stock.

Each holder of Series A-4, Series A-5 and Series A-6 had the right, at their option at any time, to convert any such shares of preferred stock into such number of fully paid shares of common stock as determined by dividing the original purchase price of $81.42 by the conversion price. The Conversion Price of the Series A-4, Series A-5 and Series A-6 as of June 6, 2014 was $18.564 per share, which represented a conversion ratio of one share of Series A-4, Series A-5 or Series A-6 into approximately 4.386 shares of common stock.

Upon an optional conversion, the holders of the converted Series B-2, Series B and Series A Preferred Stock were entitled to payment of all accrued, whether or not declared, but unpaid dividends in shares of the common stock of the Company at the then effective Conversion Price.

Each share of the Series B, Series B-2 and Series A Preferred Stock was automatically convertible into fully paid and non-assessable shares of common stock at the applicable conversion price (as described above) in effect upon, in the case of the Series A and Series B Preferred Stock, upon (1) a vote of the holders of at least 70% of the outstanding shares of Series B, Series B-2, Series A-1, Series A-2 and Series A-3 to convert all shares of Series B, Series B-2 and Series A Preferred Stock or (2) the common stock becoming listed for trading on a national stock exchange, and in the case of the Series B-2 Preferred Stock, upon (1) a vote of the holders of at least 70% of the outstanding shares of Series B-2 to convert all shares of Series B-2 Preferred Stock, (2) the closing of a firm commitment underwritten public offering on or prior to June 30, 2014 or (3) after June 30, 2014, the common stock becoming listed for trading on a national stock exchange (“Special Mandatory Conversion”). Upon a Special Mandatory Conversion, all accrued, whether or not declared, but unpaid dividends were to be paid in cash or shares of common stock (calculated based on the then effective conversion price) at the discretion of the Company’s Board of Directors.

In the event of a conversion upon the closing of a firm commitment underwritten public offering on or prior to June 30, 2014 in which the public offering price per share is less than the Series B-2 Conversion Price, then the Series B-2 Conversion Price was automatically reduced to the price equal to the public offering price.

Redemption— Unless redemption was waived by a requisite stockholder vote or consent, the shares of Series B, Series B-2 and Series A Preferred Stock were automatically redeemable upon an event of sale of the Company.  The shares of Series B, Series B-2 and Series A Preferred Stock were not redeemable at the option of the holder.

Dividends— Holders of shares of Series B and Series B-2 were entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrued on a daily basis commencing on the date of issuance of the shares of Series B and Series B-2. Dividends were payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of Series B and Series B-2 were also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B and Series B-2, holders of shares of Series A-1 were entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrued on a daily basis commencing on the date of issuance of the shares of Series A-1. Dividends were payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of Series A-1 were also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B, Series B-2 and Series A-1, holders of Series A-2 were entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrued on a daily basis commencing on the date of issuance of the shares of Series A-2. Dividends were payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of Series A-2 were also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B, Series B-2, Series A-1 and Series A-2, holders of Series A-3 were entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrued on a daily basis commencing on the date of issuance of the shares of Series A-3. Dividends were payable, as accrued, upon liquidation, event of sale and conversion to common stock, as described above. The holders of shares of Series A-3 were also entitled to dividends declared or paid on any shares of common stock.

Without regard to the payment of required dividends to the holders of Series B, Series B-2, Series A-1, Series A-2 and Series A-3, holders of Series A-5 were entitled to receive the Series A-5 Special Accruing Dividend (as defined in the Company’s certificate of incorporation) paid in shares of Series A-6 as described in note 7. Dividends were payable, as accrued, upon liquidation, event of sale and conversion to common stock, as described above. The holders of shares of Series A-5 were also entitled to dividends declared or paid on any shares of common stock.

Following payment in full of required dividends to the holders of Series B, Series B-2, Series A-1, Series A-2, Series A-3 and Series A-5, holders of Series A-4 and Series A-6 were entitled to receive, when, if and as declared by the Board of Directors, dividends on any shares of Series A-4 Stock or Series A-6 Stock, as the case may be, out of funds legally available for that purpose, at a rate to be determined by the Board of Directors if and when they may so declare any dividend on the Series A-4 Stock or A-6 Stock, as the case may be. Dividends were payable, as accrued, upon liquidation, event of sale, and conversion to common stock, as described above. The holders of shares of Series A-4 and Series A-6 were also entitled to dividends declared or paid on any shares of common stock.

As of June 6, 2014, the Company had accrued dividends of $3.9 million, $18.1 million, $21.2 million and $3.1 million on Series B, Series A-1, Series A-2 and Series A-3, respectively. As of June 11, 2014 the Company had accrued dividends of $0.7 million on Series B-2. Upon completion of the Company’s initial public offering, all accrued dividends were paid in shares of common stock at the then effective Conversion Price.

Voting—The holders of Series B, Series B-2 and Series A Preferred Stock were entitled to vote together with the holders of the common stock as one class on an as-if converted basis.  In addition, as long as the shares of Series A-1 were outstanding, the holders of Series A-1, voting as a separate class, had the right to elect two members of the Company’s Board of Directors.

Liquidation— The shares of Series B and Series B-2 ranked equally to other shares of Series B and Series B-2, and ranked senior to the Series A-1 and all other classes of Series A Preferred Stock.  The shares of Series A-1 ranked senior to all other classes of Series A

Preferred Stock. Series A-2 ranked junior to Series A-1 and senior to Series A-3, Series A-4, Series A-5 and Series A-6. Series A-3, Series A-5 and Series A-6 ranked equally but junior to Series A-1 and Series A-2 and senior to Series A-4. Series A-4 ranked senior to the Company’s common stock.

In the event of a liquidation, dissolution, or winding-up of the Company, the holders of Series B and Series B-2 were entitled to be paid first out of the assets available for distribution, before any payment is made to the Series A Preferred Stock. Payment to the holders of Series B was to consist of two (2) times the original purchase price of $61.42, plus all accrued but unpaid dividends. Payment to the holders of Series B-2 was to consist of one and a half (1.5) times the original purchase price of $61.42, plus all accrued but unpaid dividends. After such distribution to the holders of Series B and Series B-2, the holders of Series A-1 would have been entitled to be paid out of the remaining assets available for distribution, before any payment is made to the Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series A-1 was to consist of the original purchase price of $81.42, plus all accrued but unpaid dividends. After the distribution to the holders of Series A-1, the holders of Series A-2 would have been entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid dividends. After the distribution to the holders Series A-1 and Series A-2, the holders of Series A-3, Series A-5 and Series A-6, would have been entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any accrued but unpaid or declared and unpaid dividends, as appropriate. After the distribution to the holders Series A-1, Series A-2, Series A-3, Series A-5 and Series A-6, the holders of Series A-4 would have been entitled to receive an amount per share equal to the original purchase price per share of $81.42, plus any declared and unpaid dividends.  If the assets of the Company were insufficient to pay the full preferential amounts to the holders of Series B, the assets would have been distributed ratably among the holders of Series B in proportion to their aggregate liquidation preference amounts.  If the assets of the Company were insufficient to pay the full preferential amounts to the holders of Series A-1, the assets would have been distributed ratably among the holders of Series A-1 in proportion to their aggregate liquidation preference amounts. If the assets of the Company were insufficient to pay the full preferential amounts to the holders of Series A-2, the assets would have been distributed ratably among the holders of Series A-2 in proportion to their aggregate liquidation preference amounts. If the assets of the Company were insufficient to pay the full preferential amounts to the holders of Series A-3, Series A-5 and Series A-6, the assets would have been distributed ratably among the holders of Series A-3, Series A-5 and Series A-6 in proportion to their aggregate liquidation preference amounts. If the assets of the Company were insufficient to pay the full preferential amounts to the holders of Series A-4, the assets would have been distributed ratably among the holders of Series A-4 in proportion to their aggregate liquidation preference amounts. After all liquidation preference payments have been made to the holders of the Series B, Series B-2 and Series A Preferred Stock, the holders of the Series B, Series B-2 and Series A-1, Series A-2 and Series A-3 were to participate in the distribution of the remaining assets with the holders of the Company’s common stock on an as-if converted basis.

In the event of, and simultaneously with, the closing of an event of sale of the Company (as defined in the Company’s Amended Certificate of Incorporation), the Company was to redeem all of the shares of Series B, Series B-2 and Series A Preferred Stock then outstanding at the Special Liquidation Price, as defined. If the event of sale involved consideration other than cash, the Special Liquidation Price could have been paid with such consideration having a value equal to the Special Liquidation Price. The Special Liquidation Price was to be equal to an amount per share, which would be received by each holder of the Preferred Stock if, in connection with the event of sale, all the consideration paid in exchange for the assets or the shares of capital stock of the Company was actually paid to and received by the Company, and the Company was immediately liquidated thereafter and its assets distributed pursuant to the liquidation terms above.

6. Marketable Securities

Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	June 30, 2014
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,133	$—	$—	$1,133
Money market funds	31,417	—	—	31,417
Domestic corporate debt securities	5,382	—	(1)	5,381
Domestic corporate commercial paper	10,439	1	—	10,440
Total	$48,371	$1	$(1)	$48,371
Marketable securities:
Domestic corporate debt securities	22,157	—	(5)	22,152
Domestic corporate commercial paper	8,492	6	—	8,498
Total	$30,649	$6	$(5)	$30,650

	December 31, 2013
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,710	$—	$—	$2,710
Money market fund	9,593	—	—	9,593
Total	$12,303	$—	$—	$12,303

There were no debt securities that had been in an unrealized loss position for more than 12 months as of June 30, 2014 or December 31, 2013. There were 13 debt securities in an unrealized loss position for less than 12 months at June 30, 2014 and there were no debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2013. The aggregate unrealized loss on these securities as of June 30, 2014 was less than $5.0 thousand and the fair value was $27.5 million. The Company considered the decline in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2014.

The contractual term to maturity of all marketable securities held by the Company as of June 30, 2014 is less than one year.

7. Fair Value Measurements

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$1,133	$—	$—	$1,133
Money market funds (1)	31,417	—	—	31,417
Domestic corporate debt securities (2)	—	5,381	—	5,381
Domestic corporate commercial paper (2)	—	10,440	—	10,440
Total	$32,550	$15,821	$—	$48,371
Marketable securities:
Domestic corporate debt securities (2)	—	22,152	—	22,152
Domestic corporate commercial paper (2)	—	8,498	—	8,498
Total	$—	$30,650	$—	$30,650

	December 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents:
Cash	$2,710	$—	$—	$2,710
Money market funds (1)	9,593	—	—	9,593
	$12,303	$—	$—	$12,303

Liabilities
Warrant liability (3)	$—	$—	$1,945	$1,945
Stock liability (3)	—	—	5,328	5,328
	$—	$—	$7,273	$7,273

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

(3)                           Fair value is determined using the probability-weighted expected return model (“PWERM”), as discussed below.  Changes in the fair value of the Level 3 assets and liabilities are recorded as other (expense) income in the condensed statement of operations.

The stock asset represents the prepaid balance and the stock liability represents the accrued balance of the research and development expense related to the stock dividends that were issuable to Nordic Bioscience Clinical Development VII A/S (“Nordic”) in shares of Series A-6 (or in shares of common stock if the Company lists its common stock on a national exchange) as of December 31, 2013, for services rendered which is being recognized ratably over the estimated per patient treatment period under the three work statements executed with Nordic (the “Nordic Work Statements”) (see note 9). The fair value of the stock asset and stock liability was based upon the fair value of the Series A-6 as determined using PWERM, which considered the value of the Company’s various classes of preferred stock. The fair value of the Company’s various classes of preferred stock was determined through an analysis of the future values for equity assuming various future outcomes. Accordingly, share value was based upon the probability weighted present value of expected future net cash flows, considering each of the possible future events, discount rate as determined using the capital asset pricing model, as well as the rights and preferences of each share class. PWERM is complex as it requires numerous assumptions relating to potential future outcomes of equity. Accordingly, the valuation of the Company’s stock asset and stock liability was determined using Level 3 inputs. Upon completion of the Company’s initial public offering, any payments owed by the Company to Nordic in relation to the Nordic Work Statements were changed from the right to receive shares of Series A-6 to the right to receive a total cash payment from the Company of $4.3 million.

The warrant liability represents the liability for the warrants issued to the placement agent in connection with the Company’s Series A-1 financing, to the investors in the Series B financing in April and May 2013 and the Series B-2 financing in February and March 2014, and to the lenders in connection with the Company’s Loan and Security Agreement executed with Oxford and General Electric Capital Corporation in May 2011 and the Company’s Loan and Security Agreement with Solar and Oxford. The warrant liability is calculated using the Black-Scholes option pricing method. This method of valuation includes using inputs such as the fair value of the Company’s common stock or preferred stock, historical volatility, the term of the warrant and risk free interest rates. Prior to its initial public offering, the fair value of the Company’s shares of common stock and preferred stock is estimated using PWERM, as described above. Accordingly, the valuation of the warrant liability at December 31, 2013, was determined using Level 3 inputs. Upon completion of the Company’s initial public offering, the outstanding warrants to purchase shares of A-1 convertible preferred stock and warrants to purchase shares of series B-2 convertible preferred stock were converted into the right to purchase shares of common stock and the Company’s warrant liability was reclassified to equity.

The following table provides a roll-forward of the fair value of the assets, where fair value is determined using Level 3 inputs (in thousands):

Balance at December 31, 2013	$—
Issuance of shares of Series A-6 - prepayment	1,220
Nordic amendment	(1,220)
Balance at June 30, 2014	$—

The following table provides a roll-forward of the fair value of the liabilities, where fair value is determined using Level 3 inputs (in thousands):

Balance at December 31, 2013	$7,273
Issuance of shares of Series A-6	(8,889)
Additions — accrued shares of Series A-6	2,717
Additions — warrants	1,511
Change in fair value	505
Warrant liability reclassified to equity	(3,117)
Balance at June 30, 2014	$—

Additions represent the value of the asset or liability for additional accrued shares of stock that were issuable to Nordic for services rendered in connection with the Company’s Phase 3 Clinical Trial of Abaloparatide-SC (see note 9), as well as the value of any new warrants issued during the period. The issuance of shares of Series A-6 represents the release of the quarterly stock dividends of Series A-6 accrued under the Nordic Work Statements as of June 30, 2014 (see note 9). The Nordic amendment represents amounts that were originally payable in shares of Series A-6, but converted to the right to receive cash upon completion of the Company’s initial public offering and no longer require fair value measurement at June 30, 2014 (see note 9).

The fair value of the Company’s note payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s note payable approximated its fair value as of June 30, 2014, as the Company’s interest rate is near current market rates. The fair value of the Company’s notes payable was determined using Level 3 inputs.

8. License Agreements

On September 27, 2005, the Company entered into a license agreement (the “Ipsen Agreement”), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, “Ipsen”). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. With respect to France, if Ipsen exercises its co-marketing and co-promotion rights, then Ipsen may elect to receive a percentage of the aggregate revenue from the sale of products by both parties in France (subject to a mid-double digit percentage cap) and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay Radius a mid-single digit royalty on Ipsen’s allocable portion of aggregate revenue from the sale of products by both parties in France. Abaloparatide (the Company’s bone growth drug) is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and (subject to certain co-marketing and co-promotion rights retained by Ipsen) France. In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $250,000 to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments in the range of €10.0 million to €36.0 million ($13.7 million to $49.3 million) to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or its sub-licensees on a country-by-country basis until the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof, whichever is longer.

If the Company sublicenses the rights licensed from Ipsen, then the Company will also be required to pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if the Company or its sub-licensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, it will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the last to expire of its patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country, whichever is longer. In connection with the Ipsen Agreement, the Company recorded $0.2 million and $0.1 million in costs during the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.1 million during the six months ended June 30, 2014 and 2013, respectively, which were incurred by Ipsen and charged to the Company for the manufacture of the clinical supply of the licensed compound.

9. Research Agreements

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

In December 2011, the Company entered into an amendment to the Work Statement NB-1(the “First Amendment”). Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the trial would be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by the Company to Nordic under the First Amendment are denominated in both euros and U.S. dollars and total up to €717,700 ($982,531) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to €1.2 million ($1.6 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, the Company entered into a second amendment to the Work Statement NB-1(the “Second Amendment”). Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services to be provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($16,347) per subject for any subjects enrolled in India or the United States. Such reductions are applied in pro rata monthly installments. Payments to be made by the Company to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total of up to €3.7 million ($5.1 million) and $205,540, respectively.

In March 2014, the Company entered into a fourth amendment to the Work Statement NB-1 (the “Fourth Amendment”).  Pursuant to the terms of the Fourth Amendment, the Company agreed to pay to Nordic an additional performance incentive, or a Performance Incentive Payment, of $500,000 for every 50 patients that, subsequent to March 28, 2014, complete all end-of-study procedures, up to a maximum aggregate amount of additional payments equal to $5.0 million. Any Performance Incentive Payment would have been paid in cash in the event that the Company’s initial public offering of its common stock was completed prior to May 31, 2014. If an initial public offering was not completed prior to May 31, 2014, any Performance Incentive Payments would have been paid through the issuance to Nordic of shares of capital stock of the Company under the same model for equity-based compensation contemplated by the Company’s existing outstanding work statements under the Clinical Trial Services Agreement. On May 19, 2014, the Company entered into a fifth amendment to Work Statement NB-1, which amended the date prior to which an initial public offering must be completed to June 30, 2014. As the Company completed an initial public offering of its common stock on June 11, 2014, all Performance Incentive Payments will be paid in cash.

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

The Work Statement NB-1, as amended on December 9, 2011, June 18, 2012, March 28, 2014 and May 19, 2014, provides for a total of up to approximately €41.2 million ($56.3 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Trial, plus Performance Incentive Payments of up to $5.0 million. These payments may be adjusted based upon actual sites opened, work performed or number of patients enrolled.

Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €371,864 of Series A-5 at $8.142 per share, and 64,430 shares of Series A-5 were sold to Nordic on May 17, 2011 for proceeds of $525,154. These shares were exchanged in the Merger for an aggregate of 6,443 shares of the Company’s Series A-5.

The Stock Issuance Agreement provided that Nordic was entitled to receive quarterly stock dividends, payable in shares of Series A-6 or shares of common stock if the Company’s preferred stock had been converted in accordance with its amended certificate of incorporation, having an aggregate value, under the Work Statement NB-1, of up to €36.8 million ($50.4 million) (the “Nordic Accruing Dividend”). In the event Nordic sold the shares of Series A-5 or in the event the shares of Series A-5 were converted into common stock in accordance with the Company’s amended certificate of incorporation, this right to receive the Nordic Accruing Dividend would terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, would remain with Nordic as a contractual right under the Stock Issuance Agreement.

On March 28, 2014, the Company entered into Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011 (the “Second Stock Issuance Agreement Amendment”), with Nordic.  The Second Stock Issuance Agreement Amendment required that the Company’s Board of Directors declare, as soon as reasonably practical, a stock dividend of twenty nine (29) shares of its Series A-6 for each share of the Company’s then outstanding Series A-5, all of which were held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3. In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued.  Accordingly, the Company’s Board of Directors declared and issued a dividend to Nordic of all 186,847 shares on March 31, 2014.  The Second Stock Issuance Agreement Amendment further provided that in the event an initial public offering of the Company’s common stock occurred prior to May 31, 2014, any payments owed by the Company to Nordic in relation to Work Statement NB-1 and Work Statement NB-3, excluding Performance Incentive Payments, for all periods of time after 2014, would be changed from the right to receive stock to the right to receive a total cash payment from the Company of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015. On May 19, 2014, the Company entered into Amendment No. 3 to the Stock Issuance Agreement, which amended the date prior to which an initial public offering must occur to June 30, 2014.  The Second Stock Issuance Agreement Amendment also stipulated that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an initial public offering be payable in cash. As the Company completed an initial public offering on June 11, 2014, Nordic no longer has the right to receive stock from the Company and agreed to be paid in cash for all periods after the consummation of the initial public offering.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability in the Company’s balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares were recorded as a gain or loss in other (expense) income in the statement of operations.

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-1, First Amendment and Second Amendment ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Trial, or a twenty-month period. The Company recognizes research and development expense for the amounts due to Nordic under the Fourth Amendment on a per patient basis when the End-of-Study visit and all other required procedures are completed. The Company recorded $2.4 million and $8.8 million of research and development expense during the three months ended June 30, 2014 and 2013, respectively and $6.9 million and $17.9 million during the six months ended June 30, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study.

As of June 30, 2014, the Company had a liability of $11.4 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

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

In March 2014, the Company entered into an amendment to the Work Statement NB-3 (the “NB-3 Amendment”).  The NB-3 Amendment was effective as of February 28, 2014 and provides that Nordic will perform a Period 2 extension study (the “Second Extension”), to evaluate an additional eighteen months of standard-of-care osteoporosis management following the Period 1 extension of six months upon completion of the Phase 3 clinical trial of the Company’s Abaloparatide-SC product.  Payments in cash to be made by the Company to Nordic under the NB-3 Amendment are denominated in both euros and U.S. dollars and total up to approximately €3.0 million ($4.1 million) and $527,740, respectively.  In addition, the Company agreed to issue to Nordic shares of the Company’s series A-6 having a value of up to approximately €3.0 million ($4.1 million) and $527,740 as additional payment for the services to be provided under the NB-3 Amendment, with the issuance of such shares to be made pursuant to the terms of an Amendment No. 2, entered into by the Company with Nordic on March 28, 2014, to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011.

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

The Stock Issuance Agreement provided that, beginning with the quarter ended March 31, 2013, Nordic was entitled to receive quarterly stock dividends in connection with services performed under the Work Statement NB-3, payable in shares of Series A-6 or shares of common stock if the Company’s preferred stock automatically converted into common stock in accordance with its amended certificate of incorporation, having an aggregate value of up to €7.5 million ($10.3 million) and $0.8 million. In the event Nordic sold the shares of Series A-5 or in the event the shares of Series A-5 were converted into common stock in accordance with the Company’s amended certificate of incorporation, this right to receive the Nordic Accruing Dividend would terminate, but a right to receive an equivalent number of shares of Series A-6 or common stock, as applicable, would remain with Nordic as a contractual right under the Stock Issuance Agreement.

On March 28, 2014, the Company entered into Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011 (the “Second Stock Issuance Agreement Amendment”), with Nordic.  The Second Stock Issuance Agreement Amendment required that the Company’s Board of Directors declare, as soon as reasonably practical, a stock dividend of twenty nine (29) shares of its Series A-6 for each share of the Company’s then outstanding Series A-5, all of which were held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3. In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued.  Accordingly, the Company’s Board of Directors declared and issued a dividend to Nordic of all 186,847 shares on March 31, 2014.  The Second Stock Issuance Agreement Amendment further provided that in the event an initial public offering of the Company’s common stock occurred prior to May 31, 2014, any payments owed by the Company to Nordic in relation to Work Statement NB-1 and Work Statement NB-3, excluding Performance Incentive Payments, for all periods of time after 2014, would be changed from the right to receive stock to the right to receive a total cash payment from the Company of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015. On May 19, 2014, the Company entered into Amendment No. 3 to the Stock Issuance Agreement, which amended the date prior to which an initial public offering must occur to June 30, 2014.  The Second Stock Issuance Agreement Amendment also stipulated that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an initial public offering be payable in cash. As the Company completed an initial public offering on June 11, 2014, Nordic no longer has the right to receive stock from the Company and agreed to be paid in cash for all periods after the consummation of the initial public offering.

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

The Company recognizes research and development expense for the amounts due to Nordic under the Work Statement NB-3 and Amendment ratably over the estimated per patient treatment periods beginning upon enrollment, or over a nine-month and nineteen-month period, respectively. The Company recorded $2.9 million and $0.8 million of research and development expense during the three months ended June 30, 2014 and 2013, respectively, and $5.4 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Extension Study and Second Extension.

As of June 30, 2014, the Company had a liability of $2.7 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

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

In February 2013, the Company executed the final Work Statement NB-2 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-2, Nordic would provide clinical trial services relating to the Phase 2 Clinical Trial and would be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by the Company to Nordic under the Work Statement NB-2 were denominated in both euros and U.S. dollars and totaled up to €3.6 million ($4.9 million) and $0.3 million, respectively. In addition, the Company would issue to Nordic shares of its Series A-6 stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Clinical Trial Services Agreement.

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

The Company recognized research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Trial, or a nine-month period. The Company recorded no expense and $1.7 million of research and development expense during the three months ended June 30, 2014 and 2013, respectively, and nil and $3.4 million during the six months ended June 30, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Trial. As of June 30, 2014, all obligations due to Nordic under Work Statement NB-2 had been paid.

The Company is also responsible for certain pass-through costs in connection with the Phase 3 Clinical Trial, Extension Study and Phase 2 Clinical Trial. Pass through costs are expensed as incurred or upon delivery. The Company recognized research and development expense of $0.2 million and $0.9 million for pass-through costs during the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $2.0 million during the six months ended June 30, 2014 and 2013, respectively.

10. Stock-Based Compensation

A summary of stock option activity during the six months ended June 30, 2014 is as follows (in thousands, except for per share amounts):

		Weighted-
		Average	Weighted-
		Exercise	Average
		Price (in	Contractual	Aggregate
		dollars per	Life (in	Intrinsic
	Shares	share)	years)	Value
Options outstanding at December 31, 2013	1,667	$7.05
Granted	1,799	7.90
Exercised	—	—
Forfeited	(586)	8.65
Expired	(1)	3.42
Options outstanding at June 30, 2014	2,879	$7.26	8.28	$64,451
Options exercisable at June 30, 2014	1,363	$6.51	6.76	$31,520
Options vested or expected to vest at June 30, 2014	2,795	$7.24	8.24	$62,607

The weighted-average grant-date fair value per share of options granted during the three and six months ended June 30, 2014 was $4.60 and $4.61, respectively, and the total grant-date fair value of stock options that vested during the six months ended June 30, 2014 was approximately $1.4 million.  As of June 30, 2014, there was approximately $6.5 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately three years.

11. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share numbers):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(12,609)	$(19,512)	$(27,097)	$(27,817)
Accretion of Preferred Stock	(4,031)	(4,368)	(9,000)	(7,950)
Loss attributable to common stockholders - basic and diluted	$(16,640)	$(23,880)	$(36,097)	$(35,767)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted (1)	7,500,148	381,525	3,962,559	380,942
Loss per share - basic and diluted	$(2.22)	$(62.59)	$(9.11)	$(93.89)

(1)                           Common shares adjusted for 2.28:1 stock split that was affected April 24, 2014.

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and six months ended June 30, 2014 and 2013, all of the Company’s classes of preferred stock, options to purchase common stock and warrants outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Convertible preferred stock	7,043,931	7,041,888	7,779,266	6,452,734
Options to purchase common stock	2,621,820	1,706,787	2,373,083	1,708,460
Warrants	1,311,356	589,328	1,161,639	303,751

12. Commitments and Contingencies

The Company may be exposed, individually or in the aggregate, to certain claims or assessments in the ordinary course of business. In the opinion of management, the outcome of these matters is not likely to have any material effect on the financial position, results of operations, or cash flows of the Company.

13. Subsequent Events

Amendment to New Credit Facility—On July 10, 2014, the Company entered into a first amendment to the New Credit Facility (“First Amendment”).  Pursuant to the terms of the New Credit Facility, as amended by the First Amendment, the Company was provided with term loans in an aggregate principal amount of $30.0 million, of which $21.0 million was drawn on May 30, 2014 and $4.0 million was drawn on July 10, 2014.  The Lenders were to fund the remaining term loans in an aggregate principal amount of $9.0 million (the “Original Term B Loans”) at the Company’s request, subject to certain conditions, including the Company completing an initial public offering resulting in $65.0 million in net cash proceeds no later than December 5, 2014. The terms of the First Amendment, among other things,

•                  provide the Company with, subject to certain customary funding conditions, additional term loans in an aggregate principal amount of $4.0 million upon the closing of the First Amendment (the “Modified Term B Loans”).  All other terms applicable to the Original Term B Loans remain applicable to the Modified Term B Loans. The Original Term B Loans are replaced by the Modified Term B Loans.  The Company borrowed the full amount of the Modified Term B Loans on July 10, 2014.

•                  provide the Company the ability to borrow additional term loans in an aggregate amount of $5.0 million (the “Term C Loans”) at any time through December 31, 2014.  In order to draw the Term C Loans, the Company must, in addition to other customary conditions, either (a) close public or private stock offerings, equity raises or strategic partner arrangements resulting in $13.0 million in aggregate net proceeds after the closing of the First Amendment, or (b) as it relates specifically to RAD1901, complete both the maximum tolerable dose trial and enroll the first patient in the breast cancer brain metastasis trial.

•                  required the Company to issue warrants (“New Tranche B Warrants”) for the purchase of 4,706 shares of the Company’s common stock to Solar and 4,706 shares of common stock to Oxford, each at a price per share equal to $12.75. The Company issued the New Tranche B Warrants on July 10, 2014.

•                  if the Term C Loans are funded, the Company will issue to the Lenders warrants to purchase common stock in amounts and subject to terms as were applicable to warrants that would have been issued in connection with the Original Term B Loans.

Nordic Amendment—On July 22, 2014, the Company entered into a sixth amendment to the Work Statement NB-1(the “Sixth Amendment”). The terms of the Sixth Amendment provide for additional fees to be paid for the initiation of additional clinical sites not contemplated in prior amendments, as well as an increase in planned analytical services.  Payments to be made by the Company to Nordic under the Sixth Amendment are denominated in euros and total up to €833,957 ($1.1 million).

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

•            anticipated trends and challenges in our potential markets; and

•            our ability to attract and motivate key personnel.

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

Our current clinical product portfolio also includes a novel oral agent, RAD1901, a selective estrogen receptor down-regulator/degrader, or SERD. We are developing RAD1901 at higher doses for the treatment of metastatic breast cancer, including breast cancer brain metastases, or BCBM, and intend to advance its development with the initiation of Phase 1 clinical trials, including a maximum tolerated dose study that has commenced patient dosing and a Phase 1b clinical trial in metastatic breast cancer, which is expected to commence in late 2014.  We expect that patients enrolled in the Phase 1b clinical trial will include patients with metastatic breast cancer and patients with metastatic breast cancer that has spread to the central nervous system.  The precise population will be defined in the study protocol and determined in conjunction with our investigators.  At lower doses, RAD1901 acts as a selective estrogen-receptor modulator, or SERM.  Low-dose RAD1901 has shown efficacy for the treatment of vasomotor symptoms such as hot flashes in a successful Phase 2 clinical trial.

Abaloparatide

Abaloparatide is a novel synthetic peptide analog of parathyroid hormone-related protein, or PTHrP, that we are developing as a bone anabolic treatment for osteoporosis. Osteoporosis is a disease that affects nearly 10 million people in the United States, with an additional approximately 43 million people at increased risk for the disease. It is characterized by low bone mass and structural deterioration of bone tissue, which leads to greater fragility and an increase in fracture risk. Anabolic agents, like Forteo (teriparatide), are used to increase bone mineral density, or BMD, and to reduce the risk of fracture. We believe abaloparatide has the potential to increase BMD and bone quality to a greater degree and at a faster rate than other approved drugs for the treatment of osteoporosis. We are developing two formulations of abaloparatide:

•                  Abaloparatide-SC is an injectable subcutaneous formulation of abaloparatide. In August 2009, we announced positive Phase 2 data that showed Abaloparatide-SC produced faster and greater BMD increases at the spine and the hip with substantially less hypercalcemia than Forteo, which is the only approved subcutaneous injectable anabolic agent for the treatment of osteoporosis in the United States. A subsequent Phase 2 clinical trial announced in January 2014 also confirmed the results of our first clinical trial by demonstrating that Abaloparatide-SC produces BMD increases from baseline in the spine and hip that are comparable to our earlier Phase 2 clinical trial. In April 2011, we commenced a Phase 3 clinical trial of Abaloparatide-SC. Enrollment was completed in March 2013, and we expect to announce top-line 18-month fracture data at the end of the fourth quarter of 2014. Assuming a favorable outcome, we plan to use the results from this Phase 3 clinical trial to support an NDA with the U.S. Food and Drug Administration, or FDA, and believe we could obtain approval of the NDA in 2016.

•                  Abaloparatide-TD is a line extension of Abaloparatide-SC in the form of a convenient, short-wear-time (approximately five minutes) transdermal patch. In a recent Phase 2 clinical trial, Abaloparatide-TD demonstrated a statistically significant mean percent increase from baseline in BMD as compared to placebo at the lumbar spine and at the hip. These results demonstrated proof of concept by achieving a dose-dependent increase in BMD. Following additional formulation development work, we intend to advance an optimized Abaloparatide-TD product in additional clinical studies and in a Phase 3 bridging study in order to submit for regulatory approval. We hold worldwide commercialization rights to Abaloparatide-TD technology.

In April 2011, we began the dosing of subjects in a pivotal Phase 3 clinical trial managed by Nordic Bioscience Clinical Development VII A/S, or Nordic, at certain clinical sites operated by the Center for Clinical and Basic Research, a leading global CRO with extensive experience in global osteoporosis registration studies. We designed this Phase 3 study to enroll a total of 2,400 patients to be randomized equally to receive daily doses of one of the following: 80 micrograms (µg) of abaloparatide, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months. The study will also include a 6-month extension period in order to obtain 24-months of fracture data, as requested by the FDA. We plan to submit the NDA with the 24-month fracture data. The study was designed to evaluate whether abaloparatide is superior to placebo for prevention of vertebral fracture. The study was also designed to evaluate whether abaloparatide is superior to Forteo for greater BMD improvement at major skeletal sites and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient’s blood is above normal. We expect to report top-line 18-month fracture data from this study at the end of the fourth quarter of 2014. Following completion of this Phase 3 clinical trial, if the result from this study are favorable, we intend to submit for regulatory approval in the United States and Europe in mid-2015. With standard review time and a favorable regulatory outcome, we expect to begin commercial sales in 2016.

On May 9, 2014, we submitted a breakthrough therapy designation request to the FDA for Abaloparatide-SC for the treatment of postmenopausal osteoporosis. Abaloparatide-SC was selected for clinical development on the basis of its demonstrated marked effects on increasing bone mass in non-clinical models. The recently completed analyses of two abaloparatide Phase 2 clinical trials have confirmed these non-clinical results, demonstrating potentially important clinical benefits relative to current anabolic therapies, including faster and greater increases in hip (non-vertebral) and spine (vertebral) BMD. We believe these results could support a breakthrough therapy designation.  In July 2014, the FDA responded to our request and indicated that abaloparatide would be considered for a breakthrough therapy designation if the results of our Phase 3 clinical trial demonstrate that patients dosed with abaloparatide show substantial improvement in clinical benefit over existing therapies.

RAD1901

RAD1901 is a SERD that we believe crosses the blood-brain barrier and that we are evaluating for the treatment of metastatic breast cancer, including BCBM. RAD1901 has been shown to bind with good selectivity to the estrogen receptor and to have both estrogen-like and estrogen-antagonistic effects in different tissues. In many cancers, hormones, like estrogen, stimulate tumor growth and a desired therapeutic goal is to block this estrogen-dependent growth while inducing apoptosis of the cancer cells. SERDs are an emerging class of endocrine therapies that directly induce estrogen receptor, or ER, degradation, enabling them to remove the estrogen growth signal in ER-dependent tumors without allowing ligand-independent resistance to develop. There is currently only one SERD, Faslodex (fulvestrant), approved in the United States for the treatment of hormone-receptor positive metastatic breast cancer; however, for patients with brain metastases, there are no approved targeted therapies that cross the blood-brain barrier. We believe there is a significant opportunity for RAD1901 to be the first ER-targeted therapy that crosses the blood-brain barrier to more effectively treat ER- positive BCBM and potentially reduce both intracranial and extracranial breast cancer metastases. We intend to commence a Phase 1b clinical trial in 2014 to evaluate high-dose RAD1901 for the treatment of metastatic breast cancer, including BCBM.  In March 2014, we submitted to the FDA an application for orphan drug designation of RAD1901 for the treatment of BCBM.  In June 2014, we received a request from the FDA for additional data, with respect to our orphan drug designation application.  We plan to meet with the FDA and are working to provide them with the data requested.

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

Our efforts and resources are focused primarily on developing Abaloparatide-SC, Abaloparatide-TD, RAD1901 and our other pharmaceutical product candidates, raising capital and recruiting personnel. We have no product sales to date and we will not receive any revenue from product sales unless and until we receive approval for Abaloparatide-SC from the FDA, or equivalent foreign regulatory bodies. However, developing pharmaceutical products is a lengthy and very expensive process. Accordingly, our success depends not only on the safety and efficacy of abaloparatide, but also on our ability to finance the development of these products, which will require substantial additional funding to complete development and file for marketing approval. Our ability to raise this additional financing will depend on our ability to execute on the abaloparatide development plan, manage and coordinate, on a cost-effective basis, the required components of the NDA submission for Abaloparatide-SC and scale-up Abaloparatide-SC and Abaloparatide-TD manufacturing capacity. In addition, we currently have no sales or distribution capabilities and thus our ability to market abaloparatide may depend in part on our ability to enter into and maintain collaborative relationships, which will depend on the strength of our clinical data, our access to capital and other factors.

Future Financing Needs

On June 11, 2014, we completed our initial public offering whereby we sold 6,500,000 shares of our common stock at a price of $8.00 per share. The shares began trading on the NASDAQ Global Market on June 6, 2014. In connection with the completion of the offering, all outstanding shares of our convertible preferred stock converted into 19,465,132 shares of common stock, and 2,862,654 shares of common stock were issued in satisfaction of accumulated dividends accrued on the preferred stock. In addition, all outstanding warrants to purchase shares of A-1 convertible preferred stock and warrants to purchase shares of series B-2 convertible preferred stock were converted into the right to purchase 149,452 shares of common stock and our warrant liability was reclassified to equity. On June 18, 2014 and June 25, 2014, the underwriters purchased an additional 512,744 shares in the aggregate by exercising a portion of the over-allotment option granted to them in connection with the initial public offering.  As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, we received aggregate proceeds, net of underwriting discounts, commissions and offering costs, of approximately $50.2 million.

We expect to finance the future development costs of Abaloparatide-SC, Abaloparatide-TD and RAD1901 with our existing cash and cash equivalents and marketable securities, future offerings of our equity, the incurrence of debt, or through other strategic financing opportunities. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, progress on securing third-party collaborators, as well as ongoing assessments of such product candidate’s commercial potential and our ability to fund this product development.

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

None of the research and development expenses in relation to our product candidates are currently borne by third parties. Our lead product candidate is abaloparatide and it represents the largest portion of our research and development expenses for our product candidates. We began tracking program expenses for Abaloparatide-SC in 2005, and program expenses from inception to June 30, 2014 were approximately $160.6 million. We began tracking program expenses for Abaloparatide-TD in 2007, and program expenses from inception to June 30, 2014 were approximately $30.1 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to June 30, 2014 were approximately $15.9 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to June 30, 2014 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

We estimate that future development costs for Abaloparatide-SC may exceed $54.0 million, including $19.0 million for clinical costs, $23.0 million for license and milestone payments and NDA submission fees, $11.0 million for manufacturing costs and $1.0 million for preclinical costs. For Abaloparatide-TD, we estimate that future development costs may exceed $45.0 million, including $35.0 million for clinical costs, $8.0 million for manufacturing costs, and $2.0 million for preclinical costs and NDA submission fees.

Our current strategy is to initiate a Phase 1b clinical study of RAD1901 for the treatment of metastatic breast cancer, including BCBM in late 2014. However, due to its early stage of development, we are not yet able to determine the possible marketing approval timeline or future development costs at this time. Our current strategy is to collaborate with third parties for the further development and commercialization of RAD140 and RAD1901 for the treatment of vasomotor symptoms. Therefore, we do not expect that we will incur substantial future costs for these programs because we expect these costs will be borne by third parties. Therefore, it is not possible to project the future development costs or possible marketing approval timeline at this time.

The following table sets forth our research and development expenses related to Abaloparatide-SC, Abaloparatide-TD, RAD1901 and RAD140 for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Abaloparatide-SC	$8,540	11,902	$16,647	23,938
Abaloparatide-TD	284	3,501	469	7,924
RAD1901	375	—	375	—
RAD140	—	—	—	—

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

Interest expense reflects interest due under our loan and security agreement, entered into on May 23, 2011 with General Electric Capital Corporation, or GECC, as agent and lender, and Oxford Finance, as a lender, or the Original Credit Facility, and our loan and security agreement entered into on May 30, 2014 with Solar Capital Ltd., or Solar, as agent and lender, and Oxford Finance as, as lender, or the New Credit Facility. Under the Original Credit Facility, we drew $12.5 million under an initial and second term loan during the year ended December 31, 2011 and an additional $12.5 million under a third term loan during the year ended December 31, 2012.  Under the New Credit Facility, we drew $21.0 million under an initial term loan on May 30, 2014.

On May 30, 2014, we used approximately $9.3 million of the New Credit Facility to repay all the amounts owed under the Original Credit Facility.

Other (Expense) Income

For the three and six months ended June 30, 2014 and 2013, other (expense) income reflects changes in the fair value of our warrant liability and the series A-6 convertible preferred stock liability and stock asset from the date of the initial accrual to the reporting date as discussed in note 7 to our condensed financial statements for the three and six months ended June 30, 2014.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the three and six months ended June 30, 2014. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three Months Ended June 30, 2014 and June 30, 2013 (in thousands, except percentages)

	Three Months Ended
	June 30,		Change
	2014	2013	$	%

Operating expenses:
Research and development	$10,618	$16,240	$(5,622)	-35%
General and administrative	3,070	1,444	1,626	113%
Loss from operations	(13,688)	(17,684)	(3,996)	-23%
Other (expense) income:
Other income (expense), net	1,727	(1,184)	(2,911)	-246%
Loss on retirement of note payable	(203)	—	203	100%
Interest (expense) income, net	(445)	(644)	(199)	-31%
Net Loss	$(12,609)	$(19,512)	$(6,903)	-35%

Research and development expenses—For the three months ended June 30, 2014, research and development expense was $10.6 million compared to $16.2 million for the three months ended June 30, 2013, a decrease of $5.6 million, or 35%. This decrease is primarily a result of a decrease in the total professional contract service costs associated with the development of Abaloparatide-SC and Abaloparatide-TD.  During the three months ended June 30, 2014, we incurred professional contract service costs associated with the development of Abaloparatide-SC, Abaloparatide-TD and RAD1901 of $8.5 million, $0.3 million and $0.4 million, respectively, compared to $11.9 million, $3.5 million and zero, respectively, for the three months ended June 30, 2013. The decrease in contract service costs associated with the development of Abaloparatide-SC is primarily a result of fewer patients enrolled in the Phase 3 clinical trial as of June 30, 2014, as compared to the three months ended June 30, 2013.  The decrease in contract service costs associated with the development of Abaloparatide-TD is a result of the completion of the Phase 2 clinical trial (which began dosing patients in September 2012) in September 2013. We expect that costs associated with the development of Abaloparatide-SC will continue to decrease over the course of the clinical trial as patients complete treatment.  We expect that the costs associated with the development of Abaloparatide-TD will increase as we begin to advance an optimized Abaloparatide-TD product in additional clinical studies, followed by a Phase 3 bridging study.  In addition, there will be variability from quarter to quarter in the costs for Abaloparatide-SC, driven primarily by the euro/dollar exchange rate, which is more fully described below under “Research and Development Agreements.”

General and administrative expenses— For the three months ended June 30, 2014, general and administrative expense was $3.1 million compared to $1.4 million for the three months ended June 30, 2013, an increase of $1.6 million, or 113%. This increase was primarily the result of an increase in compensation costs, including an increase of approximately $0.9 million in non-cash stock-based compensation expense due to the issuance of new option awards during the period, as well as the acceleration of vesting for a portion of our Chief Executive Officer’s outstanding option awards, in accordance with his employment agreement, upon completion of our initial public offering.  This increase can also be attributed to higher legal fees and consulting support costs of approximately $0.3 million during the three months ended June 30, 2014.

Other income (expense), net—For the three months ended June 30, 2014, other income, net of other expense, was $1.7 million, as compared to other expense, net of other income during the three months ended June 30, 2013 of $1.2 million.  Other income, net of other expense, primarily reflects changes in the fair value of the stock asset, stock liability, other liability and warrant liability as discussed in notes 7 and 9 to our financial statements included in our condensed financial statements for the three and six months ended June 30, 2014. The $1.7 million of other income, net of expense, for the three months ended June 30, 2014 was primarily due to a decrease in the fair value of our warrant liability as a result of an overall decrease in the fair value of the underlying common stock from March 31, 2014 to June 6, 2014. Following our initial public offering on June 6, 2014, our warrant liability was reclassified to equity. The $1.2 million of other expense, net of other income, as of June 30, 2013 was primarily due to an increase in the fair value of our stock liability and other liability as a result of an increase in the fair value of the underlying convertible preferred stock from March 31, 2013 to June 30, 2013.

Loss on retirement of note payable—For the three months ended June 30, 2014, loss on retirement of note payable was $0.2 million.  This loss was a result of the prepayment of our Original Credit Facility on May 30, 2014.

Interest (expense) income—For the three months ended June 30, 2014, interest expense, net of interest income, was $0.4 million compared to $0.6 million for the three months ended June 30, 2013, a decrease of $0.2 million, or 31%. This decrease was primarily a result of lower average debt outstanding during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and June 30, 2013 (in thousands, except percentages)

	Six Months Ended
	June 30,		Change
	2014	2013	$	%

Operating expenses:
Research and development	$20,335	$33,527	$(13,192)	-39%
General and administrative	5,209	3,022	2,187	72%
Loss from operations	(25,544)	(36,549)	(11,005)	-30%
Other (expense) income:
Other (expense) income, net	(506)	10,072	10,578	105%
Loss on retirement of note payable	(203)	—	203	100%
Interest (expense) income, net	(844)	(1,340)	(496)	-37%
Net Loss	$(27,097)	$(27,817)	$(720)	-3%

Research and development expenses— For the six months ended June 30, 2014, research and development expense was $20.3 million compared to $33.5 million for the six months ended June 30, 2013, a decrease of $13.2 million, or 39%. This decrease is primarily a result of a decrease in the total professional contract service costs associated with the development of Abaloparatide-SC and Abaloparatide-TD.  During the six months ended June 30, 2014, we incurred professional contract service costs associated with the development of Abaloparatide-SC and Abaloparatide-TD of $16.6 million and $0.5 million, respectively, compared to $23.9 million and $7.9 million, respectively, for the six months ended June 30, 2013. The decrease in contract service costs associated with the development of Abaloparatide-SC is primarily a result of fewer patients enrolled in the Phase 3 clinical trial as of June 30, 2014, as compared to the six months ended June 30, 2013.  The decrease in contract service costs associated with the development of Abaloparatide-TD is a result of the completion of the Phase 2 clinical trial (which began dosing patients in September 2012) in September 2013. We expect that costs associated with the development of Abaloparatide-SC will continue to decrease over the course of the clinical trial as patients complete treatment.  We expect that the costs associated with the development of Abaloparatide-TD will increase as we begin to advance an optimized Abaloparatide-TD product in additional clinical studies, followed by a Phase 3 bridging study.  In addition, there will be variability from quarter to quarter in the costs for Abaloparatide-SC, driven primarily by the euro/dollar exchange rate, which is more fully described below under “Research and Development Agreements.”

General and administrative expenses— For the six months ended June 30, 2014, general and administrative expense was $5.2 million compared to $3.0 million for the six months ended June 30, 2013, an increase of $2.2 million, or 72%. This increase was primarily due to an increase in compensation costs, including an increase of $1.0 million in non-cash stock-based compensation expense as a result of the issuance of new option awards during the period, as well as the acceleration of vesting for a portion of our Chief Executive Officer’s outstanding option awards, in accordance with his employment agreement, upon completion of our initial public offering.

This increase can also be attributed to higher legal fees and consulting support costs of approximately $0.7 million during the six months ended June 30, 2014.

Other (expense) income, net— For the six months ended June 30, 2014, other expense, net of other income, was $0.5 million, as compared to other income, net of expense during the six months ended June 30, 2013 of $10.1 million.  Other expense, net of other income, primarily reflects changes in the fair value of the stock asset, stock liability, other liability and warrant liability as discussed in notes 7 and 9 to our financial statements included in our condensed quarterly financial statements for the three and six months ended June 30, 2014. The $0.5 million of other expense, net of income, for the six months ended June 30, 2014 was primarily due to an increase in the fair value of our warrant liability as a result of an overall increase in the fair value of the underlying common stock from December 31, 2013 to June 6, 2014. Following our initial public offering on June 6, 2014, our warrant liability was reclassified to equity.  The $10.1 million of other income, net of other expense, as of June 30, 2013 was primarily due to a decrease in the fair value of our stock liability and other liability as a result of a decrease in the fair value of the underlying convertible preferred stock from December 31, 2012 to June 30, 2013.

Loss on retirement of note payable—For the six months ended June 30, 2014, loss on retirement of note payable was $0.2 million.  This loss was a result of the prepayment of our Original Credit Facility on May 30, 2014.

Interest (expense) income— For the six months ended June 30, 2014, interest expense, net of interest income, was $0.8 million compared to $1.3 million for the six months ended June 30, 2013, a decrease of $0.5 million, or 37%. This decrease was primarily a result of lower average debt outstanding during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Liquidity and Capital Resources

From inception to June 30, 2014, we have incurred an accumulated deficit of $308.9 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. We have financed our operations since inception primarily through the private sale of preferred stock as well as the receipt of $5.0 million in fees associated with an option agreement. On June 11, 2014, we completed our initial public offering.  As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, we received aggregate proceeds, net of underwriting discounts, commissions and offering costs, of approximately $50.2 million. We have also borrowed $25.0 million under our Original Credit Facility in three term loans and $21.0 million under our New Credit Facility as of June 30, 2014. Our total cash, cash equivalents and marketable securities balance as of June 30, 2014 was $79.0 million.  We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the third quarter of 2015. Accordingly, we plan to pursue financing opportunities to address our future capital needs, including the completion of an additional public offering and other strategic financing alternatives that could include, but are not limited to, partnering or other collaboration agreements. However, there is no guarantee that any of these financing opportunities will be available to us on favorable terms, and some could be dilutive to existing stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		Change
	2014	2013	$	%

Net cash (used in) provided by:
Operating activities	$(19,271)	$(19,704)	$(433)	-2%
Investing activities	(30,678)	(13,070)	(17,608)	135%
Financing activities	86,017	38,945	47,072	121%
Net increase (decrease) in cash and cash equivalents	$36,068	$6,171

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2014 was $19.3 million, which was primarily the result of a net loss of $27.1 million, partially offset by $5.3 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $2.6 million. The $27.1 million net loss was primarily due to expenses incurred in connection with our ongoing Phase 3 Clinical Trial of Abaloparatide-SC.  The $5.3 million net non-cash adjustments to reconcile net loss to net cash used in operations included a $0.5 million increase in the fair value of our warrant liability and stock liability as a result of an increase in the fair value of the underlying convertible preferred stock and common stock from December 31, 2013 to June 30, 2014, $2.7 million of research and development expenses settled in stock and stock-based compensation expense of $1.8 million.

Net cash used in operating activities during the six months ended June 30, 2013 was $19.7 million, which was primarily the result of a net loss of $27.8 million and $1.8 million net non-cash adjustments to reconcile net loss to net cash used in operations, partially offset by changes in working capital of $9.9 million. The $27.8 million net loss is primarily due to expenses incurred in connection with our ongoing Phase 3 clinical study of Abaloparatide-SC and our Phase 2 clinical study of Abaloparatide-TD, which commenced during the third quarter of 2012.  The $1.8 million net non-cash adjustments to reconcile net loss to net cash used in operations included a $10.1 million reduction in the fair value of our other current assets, warrant liability, stock liability and other liability as a result of a decline in the fair value of the underlying convertible preferred stock from December 31, 2012 to June 30, 2013, partially offset by $7.3 million of research and development expenses settled in stock and stock-based compensation expense of $0.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2014 was $30.7 million, which was primarily the result of $30.6 million of purchases of marketable securities.  Net cash used during the six months ended June 30, 2013 was $13.1 million, which was primarily the result of $17.1 million of purchases of marketable securities, partially offset by $4.0 million of net proceeds received from the sale or maturity of marketable securities.

Our investing cash flows will be impacted by the timing of purchases and sales of marketable securities. All of our marketable securities have contractual maturities of less than one year. Due to the short-term nature of our marketable securities, we would not expect our operational results or cash flows to be significantly affected by a change in market interest rates.

On January 7, 2014, we entered into a letter agreement with Vetter Pharma International GMBH, or Vetter that authorized Vetter to begin purchasing and installing dedicated equipment that will be utilized in the formulation and filling of Abaloparatide-SC.  In accordance with the letter agreement, the total capital expenditures are not to exceed €0.6 ($0.9 million) without our prior written consent.  We expect that all equipment will be purchased and installed in 2014 and funded by our existing cash and cash equivalents.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2014 was $86.0 million, as compared to $38.9 million net cash provided by financing activities during the six months ended June 30, 2013.

Net cash provided by financing activities during the six months ended June 30, 2014 consisted of $51.3 million of net proceeds from our initial public offering, $27.4 million of net proceeds from the issuance of our series B-2 convertible preferred stock in February and March of 2014, and $20.6 million of net proceeds from our New Credit Facility, partially offset by payments under our Original Credit Facility of $13.2 million.

Net cash provided by financing activities for the six months ended June 30, 2013 consisted of $42.9 million of net proceeds from the issuance of our Series B convertible preferred stock in April and May of 2013, partially offset by payments under our Original Credit Facility of $3.9 million.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing and potential collaboration agreements. Through June 30, 2014, almost all of our financing has been through our initial public offering, private placements of preferred stock and borrowings under our Original Credit Facility and New Credit Facility. We plan to seek to raise additional capital immediately in order to continue operating our business beyond the third quarter of 2015. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Financings

Initial Public Offering-On June 11, 2014, we completed our initial public offering whereby we sold 6,500,000 shares of common stock at a price of $8.00 per share. The shares began trading on the NASDAQ Global Market on June 6, 2014. In connection with the completion of the offering, all outstanding shares of our convertible preferred stock converted into 19,465,132 shares of common stock, and 2,862,654 shares of common stock were issued in satisfaction of accumulated dividends accrued on the preferred stock. In addition, all outstanding warrants to purchase shares of A-1 convertible preferred stock and warrants to purchase shares of series B-2 convertible preferred stock were converted into the right to purchase 149,452 shares of common stock and our warrant liability was reclassified to equity. On June 18, 2014 and June 25, 2014, the underwriters purchased an additional 512,744 shares by exercising a portion of the over-allotment option granted to them in connection with the initial public offering.  As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, we received aggregate proceeds, net of underwriting discounts, commissions and offering costs, of approximately $50.2 million.

Series B-2 Financing-On February 14, 2014, we entered into a Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, or Purchase Agreement, pursuant to which we were able to raise up to approximately $40.2 million through the issuance of (1) up to 655,000 series B-2 Shares convertible preferred stock, or Series B-2, par value $.0001 per share, and (2) warrants to acquire up to 718,201 shares of our common stock, at an exercise price of $14.004 per share.

Shares of our Series B-2 were convertible, in whole or in part, at the option of the holder at any time into shares of common stock, on an approximately 4.386-for-one basis at an initial effective conversion price of $14.004 per share. Shares of our Series B-2 were automatically convertible into shares of our common stock upon the closing of an initial public offering on or prior to June 30, 2014 at a conversion rate determined by dividing the initial purchase price of $61.42 per share by the lower of (1) $14.004 per share and (2) the initial public offering price, or upon listing of the common stock on a national securities exchange after June 30, 2014 at the then applicable conversion rate. Holders of shares of Series B-2 were entitled to receive dividends at a rate of 8% per annum, compounding annually, which accrue on a daily basis commencing on the date of issuance of the shares of Series B-2. Dividends were payable, as accrued, upon liquidation, event of sale, and conversion to common stock, including upon mandatory conversion of the Series B-2 upon the closing of our initial public offering on or prior to June 30, 2014 or upon listing of the common stock on a national securities exchange after June 30, 2014. The holders of shares of Series B-2 were also entitled to dividends declared or paid on any shares of common stock.

Shares of Series B-2 ranked senior in payment to any other dividends payable on any and all series of preferred stock and upon liquidation, or an event of sale, each share of Series B-2 ranked equally with each other share of Series B-2 and Series B, senior to all shares of Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6 and senior to all shares of common stock. In the event of a liquidation, dissolution, or winding-up of the Company, the holders of the Series B-2 were entitled to be paid first out of the assets available for distribution, before any payment was made to the Series A-1, Series A-2, Series A-3, Series A-4, Series A-5 and Series A-6. Payment to the holders of Series B-2 was to consist of one and a half (1.5) times the original issuance price of $61.42, plus all accrued but unpaid dividends.

On February 14, 2014, February 19, 2014, February 24, 2014, March 14, 2014 and March 28, 2014, we consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate proceeds to us of approximately $27.5 million, we issued an aggregate of 448,060 Series B-2 Shares and warrants to purchase up to a total of 491,293 shares of our common stock.

Each share of Series B-2 had the right to that number of votes per share as is equal to the number shares of common stock into which such share of Series B-2 was then convertible.

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

Upon completion of our initial public offering, all shares of Series B-2 were converted into shares of our common stock at a conversion rate of 7.678, which is equal to the initial purchase price, divided by the initial public offering price of $8.00 per share.

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

In December 2011, we entered into an amendment to the Work Statement NB-1 or the First Amendment. Pursuant to the original terms of the Work Statement NB-1, the study was to be conducted in 10 countries at a specified number of sites within each country. The terms of the First Amendment (1) provided for two additional countries (the United States and India) in which the trial would be conducted, (2) specified a certain number of sites within each such additional country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect the addition of such countries and sites within the study’s parameters. Payments to be made by us to Nordic under the First Amendment are denominated in both euros and U.S. dollars and total up to €717,700 ($982,531) and $289,663, respectively, for the 15 additional study sites in India contemplated by the First Amendment and up to €1.2 million ($1.6 million) and $143,369, respectively, for the five additional study sites in the United States contemplated by the First Amendment.

In June 2012, we entered into a second amendment to the Work Statement NB-1, or the Second Amendment. Pursuant to the original terms of the Work Statement NB-1, as amended by the First Amendment, the study was to be conducted in 12 countries at a specified number of sites within each country. The terms of the Second Amendment (1) increased the overall number of sites by adding sites in Europe, Brazil and Argentina and removing other sites, (2) specified a certain number of sites within each country for the conduct of the study, and (3) amended various terms and provisions of the Work Statement NB-1 to reflect additional services to be provided at existing sites and the addition of the new study sites within the study’s parameters. The Second Amendment also provided that cash payments to Nordic under the Clinical Trial Services Agreement as well as the payment of shares of stock under the related Stock Issuance Agreement will each be reduced by an amount of €11,941 ($16,347) per subject for any subjects enrolled in India or the United States. Such reductions are applied in pro rata monthly installments. Payments to be made by us to Nordic under the Second Amendment in connection with the additional services provided at existing sites and the conduct of the study at the new study sites are denominated in both euros and U.S. dollars and total of up to €3.7 million ($5.1 million) and $205,540, respectively.

In March 2014, we entered into a fourth amendment to the Work Statement NB-1, or the Fourth Amendment.  Pursuant to the terms of the Fourth Amendment, we agreed to pay to Nordic an additional performance incentive payment, or a Performance Incentive Payment, of $500,000 for every 50 patients that, subsequent to March 28, 2014, complete all end-of-study procedures, up to a maximum aggregate amount of additional payments equal to $5.0 million. Any Performance Incentive Payment would have been paid in cash in the event that the initial public offering of our common stock was completed prior to May 31, 2014. If an initial public offering was not completed prior to May 31, 2014, any Performance Incentive Payments would have been paid through the issuance to Nordic of shares of our capital stock under the same model for equity-based compensation contemplated by our existing outstanding work statements under the Clinical Trial Services Agreement. On May 19, 2014, we entered into a fifth amendment to Work Statement NB-1, which amended the date prior to which an initial public offering must be completed to June 30, 2014. As we completed an initial public offering of our common stock on June 11, 2014, all Performance Incentive Payments will be paid in cash.

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

The Work Statement NB-1, as amended on December 9, 2011, June 18, 2012, March 28, 2014 and May 19, 2014, provides for a total of up to approximately €41.2 million ($56.3 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Trial, plus Performance Incentive Payments of up to $5.0 million. These payments may be adjusted based upon actual sites opened, work performed or number of patients enrolled.

Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase the equivalent of €371,864 of series A-5 convertible preferred stock at $8.142 per share, and 64,430 shares of series A-5 convertible preferred stock were sold to Nordic on May 17, 2011 for proceeds of $525,154. These shares were exchanged in a merger of the former operating company with a subsidiary of ours in May 2011 (see note 1 to our condensed quarterly financial statements for the six months ended June 30, 2014) for an aggregate of 6,443 shares of our series A-5 convertible preferred stock.

The Stock Issuance Agreement provided that Nordic was entitled to receive quarterly stock dividends, payable in shares of series A-6 convertible preferred stock or shares of common stock if our preferred stock had been converted in accordance with our amended certificate of incorporation, having an aggregate value, under the Work Statement NB-1, of up to €36.8 million ($50.4 million), or the Nordic Accruing Dividend. In the event Nordic sold the shares of series A-5 convertible preferred stock or in the event the shares of series A-5 convertible preferred stock were converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend will terminate, but a right to receive an equivalent number of shares of series A-6 convertible preferred stock or common stock, as applicable, would remain with Nordic as a contractual right under the Stock Issuance Agreement.

On March 28, 2014, we entered into Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011, or the Second Stock Issuance Agreement Amendment, with Nordic.  The Second Stock Issuance Agreement Amendment required that our Board of Directors declare, as soon as reasonably practical, a stock dividend of twenty nine (29) shares of our Series A-6 for each share of our then outstanding Series A-5, all of which were held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance

Agreement in relation to Work Statement NB-1 and Work Statement NB-3. In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued.  Accordingly, our Board of Directors declared and issued a dividend to Nordic of all 186,847 shares on March 31, 2014.  The Second Stock Issuance Agreement Amendment further provided that in the event an initial public offering of our common stock occurred prior to May 31, 2014, any payments owed by us to Nordic in relation to Work Statement NB-1 and Work Statement NB-3, excluding Performance Incentive Payments, for all periods of time after 2014 would change from the right to receive stock to the right to receive a total cash payment from us of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015.  On May 19, 2014, we entered into Amendment No. 3 to the Stock Issuance Agreement, which amended the date prior to which an initial public offering must occur to June 30, 2014.  The Second Stock Issuance Agreement Amendment also stipulated that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an initial public offering shall be payable in cash. As the Company completed an initial public offering on June 11, 2014, Nordic no longer has the right to receive stock from the Company and agreed to be paid in cash for all periods after the consummation of the initial public offering.

Prior to the issuance of shares of stock to Nordic in satisfaction of the Nordic Accruing Dividend, the liability to issue shares of stock was being accounted for as a liability on our balance sheet, based upon the fair value of the Series A-6 as determined using PWERM. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares were recorded as a gain or loss in other (expense) income in the statement of operations.

We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-1, First Amendment and Second Amendment ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Trial, or a twenty-month period. We recognize research and development expense for the amounts due to Nordic under the Fourth Amendment on a per patient basis when the End-of-Study visit and all other required procedures are completed.  We recorded $2.4 million and $8.8 million of research and development expense during the three months ended June 30, 2014 and 2013, respectively, and $6.9 million and $17.9 million for the six months ended June 30, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Trial.

As of June 30, 2014, we had a liability of $11.4 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

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

In March 2014, we entered into an amendment to the Work Statement NB-3, or the NB-3 Amendment.  The NB-3 Amendment was effective as of February 28, 2014 and provides that Nordic will perform a Period 2 extension study, or the Second Extension, to evaluate an additional eighteen months of standard-of-care osteoporosis management following the Period 1 extension of six months upon completion of the Phase 3 clinical study of our Abaloparatide-SC product.  Payments in cash to be made by us to Nordic under the NB-3 Amendment are denominated in both euros and U.S. dollars and total up to approximately €3.0 million ($4.1 million) and $527,740, respectively.  In addition, we agreed to issue to Nordic shares of our Series A-6 having a value of up to the sum of approximately €3.0 million ($4.1 million) and $527,740 as additional payment for the services to be provided under the NB-3 Amendment, with the issuance of such shares to be made pursuant to the terms of an Amendment No. 2, entered into by us with Nordic on March 28, 2014, to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011.

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

The Stock Issuance Agreement provided that, beginning with the quarter ended March 31, 2013, Nordic is entitled to receive quarterly stock dividends in connection with services performed under the Work Statement NB-3, payable in shares of series A-6 convertible preferred stock, or shares of common stock if our preferred stock automatically converted into common stock in accordance with our amended certificate of incorporation, having an aggregate value of up to €7.5 million ($10.3 million) and $0.8 million. In the event Nordic sold the shares of series A-5 convertible preferred stock or in the event the shares of series A-5 convertible preferred stock were converted into common stock in accordance with our amended certificate of incorporation, this right to receive the Nordic Accruing Dividend would terminate, but a right to receive an equivalent number of shares of series A-6 convertible preferred stock or common stock, as applicable, would remain with Nordic as a contractual right under the Stock Issuance Agreement.

On March 28, 2014, we entered into Amendment No. 2 to the Amended and Restated Stock Issuance Agreement entered into by the parties as of May 16, 2011, or the Second Stock Issuance Agreement Amendment, with Nordic.  The Second Stock Issuance

Agreement Amendment required that our Board of Directors declare, as soon as reasonably practical, a stock dividend of twenty nine (29) shares of our Series A-6 for each share of our then outstanding Series A-5, all of which were held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in relation to Work Statement NB-1 and Work Statement NB-3. In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued.  Accordingly, our Board of Directors declared and issued a dividend to Nordic of all 186,847 shares on March 31, 2014.  The Second Stock Issuance Agreement Amendment further provided that in the event an initial public offering of our common stock occurred prior to May 31, 2014, any payments owed by us to Nordic in relation to Work Statement NB-1 and Work Statement NB-3, excluding Performance Incentive Payments, for all periods of time after 2014 would change from the right to receive stock to the right to receive a total cash payment from us of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015.  On May 19, 2014, we entered into Amendment No. 3 to the Stock Issuance Agreement, which amended the date prior to which an initial public offering must occur to June 30, 2014.  The Second Stock Issuance Agreement Amendment also stipulated that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an initial public offering shall be payable in cash. As the Company completed an initial public offering on June 11, 2014, Nordic no longer has the right to receive stock from the Company and agreed to be paid in cash for all periods after the consummation of the initial public offering.

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

We recognize research and development expense for the amounts due to Nordic under the Work Statement NB-3 and Amendment ratably over the estimated per patient treatment periods beginning upon enrollment or over a nine-month and nineteen-month period, respectively. We recorded $2.9 million and $0.8 million of research and development expense during the three months ended June 30, 2014 and 2013, respectively, and $5.4 million and $1.3 million during the six months ended June 30, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Extension Study and Second Extension.

As of June 30, 2014, we had a liability of $2.7 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

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

In February 2013, we executed the final Work Statement NB-2 under the Clinical Trial Services Agreement and the related Stock Issuance Agreement. Pursuant to the Work Statement NB-2, Nordic agreed to provide clinical trial services relating to the Phase 2 Clinical Trial and to be compensated for such services in a combination of cash and shares of stock. Payments in cash to be made by us to Nordic under Work Statement NB-2 were denominated in both euros and U.S. dollars and totaled up to €3.6 million ($4.9 million) and $0.3 million, respectively. In addition, we agreed to issue to Nordic shares of our series A-6 preferred stock having a value of up to $2.9 million, as additional payment for services to be provided under the Work Statement NB-2 and the Clinical Trial Services Agreement.

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

We recognized research and development expense for the amounts due to Nordic under the Work Statement NB-2 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 2 Clinical Trial, or a nine-month period. We recorded no expense and $1.7 million of research and development expense during the three months ended June 30, 2014 and 2013, respectively, and nil and $3.4 million during the six months ended June 30, 2014 and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Phase 2 Clinical Trial. As of June 30, 2014, all obligations due to Nordic under Work Statement NB-2 had been paid.

We are also responsible for certain pass-through costs in connection with the Phase 3 Clinical Trial, Extension Study and Phase 2 Clinical Trial. Pass-through costs are expensed as incurred or upon delivery. We recognized research and development expense of $0.2 million and $0.9 million for pass through costs during three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $2.0 million during the six months ended June 30, 2014 and 2013 respectively.

License Agreement Obligations

Abaloparatide

In September 2005, we exclusively licensed the worldwide rights (except Japan) to abaloparatide and analogs from an affiliate of Ipsen Pharma SAS, or Ipsen, including US Patent No. 5,969,095, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims abaloparatide and US Patent No. 6,544,949, (effective filing date March 29, 1996, statutory term expires March 29, 2016) entitled “Analogs of Parathyroid Hormone” that claims methods of treating osteoporosis using abaloparatide and pharmaceutical compositions comprising abaloparatide, and the corresponding foreign patents and continuing patent applications. In addition, we have rights to joint intellectual property related to abaloparatide, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770, (effective filing date October 3, 2007, statutory term extended to March 26, 2028 with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO), US Patent No. 8,148,333 (effective filing date October 3, 2007, statutory term extended to November 8, 2027 with 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide that cover the method of treating osteoporosis using the Phase 3 Clinical Trial dosage strength and form. In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($13.7 million to $49.3 million). Should Abaloparatide become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country by country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The date of the last to expire of the abaloparatide patents, barring any extension thereof, is expected to be March 26, 2028. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Prior to executing the license agreement for abaloparatide with Radius, Ipsen licensed the Japanese rights for abaloparatide to Teijin Limited, or Teijin, a Japanese pharmaceutical company.  It is our understanding that Teijin has fully enrolled a Phase 2 study of abaloparatide which is expected to report results in mid-2015.

RAD1901

In June 2006, we exclusively licensed the worldwide rights (except Japan) to RAD1901 from Eisai Co. Ltd., or Eisai. In particular, we have licensed US Patent No. 7,612,114 (effective filing date December 25, 2003, statutory term extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO) and US Patent No. 8,399,520 (effective filing date December 25, 2003, statutory term expires December 25, 2023). In consideration for the rights to RAD1901 and in recognition of certain milestones having been met to date, we have paid to Eisai an aggregate amount of $1.5 million. The range of milestone payments that could be paid under the agreement is $1.0 million to $20.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. Should RAD1901 become commercialized, we will be obligated to pay to Eisai a royalty in a variable mid-single digit range based on net sales of the product on a country by country basis for a period that expires on the later of (1) date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated. The latest valid claim is expected to expire, barring any extension thereof, on August 18, 2026. The royalty rate shall then be subject to reduction and the royalty obligation will expire at such time as sales of lawful generic version of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound. We were also granted the right to sublicense with prior written approval from Eisai, but subject to a right of first negotiation held by Eisai if we seek to grant sublicenses limited to particular Asian countries. If we sublicense RAD1901 to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee and royalties in a variable mid-

single digit range based on net sales of the sublicensee. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

We are also exposed to market risk related to changes in interest rates. As of June 30, 2014 and December 31, 2013, we had cash, cash equivalents and marketable securities of $79.0 million and $12.3 million, respectively, consisting of money market funds, domestic corporate debt securities, domestic corporate commercial paper, and cash equivalents. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our short-investments until maturity, and therefore we would not expect our operating results or cash flows to be affected by any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. As of June 30, 2014 and December 31, 2013, we do not have any hard to value investment securities or securities for which a market is not readily available or active.

On May 30, 2014, we entered into a Loan and Security Agreement with Solar Capital Ltd., as collateral agent and a lender, and Oxford Finance LLC, as a lender, pursuant to which Solar and Oxford agreed to make available to us $30.0 million in the aggregate subject to certain conditions to funding. An initial term loan was made on May 30, 2014 in an aggregate principal amount equal to $21.0 million, or the Initial Term Loan. The Initial Term Loan bears interest per annum at 9.85% plus one-month LIBOR (customarily defined) and matures on June 1, 2018.  Changes in interest rates can cause interest charges to fluctuate under our Loan and Security Agreement. As of June 30, 2014, principal payable under the Initial Term Loan was $21.0 million.  A 10% increase in current interest rates would have resulted in less than $20.0 thousand in additional cash interest expense for the three months ended June 30, 2014.

We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are Abaloparatide-SC, Abaloparatide-TD, RAD1901 and RAD140, and none of these product candidates is approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from cash on hand, borrowings, licensing fees and grants and, potentially, future offerings of our securities. We believe that our existing resources will be sufficient to fund our planned operations into the third quarter of 2015.  We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. If we fail to obtain additional capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

We are not currently profitable and may never become profitable.

We have a history of net losses and expect to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. We had net losses of $27.1 million for the six months ended June 30, 2014 and $60.7 million and $69.1 million for the years ended December 31, 2013 and 2012, respectively. As of June 30, 2014, we had an accumulated deficit of $308.9 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

In May 2014, we entered into our new $30.0 million credit facility with Solar Capital Ltd., as collateral agent and lender, and Oxford Finance LLC, as lender. We drew $21.0 million under our new credit facility on May 30, 2014, and used approximately $9.3 million to repay our existing credit facility. Pursuant to an amendment to the credit facility, we drew an additional $4.0 million on July 10, 2014. Our new credit facility contains a number of covenants that impose significant operating and financial restrictions on us, including covenants that limit our ability to:

•                  dispose of our business or certain assets;

•                  change our business, management, ownership or business locations;

•                  incur additional debt or liens;

•                  make certain investments or declare dividends;

•                  acquire or merge with another entity;

•                  enter into licensing agreements;

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our revenues, if any, may fluctuate from quarter to quarter and our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events as well as the various risk factors listed in this “Risk Factors” section could adversely affect our financial results and cause our stock price to fall.

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

The results of clinical trials may not support our product candidate claims.

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

In addition, third parties could conduct clinical trials using the product candidates we license.  We would have no control over how these trials are conducted and the results could potentially contradict the results we have obtained, or will obtain from the clinical trials we conduct.

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

In consideration of Nordic’s management of our Phase 3 clinical trial and subsequent extension studies, we have agreed to make various cash payments to Nordic denominated in both euros and U.S. dollars over the course of the Phase 3 study equal to a total of up to approximately €48.6 million ($66.6 million) and a total of up to approximately $4.4 million plus up to an additional $5.0 million in aggregate performance incentive payments, payable in cash or stock depending on the timing of the closing of an underwritten offering of shares of our common stock. We also agreed to sell shares of capital stock to Nordic that were exchanged in the Merger for 6,443 shares of our series A-5 convertible preferred stock for proceeds of approximately $0.5 million. These shares of our series A-5 convertible preferred stock automatically converted into 28,258 shares of our common stock upon the listing of our common stock on the NASDAQ Global Market. Pursuant to the terms of our agreements with Nordic, we were required to issue to Nordic shares of stock with an aggregate value of up to approximately €44.3 million ($60.6 million) and $0.8 million in consideration of Nordic’s management of the Phase 3 clinical trial. These shares of stock accrued at a quarterly rate based on the progress of the Phase 3 clinical trial and were issuable at a price per share equal to the greater of (1) the fair market value of our common stock as of the applicable accrual date or (2) $81.42 and rounding down the resulting quotient to the nearest whole number. On each of December 31, 2013 and March 31, 2014, our Board of Directors declared a stock dividend to pay all shares of stock that had accrued as of such dates and that are anticipated to accrue through December 31, 2014, representing an aggregate of 682,958 shares of our Series A-6 convertible preferred stock that automatically converted into 2,995,453 shares of our common stock upon the listing of our common stock on the NASDAQ Global Market.  Following the completion of our initial public offering of shares of our common stock on June 11, 2014, or our IPO, all compensation remaining payable to Nordic in consideration of their management of our Phase 3 clinical trial became payable in cash.

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

Because of the potential decrease in the value of the common stock issued to Nordic upon a negative outcome of the Phase 3 study, Nordic, CCBR and the clinical trial investigators may be viewed as having a financial interest in the outcome of the study. We have obtained written acknowledgments from the clinical trial investigators certifying that they have no financial interest in the outcome of the Phase 3 clinical trial. However, if the FDA, the European Medicines Agency, or EMA, or any other similar regulatory or governmental authority determines that Nordic, CCBR or the clinical trial investigators have a financial interest that affected the reliability of the data from the Phase 3 clinical trial, we could be subject to additional regulatory scrutiny and the utility of the Phase 3 clinical trial for purposes of our planned regulatory submissions could be compromised, which could have a material adverse effect on our business and the value of our common stock.

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

We depend on a number of single source contract manufacturers to supply key components of abaloparatide. For example, we depend on Lonza Group Ltd., or Lonza, which produces supplies of bulk drug product of abaloparatide to support the Abaloparatide-SC and Abaloparatide-TD clinical studies and potential commercial launch. We also depend on Beaufort Ipsen Industrie SAS, its subcontractor Vetter Pharma Fertigung GmbH & Co, or Vetter, and Ypsomed AG, or Ypsomed, for the production of finished supplies of Abaloparatide-SC and we depend on 3M for the production of Abaloparatide-TD. Because of our dependence on Vetter for the “fill and finish” part of the manufacturing process for Abaloparatide-SC, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of abaloparatide to meet the needs of our clinical studies or be able to scale to commercial production of abaloparatide. Because the manufacturing process for Abaloparatide-TD requires the use of 3M’s proprietary technology, 3M is our sole source for finished clinical trial supplies of Abaloparatide-TD. To date, we have not entered into a commercial supply agreement with 3M. If we were not able to negotiate commercial supply terms with 3M, as we depend on 3M for production of Abaloparatide-TD, we would be unable to commercialize this product. Or, if we are forced to accept unfavorable terms for our future relationship with 3M, our business and financial condition would be materially harmed.

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

Patents covering abaloparatide as a composition of matter have been issued in the United States (US Patent No. 5,969,095), Europe and several additional countries. Because the abaloparatide composition of matter patent was filed in 1996, it is expected to have a normal expiration in approximately 2016 in the United States (this date does not include the possibility of Hatch-Waxman patent term extension, which could extend the expiration in the United States into the first quarter of 2021 if an application for extension is made and the maximum extension is granted by the United States Patent and Trademark Office, USPTO, and additional countries where it has issued.

We and Ipsen are also co-assignees to US Patent No. 7,803,770 that we believe provides exclusivity until 2028 in the United States (absent any Hatch-Waxman patent term extensions) for the method of treating osteoporosis with the intended therapeutic dose for Abaloparatide-SC.

We and Ipsen Pharma SAS, or Ipsen, are also co-assignees to US Patent No. 8,148,333 that we believe provides exclusivity until 2027 in the United States (absent any Hatch-Waxman patent term extensions) for the intended therapeutic formulation for Abaloparatide-SC.

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

Since patents are technical legal documents that are frequently subject to intense litigation pressure, there is risk that even if one or more patents related to our products does issue and is asserted that the patent(s) will be found invalid, unenforceable and/or not infringed when subject to said litigation. Finally, the intellectual property laws and practices can vary considerably from one country to another and also can change with time. As a result, we could encounter challenges or difficulties in building, maintaining and defending our intellectual property both in the United States and abroad.

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

Risks Relating to Our Securities

Our stock price may be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•                  results of clinical trials of our product candidates or those of our competitors;

•                  our operating performance and the operating performance of similar companies;

•                  the success of competitive products;

•                  the overall performance of the equity markets;

•                  the number of shares of our common stock publicly owned and available for trading;

•                  threatened or actual litigation;

•                  changes in laws or regulations relating to our products, including changes in the structure of healthcare payment systems;

•                  any major change in our board of directors or management;

•                  publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•                  large volumes of sales of our shares of common stock by existing stockholders;

•                  general political, economic and market conditions; and

•                  the other factors described in this “Risk factors” section.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies whose shares trade in the stock market. These fluctuations may be even more pronounced in the trading market for our stock shortly following this offering. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our credit facility preclude us from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company listed on the NASDAQ Global Market, we will incur significant legal, accounting and other expenses that we did not incur as a private company and prior to the listing of our common stock on the NASDAQ Global Market. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, and in the future will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm at such time as we no longer qualify as a smaller reporting company. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage additional outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

Our directors, executive officers and holders of more than five percent of our common stock, together with their affiliates, will beneficially own a significant portion of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•                  delaying, deferring or preventing a change in corporate control;

•                  impeding a merger, consolidation, takeover or other business combination involving us; or

•                  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares of our common stock by stockholders could depress the price of our common stock.

As of June 30, 2014, we had 29,726,194 shares of common stock outstanding. Of these shares, only the shares sold in our initial public offering are freely tradable. The holders of substantially all of our shares of common stock have signed lock-up agreements under which they have agreed not to sell, transfer or dispose of, directly or indirectly, any shares of our common stock or any securities into or exercisable or exchangeable for shares of our common stock without the prior written consent of Jefferies and Cowen and Company for a period of 180 days, subject to a possible extension under certain circumstances, after June 5, 2014. After the expiration of the lock-up period, these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. To the extent that any of these stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the contractual lock-ups and other legal restrictions on resale discussed in this prospectus lapse, the trading price of our common stock could decline significantly.

In addition, the 4,250,501 shares of our common stock reserved for issuance under our equity incentive plans, which includes 2,879,424 shares of common stock issuable upon the exercise of options outstanding as of June 30, 2014, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

If securities or industry analysts cease to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Anti-takeover provisions contained in our restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•                  a staggered board of directors;

•                  authorizing the board to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•                  authorizing the board to amend our bylaws and to fill board vacancies until the next annual meeting of the stockholders;

•                  prohibiting stockholder action by written consent;

•                  limiting the liability of, and providing indemnification to, our directors and officers;

•                  eliminating the ability of our stockholders to call special meetings; and

•                  requiring advance notification of stockholder nominations and proposals.

Section 203 of the Delaware General Corporation Law, or DGCL, prohibits, subject to some exceptions, “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder.

These and other provisions in our restated certificate of incorporation and our amended and restated bylaws under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Sale of Registered Securities

On June 5, 2014, the Securities and Exchange Commission, or SEC, declared effective our Registration Statement on Form S-1 (File No. 333-194150), as amended, or Registration Statement, filed in connection with the initial public offering of our common stock. Pursuant to the Registration Statement, we registered the offer and sale of 7,475,000 shares of common stock with an aggregate offering price of approximately $59.8 million. On June 11, 2014, we issued and sold 6,500,000 shares of our common stock at a price to the public of $8.00 per share. Jefferies, LLC and Cowen and Company, LLC acted as joint book-running managers for the offering, Canaccord Genuity Inc. acted as co-lead manager and Cantor Fitzgerald and Co. acted as co-manager. On June 13, 2014, the underwriters exercised in part their option to purchase additional shares pursuant to the underwriting agreement. On June 18, 2014, we closed the underwriters’ over-allotment option, and we sold 445,183 shares at a price to the public of $8.00 per share. As a result of the initial exercise of the over-allotment option, we received net proceeds of approximately $3.3 million in the aggregate, which is comprised of gross proceeds of approximately $3.6 million, offset by underwriting discounts and commissions of approximately $0.3 million.  On June 20, 2014, the underwriters again exercised in part their over-allotment option. On June 25, 2014, we closed the underwriters’ second exercise of the over-allotment option, and we sold 67,561 shares at a price to the public of $8.00 per share. As a result of the second exercise of the over-allotment option, we received net proceeds of approximately $0.5 million in the aggregate, which is comprised of gross proceeds of approximately $0.5 million, offset by underwriting discounts and commissions of approximately $0.04 million.  No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The initial public offering terminated before the sale of all the securities registered pursuant to the Registration Statement when the underwriters’ over-allotment option expired on July 5, 2014.

The net proceeds of approximately $50.2 million from our initial public offering have been invested in accordance with the Company’s investment policy. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated June 5, 2014, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.

Item 3.                            Defaults Upon Senior Securities

None.

Item 4.                            Mine Safety Disclosures

None.

Item 5.                            Other Information

None.

Item 6.                        Exhibits.

The following is an index of the exhibits included in this report:

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	Restated Certificate of Incorporation, as amended and restated as of June 11, 2014	8-K	001-35726	3.1	6/13/14
3.2	Amended and Restated By-Laws of Radius Health Inc.	8-K	001-35726	3.2	6/13/14
10.1	Fifth Amended and Restated Stockholders’ Agreement, dated April 24, 2014, by and among Radius Health, Inc. and the stockholders party thereto	8-K	001-35726	10.1	4/30/14
10.2	Indenture of Lease, dated May 14, 2014, by and between Radius Health, Inc. and BP Bay Colony LLC	8-K	001-35726	10.1	5/20/14
10.3	Clinical Trial Services Agreement Amendment No. 5 to Work Statement NB-1, dated May 19, 2014, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S	8-K	001-35726	10.2	5/20/14
10.4	Amendment No. 3 to Amended and Restated Stock Issuance Agreement, dated May 19, 2014, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S	8-K	001-37526	10.3	5/20/14
10.5	Loan and Security Agreement, dated May 30, 2014, by and among Radius Health, Inc., Solar Capital Ltd. and Oxford Finance LLC	8-K	001-37526	10.1	6/2/14
10.6	Warrant to Purchase Stock, dated May 30, 2014, issued by Radius Health, Inc. to Oxford Finance LLC	8-K	001-37526	10.2	6/2/14
10.7	Warrant to Purchase Stock, dated May 30, 2014, issued by Radius Health, Inc. to Oxford Finance LLC	8-K	001-37526	10.3	6/2/14
10.8	Warrant to Purchase Stock, dated May 30, 2014, issued by Radius Health, Inc. to Solar Capital Ltd.	8-K	001-37526	10.4	6/2/14
10.9	Employment Letter Agreement, dated April 1, 2014, by and between Radius Health, Inc. and Mark W. Durand	S-1/A	333-194150	10.150	4/21/14
10.10	Radius Health, Inc. 2011 Equity Incentive Plan, as amended	S-1/A	333-194150	10.84	4/21/14
10.11	Warrant to Purchase Stock, dated as of July 10, 2014, between Radius Health, Inc. and Solar Capital Ltd.	8-K	001-35726	10.1	7/11/14
10.12	Warrant to Purchase Stock, dated as of July 10, 2014, between Radius Health, Inc. and Oxford Finance LLC.	8-K	001-35726	10.2	7/11/14
10.13	First Amendment to Loan and Security Agreement, by and among Radius Health, Inc., Solar Capital Ltd., and Oxford Finance LLC, dated as of July 10, 2014	8-K	001-35726	10.3	7/11/14
10.14	Clinical Trial Services Agreement Amendment No. 6 to Work Statement NB-1, dated July 22, 2014, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development VII A/S					*
10.15	Clinical Trial Services Agreement Amendment No. 7 to Work Statement NB-1, dated July 22, 2014, by and between Radius Health, Inc. and Nordic Bioscience Clinical Development A/S					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ Robert E. Ward
Robert E. Ward
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2014

RADIUS HEALTH, INC.

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 12, 2014