Form 10-Q
period 2015-06-30
Radius Health, Inc.
filed 2015-08-06
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Number of shares of the registrant’s Common Stock, $.0001 par value per share, outstanding as of July 31, 2015: 42,786,322 shares

RADIUS HEALTH, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2015

ON FORM 10-Q

CURRENCY AND CONVERSIONS

In this report, references to “dollar” or “$” are to the legal currency of the United States, and references to “euro” or “€” are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of June 30, 2015, which was €1.00 = $1.1154. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

Trademarks appearing in this report are the property of their respective holders.

Item 1. Financial Statements

Radius Health, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,370	$28,518
Marketable securities	179,643	76,758
Prepaid expenses and other current assets	3,063	2,057
Total current assets	227,076	107,333
Property and equipment, net	951	842
Other assets	251	242
Total assets	$228,278	$108,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,291	$2,292
Accrued expenses and other current liabilities	12,361	18,267
Current portion of note payable, net of discount	4,906	—
Total current liabilities	20,558	20,559

Note payable, net of current portion and discount	19,624	24,394
Total liabilities	$40,182	$44,953
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized; 37,936,611 shares and 32,924,535 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	$4	$3
Additional paid-in-capital	572,342	407,720
Accumulated other comprehensive income (loss)	10	(21)
Accumulated deficit	(384,260)	(344,238)
Total stockholders’ equity	188,096	63,464
Total liabilities and stockholders’ equity	$228,278	$108,417

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

OPERATING EXPENSES:
Research and development	$16,278	$10,618	$27,837	$20,335
General and administrative	6,000	3,070	10,756	5,209
Loss from operations	(22,278)	(13,688)	(38,593)	(25,544)
OTHER (EXPENSE) INCOME:
Other (expense) income, net	(78)	1,727	(128)	(506)
Loss on retirement of note payable	—	(203)	—	(203)
Interest income	185	5	290	7
Interest expense	(794)	(450)	(1,591)	(851)
NET LOSS	$(22,965)	$(12,609)	$(40,022)	$(27,097)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (loss) gain from marketable securities	(31)	1	31	1
COMPREHENSIVE LOSS	$(22,996)	$(12,608)	$(39,991)	$(27,096)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 10):	$(22,965)	$(16,640)	$(40,022)	$(36,097)
LOSS PER SHARE:
Basic	$(0.61)	$(2.22)	$(1.08)	$(9.11)
Diluted	$(0.61)	$(2.22)	$(1.08)	$(9.11)

WEIGHTED AVERAGE SHARES:
Basic	37,895,651	7,500,148	37,089,642	3,962,559
Diluted	37,895,651	7,500,148	37,089,642	3,962,559

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statement of Stockholders’ Equity

(Unaudited, in thousands except share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2014	32,924,535	$3	$407,720	$(21)	$(344,238)	$63,464
Net loss					(40,022)	(40,022)
Unrealized gain from available-for-sale securities				31		31
Exercise of warrants	363,438					—
Exercise of options	48,638		359			359
Stock-based compensation expense			5,850			5,850
Issuance of common stock, net	4,600,000	1	158,413			158,414
Balance at June 30, 2015	37,936,611	$4	$572,342	$10	$(384,260)	$188,096

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(40,022)	$(27,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78	33
Amortization of premium (accretion of discount) on marketable securities, net	682	—
Stock-based compensation expense	5,850	1,815
Research and development expense settled in stock	—	2,717
Change in fair value of other current assets, warrant liability and other liability	—	505
Non-cash interest	156	127
Loss on retirement of note payable	—	57
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,006)	(1,420)
Other long-term assets	(30)	(150)
Accounts payable	999	888
Accrued expenses and other current liabilities	(5,906)	3,254
Net cash used in operating activities	(39,199)	(19,271)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(186)	(29)
Purchases of marketable securities	(179,338)	(30,649)
Sales and maturities of marketable securities	75,802	—
Net cash used in investing activities	(103,722)	(30,678)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from note payable, net	—	20,568
Payments on note payable	—	(13,156)
Proceeds from the issuance of common stock, net	158,414	51,332
Deferred financing costs	—	(95)
Proceeds from the issuance of preferred stock, net	—	27,368
Proceeds from exercise of stock options	359	—
Net cash provided by financing activities	158,773	86,017
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,852	36,068
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28,518	12,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,370	$48,371
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,253	$555
NON-CASH FINANCING ACTIVITIES:
Accretion of dividends on preferred stock	$—	$9,000
Fair value of Series A-6 convertible preferred stock issued as settlement of liability	$—	$10,109
Fair value of warrants issued	$—	$1,511
Initial public offering closing costs included in accrued expenses and other current liabilities	$—	$1,182
Reclassification of preferred stock to common stock	$—	$298,063

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Radius Health, Inc. (the “Company”) is a science-driven biopharmaceutical company focused on developing new therapeutics for patients with osteoporosis as well as other serious endocrine-mediated diseases, including hormone responsive breast cancer. The Company’s lead product candidate is the investigational drug abaloparatide, a bone anabolic for potential use in the reduction of fracture risk in postmenopausal women with severe osteoporosis. The Company is developing two formulations of abaloparatide: abaloparatide-SC, an injectable subcutaneous formulation of abaloparatide, and abaloparatide-TD, a line extension of abaloparatide-SC in the form of a convenient, short-wear-time transdermal patch.

The Company’s current clinical product portfolio also includes the investigational drug RAD1901, a selective estrogen receptor down regulator/degrader, or SERD, and the investigational drug RAD140, a nonsteroidal selective androgen receptor modulator, or SARM. The Company is developing RAD1901 at higher doses for potential use in the treatment of metastatic breast cancer and other estrogen receptor mediated applications.  The Company is currently enrolling a Phase 1, multicenter, open-label, two-part, dose-escalation study of RAD1901 in postmenopausal women with advanced estrogen receptor positive and HER2-negative breast cancer. Low-dose RAD1901 has shown potential to be effective for the treatment of vasomotor symptoms such as hot flashes in a successful Phase 2 proof of concept study. RAD140 resulted from an internal drug discovery program focused on the androgen receptor pathway which is highly expressed in many breast cancers. Due to its receptor and tissue selectivity, potent oral activity and long duration half-life, RAD140 could have clinical potential in the treatment of breast cancer or possibly other conditions where androgen modulation may offer potential therapeutic benefit.

The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approval to market its investigational product candidates, market acceptance of the Company’s investigational product candidates following receipt of regulatory approval, competition for its investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of June 30, 2015, the Company had an accumulated deficit of $384.3 million, and total cash, cash equivalents and short-term marketable securities of $224.0 million. On July 28, 2015, the Company completed a public offering of 4,054,054 shares of its common stock at a public offering price per share of $74.00, for aggregate proceeds, net of underwriting discounts, commissions and offering costs, of approximately $281.5 million. Also, on July 28, 2015, the underwriters purchased an additional 608,108 shares by exercising an option to purchase additional shares that was granted to them in connection with the offering. As a result of the public offering and subsequent exercise of the underwriters’ option, the Company received aggregate proceeds, net of underwriting discounts, commissions and estimated offering costs of approximately $323.8 million.

Based upon its cash, cash equivalents and marketable securities balance following the public offering of shares of its common stock in July 2015, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational products, it has sufficient capital to fund its development plans, U.S. commercial scale-up and other operational activities into 2018. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents and marketable securities, or through strategic financing opportunities, future offerings of its equity, or the incurrence of debt.  However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical and clinical trials and obtain approval of certain investigational product candidates from the U.S. Food and Drug Administration or other foreign regulatory authorities.

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

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. Subsequent events have been evaluated up to the date of issuance of these financials. For further information, refer to the financial statements and footnotes included in the Company’s audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2015.

Significant Accounting Policies—The significant accounting policies identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which require the Company to make estimates and assumptions include: research and development costs, stock-based compensation and fair value measures. There were no changes to significant accounting policies during the six months ended June 30, 2015.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30)(“ASU 2015-03”). ASU 2015-03 requires that, instead of presentation as an asset, debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments under ASU 2015-03 are effective for interim and annual fiscal periods beginning after December 15, 2015, with early adoption permitted, and should be applied on a retrospective basis. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its results of operations, financial position or cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)(“ASU 2015-05”). ASU 2015-05 updates guidance regarding accounting for cloud computing arrangements.  The amendments under ASU 2015-05 are effective for interim and annual fiscal periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU 2015-05 to have a material impact on its results of operations, financial position or cash flows.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Research costs - Nordic (1)	$3,893	$11,536
Research costs - other	4,475	3,336
Payroll and employee benefits	1,272	1,659
Professional fees	2,305	1,304
Accrued interest on notes payable	416	234
Other	—	198
Total accrued expenses and other current liabilities	$12,361	$18,267

(1)         Includes amounts accrued ratably over the estimated per patient treatment period under the Nordic Bioscience Clinical Development VII A/S (“Nordic”) Work Statement NB-3.  Amounts do not include pass-through costs which are expensed as incurred or upon delivery.  See note 8 for additional information.

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

The future principal payments under the Credit Facility, as amended, are as follows, as of June 30, 2015 (in thousands):

Years ending December 31,	Principal Payments
2015	$—
2016	10,000
2017	10,000
2018	5,000
Total	$25,000

On May 30, 2014, pursuant to the Credit Facility, the Company issued to Solar and Oxford warrants to purchase an aggregate of up to 10,258 shares of its series B-2 convertible preferred stock (“Series B-2”) at an exercise price equal to $61.42 per share. The warrants were initially classified as liabilities in the Company’s balance sheet and were re-measured at their estimated fair value through completion of the Company’s initial public offering. The changes in fair value were recorded as other (expense) income in the statement of operations. Upon the closing of the Company’s initial public offering at a price of $8.00 per share and the automatic conversion of the Series B-2 into common stock, these warrants became exercisable for up to 78,760 shares of common stock. Subsequent to the initial public offering, the Company’s warrant liability was reclassified to equity. On July 10, 2014, pursuant to the First Amendment and closing of the Modified Term B Loan, the Company issued to Solar and Oxford warrants, each to purchase up to 4,706 shares of common stock at a price per share equal to $12.75.

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

5. Marketable Securities

Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	June 30, 2015
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,012	$—	$—	$4,012
Money market funds	40,358	—	—	40,358
Total	$44,370	$—	$—	$44,370
Marketable securities:
Domestic corporate debt securities	$123,188	$5	$(48)	$123,145
Domestic corporate commercial paper	56,445	53	—	56,498
Total	$179,633	$58	$(48)	$179,643

	December 31, 2014
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,519	$—	$—	$1,519
Money market funds	23,994	—	—	23,994
Domestic corporate debt securities	3,005	—	—	3,005
Total	$28,518	$—	$—	$28,518
Marketable securities:
Domestic corporate debt securities	$69,542	$—	$(33)	$69,509
Domestic corporate commercial paper	7,237	12	—	7,249
Total	$76,779	$12	$(33)	$76,758

There were no debt securities that had been in an unrealized loss position for more than 12 months as of June 30, 2015 or December 31, 2014. There were 33 debt securities in an unrealized loss position for less than 12 months at June 30, 2015 and there were 34 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2014. The aggregate unrealized loss on these securities as of June 30, 2015 was less than $48 thousand and the fair value was $92.5 million. The Company considered the decline in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2015.

As of June 30, 2015, marketable securities consisted of investments that mature within one year.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$4,012	$—	$—	$4,012
Money market funds (1)	40,358	—	—	40,358
Total	$44,370	$—	$—	$44,370
Marketable securities:
Domestic corporate debt securities (2)	$—	$123,145	$—	$123,145
Domestic corporate commercial paper (2)	—	56,498	—	56,498
Total	$—	$179,643	$—	$179,643

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$1,519	$—	$—	$1,519
Money market funds (1)	23,994	—	—	23,994
Domestic corporate debt securities (2)	—	3,005	—	3,005
Total	$25,513	$3,005	$—	$28,518
Marketable securities:
Domestic corporate debt securities (2)	$—	$69,509	$—	$69,509
Domestic corporate commercial paper (2)	—	7,249	—	7,249
Total	$—	$76,758	$—	$76,758

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

The fair value of the Company’s note payable is determined using current applicable rates for similar instruments as of the balance sheet date. The carrying value of the Company’s note payable approximated its fair value as of June 30, 2015, as the Company’s interest rate is near current market rates. The fair value of the Company’s notes payable was determined using Level 3 inputs.

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

In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $0.25 million to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments in the range of €10.0 million to €36.0 million ($11.2 million to $40.2 million) to Ipsen upon the achievement of certain development and commercialization milestones specified in the Ipsen Agreement, and for the payment of fixed 5% royalties on net sales of any product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country of any product that includes the compound licensed from Ipsen or any analog thereof.

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

The Eisai Agreement, as amended, also grants the Company the right to grant sublicenses with prior written approval from Eisai. If the Company sublicenses the licensed technology to a third party, the Company will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees received from such sublicensee and royalties in low single digit range based on net sales of the sublicensee. The license agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of a lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.

8. Research Agreements

Abaloparatide-SC Phase 3 Clinical Trial—On March 29, 2011, the Company and Nordic entered into a Clinical Trial Services Agreement (the “Clinical Trial Services Agreement”), a Work Statement NB-1, as amended on December 9, 2011, June 18, 2012, March 28, 2014, May 19, 2014 and July 22, 2014 (the “Work Statement NB-1”) and a Stock Issuance Agreement, as amended and restated on May 16, 2011, and as further amended on February 21, 2013, March 28, 2014, and May 19, 2014 (the “Stock Issuance Agreement”). Pursuant to the Work Statement NB-1, Nordic managed the Phase 3 clinical trial of abaloparatide-SC (the “Phase 3 Clinical Trial”).

Pursuant to the Work Statement NB-1, the Company was required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Trial followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. In addition, the Company agreed to pay to Nordic an additional performance incentive (each a “Performance Incentive Payment”) of $500,000 for every 50 patients that, subsequent to March 28, 2014, completed all end-of-study procedures, up to a maximum aggregate amount of additional payments equal to $5.0 million. The Work Statement NB-1, provided for a total of up to approximately €41.2 million ($45.9 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Trial, plus Performance Incentive Payments.

The Company recognized research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Trial, or a twenty-month period. The Company recognized research and development expense for the amounts due to Nordic under the fourth amendment to the Work Statement NB-1, which was recognized on a per patient basis when the end-of-study visit and all other required procedures were completed. The Company recorded no expense and $2.4 million of research and development expense during the three months ended June 30, 2015 and 2014, respectively, and no expense and $6.9 million during the six months ended June 30, 2015 and 2014, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study. As of June 30, 2015, all obligations due to Nordic under Work Statement NB-1 had been paid.

Abaloparatide-SC Phase 3 Clinical Extension Study— On February 21, 2013, the Company entered into a Work Statement NB-3, as amended on March 4, 2014 and April 30, 2015 (the “Work Statement NB-3”). Pursuant to the Work Statement NB-3, Nordic will perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the Phase 3 Clinical Trial (the “Extension Study”), and, upon completion of this initial six months, an additional period of 18 months of standard-of-care osteoporosis management (the “Second Extension”).

In April 2015, the Company entered into an amendment to the Work Statement NB-3 (the “NB-3 Amendment”). The NB-3 Amendment was effective as of March 23, 2015 and provides that Nordic will perform additional services, including additional monitoring of patients enrolled in the Second Extension. Payments in cash to be made to Nordic under the NB-3 Amendment are denominated in euros and total up to approximately €4.1 million ($4.6 million).

Payments in cash to be made to Nordic under the Work Statement NB-3, as amended by the NB-3 Amendment, are denominated in both euros and U.S. dollars and total up to €11.6 million ($12.9 million) and $1.1 million, respectively. In addition, payments are due to Nordic in connection with the Work Statement NB-3 pursuant to the Stock Issuance Agreement, as discussed below.

The Company recognizes research and development expense for the amounts due to Nordic under the Extension Study and the Second Extension ratably over the estimated per patient treatment periods beginning upon enrollment, or over a nine-month and nineteen-month period, respectively. The Company recorded $1.2 million and $2.9 million of research and development expense during the three months ended June 30, 2015 and 2014, respectively, and $2.6 million and $5.4 million for the six months ended June 30, 2015 and 2014, respectively, for per patient costs incurred for patients that had enrolled in the Extension Study and the Second Extension.

As of June 30, 2015, the Company had a liability of $3.9 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

Stock Issuance Agreement—Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase 6,443 shares of the Company’s Series A-5 convertible preferred stock (“Series A-5”) and to receive quarterly stock dividends, payable in shares of the Company’s Series A-6 convertible preferred stock (“Series A-6”). In connection with the Work Statement NB-1, the Stock Issuance Agreement provided that Nordic was entitled to receive stock dividends, having an aggregate value of up to €36.8 million ($41.0 million) (the “NB-1 Accruing Dividend”). In connection with Work Statement NB-3, the Stock Issuance Agreement provided that, beginning with the quarter ended March 31, 2013, Nordic was entitled to receive stock dividends having an aggregate value of up to €7.5 million ($8.4 million) and $0.8 million (the “NB-3 Accruing Dividend” and together with the “NB-1 Accruing Dividend,” the “Nordic Accruing Dividend”). On March 28, 2014, the Company entered into the second amendment to the Stock Issuance Agreement (the “Second Stock Issuance Agreement Amendment”). The Second Stock Issuance Agreement Amendment required that the Company’s Board of Directors declare, as soon as reasonably practical, a stock dividend of twenty-nine shares of its Series A-6 for each share of the Company’s then-outstanding Series A-5, all of which were held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in connection with Work Statement NB-1 and Work Statement NB-3. In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued. Accordingly, the Company’s Board of Directors declared and issued a dividend to Nordic of all 186,847 shares on March 31, 2014. The Second Stock Issuance Agreement Amendment further provided that in the event an initial public offering of the Company’s common stock occurred prior to May 31, 2014, any payments owed by the Company to Nordic in relation to Work Statement NB-1 and Work Statement NB-3, excluding Performance Incentive Payments, for all periods of time after 2014, would be changed from the right to receive stock to the right to receive a total cash payment from the Company of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015. On May 19, 2014, the Company entered into the third amendment to the Stock Issuance Agreement, which amended the date prior to which an initial public offering must occur to June 30, 2014. The Second Stock Issuance Agreement Amendment also stipulated that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an initial public offering be payable in cash. As the Company completed an initial public offering on June 11, 2014, Nordic no longer has the right to receive stock from the Company and has been paid in cash for all periods after June 11, 2014.

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

9. Stock-Based Compensation

A summary of stock option activity during the six months ended June 30, 2015 is as follows (in thousands, except for per share amounts):

	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,220	$13.58
Granted	655	43.09
Exercised	(49)	7.37
Cancelled	(26)	13.54
Expired	—	—
Options outstanding at June 30, 2015	3,800	$18.74	8.37	$186,048
Options exercisable at June 30, 2015	1,547	$9.70	7.09	$89,751
Options vested or expected to vest at June 30, 2015	3,690	$18.56	8.34	$181,355

The weighted-average grant-date fair value per share of options granted during the three and six months ended June 30, 2015 was $19.14 and $22.99, respectively. As of June 30, 2015, there was approximately $27.7 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.

10. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share numbers):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(22,965)	$(12,609)	$(40,022)	$(27,097)
Accretion of Preferred Stock	—	(4,031)	—	(9,000)
Loss attributable to common stockholders - basic and diluted	$(22,965)	$(16,640)	$(40,022)	$(36,097)
Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	37,895,651	7,500,148	37,089,642	3,962,559

Loss per share - basic and diluted	$(0.61)	$(2.22)	$(1.08)	$(9.11)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and six months ended June 30, 2015 and 2014, all of the Company’s classes of preferred stock, options to purchase common stock and warrants outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Convertible preferred stock	—	7,043,931	—	7,779,266
Options to purchase common stock	3,747,303	2,621,820	3,562,712	2,373,083
Warrants	846,720	1,311,356	979,434	1,161,639

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

On January 28, 2015, the Company completed an additional public offering of 4,000,000 shares of its common stock at a price of $36.75 per share, for aggregate estimated proceeds, net of underwriting discounts, commissions and offering costs, of approximately $137.8 million. Also, on January 28, 2015, the underwriters purchased an additional 600,000 shares in the aggregate by exercising an option to purchase additional shares that was granted to them in connection with the offering. As a result of the public offering and subsequent exercise of the underwriters’ option, the Company received aggregate proceeds, net of underwriting discounts, commissions and offering costs of approximately $158.4 million.

On July 28, 2015, the Company completed an additional public offering of 4,054,054 shares of its common stock at a price of $74.00 per share, for aggregate proceeds, net of underwriting discounts, commissions and offering costs, of approximately $281.5 million. Also, on July 28, 2015, the underwriters purchased an additional 608,108 shares by exercising an option to purchase additional shares that was granted to them in connection with the offering. As a result of the public offering and subsequent exercise of the underwriters’ option, the Company received aggregate proceeds, net of underwriting discounts, commissions and estimated offering costs of approximately $323.8 million.

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

13. Subsequent Event

On August, 4, 2015, the Company paid all amounts owed under its Credit Facility.  After consideration of relevant fees required under the Credit Facility, the total payment amounted to $26.5 million.

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, our ability to attract and retain customers, our development activities and those factors we discuss in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 10, 2015 under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These important factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes set forth in this report. Unless the context otherwise requires, “we,” “our,” “us” and similar expressions used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section refer to Radius Health, Inc., a Delaware corporation.

Executive Overview

We are a science-driven biopharmaceutical company focused on developing new therapeutics for patients with osteoporosis as well as other serious endocrine-mediated diseases, including hormone responsive metastatic breast cancer. Our lead product candidate is the investigational drug abaloparatide, a bone anabolic for potential use in the reduction of fracture risk in postmenopausal women with severe osteoporosis. We are developing two formulations of abaloparatide: abaloparatide-SC, an injectable subcutaneous formulation of abaloparatide, and abaloparatide-TD, a line extension of abaloparatide-SC in the form of a convenient, short-wear-time, transdermal patch.

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

Abaloparatide

Abaloparatide is a novel synthetic peptide that interacts with the human parathyroid receptor 1, that we are developing as a bone anabolic treatment for potential use in the reduction of fracture risk in postmenopausal women with severe osteoporosis.  We also believe that, subject to further research and development, abaloparatide may have potential applications across a variety of skeletal or bone related diseases or medical conditions. We are developing two formulations of abaloparatide:

•                  Abaloparatide-SC - In December 2014, we announced the 18-month top-line data from our Phase 3 ACTIVE clinical trial of abaloparatide-SC. The study was designed to evaluate whether abaloparatide-SC is superior to placebo for prevention of vertebral fracture. The study was also designed to evaluate whether abaloparatide-SC is superior to open-label teriparatide for greater bone mineral density, or BMD, improvement at major skeletal sites, including the spine, femoral neck, total hip and wrist, and for a lower occurrence of hypercalcemia, a condition in which the calcium level in a patient’s blood is above normal. The top-line results of the 18-month ACTIVE clinical trial showed that abaloparatide-SC met the primary endpoint with a statistically significant 86% reduction in new vertebral fractures versus placebo, and teriparatide met the same endpoint with a statistically significant 80% reduction. On the secondary endpoints, as compared to placebo, abaloparatide achieved a statistically significant fracture-rate reduction of 43% in the non-vertebral fracture subset of patients; a statistically significant reduction of 45% in the clinical fracture group; and a significant difference in the time to first incident of non-vertebral fracture in both the non-vertebral fracture and the clinical fracture subset of patients in this trial.

In June 2015, we announced new data from our ACTIVE trial, as well as the top-line data from the first six months of ACTIVExtend, the 24-month extension trial of the Phase 3 ACTIVE trial in which patients from the abaloparatide-SC and placebo groups of the ACTIVE trial received an approved alendronate therapy for osteoporosis management. The results from the first six months of the ACTIVExtend study showed that the group previously treated with abaloparatide had no new vertebral fractures during the first six months of receiving alendronate. From the start of the ACTIVE study, this group showed a statistically significant 87% reduction in new vertebral fractures, a 52% reduction in non-vertebral fractures, a 48% reduction in clinical fractures, and a 58% reduction in major osteoporotic fractures over the 25-month period, as compared to placebo. This group also achieved a 12.8% increase in BMD at the lumbar spine, a 5.5% increase in BMD at total hip, and a 4.5% increase in BMD at the femoral neck. In addition, 20.4% of patients achieved a 6% increase or greater in BMD at all three sites.

A recent exploratory analysis of the ACTIVE trial showed that, for major osteoporotic fractures, there was a statistically significant 67% reduction in major osteoporotic fractures for the abaloparatide treatment group versus placebo, and a statistically significant 53% reduction in major osteoporotic fractures for the abaloparatide treatment group as compared to teriparatide over the 18-month period.

We plan to submit a new drug application, or NDA, in the United States, and a marketing authorization application in Europe, by the end of 2015. Subject to a regulatory review and favorable regulatory outcome, we anticipate our first commercial sales of abaloparatide-SC will take place in 2016. We believe that, subject to further research and development, abaloparatide may have potential applications across a variety of skeletal or bone related diseases or medical conditions. We hold worldwide commercialization rights to abaloparatide-SC, other than in Japan.

On July 21, 2015, we reported that the U.S. Food and Drug Administration, or FDA, denied our request for breakthrough therapy designation for abaloparatide-SC.

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

In June 2014, we commenced a Phase 1 maximum tolerated dose, or MTD, study of RAD1901 in healthy volunteers. The study is designed to evaluate the tolerability, safety and pharmacokinetics of RAD1901, and also to use 18F-estradiol positron emission tomography, or FES-PET, imaging to provide a pharmacodynamic assessment of estrogen receptor turnover following administration of RAD1901. In total, 52 subjects were treated with doses between 200 mg and 1000 mg for up to 7 days. Preliminary data suggested that all doses were generally well tolerated. A subset of subjects received baseline and FES-PET after 7 days to evaluate ER signal attenuation, and we expect to report the final results of this study in the third quarter of 2015.

In December 2014, we commenced a Phase 1, multicenter, open-label, two-part, dose-escalation study of RAD1901 in postmenopausal women with advanced estrogen receptor positive and HER2-negative breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of RAD1901. We continue to enroll and dose patients in this study and expect to report further progress in the second half of 2015. We also expect to commence Phase 1 clinical development in the European Union of RAD1901 in metastatic breast cancer patients in 2015.

On July 15, 2015, we announced that early but promising preclinical data show that our investigational drug RAD1901, in combination with Pfizer’s palbociclib, a CDK4/6 inhibitor, or Novartis’ everolimus, an mTOR inhibitor, was effective in shrinking tumors. In patient-derived xenograft (PDx) breast cancer models with either wild type or mutant ESR1, treatment with RAD1901 resulted in marked tumor growth inhibition, and the combination of RAD1901 with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone.

We are also developing RAD1901 at lower doses as a selective estrogen-receptor modulator, or SERM.  At lower doses, RAD1901 has shown potential to be effective for the treatment of postmenopausal vasomotor symptoms such as hot flashes in a successful Phase 2 proof of concept study. We intend to commence a Phase 2b clinical study of RAD1901 for the potential treatment of postmenopausal vasomotor symptoms in the second half of 2015.

Financial Overview

Research and Development Expenses

Research and development expenses consist primarily of clinical testing costs made to contract research organizations, or CROs, salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development costs as they are incurred.

None of the research and development expenses in relation to our product candidates are currently borne by third parties. Our lead product candidate is the investigational drug abaloparatide, and it represents the largest portion of our research and development expenses for our product candidates. We began tracking program expenses for abaloparatide-SC in 2005, and program expenses from inception to June 30, 2015 were approximately $186.4 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to June 30, 2015 were approximately $31.8 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to June 30, 2015 were approximately $21.2 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to June 30, 2015 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Abaloparatide-SC	$5,342	$8,540	$10,476	$16,647
Abaloparatide-TD	222	284	702	469
RAD1901	2,641	375	3,441	375
RAD140	—	—	—	—

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

Interest expense for the three and six months ended June 30, 2015 reflects interest due under our loan and security agreement, entered into on May 30, 2014 and amended on July 10, 2014, February 13, 2015 and April 8, 2015, or the New Credit Facility, with Solar Capital Ltd., or Solar, as agent and lender, and Oxford Finance LLC, or Oxford, as lender. Under the New Credit Facility, we drew $21.0 million under an initial term loan on May 30, 2014 and $4.0 million under a second term loan on July 10, 2014. Interest expense for the three and six months ended June 30, 2014 reflects interest due under the New Credit Facility and our loan and security agreement, entered into on May 23, 2011 with General Electric Capital Corporation, or GECC, as agent and lender, and Oxford, as a lender, or the Original Credit Facility. Under the Original Credit Facility, we drew $12.5 million under an initial and second term loan during the year ended December 31, 2011 and an additional $12.5 million under a third term loan during the year ended December 31, 2012.  On May 30, 2014, we used approximately $9.3 million of the New Credit Facility to repay all the amounts owed under the Original Credit Facility.

On August, 4, 2015, we paid all amounts owed under its Credit Facility.  After consideration of relevant fees required under the Credit Facility, the total payment amounted to $26.5 million.

Other (Expense) Income

For the three and six months ended June 30, 2014, other (expense) income reflects changes in the fair value of our warrant liability and the series A-6 convertible preferred stock liability and stock asset from the date of the initial accrual to the reporting date.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the three and six months ended June 30, 2015. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three Months Ended June 30, 2015 and June 30, 2014 (in thousands, except percentages)

	Three Months Ended June 30,		Change
	2015	2014	$	%
Operating expenses:
Research and development	$16,278	$10,618	$5,660	53%
General and administrative	6,000	3,070	2,930	95%
Loss from operations	(22,278)	(13,688)	8,590	63%
Other (expense) income:
Other (expense) income, net	(78)	1,727	1,805	105%
Loss on retirement of note payable	—	(203)	(203)	(100)%
Interest (expense) income, net	(609)	(445)	164	37%
Net Loss	$(22,965)	$(12,609)	$10,356	82%

Research and development expenses—For the three months ended June 30, 2015, research and development expense was $16.3 million compared to $10.6 million for the three months ended June 30, 2014, an increase of $5.7 million, or 53%. This increase is primarily a result of an increase in compensation expense, including non-cash stock-based compensation expense, due to an increase in our research and development headcount and an increase in stock-based compensation expense for non-employees due to the significant increase in our stock price. This increase was also driven by higher consulting costs incurred to support our planned NDA submission for our investigational product candidate abaloparatide-SC during the three months ended June 30, 2015, and an increase in contract service costs associated with the development of our investigational product candidate RAD1901 as a result of the initiation of various preclinical and manufacturing activities in late 2014. These amounts were partially offset by a decrease in the total professional contract service costs associated with the development of abaloparatide-SC resulting from the completion of the Phase 3 18-month fracture study in October 2014. We expect that costs associated with the development of abaloparatide-SC will continue to decrease over the course of the ACTIVExtend clinical trial as patients complete treatment.

We expect that the costs associated with the development of abaloparatide-TD will increase as we begin to advance an optimized abaloparatide-TD product in additional clinical studies. We expect that the costs associated with the development of RAD1901 will increase as we begin to advance RAD1901 through various preclinical and clinical studies, including a Phase 1 study in metastatic breast cancer, which commenced in late 2014, and a Phase 2b study in postmenopausal vasomotor symptoms, which is expected to commence in the second half of 2015.

General and administrative expenses— For the three months ended June 30, 2015, general and administrative expense was $6.0 million compared to $3.1 million for the three months ended June 30, 2014, an increase of $2.9 million, or 95%. This increase was primarily the result of an increase of approximately $1.7 million in professional support costs and legal fees during the three months ended June 30, 2015, including the costs associated with growing our headcount and preparing for potential commercialization of abaloparatide-SC, subject to a favorable regulatory review. This increase can also be attributed to higher compensation costs, including non-cash stock-based compensation expense, due to an overall increase in employee headcount.

Other (expense) income, net—For the three months ended June 30, 2015, there was other expense, net of other income, of $78 thousand as compared to other income, net of other expense, during the three months ended June 30, 2014 of $1.7 million. The $1.7 million of other income, net of expense, as of June 30, 2014 was primarily due to a decrease in the fair value of our stock liability and other liability as a result of a decreasein the fair value of the underlying convertible preferred stock from March 31, 2014 to June 30, 2014.

Loss on retirement of note payable—For the three months ended June 30, 2015, there was no loss on retirement of note payable recorded, as compared to a loss of $0.2 million for the three months ended June 30, 2014. This loss was a result of the prepayment of our Original Credit Facility on May 30, 2014.

Interest (expense) income, net—For the three months ended June 30, 2015, interest expense, net of interest income, was $0.6 million compared to $0.4 million for the three months ended June 30, 2014, an increase of $0.2 million, or 37%. This increase was primarily a result of higher average debt outstanding during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Six Months Ended June 30, 2015 and June 30, 2014 (in thousands, except percentages)

	Six Months Ended
	June 30,		Change
	2015	2014	$	%

Operating expenses:
Research and development	$27,837	$20,335	$7,502	37%
General and administrative	10,756	5,209	5,547	106%
Loss from operations	(38,593)	(25,544)	13,049	51%
Other (expense) income:
Other (expense) income, net	(128)	(506)	(378)	(75)%
Loss on retirement of note payable	—	(203)	(203)	(100)%
Interest (expense) income, net	(1,301)	(844)	457	54%
Net Loss	$(40,022)	$(27,097)	$12,925	48%

Research and development expenses—For the six months ended June 30, 2015, research and development expense was $27.8 million compared to $20.3 million for the six months ended June 30, 2014, an increase of $7.5 million, or 37%. This increase is primarily a result of an increase in compensation expense, including non-cash stock-based compensation expense, due to an increase in our research and development headcount and an increase in stock-based compensation expense for non-employee due to the significant increase in our stock price. This increase was also driven by higher consulting costs incurred to support our planned NDA submission for our investigational product candidate abaloparatide-SC during the six months ended June 30, 2015, and an increase in contract service costs associated with the development of our investigational product candidate RAD1901 as a result of the initiation of various preclinical and manufacturing activities in late 2014. These amounts were partially offset by a decrease in the total professional contract service costs associated with the development of abaloparatide-SC resulting from the completion of the Phase 3 18-month fracture study in October 2014. We expect that costs associated with the development of abaloparatide-SC will continue to decrease over the course of the ACTIVExtend clinical trial as patients complete treatment.

We expect that the costs associated with the development of abaloparatide-TD will increase as we begin to advance an optimized abaloparatide-TD product in additional clinical studies. We expect that the costs associated with the development of RAD1901 will increase as we begin to advance RAD1901 through various preclinical and clinical studies, including a Phase 1 study in metastatic breast cancer, which commenced in late 2014, and a Phase 2b study in vasomotor symptoms, which is expected to commence in the second half of 2015.

General and administrative expenses— For the six months ended June 30, 2015, general and administrative expense was $10.8 million compared to $5.2 million for the six months ended June 30, 2014, an increase of $5.5 million, or 106%. This increase was primarily the result of an increase of approximately $3.3 million in professional support costs and legal fees during the six months ended June 30, 2015, including the costs associated with growing our headcount and preparing for potential commercialization of abaloparatide-SC, subject to a favorable regulatory review. This increase can also be attributed to higher compensation costs, including non-cash stock-based compensation expense, due to an overall increase in employee headcount.

Other (expense) income, net—For the six months ended June 30, 2015, there was other expense, net of other income, of $0.1 million as compared to other expense, net of other income during the six months ended June 30, 2014 of $0.5 million. The $0.5 million of other expense, net of income, as of June 30, 2014 was primarily due to an increase in the fair value of our stock liability and other liability as a result of an increase in the fair value of the underlying convertible preferred stock from December 31, 2013 to June 30, 2014.

Loss on retirement of note payable—For the six months ended June 30, 2015, there was no loss on retirement of note payable recorded, as compared to a loss of $0.2 million for the six months ended June 30, 2014. This loss was a result of the prepayment of our Original Credit Facility on May 30, 2014.

Interest (expense) income, net—For the six months ended June 30, 2015, interest expense, net of interest income, was $1.3 million compared to $0.8 million for the six months ended June 30, 2014, an increase of $0.5 million, or 54%. This increase was primarily a result of higher average debt outstanding during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Liquidity and Capital Resources

From inception to June 30, 2015, we have incurred an accumulated deficit of $384.3 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash, cash equivalents and marketable securities balance as of June 30, 2015 was $224.0 million.  We have financed our operations since inception primarily through the public offerings of our common stock, private sales of preferred stock, borrowings under our credit facilities and the receipt of $5.0 million in fees associated with an option agreement.

Based upon our cash, cash equivalents and marketable securities balance following the public offering of shares of our common stock in July 2015, we believe that, prior to the consideration of revenue from the potential future sales of any of our investigational products, we have sufficient capital to fund our development plans, U.S. commercial scale-up and other operational activities into 2018. We expect to finance the future development costs of abaloparatide-SC, abaloparatide-TD, RAD1901, and RAD140 with our existing cash and cash equivalents and marketable securities, or through strategic financing opportunities that could include, but are not limited to, partnering or other collaboration agreements, or the completion of additional public offerings of securities. However, there is no guarantee that any of these financing opportunities will be available to us on favorable terms, and some could be dilutive to existing stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development and commercialization activities, the results of our clinical trials, and the review and potential approval of our products by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any investigational product candidates from the FDA and other foreign regulatory authorities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		Change
	2015	2014	$	%

Net cash (used in) provided by:
Operating activities	$(39,199)	$(19,271)	$19,928	103%
Investing activities	(103,722)	(30,678)	73,044	238%
Financing activities	158,773	86,017	72,756	85%
Net increase in cash and cash equivalents	$15,852	$36,068

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2015 was $39.2 million, which was primarily the result of a net loss of $40.0 million and net changes in working capital of $5.9 million, partially offset by $6.8 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $40.0 million net loss was primarily due to abaloparatide-SC program development expenses along with employee compensation and consulting costs incurred to support future regulatory submissions and preparation for the potential commercial launch of abaloparatide-SC. The $6.8 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $5.9 million and amortization of premiums (discounts) on marketable securities of $0.7 million.

Net cash used in operating activities for the six months ended June 30, 2014 was $19.3 million, which was primarily the result of a net loss of $27.1 million, partially offset by $5.3 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $2.6 million. The $27.1 million net loss was primarily due to expenses incurred in connection with our Phase 3 clinical trial of abaloparatide-SC. The $5.3 million net non-cash adjustments to reconcile net loss to net cash used in operations included a $0.5 million increase in the fair value of our warrant liability and stock liability as a result of an increase in the fair value of the underlying convertible preferred stock and common stock from December 31, 2013 to June 30, 2014, $2.7 million of research and development expenses settled in stock and stock-based compensation expense of $1.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2015 was $103.7 million, which was primarily the result of $179.3 million of purchases of marketable securities, partially offset by $75.8 million of net proceeds received from the sale or maturity of marketable securities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015 was $158.8 million, as compared to $86.0 million net cash provided by financing activities during the six months ended June 30, 2014. Net cash provided by financing activities during the six months ended June 30, 2015 consisted of $158.4 million of net proceeds received from an additional public offering in January of 2015.

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

On July 28, 2015, we completed a public offering of 4,054,054 shares of our common stock at a price of $74.00 per share, for aggregate proceeds, net of underwriting discounts, commissions and offering costs, of approximately $281.5 million. Also, on July 28, 2015, the underwriters purchased an additional 608,108 shares by exercising an option to purchase additional shares that was granted to them in connection with the offering. As a result of the public offering and subsequent exercise of the underwriters’ option, we received aggregate proceeds, net of underwriting discounts, commissions and estimated offering costs of approximately $323.8 million.

Future Financing Needs

We expect to finance the future development costs of our investigational product candidates abaloparatide-SC, abaloparatide-TD, RAD1901 and RAD140 with the proceeds from our July 2015 public offering of our common stock and our existing cash and cash equivalents and marketable securities as of June 30, 2015, or through strategic financing opportunities, future offerings of our equity, or the incurrence of debt. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, progress on securing third-party collaborators, as well as ongoing assessments of each product candidate’s commercial potential and our ability to fund product development.

The successful development of our investigational product candidates is subject to numerous risks and uncertainties associated with developing drugs, which could have a significant impact on the cost and timing associated with the development of our product candidates.

Abaloparatide-SC is our only product candidate in late stage development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have not submitted an NDA to the FDA or comparable applications to foreign regulatory authorities. Obtaining approval of a product candidate is an extensive, lengthy, expensive and uncertain process, and any approval of abaloparatide-SC may be delayed, limited or denied for many reasons. See “Risk Factors — Risks Related to the Discovery, Development and Commercialization of Our Product Candidates — We are heavily dependent on the success of abaloparatide-SC which is under clinical development. We cannot be certain that abaloparatide-SC will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.”

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

Pursuant to the Work Statement NB-1, we were required to make certain per patient payments denominated in both euros and U.S. dollars for each patient enrolled in the Phase 3 Clinical Trial followed by monthly payments for the duration of the study and final payments in two equal euro-denominated installments and two equal U.S. dollar-denominated installments. In addition, Nordic was entitled to a performance incentive payment, or Performance Incentive Payment, of $500,000 for every 50 patients that, subsequent to March 28, 2014, completed all end-of-study procedures, up to a maximum aggregate amount of $5.0 million. The Work Statement NB-1, provided for a total of up to approximately €41.2 million ($45.9 million) of euro-denominated payments and a total of up to approximately $3.2 million of U.S. dollar-denominated payments over the course of the Phase 3 Clinical Trial, plus Performance Incentive Payments.

We recognized research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Trial, or a twenty-month period, except for research and development expense for the amounts due under the fourth amendment to the Work Statement NB-1, which we recognized on a per patient basis when the end-of-study visit and all other required procedures were completed. We recorded no expense and $2.4 million of research and development expense during the three months ended June 30, 2015 and 2014, and no expense and $6.9 million during the six months ended June 30, 2015 and 2014, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study. As of June 30, 2015, all obligations due to Nordic under Work Statement NB-1 had been paid.

Abaloparatide-SC Phase 3 Clinical Extension Study— On February 21, 2013, we entered into the Work Statement NB-3, as amended on March 4, 2014 and April 30, 2015, or the Work Statement NB-3. Pursuant to the Work Statement NB-3, Nordic is performing an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the Phase 3 clinical trial of abaloparatide-SC, or the Extension Study, and, upon completion of this initial six months, an additional period of 18 months of standard-of-care osteoporosis management, or the Second Extension.

In April 2015, we entered into an amendment to the Work Statement NB-3, or the NB-3 Amendment. The NB-3 Amendment was effective as of March 23, 2015 and provides that Nordic will perform additional services, including monitoring of patients enrolled in the Second Extension. Payments in cash to be made to Nordic under the NB-3 Amendment are denominated in euros and total up to approximately €4.1 million ($4.6 million).

Payments in cash to be made to Nordic under the Work Statement NB-3, as amended by the NB-3 Amendment, are denominated in both euros and U.S. dollars and total up to €11.6 million ($12.9 million) and $1.1 million, respectively. In addition, payments are due to Nordic in connection with the Work Statement NB-3 pursuant to the Stock Issuance Agreement, as discussed below.

We recognize research and development expense for the amounts due to Nordic under the Extension Study and the Second Extension ratably over the estimated per patient treatment periods beginning upon enrollment or over a nine-month and nineteen-month period, respectively. We recorded $1.2 million and $2.9 million of research and development expense during the three months ended June 30, 2015 and 2014, respectively, and $2.6 million and $5.4 million for the six months ended June 30, 2015 and 2014, respectively, for per patient costs incurred for patients that had enrolled in the Extension Study and the Second Extension.

As of June 30, 2015, we had a liability of $3.9 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic, which are payable in cash.

Stock Issuance Agreement— Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase 6,443 shares of our Series A-5 convertible preferred stock, or the Series A-5, and to receive quarterly stock dividends, payable in shares of our Series A-6 convertible preferred stock, or the Series A-6. In connection with the Work Statement NB-1, the Stock Issuance Agreement provided that Nordic was entitled to receive stock dividends, having an aggregate value of up to €36.8 million ($41.0 million), or the NB-1 Accruing Dividend. In connection with Work Statement NB-3, the Stock Issuance Agreement provided that, beginning with the quarter ended March 31, 2013, Nordic was entitled to receive stock dividends having an aggregate value of up to €7.5 million ($8.4 million) and $0.8 million, or the NB-3 Accruing Dividend, and together with the NB-1 Accruing Dividend, the Nordic Accruing Dividend. On March 28, 2014, we entered into the second amendment to the Stock Issuance Agreement, or the Second Stock Issuance Agreement Amendment. The Second Stock Issuance Agreement Amendment required that our board of directors declare, as soon as reasonably practical, a stock dividend of twenty-nine shares of its Series A-6 for each share of our then-outstanding Series A-5, all of which were held by Nordic, for a total of 186,847 shares of Series A-6, in full satisfaction of all stock dividends payable in 2014 under the terms of the Stock Issuance Agreement in connection with Work Statement NB-1 and Work Statement NB-3. In March 2014, Nordic requested that all 186,847 shares of Series A-6 be issued. Accordingly, our board of directors declared and issued a dividend to Nordic of all 186,847 shares on March 31, 2014. The Second Stock Issuance Agreement Amendment further provided that in the event an initial public offering of our common stock occurred prior to May 31, 2014, any payments owed by us to Nordic in relation to Work Statement NB-1 and Work Statement NB-3, excluding Performance Incentive Payments, for all periods of time after 2014, would be changed from the right to receive stock to the right to receive a total cash payment from us of $4.3 million payable in ten equal monthly installments of $430,000 beginning on March 31, 2015. On May 19, 2014, we entered into the third amendment to the Stock Issuance Agreement, which amended the date prior to which an initial public offering must occur to June 30, 2014. The Second Stock Issuance Agreement Amendment also stipulated that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an initial public offering be payable in cash. As we completed an initial public offering on June 11, 2014, Nordic no longer has the right to receive stock from us and has been paid in cash for all periods after June 11, 2014.

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

In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($11.2 million to $40.2 million). Should abaloparatide be approved and subsequently become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of licensed patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Prior to executing the license agreement for abaloparatide with us, Ipsen licensed the Japanese rights for abaloparatide to Teijin Limited, or Teijin, a Japanese pharmaceutical company. We believe that Teijin has fully enrolled a Phase 2 clinical study of abaloparatide in Japan for the treatment of postmenopausal osteoporosis that is expected to report results later this year.

RAD1901

We exclusively licensed the worldwide rights to RAD1901 from Eisai Co. Ltd., or Eisai. Our license with Eisai did not originally include rights for Japan, however, on March 9, 2015, we entered into an amendment to the Eisai Agreement in which Eisai granted us an exclusive right and license to research, develop, manufacture and commercialize RAD1901 in Japan. In consideration for the rights to RAD1901 in Japan, we paid Eisai an initial license fee of $0.4 million upon execution of the amendment, which was expensed during the three months ended March 31, 2015.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. The private placements and other transactions that have occurred since our inception may have triggered an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of prior private placements, sales of common stock by our existing stockholders or additional sales of common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in the dollar/euro exchange rate because a portion of our development costs are denominated in foreign currencies.  We do not hedge our foreign currency exchange rate risk.  However, an immediate 10 percent adverse change in the dollar/euro exchange rate would not have a material effect on financial results.

We are exposed to market risk related to changes in interest rates. As of June 30, 2015, we had cash, cash equivalents, and marketable securities of $224.0 million, consisting of cash, money market funds, domestic corporate debt securities and domestic corporate commercial paper. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. As of June 30, 2015, we do not have any hard to value investment securities or securities for which a market is not readily available or active.

On May 30, 2014, we entered into a Loan and Security Agreement, which was amended on July 10, 2014, February 13, 2015 and April 8, 2015, or the Credit Facility, with Solar Capital Ltd., or Solar, as collateral agent and a lender, and Oxford Finance LLC, or Oxford, as a lender, pursuant to which Solar and Oxford agreed to make available to us $30.0 million in the aggregate subject to certain conditions to funding. An initial term loan was made on May 30, 2014 in an aggregate principal amount equal to $21.0 million, or the Initial Term Loan. A second term loan was made on July 10, 2014 in an aggregate principal amount equal to $4.0 million, or the Second Term Loan. The Initial Term Loan and Second Term Loan bear interest per annum at 9.85% plus one-month LIBOR (customarily defined) and mature on June 1, 2018.  Changes in interest rates can cause interest charges to fluctuate under our Credit Facility. As of June 30, 2015, principal payable under the Credit Facility was $25.0 million.  A 10% increase in current interest rates would have resulted in less than $0.1 million in additional cash interest expense for the three months ended June 30, 2015.

We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had net losses of $40.0 million for the six months ended June 30, 2015 and $62.5 million and $60.7 million for the years ended December 31, 2014 and 2013, respectively. As of June 30, 2015, we had an accumulated deficit of $384.3 million. Until we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses and may never achieve or maintain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially as we:

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

Based upon our cash, cash equivalents and marketable securities balance following the public offering of shares of our common stock in July 2015, we believe that, prior to the consideration of revenue from the potential future sales of any of our investigational products, we have sufficient capital to fund our development plans, U.S. commercial scale-up and other operational activities into 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. If we fail to obtain additional capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and other foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts for any product candidate that is approved, forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

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

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted, and there could be a material adverse effect on our business, if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

Our investments in marketable securities are subject to market, interest and credit risk that may reduce their value.

The value of our investments in marketable securities may be adversely affected by changes in interest rates, downgrades in the creditworthiness of any bonds we hold, turmoil in the credit markets and financial services industry and by other factors which may result in other than temporary declines in the value of our investments. Decreases in the market value of our marketable securities could have an adverse impact on our statements of financial position, results of operations and cash flow.

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

The NDA that we plan to submit to the FDA for abaloparatide-SC as a proposed treatment for osteoporosis will need to include the 24-month fracture data from the first six months of the alendronate extension study of the abaloparatide and placebo groups from our Phase 3 clinical trial. We also must complete several additional studies, including, but not limited to, a thorough QT Phase 1 study and a Phase 1 pharmacokinetic study in renal patients. The results of these studies will have an important bearing on the approval of abaloparatide.

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

In 2007, we entered into a global pharmacovigilance agreement with Teijin Limited, or Teijin, a Japanese pharmaceutical company, that provides for the exchange of information related to serious and non-serious adverse reactions to abaloparatide by patients enrolled in clinical studies. The purpose of the agreement is to enable safety reporting to global health agencies. We believe Teijin has fully enrolled a Phase 2 clinical study of abaloparatide-SC in Japan for the treatment of postmenopausal osteoporosis that is expected to report results later this year. Should Teijin advise us in accordance with our agreement of a serious adverse event experienced by patients enrolled in their study, we would need to report the serious adverse event to the FDA and EMA, which could adversely affect or delay our ability to obtain regulatory approvals in the United States and Europe.

In addition, the FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review, such as the request we received from the FDA with respect to providing a minimum of 24-month fracture data for approval of abaloparatide. Delays in obtaining regulatory approvals may:

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

In consideration of Nordic’s management of our Phase 3 clinical trial and subsequent extension studies, we agreed to make various cash payments to Nordic denominated in both euros and U.S. dollars over the course of the Phase 3 study equal to a total of up to approximately €52.7 million ($58.8 million) and a total of up to approximately $4.4 million plus up to an additional $5.0 million in aggregate performance incentive payments, payable in cash or stock depending on the timing of the closing of an underwritten offering of shares of our common stock. We also agreed to sell shares of capital stock to Nordic that were exchanged in May 2011 for 6,443 shares of our series A-5 convertible preferred stock for proceeds of approximately $0.5 million. These shares of our series A-5 convertible preferred stock automatically converted into 28,258 shares of our common stock upon the listing of our common stock on the NASDAQ Global Market. Pursuant to the terms of our agreements with Nordic, we were required to issue to Nordic shares of stock with an aggregate value of up to approximately €44.3 million ($49.4 million) and $0.8 million in consideration of Nordic’s management of the Phase 3 clinical trial. These shares of stock accrued at a quarterly rate based on the progress of the Phase 3 clinical trial and were issuable at a price per share equal to the greater of (1) the fair market value of our common stock as of the applicable accrual date or (2) $81.42 and rounding down the resulting quotient to the nearest whole number. On each of December 31, 2013 and March 31, 2014, our Board of Directors declared a stock dividend to pay all shares of stock that had accrued as of such dates and that were anticipated to accrue through December 31, 2014, representing an aggregate of 682,958 shares of our Series A-6 convertible preferred stock that automatically converted into 2,995,453 shares of our common stock upon the listing of our common stock on the NASDAQ Global Market. Following the completion of our initial public offering of shares of our common stock on June 11, 2014, or our initial public offering, all compensation remaining payable to Nordic in consideration of their management of our Phase 3 ACTIVE and ACTIVExtend clinical trials became payable in cash.

The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control. Accordingly, the shares of stock that we have issued to Nordic in consideration of Nordic’s management of the Phase 3 ACTIVE and ACTIVExtend clinical trials may be less than the full value originally anticipated under our agreements with Nordic, assuming Nordic did not expect the fair market value of our stock to fluctuate widely over the term of such agreements. As a result, the total consideration that Nordic received in stock and will receive in cash may be viewed to be below the market price paid by other companies for comparable clinical trial services.

Because of the potential decrease in the value of the common stock issued to Nordic if there was a negative outcome of the Phase 3 study, Nordic, CCBR and the clinical trial investigators may be viewed as having a financial interest in the outcome of the study. We have obtained written acknowledgments from the clinical trial investigators certifying that they have no financial interest in the outcome of the Phase 3 clinical trial. However, if the FDA, the EMA, or any other similar regulatory or governmental authority determines that Nordic, CCBR or the clinical trial investigators have a financial interest that affected the reliability of the data from the Phase 3 clinical trial, we could be subject to additional regulatory scrutiny and the utility of the Phase 3 clinical trial for purposes of our planned regulatory submissions could be compromised, which could have a material adverse effect on our business and the value of our common stock.

We will rely exclusively on third parties to formulate and manufacture our product candidates.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We have entered into agreements with contract manufacturers to manufacture abaloparatide for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of abaloparatide. We may not have sufficient clinical supplies of abaloparatide but believe that our contract manufacturers will be able to produce sufficient supply of abaloparatide to complete all of the planned abaloparatide clinical studies. If our contract manufacturers are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our clinical studies, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies for abaloparatide. Any modification of our finished product or modification or termination of our clinical studies could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product if it were to be approved, which would materially harm our business and impair our ability to raise capital. In addition, the facilities and processes and controls used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA and our marketing authorization application, or MAA, to EMA. We do not control the facilities or manufacturing process and controls of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We currently have no sales, marketing or distribution capabilities. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators’ strategic interest in the products under development and such collaborators’ ability to successfully market and sell any such products. We intend to build an internal sales force to market and sell our products to specialists within the target indications, and to pursue collaborative arrangements to market and sell our products to primary care physicians within the target indications if approved. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and we cannot assure you that their efforts will be successful. In addition, we cannot assure you that we will be able to establish or maintain relationships with such third party collaborators or that we would be able to market and sell our products in the United States or overseas through an in-house sales force in lieu of such relationships.

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

Patents covering abaloparatide as a composition of matter have been issued in the United States (US Patent No. 5,969,095) and several additional countries. Because the abaloparatide composition of matter patent was filed in 1996, it is expected to have an expiration in 2016 in the United States (this date does not include the possibility of Hatch-Waxman patent term extension, which could extend the expiration in the United States into the first quarter of 2021 if an application for extension is made and the maximum extension is granted by the United States Patent and Trademark Office, USPTO), and additional countries where it has issued. European Patent No. 0847278, which was included in the license from Ipsen and claimed the composition of matter of abaloparatide, lapsed due to Ipsen’s failure to pay annuities. We are pursuing restoration of those patent rights. To date, the patent rights in Austria, Denmark, Finland, France, Germany, Italy, the Netherlands, Portugal, Spain, Sweden and the United Kingdom have been restored. We believe that the data and market exclusivity provided in Europe for a new chemical entity, coupled with the need for a potential competitor to conduct clinical trials, will likely provide a longer barrier to entry than the patent protection provided by the original European patent term, which would have expired in 2016, plus a five year maximum Supplemental Protection Certificate.

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

Patents covering RAD1901 as a composition of matter, as well as the use of RAD1901 for the treatment of estrogen-dependent breast cancer, have been issued in the United States, Canada, Australia, Japan and Europe, and are pending in India. The RAD1901 composition of matter patents in the United States expire in 2023 and may be extended to 2026 (absent any Hatch-Waxman patent term extension). One patent has been issued in the United States (the US Patent No. 8,933,130) for treating vasomotor disturbances or hot flashes on January 13, 2015 (statutory term expires on June 22, 2027, and may be extended to October 19, 2031 with 1,580 days of patent term adjustment due to delays in patent prosecution by the USPTO).  Additional patent applications relating to methods of treating vasomotor symptoms and clinical dosage strengths using RAD1901 have been filed. Pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of any claimed invention before a patent office are not always predictable. As a result, we could encounter challenges or difficulties in building, maintaining and/or defending our intellectual property both in the United States and abroad.

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

From time to time, legislation is implemented to reign in rising healthcare expenditures. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA. PPACA includes a number of provisions affecting the pharmaceutical industry, including annual, non-deductible fees on any entity that manufactures or imports some types of branded prescription drugs and biologics and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. In addition, among other things, PPACA also establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research. In addition, other legislative changes have been proposed and adopted since PPACA was enacted, which also may impact our business. On August 2, 2011, the President signed into law the Budget Control Act of 2011, or BCA, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which were scheduled to go into effect on January 2, 2013. The enactment of the American Taxpayer Relief Act of 2012 delayed the imposition of the automatic cuts until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic budget reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. The 2013 Budget Act extended the 2% reduction in payments to Medicare providers by another two years (through 2023), and subsequent legislation extended the cuts through 2024. Unless Congress acts to repeal or revise the automatic budget cuts enacted by the BCA, this payment reduction will continue. The full impact on our business of these new laws is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the pharmaceutical industry generally or our business in particular.

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

Our directors and executive officers, together with their affiliates, beneficially owned approximately 8.7 million shares of our common stock as of June 30, 2015. These stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. We have reserved 6,159,510 shares of our common stock for issuance under our equity incentive plans as of June 30, 2015, which includes 3,800,065 shares of common stock issuable upon the exercise of options outstanding as of June 30, 2015, and will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, as of June 30, 2015, warrants to purchase 839,737 shares of our common stock were outstanding. Shares of our common stock issued upon exercise of these warrants may be sold in the public market, subject to prior registration, or under an exemption from registration. Furthermore, in connection with the public offering of our common stock in July 2015, our directors, officers and their affiliated entities entered into lock-up agreements under which they have agreed not to sell, transfer or dispose of, directly or indirectly, any shares of our common stock or any securities exercisable or exchangeable for shares of our common stock for a period of 90 days, in the case of our officers, and for a period of 60 days, in the case of our directors and their affiliated entities, subject to a possible extension under certain circumstances. After the expiration of the applicable lock-up period, these shares may be sold in the public market, subject to prior registration or under an exemption from registration, including compliance with Rule 144. If any of these additional shares are sold, or if it is perceived that they will be sold, the price of our common stock could decline substantially.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

On June 5, 2014, the Securities and Exchange Commission, or SEC, declared effective our Registration Statement on Form S-1 (File No. 333-194150), as amended, or Registration Statement, filed in connection with the initial public offering of our common stock, or IPO. As of June 30, 2015, we have used all of the net proceeds from our IPO. Except as described above, there has been no change in our prior disclosure regarding our use of proceeds from our IPO contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Item 3.                            Defaults Upon Senior Securities

None.

Item 4.                            Mine Safety Disclosures

None.

Item 5.                            Other Information

On August 4, 2015, we repaid all amounts owed under our Loan and Security Agreement, dated May 30, 2014, as amended,  with Solar Capital Ltd., as collateral agent and a lender, and Oxford Finance, LLC, as a lender, or the Loan Agreement, in the amount of approximately $26.5 million, including a prepayment premium of $500,000 and a final fee payment of $1.0 million. Upon repayment, all commitments under the Loan Agreement were terminated and all security interests granted by us in connection with the Loan Agreement were released.

Item 6.     Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ Robert E. Ward
Robert E. Ward
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 6, 2015

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation, filed on June 11, 2014	8-K	001-35726	3.1	6/13/14

3.2	Amended and Restated By-Laws	8-K	001-35726	3.2	6/13/14

10.1	Third Amendment to Loan and Security Agreement, dated April 8, 2015, by and among the Company, Solar Capital Ltd., and Oxford Finance LLC	10-Q	001-35726	10.2	5/6/15

10.2	Radius Health, Inc. 2011 Equity Incentive Plan (as amended and restated)	8-K	001-35726	10.1	5/11/15

10.3†

Change Order Form #26, dated May 13, 2015, to Fifth Amendment to Development and Clinical Supplies Agreement, dated December 14, 2012 and effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co., as amended

						*

10.4†

Work Orders #8, dated March 27, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd., as amended

						*

10.5†

Work Orders # 9, dated May 7, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd., as amended

						*

10.6†

Work Orders #10, dated May 22, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd., as amended

						*

10.7	Amendment No. 2, dated April 30, 2015 and effective as of March 23, 2015, to Work Statement NB-3, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII/AS, as amended	10-Q	001-35726	10.5	5/6/15

10.8

Amendment No. 3, dated July 28, 2015 and effective as of July 8, 2015, to Work Statement NB-3, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII/AS, as amended

						*

31.1	Certification of Chief Executive Officer					*

pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-	*
14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*                                         Filed herewith.

**                                  Furnished herewith.

†                                         Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.