Form 10-Q
period 2015-09-30
Radius Health, Inc.
filed 2015-11-05
CIK 1428522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

Number of shares of the registrant’s Common Stock, $.0001 par value per share, outstanding as of October 30, 2015: 42,922,227 shares

RADIUS HEALTH, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2015

ON FORM 10-Q

CURRENCY AND CONVERSIONS

In this report, references to “dollar” or “$” are to the legal currency of the United States, and references to “euro” or “€” are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of September 30, 2015, which was €1.00 = $1.1162. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

Trademarks appearing in this report are the property of their respective holders.

Item 1. Financial Statements

Radius Health, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,672	$28,518
Marketable securities	332,115	76,758
Prepaid expenses and other current assets	4,480	2,057
Total current assets	505,267	107,333
Property and equipment, net	947	842
Other assets	259	242
Total assets	$506,473	$108,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,510	$2,292
Accrued expenses and other current liabilities	13,431	18,267
Total current liabilities	17,941	20,559

Note payable, net of current portion and discount	—	24,394
Total liabilities	$17,941	$44,953
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized; 42,822,549 shares and 32,924,535 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	$4	$3
Additional paid-in-capital	900,953	407,720
Accumulated other comprehensive income (loss)	99	(21)
Accumulated deficit	(412,524)	(344,238)
Total stockholders’ equity	488,532	63,464
Total liabilities and stockholders’ equity	$506,473	$108,417

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

OPERATING EXPENSES:
Research and development	$18,217	$13,817	$46,054	$34,152
General and administrative	8,456	2,836	19,212	8,045
Loss from operations	(26,673)	(16,653)	(65,266)	(42,197)
OTHER INCOME (EXPENSE):
Other income (expense), net	1	—	(127)	(506)
Loss on retirement of note payable	(1,572)	—	(1,572)	(203)
Interest income	274	35	564	42
Interest expense	(294)	(802)	(1,885)	(1,653)
NET LOSS	$(28,264)	$(17,420)	$(68,286)	$(44,517)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) from marketable securities	89	(11)	120	(10)
COMPREHENSIVE LOSS	$(28,175)	$(17,431)	$(68,166)	$(44,527)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 10):	$(28,264)	$(17,420)	$(68,286)	$(53,517)
LOSS PER SHARE:
Basic	$(0.68)	$(0.59)	$(1.77)	$(4.23)
Diluted	$(0.68)	$(0.59)	$(1.77)	$(4.23)

WEIGHTED AVERAGE SHARES:
Basic	41,331,612	29,746,426	38,525,827	12,651,628
Diluted	41,331,612	29,746,426	38,525,827	12,651,628

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statement of Stockholders’ Equity

(Unaudited, in thousands except share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2014	32,924,535	$3	$407,720	$(21)	$(344,238)	$63,464
Net loss					(68,286)	(68,286)
Unrealized gain from available-for-sale securities				120		120
Exercise of warrants	520,987					—
Exercise of options	114,865		958			958
Stock-based compensation expense			10,022			10,022
Issuance of common stock, net	9,262,162	1	482,253			482,254
Balance at September 30, 2015	42,822,549	$4	$900,953	$99	$(412,524)	$488,532

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(68,286)	$(44,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	69
Amortization of premium (accretion of discount) on marketable securities, net	1,024	183
Stock-based compensation expense	10,022	2,560
Research and development expense settled in stock	—	2,717
Change in fair value of other current assets, warrant liability and other liability	—	505
Non-cash interest	183	212
Loss on retirement of note payable	1,572	57
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,426)	(845)
Other long-term assets	(108)	(150)
Accounts payable	2,218	1,009
Accrued expenses and other current liabilities	(4,391)	6,229
Net cash used in operating activities	(60,066)	(31,971)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(230)	(714)
Purchases of marketable securities	(420,734)	(53,305)
Sales and maturities of marketable securities	164,474	1,065
Net cash used in investing activities	(256,490)	(52,954)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from note payable, net	—	24,555
Payments on note payable	(25,000)	(13,156)
Fee for early prepayment of note payable	(1,502)	—
Proceeds from the issuance of common stock, net	482,254	50,437
Deferred financing costs	—	(116)
Proceeds from the issuance of preferred stock, net	—	27,368
Proceeds from exercise of stock options	958	—
Net cash provided by financing activities	456,710	89,088
NET INCREASE IN CASH AND CASH EQUIVALENTS	140,154	4,163
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28,518	12,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$168,672	$16,466
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,490	$1,138
NON-CASH FINANCING ACTIVITIES:
Accretion of dividends on preferred stock	$—	$9,000
Fair value of Series A-6 convertible preferred stock issued as settlement of liability	$—	$10,109
Fair value of warrants issued	$—	$1,552
Reclassification of preferred stock to common stock	$—	$298,063

See accompanying notes to unaudited condensed financial statements.

Radius Health, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Radius Health, Inc. (“Radius” or the “Company”) is a science-driven biopharmaceutical company developing new therapeutics for patients with advanced osteoporosis as well as other serious endocrine-mediated diseases including hormone responsive cancers. The Company’s lead product candidate is the investigational drug abaloparatide, a bone anabolic for potential use in the reduction of fracture risk in postmenopausal women with severe osteoporosis. The Company is developing two formulations of abaloparatide: abaloparatide-SC, an injectable subcutaneous formulation of abaloparatide, and abaloparatide-TD, a line extension of abaloparatide-SC in the form of a convenient, short-wear-time transdermal patch.

The Company’s current clinical product portfolio also includes the investigational drug RAD1901, a selective estrogen receptor degrader (“SERD”) and the investigational drug RAD140, a nonsteroidal selective androgen receptor modulator. The Company is developing RAD1901 at higher doses for potential use in the treatment of metastatic breast cancer and other estrogen receptor mediated applications.  The Company is also developing RAD1901 at lower doses, which in a successful Phase 2 proof of concept study has shown to be effective for the treatment of vasomotor symptoms such as hot flashes. RAD140 resulted from an internal drug discovery program focused on the androgen receptor pathway which is highly expressed in many breast cancers. Due to its receptor and tissue selectivity, potent oral activity and long duration half-life, RAD140 could have clinical potential in the treatment of breast cancer or possibly other conditions where androgen modulation may offer potential therapeutic benefit.

The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approval to market its investigational product candidates, market acceptance of the Company’s investigational product candidates following receipt of regulatory approval, competition for its investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of September 30, 2015, the Company had an accumulated deficit of $412.5 million, and total cash, cash equivalents and short-term marketable securities of $500.8 million.

Based upon its cash, cash equivalents and short-term marketable securities balance as of September 30, 2015, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational products or proceeds from partnership activities, it has sufficient capital to fund its development plans, U.S. commercial scale-up and other operational activities into 2018. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents and marketable securities, or through strategic financing opportunities that could include, but are not limited to partnering or other collaboration agreements, future offerings of its equity, or the incurrence of debt.  However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical and clinical trials and obtain approval of certain investigational product candidates from the U.S. Food and Drug Administration or foreign regulatory authorities.

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

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. Subsequent events have been evaluated up to the date of issuance of these financials. For further information, refer to the financial statements and footnotes included in the Company’s audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2015.

Significant Accounting Policies—The significant accounting policies identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which require the Company to make estimates and assumptions include: research and development costs, stock-based compensation and fair value measures. There were no changes to significant accounting policies during the nine months ended September 30, 2015.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Research costs - Nordic (1)	$3,121	$11,536
Research costs - other	4,419	3,336
Payroll and employee benefits	2,039	1,659
Professional fees	3,852	1,304
Accrued interest on notes payable	—	234
Other	—	198
Total accrued expenses and other current liabilities	$13,431	$18,267

(1)         Includes amounts accrued ratably over the estimated per patient treatment period under the Work Statement NB-3 with Nordic Bioscience Clinical Development VII A/S (“Nordic”).  Amounts do not include pass-through costs which are expensed as incurred or upon delivery.  See note 8 for additional information.

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

On July 10, 2014, the Company entered into a first amendment to the Credit Facility (the “First Amendment”).  The terms of the First Amendment, among other things, provided the Company with, subject to certain customary funding conditions, additional term loans in an aggregate principal amount of $4.0 million upon the closing of the First Amendment. The Company borrowed the additional $4.0 million on July 10, 2014.

The Company had been required to make interest-only payments through December 1, 2015, and beginning on January 1, 2016, it would have been required to make payments of principal and accrued interest in equal monthly installments over a term of 30 months. The Initial Term Loan bore interest per annum at 9.85% plus one-month LIBOR (customarily defined). All principal and accrued interest on the Initial Term Loan had been due on June 1, 2018.

On August 4, 2015, the Company prepaid all amounts owed under the Credit Facility and the First Amendment.  After consideration of relevant fees required under the Credit Facility and the First Amendment, the total payment amounted to $26.5 million, which resulted in a loss on retirement of $1.6 million during the third quarter of 2015.

5. Marketable Securities

Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	September 30, 2015
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,033	$—	$—	$1,033
Money market funds	62,592	—	—	62,592
Domestic corporate debt securities	32,957	—	—	32,957
Domestic corporate commercial paper	67,979	—	—	67,979
Asset-backed securities	4,111	—	—	4,111
Total	$168,672	$—	$—	$168,672
Marketable securities:
Domestic corporate debt securities	$176,961	$16	$(51)	$176,926
Domestic corporate commercial paper	146,010	135	—	146,145
Asset-backed securities	9,045	—	(1)	9,044
Total	$332,016	$151	$(52)	$332,115

	December 31, 2014
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,519	$—	$—	$1,519
Money market funds	23,994	—	—	23,994
Domestic corporate debt securities	3,005	—	—	3,005
Total	$28,518	$—	$—	$28,518
Marketable securities:
Domestic corporate debt securities	$69,542	$—	$(33)	$69,509
Domestic corporate commercial paper	7,237	12	—	7,249
Total	$76,779	$12	$(33)	$76,758

There were no debt securities that had been in an unrealized loss position for more than 12 months as of September 30, 2015 or December 31, 2014. There were 29 debt securities in an unrealized loss position for less than 12 months at September 30, 2015 and there were 34 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2014. The aggregate unrealized loss on these securities as of September 30, 2015 was less than $52 thousand and the fair value was $97.3 million. The Company considered the decline in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2015.

As of September 30, 2015, marketable securities consisted of investments that mature within 1 year.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$1,033	$—	$—	$1,033
Money market funds (1)	62,592	—	—	62,592
Domestic corporate debt securities (2)	—	32,957	—	32,957
Domestic corporate commercial paper (2)	—	67,979	—	67,979
Asset-backed securities (2)	—	4,111	—	4,111
Total	$63,625	$105,047	$—	$168,672
Marketable securities:
Domestic corporate debt securities (2)	$—	$176,926	$—	$176,926
Domestic corporate commercial paper (2)	—	146,145	—	146,145
Asset-backed securities (2)	—	9,044	—	9,044
Total	$—	$332,115	$—	$332,115

	December 31, 2014
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents:
Cash	$1,519	$—	$—	$1,519
Money market funds (1)	23,994	—	—	23,994
Domestic corporate debt securities (2)	—	3,005	—	3,005
Total	$25,513	$3,005	$—	$28,518
Marketable Securities
Domestic corporate debt securities (2)	$—	$69,509	$—	$69,509
Domestic corporate commercial paper (2)	—	7,249	$—	7,249
	$—	$76,758	$—	$76,758

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

In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $0.25 million to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones, including upon acceptance of an NDA submission, or any equivalent application, for review by the FDA or foreign regulatory authority. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($11.2 million to $40.2 million). Should abaloparatide be approved and subsequently commercialized, the Company will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country.

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

On March 9, 2015, the Company entered into an amendment to the Eisai Agreement (the “Eisai Amendment”) in which Eisai granted to the Company the exclusive right and license to research, develop, manufacture and commercialize RAD1901 in Japan. In consideration for the rights to RAD1901 in Japan, the Company paid Eisai an initial license fee of $0.4 million upon execution of the Eisai Amendment, which was recognized as research and development expense during the three months ended March 31, 2015.

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

The Company recognized research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Trial, or a twenty-month period. The Company recognized research and development expense for the amounts due to Nordic under the fourth amendment to the Work Statement NB-1, which was recognized on a per patient basis when the end-of-study visit and all other required procedures were completed. The Company recorded no expense and $1.2 million of research and development expense during the three months ended September 30, 2015 and 2014, respectively, and no expense and $8.1 million during the nine months ended September 30, 2015 and

2014, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study. As of September 30, 2015, all obligations due to Nordic under Work Statement NB-1 had been paid.

Abaloparatide-SC Phase 3 Clinical Extension Study— On February 21, 2013, the Company entered into a Work Statement NB-3, as amended on March 4, 2014 and April 30, 2015 (the “Work Statement NB-3”). Pursuant to the Work Statement NB-3, Nordic performed an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the Phase 3 Clinical Trial (the “Extension Study”), and, upon completion of this initial six months, an additional period of 18 months of standard-of-care osteoporosis management (the “Second Extension”).

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

Payments in cash to be made to Nordic under the Work Statement NB-3, as amended by the NB-3 Amendment, are denominated in both euros and U.S. dollars and total up to €11.6 million ($13.0 million) and $1.1 million, respectively. In addition, payments are due to Nordic in connection with the Work Statement NB-3 pursuant to the Stock Issuance Agreement, as discussed below. As of September 30, 2015, all obligations due to Nordic in relation to the Extension Study had been paid.

The Company recognizes research and development expense for the amounts due to Nordic under the Extension Study and the Second Extension ratably over the estimated per patient treatment periods beginning upon enrollment, or over a nine-month and nineteen-month period, respectively. The Company recorded $1.5 million and $2.3 million of research and development expense during the three months ended September 30, 2015 and 2014, respectively, and $4.1 million and $7.7 million for the nine months ended September 30, 2015 and 2014, respectively, for per patient costs incurred.

As of September 30, 2015, the Company had a liability of $3.1 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic under the Second Extension, which are payable in cash.

Stock Issuance Agreement—Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase 6,443 shares of the Company’s Series A-5 convertible preferred stock, which provided Nordic with the right to receive quarterly stock dividends, payable in shares of the Company’s Series A-6 convertible preferred stock (“Series A-6”) for services rendered under Work Statement NB-1 and Work Statement NB-3. The Stock Issuance Agreement was later amended to provide that in the event an initial public offering of the Company’s common stock occurred prior to June 30, 2014, any rights to receive stock dividends in relation to Work Statement NB-1 and Work Statement NB-3, for all periods of time after 2014, would be changed from the right to receive stock to the right to receive a total cash payment from the Company of $4.3 million, payable in ten equal monthly installments of $430,000 beginning on March 31, 2015.  The amendment also stipulated that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an initial public offering be payable in cash. As the Company completed an initial public offering on June 11, 2014, Nordic no longer has the right to receive stock from the Company and has been paid in cash for all periods after June 11, 2014.

Prior to the issuance of shares of stock to Nordic in satisfaction of quarterly dividends earned under Work Statement NB-1 and Work Statement NB-3, the liability to issue shares of stock was being accounted for as a liability in the Company’s balance sheet, based upon the fair value of the Series A-6. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares were recorded as a gain or loss in other (expense) income in the statement of operations.

9. Stock-Based Compensation

Stock Options

A summary of stock option activity during the nine months ended September 30, 2015 is as follows (in thousands, except for per share amounts):

		Weighted-
		Average	Weighted-
		Exercise	Average
		Price (in	Contractual	Aggregate
		dollars per	Life (in	Intrinsic
	Shares	share)	years)	Value
Options outstanding at December 31, 2014	3,220	$13.58
Granted	1,295	57.31
Exercised	(115)	8.33
Forfeited	(26)	13.54
Expired	—	—
Options outstanding at September 30, 2015	4,374	$26.66	8.40	$189,415
Options exercisable at September 30, 2015	1,602	$9.75	6.97	$95,432
Options vested or expected to vest at September 30, 2015	4,238	$26.34	8.37	$184,804

The weighted-average grant-date fair value per share of options granted during the three and nine months ended September 30, 2015 was $37.80 and $30.32, respectively. As of September 30, 2015, there was approximately $46.7 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.

Performance Units

In September 2015, the Company awarded 25,000 performance units (“PUs”) to an employee. Each PU which is earned entitles the holder to receive one share of the Company’s common stock if and when the PU vests. The PUs can be earned in the three years subsequent to the grant date if the Company’s average closing stock price over 45 consecutive trading days that begin and end during such three-year period reaches certain thresholds that were set at the time of issuance. The vesting of any earned units is subject to the employee’s continued employment one year from the last day of the measurement period for which the PUs are earned. Compensation expense is recognized over the derived service period, calculated using a Monte Carlo simulation analysis.

The weighted-average grant-date fair value per unit of PUs granted during the nine months ended September 30, 2015 was $49.59, which was calculated using a Monte Carlo simulation analysis. This valuation methodology utilizes several key assumptions including the forecasted stock price, stock price volatility, risk-free rate as of valuation date, stock price as of grant date and the trigger for the performance condition to be met.

As of September 30, 2015 there was $1.2 million of unrecognized share-based compensation expense related to all unvested PUs, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 2 years.

10. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share numbers):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(28,264)	$(17,420)	$(68,286)	$(44,517)
Accretion of Preferred Stock	—	—	—	(9,000)
Loss attributable to common stockholders - basic and diluted	$(28,264)	$(17,420)	$(68,286)	$(53,517)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	41,331,612	29,746,426	38,525,827	12,651,628

Loss per share - basic and diluted	$(0.68)	$(0.59)	$(1.77)	$(4.23)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and nine months ended September 30,

2015 and 2014, all of the Company’s classes of preferred stock, options to purchase common stock, warrants and performance units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Convertible preferred stock	—	—	—	5,157,682
Options to purchase common stock	4,115,204	2,599,770	3,748,900	2,449,476
Warrants	703,127	1,379,551	886,320	1,235,074
Performance units	—	—	—	—

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

Executive Overview

We are a science-driven biopharmaceutical company developing new therapeutics for patients with advanced osteoporosis as well as other serious endocrine-mediated diseases including hormone responsive cancers. Our lead product candidate is the investigational drug abaloparatide, a bone anabolic for potential use in the reduction of fracture risk in postmenopausal women with severe osteoporosis. We are developing two formulations of abaloparatide: abaloparatide-SC, an injectable subcutaneous formulation of abaloparatide, and abaloparatide-TD, a line extension of abaloparatide-SC in the form of a convenient, short-wear-time, transdermal patch.

Our current clinical product portfolio also includes the investigational drug RAD1901, a selective estrogen receptor degrader, or SERD, and the investigational drug RAD140, a nonsteroidal selective androgen receptor modulator. We are developing RAD1901 at higher doses for potential use in the treatment of metastatic breast cancer and other estrogen receptor mediated applications.  We are also developing RAD1901 at lower doses, which in a successful Phase 2 proof of concept study has shown to be effective for the treatment of vasomotor symptoms such as hot flashes. RAD140 resulted from an internal drug discovery program focused on the androgen receptor pathway which is highly expressed in many breast cancers. Due to its receptor and tissue selectivity, potent oral activity and long duration half-life, RAD140 could have clinical potential in the treatment of breast cancer or possibly other conditions where androgen modulation may offer therapeutic benefit.

Abaloparatide

Abaloparatide is a novel synthetic peptide that interacts with the human parathyroid receptor 1, that we are developing as a bone anabolic treatment for potential use in the reduction of fracture risk in postmenopausal women with severe osteoporosis.  We also believe that, subject to further research and development, abaloparatide may have potential applications across a variety of skeletal or bone related diseases or medical conditions. We are developing two formulations of abaloparatide:

•                  Abaloparatide-SC - In December 2014, we announced the positive 18-month top-line data from our Phase 3 ACTIVE clinical trial, in which abaloparatide-SC met the primary endpoint with a statistically significant reduction in new vertebral fractures versus placebo, and in June 2015, we announced the positive top-line data from the first six months of the ACTIVExtend clinical trial and the 24-month combined data from ACTIVE and ACTIVExtend.  We are on track to submit a marketing authorization application, or MAA, in Europe and a new drug application, or NDA, in the United States, by the end of 2015. Subject to regulatory review and a favorable regulatory outcome, we anticipate our first commercial sales of abaloparatide-SC will take place in 2016.

•                  Abaloparatide-TD- During 2014, we reported progress towards the development of an optimized, short-wear-time transdermal patch that may be capable of demonstrating comparability to abaloparatide-SC injection. In preliminary, nonhuman primate pharmacokinetic studies, we achieved a desirable pharmacokinetic profile, with comparable AUC, Cmax, Tmax and T1/2 relative to abaloparatide-SC. We believe that these results support continued clinical development of abaloparatide-TD toward future global regulatory submissions as a potential post-approval line extension of the investigational drug abaloparatide-SC. We expect to commence the clinical evaluation of the optimized abaloparatide-TD patch by the end of 2015, with the goal of achieving comparability to abaloparatide-SC. We hold worldwide commercialization rights to the abaloparatide-TD technology.

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

In June 2014, we commenced a Phase 1 maximum tolerated dose, or MTD, study of RAD1901 in healthy volunteers. The study was designed to evaluate the tolerability, safety and pharmacokinetics of RAD1901, and also to use 18F-estradiol positron emission tomography, or FES-PET, imaging to provide a pharmacodynamic assessment of estrogen receptor turnover following administration of RAD1901. In total, 52 subjects were treated with doses between 200 mg and 1000 mg for up to 7 days. In addition, a subset of subjects received baseline and FES-PET after 7 days to evaluate ER signal attenuation.  During the study, all doses were well tolerated and there were no reports of dose limiting toxicities or serious adverse events.  In addition, each of the subjects in the FES-PET subset demonstrated suppression of the FES-PET signal to background levels after six days of dosing.  We believe that the overall safety and tolerability experienced throughout this study is supportive of continued development of RAD1901.

In December 2014, we commenced a Phase 1, multicenter, open-label, two-part, dose-escalation study of RAD1901 in postmenopausal women with advanced estrogen receptor positive and HER2-negative breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of RAD1901.

We continue to enroll patients and expect to report further progress by the end of 2015. In addition, we expect to commence a Phase 1 FES-PET study in patients with metastatic breast cancer in the European Union by the end of 2015, and to initiate expansion cohorts in 2016.

On July 15, 2015, we announced that early but promising preclinical data show that our investigational drug RAD1901, in combination with Pfizer’s palbociclib, a CDK4/6 inhibitor, or Novartis’ everolimus, an mTOR inhibitor, was effective in shrinking tumors. In patient-derived xenograft (PDx) breast cancer models with either wild type or mutant ESR1, treatment with RAD1901 resulted in marked tumor growth inhibition, and the combination of RAD1901 with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone.  We are currently assessing the possibility of developing RAD1901 in combination with other agents either on our own or in collaboration with strategic partners.

In a successful Phase 2A proof of concept study, RAD1901 at lower doses has shown potential to be effective for the treatment of postmenopausal vasomotor symptoms such as hot flashes. We intend to commence a Phase 2B clinical study of RAD1901 for the potential treatment of postmenopausal vasomotor symptoms by the end of 2015.

Financial Overview

Research and Development Expenses

Research and development expenses consist primarily of clinical testing costs made to contract research organizations, salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development costs as they are incurred.

None of the research and development expenses in relation to our product candidates are currently borne by third parties. Our lead product candidate is the investigational drug abaloparatide, and it represents the largest portion of our research and development expenses for our product candidates. We began tracking program expenses for abaloparatide-SC in 2005, and program expenses from inception to September 30, 2015 were approximately $191.4 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to September 30, 2015 were approximately $32.4 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to September 30, 2015 were approximately $22.8 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to September 30, 2015 were approximately $5.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Abaloparatide-SC	4,993	10,132	15,468	26,779
Abaloparatide-TD	585	523	1,287	992
RAD1901	1,607	1,027	5,047	1,402
RAD140	26	—	26	—

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

Interest expense for the three and nine months ended September 30, 2015 reflects interest due under our loan and security agreement, entered into on May 30, 2014 and amended on July 10, 2014, February 13, 2015 and April 8, 2015, or the New Credit Facility, with Solar Capital Ltd., or Solar, as agent and lender, and Oxford Finance LLC, or Oxford, as lender. Under the New Credit Facility, we drew $21.0 million under an initial term loan on May 30, 2014 and $4.0 million under a second term loan on July 10, 2014. On August, 4, 2015, we paid all amounts owed under our Credit Facility.  After consideration of relevant fees required under the New Credit Facility, the total payment amounted to $26.5 million. Interest expense for the three and nine months ended September 30, 2014 reflects interest due under the New Credit Facility and our loan and security agreement, entered into on May 23, 2011 with General Electric Capital Corporation, as agent and lender, and Oxford, as a lender, or the Original Credit Facility. Under the Original Credit Facility, we drew $12.5 million under an initial and second term loan during the year ended December 31, 2011 and an additional $12.5 million under a third term loan during the year ended December 31, 2012.  On May 30, 2014, we used approximately $9.3 million of the New Credit Facility to repay all the amounts owed under the Original Credit Facility.

Other (Expense) Income

For the nine months ended September 30, 2014, other (expense) income reflects changes in the fair value of our warrant liability and the Series A-6 convertible preferred stock liability and stock asset from the date of the initial accrual to the reporting date.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We evaluate our policies and estimates on an ongoing basis, including those related to accrued clinical expenses, research and development expenses, stock-based compensation and fair value measures, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. Management bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three and nine months ended September 30, 2015. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three Months Ended September 30, 2015 and September 30, 2014 (in thousands, except percentages)

	Three Months Ended
	September 30,		Change
	2015	2014	$	%

Operating expenses:
Research and development	$18,217	$13,817	$4,400	32%
General and administrative	8,456	2,836	5,620	198%
Loss from operations	(26,673)	(16,653)	10,020	60%
Other (expense) income:
Other income (expense), net	1	—	1	100%
Loss on retirement of note payable	(1,572)	—	1,572	100%
Interest (expense) income, net	(20)	(767)	(747)	(97)%
Net Loss	$(28,264)	$(17,420)	$10,844	62%

Research and development expenses—For the three months ended September 30, 2015, research and development expense was $18.2 million compared to $13.8 million for the three months ended September 30, 2014, an increase of $4.4 million, or 32%. This increase was primarily driven by higher consulting costs incurred during the three months ended September 30, 2015 to support our planned MAA and NDA submissions for our investigational product candidate abaloparatide-SC. This increase was also a result of an increase in compensation expense, including stock-based compensation, due to an increase in headcount from 12 research and development employees as of September 30, 2014 to 42 research and development employees as of September 30, 2015. These amounts were partially offset by a decrease in the total professional contract service costs associated with the development of abaloparatide-SC resulting from the completion of the Phase 3 18-month fracture study in October 2014 and the first six months of the ACTIVExtend clinical trial. We expect that costs associated with the development of abaloparatide-SC will continue to decrease over the course of the ACTIVExtend clinical trial as patients complete treatment.

We expect that the costs associated with the development of abaloparatide-TD will increase as we begin to advance an optimized abaloparatide-TD product in additional clinical studies. We expect that the costs associated with the development of RAD1901 will increase as we begin to advance RAD1901 through various preclinical and clinical studies, including a Phase 1 study in metastatic breast cancer, which commenced in late 2014, and a Phase 2b study in postmenopausal vasomotor symptoms, which is expected to commence by the end of 2015.

General and administrative expenses— For the three months ended September 30, 2015, general and administrative expense was $8.5 million compared to $2.8 million for the three months ended September 30, 2014, an increase of $5.6 million, or 198%. This increase was primarily the result of an increase of approximately $2.8 million in professional support costs and legal fees during the three months ended September 30, 2015, including the costs associated with increasing headcount from five general and administrative employees as of September 30, 2014 to 21 general and administrative employees as of September 30, 2015, and preparing for the potential commercialization of abaloparatide-SC, subject to a favorable regulatory review.

Loss on retirement of note payable—For the three months ended September 30, 2015, there was loss on retirement of note payable of $1.6 million. This loss was a result of the prepayment of our New Credit Facility on August 4, 2015.

Interest (expense) income, net—For the three months ended September 30, 2015, interest expense, net of interest income, was $20 thousand compared to $0.8 million for the three months ended September 30, 2014, a decrease of $0.7 million, or 97%. This decrease was primarily a result of lower average debt outstanding during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and September 30, 2014 (in thousands, except percentages)

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%

Operating expenses:
Research and development	$46,054	$34,152	$11,902	35%
General and administrative	19,212	8,045	11,167	139%
Loss from operations	(65,266)	(42,197)	23,069	55%
Other (expense) income:
Other (expense) income, net	(127)	(506)	(379)	(75)%
Loss on retirement of note payable	(1,572)	(203)	1,369	674%
Interest (expense) income, net	(1,321)	(1,611)	(290)	(18)%
Net Loss	$(68,286)	$(44,517)	$23,769	53%

Research and development expenses—For the nine months ended September 30, 2015, research and development expense was $46.1 million compared to $34.2 million for the nine months ended September 30, 2014, an increase of $11.9 million, or 35%. This increase was primarily a result of an increase in compensation expense, due to an increase in headcount from 12 research and development employees as of September 30, 2014 to 42 research and development employees as of September 30, 2015, an increase in non-employee stock-based compensation expense due to the significant increase in our stock price and an increase in employee stock-based compensation expense due to an increase in new hire options grants. This increase was also driven by higher consulting costs incurred during the nine months ended September 30, 2015 to support our planned MAA and NDA submissions for our investigational product candidate abaloparatide-SC, and an increase in contract service costs associated with the development of our investigational product candidate RAD1901 as a result of the initiation of various preclinical and manufacturing activities in late 2014. These amounts were partially offset by a decrease in the total professional contract service costs associated with the development of abaloparatide-SC resulting from the completion of the Phase 3 18-month fracture study in October 2014 and the first six months of the ACTIVExtend clinical trial. We expect that costs associated with the development of abaloparatide-SC will continue to decrease over the course of the ACTIVExtend clinical trial as patients complete treatment.

We expect that the costs associated with the development of abaloparatide-TD will increase as we begin to advance an optimized abaloparatide-TD product in additional clinical studies. We expect that the costs associated with the development of RAD1901 will increase as we begin to advance RAD1901 through various preclinical and clinical studies, including a Phase 1 study in metastatic breast cancer, which commenced in late 2014, and a Phase 2B study in vasomotor symptoms, which is expected to commence by the end of 2015.

General and administrative expenses— For the nine months ended September 30, 2015, general and administrative expense was $19.2 million compared to $8.0 million for the nine months ended September 30, 2014, an increase of $11.2 million, or 139%. This increase was primarily the result of an increase of approximately $6.1 million in professional support costs and legal fees during the nine months ended September 30, 2015, including the costs associated with increasing headcount from five general and administrative employees as of September 30, 2014 to 21 general and administrative employees as of September 30, 2015, and preparing for the potential commercialization of abaloparatide-SC, subject to a favorable regulatory review. This increase can also be attributed to higher compensation costs, including non-cash stock-based compensation expense, due to the overall increase in employee headcount.

Other (expense) income, net—For the nine months ended September 30, 2015, there was other expense, net of other income, of $0.1 million as compared to other expense, net of other income during the nine months ended September 30, 2014 of $0.5 million. The $0.5 million of other expense, net of income, incurred during the nine months ended September 30, 2014, was primarily due to an increase in the fair value of our stock liability and other liability as a result of an increase in the fair value of the underlying convertible preferred stock from December 31, 2013 to June 6, 2014.

Loss on retirement of note payable—For the nine months ended September 30, 2015, there was a loss on retirement of note payable of $1.6 million. This loss was a result of the prepayment of our New Credit Facility on August 4, 2015. For the nine months ended September 30, 2014, there was a loss of $0.2 million for the nine months ended September 30, 2014. This loss was a result of the prepayment of our Original Credit Facility on May 30, 2014.

Interest (expense) income, net—For the nine months ended September 30, 2015, interest expense, net of interest income, was $1.3 million compared to $1.6 million for the nine months ended September 30, 2014, an decrease of $0.3 million, or 18%. This decrease was primarily a result of lower weighted average effective interest rate during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Liquidity and Capital Resources

From inception to September 30, 2015, we have incurred an accumulated deficit of $412.5 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash, cash equivalents and short-term marketable securities balance as of September 30, 2015 was $500.8 million.  We have financed our operations since inception primarily through the public offerings of our common stock, private sales of preferred stock, borrowings under credit facilities and the receipt of $5.0 million in fees associated with an option agreement.

Based upon our cash, cash equivalents and marketable securities balance, we believe that, prior to the consideration of revenue from the potential future sales of any of our investigational products or proceeds from partnership activities, we have sufficient capital to fund our development plans, U.S. commercial scale-up and other operational activities into 2018. We expect to finance the future development costs of our clinical product portfolio with our existing cash, cash equivalents and marketable securities, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, or the incurrence of debt.  However, there is no guarantee that any of these strategic financing opportunities will be available to us on favorable terms, and some could be dilutive to existing stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development and commercialization activities, the results of our clinical trials, and the review and potential approval of our products by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency. The successful development of our investigational product candidates is subject to numerous risks and uncertainties associated with developing drugs, which could have a significant impact on the cost and timing associated with the development of our product candidates. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any investigational product candidates from the FDA and foreign regulatory authorities.

Abaloparatide-SC is our only product candidate in late stage development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have not submitted an NDA to the FDA or comparable applications to foreign regulatory authorities. Obtaining approval of a product candidate is an extensive, lengthy, expensive and uncertain process, and any approval of abaloparatide-SC may be delayed, limited or denied for many reasons. See “Risk Factors — Risks Related to the Discovery, Development and Commercialization of Our Product Candidates — We are heavily dependent on the success of abaloparatide-SC. We cannot be certain that abaloparatide-SC will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.”

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,		Change
	2015	2014	$	%

Net cash (used in) provided by:
Operating activities	$(60,066)	$(31,971)	$28,095	88%
Investing activities	(256,490)	(52,954)	203,536	384%
Financing activities	456,710	89,088	367,622	413%
Net increase in cash and cash equivalents	$140,154	$4,163

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2015 was $60.1 million, which was primarily the result of a net loss of $68.3 million and net changes in working capital of $4.7 million, partially offset by $12.9 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $68.3 million net loss was primarily due to abaloparatide-SC program development expenses along with employee compensation and consulting costs incurred to support future regulatory submissions and preparation for the potential commercial launch of abaloparatide-SC. The $12.9 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $10.0 million, loss on retirement of note payable of $1.6 million and amortization of premiums (discounts) on marketable securities of $1.0 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2015 was $256.5 million, which was primarily the result of $420.7 million of purchases of marketable securities, partially offset by $164.5 million of net proceeds received from the sale or maturity of marketable securities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 was $456.7 million, as compared to $89.1 million net cash provided by financing activities during the nine months ended September 30, 2014. Net cash provided by financing activities during the nine months ended September 30, 2015 consisted of $482.3 million of net proceeds received from public offerings of our common stock in January and July of 2015, partially offset by the repayment of our New Credit Facility.

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

Contractual Obligations

During the nine months ended September 30, 2015, there have been no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We recognized research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Trial, or a twenty-month period, except for the amounts due under the fourth amendment to the Work Statement NB-1, which we recognized on a per patient basis when the end-of-study visit and all other required procedures were completed. We recorded no expense and $1.2 million of research and development expense during the three months ended September 30, 2015 and 2014, respectively, and no expense and $8.1 million during the nine months ended September 30, 2015 and 2014, respectively for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study. As of September 30, 2015, all obligations due to Nordic under Work Statement NB-1 had been paid.

Abaloparatide-SC Phase 3 Clinical Extension Study— On February 21, 2013, we entered into the Work Statement NB-3, as amended on March 4, 2014 and April 30, 2015, or the Work Statement NB-3. Pursuant to the Work Statement NB-3, Nordic performed an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the Phase 3 clinical trial of abaloparatide-SC, or the Extension Study, and, upon completion of this initial six months, an additional period of 18 months of standard-of-care osteoporosis management, or the Second Extension.

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

Payments in cash to be made to Nordic under the Work Statement NB-3, as amended by the NB-3 Amendment, are denominated in both euros and U.S. dollars and total up to €11.6 million ($13.0 million) and $1.1 million, respectively. In addition, payments are due to Nordic in connection with the Work Statement NB-3 pursuant to the Stock Issuance Agreement, as discussed below. As of September 30, 2015, all obligations due to Nordic in relation to the Extension Study had been paid.

We recognize research and development expense for the amounts due to Nordic under the Extension Study and the Second Extension ratably over the estimated per patient treatment periods beginning upon enrollment or over a nine-month and nineteen-month period, respectively. We recorded $1.5 million and $2.3 million of research and development expense during the three months ended September 30, 2015 and 2014, respectively, and $4.1 million and $7.7 million for the nine months ended September 30, 2015 and 2014, respectively, for per patient costs incurred.

As of September 30, 2015, we had a liability of $3.1 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic under the Second Extension, which are payable in cash.

Stock Issuance Agreement—Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase 6,443 shares of our Series A-5 convertible preferred stock, which provided them with the right to receive quarterly stock dividends, payable in shares of our Series A-6 convertible preferred stock, for services rendered under Work Statement NB-1 and Work Statement NB-3. The Stock Issuance Agreement was later amended to provide that in the event an initial public offering of our common stock occurred prior to June 30, 2014, any rights to receive stock dividends in relation to Work Statement NB-1 and Work Statement NB-3, for all periods of time after 2014, would be changed from the right to receive stock to the right to receive a total cash payment of $4.3 million, payable in ten equal monthly installments of $430,000 beginning on March 31, 2015.  The amendment also stipulated that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an initial public offering be payable in cash. As we completed an initial public offering on June 11, 2014, Nordic no longer has the right to receive stock and has been paid in cash for all periods after June 11, 2014.

License Agreement Obligations

Abaloparatide

In September 2005, we exclusively licensed the worldwide rights (except Japan) to abaloparatide and analogs from an affiliate of Ipsen Pharma SAS, or Ipsen.

In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future regulatory and commercial milestones, including upon acceptance of an NDA submission, or any equivalent application, for review by the FDA or foreign regulatory authorities. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($11.2 million to $40.2 million). Should abaloparatide be approved and subsequently commercialized, we will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of licensed patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. The private placements and other transactions that have occurred since our inception may have triggered an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of prior private placements, sales of common stock by our existing stockholders or additional sales of common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed our study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

New Accounting Standards

See note 2, Basis of Presentation and Significant Accounting Policies — Accounting Standards Updates and Basis of Presentation and Significant Accounting Policies, in “Notes to Condensed Financial Statements,” for a discussion of new accounting standards.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

We are exposed to market risk related to changes in the dollar/euro exchange rate because a portion of our development costs are denominated in foreign currencies.  We do not hedge our foreign currency exchange rate risk.  However, an immediate 10 percent adverse change in the dollar/euro exchange rate would not have a material effect on financial results.

We are exposed to market risk related to changes in interest rates. As of September 30, 2015, we had cash, cash equivalents and short-term marketable securities of $500.8 million, consisting of cash, money market funds, domestic corporate debt securities, domestic corporate commercial paper, and asset-backed securities. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. As of September 30, 2015, we do not have any hard to value investment securities or securities for which a market is not readily available or active.

We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

None.

Item 1A.                                                Risk Factors.

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

We had net losses of $68.3 million for the nine months ended September 30, 2015 and $62.5 million and $60.7 million for the years ended December 31, 2014 and 2013, respectively. As of September 30, 2015, we had an accumulated deficit of $412.5 million. Until we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses and may never achieve or maintain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially as we:

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are abaloparatide-SC, abaloparatide-TD, RAD1901 and RAD140, and none of these product candidates is approved by the FDA or foreign regulatory authorities for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures with our existing cash and cash equivalents and short-term marketable securities, or through strategic financing opportunities, future offerings of our equity, and/or the incurrence of debt.

Based upon our cash, cash equivalents and short-term marketable securities balance at September 30, 2015, we believe that, prior to the consideration of revenue from the potential future sales of any of our investigational products, we have sufficient capital to fund our development plans, U.S. commercial scale-up and other operational activities into 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. If we fail to obtain additional capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts for any product candidate that is approved, forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are heavily dependent on the success of our investigational product candidate abaloparatide-SC. We cannot be certain that abaloparatide-SC will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

Abaloparatide-SC is our only product candidate in late-stage clinical development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop approved and marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and foreign regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market abaloparatide-SC in the United States unless and until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in those foreign countries. In addition, the approval of abaloparatide-TD as a line extension to abaloparatide-SC is dependent on the earlier approval of abaloparatide-SC. We have not submitted an NDA to the FDA or comparable applications to regulatory authorities in other countries. Obtaining approval of a product candidate is an extensive, lengthy, expensive and uncertain process, and any approval of abaloparatide-SC may be delayed, limited or denied for many reasons, including:

•                  we may not be able to demonstrate that abaloparatide is safe and effective as a treatment for reduction of fracture risk in postmenopausal women with severe osteoporosis to the satisfaction of the FDA or foreign regulatory authorities;

•                  the results of our clinical studies may not meet the level of statistical or clinical significance required for marketing approval;

•                  the FDA or foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical studies;

•                  any clinical research organizations, or CROs, that we have retained or may in the future retain, to conduct clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

•                  the FDA or foreign regulatory authorities may not find the data from preclinical studies and clinical studies sufficient to demonstrate that abaloparatide’s clinical and other benefits outweigh its safety risks;

•                  the FDA or foreign regulatory authorities may disagree with our interpretation of data from our preclinical studies and clinical studies or may require that we conduct additional studies;

•                  the FDA or foreign regulatory authorities may not accept data generated at our clinical study sites;

•                  the FDA or foreign regulatory authorities may not agree with our proposed labeling and may require labeling that undermines or otherwise significantly impairs the commercial value of the product if it were to be approved with such labeling;

•                  the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval;

•                  if our NDA is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical studies, limitations on approved labeling or distribution and use restrictions; or

•                  the FDA or foreign regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers.

In addition, the FDA or foreign regulatory authorities may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the FDA believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis. Our abaloparatide-SC pivotal Phase 3 clinical trial is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from the first six months extension of the abaloparatide 80 µg and placebo groups in our Phase 3 study, which groups received an approved alendronate (generic Fosamax) therapy for osteoporosis management. The NDA that we plan to submit to the FDA for abaloparatide-SC as a proposed treatment for osteoporosis will include the 24-month fracture data. We cannot be certain that the FDA will be supportive of this plan, will not change this approval policy again or will not adopt other approval policies or regulations that adversely affect any NDA that we may submit, the occurrence of any of which may further delay FDA approval.

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates, including any product candidate we are currently developing or may acquire or develop in the future. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its indicated use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for proposed uses.

In 2007, we entered into a global pharmacovigilance agreement with Teijin Limited, or Teijin, a Japanese pharmaceutical company, that provides for the exchange of information related to serious and non-serious adverse reactions to abaloparatide by patients enrolled in clinical studies. The purpose of the agreement is to enable safety reporting to global health agencies. We believe Teijin has fully enrolled a Phase 2 clinical study of abaloparatide-SC in Japan for the treatment of postmenopausal osteoporosis that is expected to report results later this year. Should Teijin advise us in accordance with our agreement of a serious adverse event experienced by patients enrolled in their study, we would need to report the serious adverse event to the FDA and the European Medicines Agency, or EMA, which could adversely affect or delay our ability to obtain regulatory approvals in the United States and Europe.

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

The abaloparatide-SC finished product is a drug/device combination product candidate with both a drug and device component and with the primary mode of action being provided by the investigational drug abaloparatide. Based on our discussions to date with the FDA, we believe that abaloparatide-SC will be regulated as a combination product by the FDA, and both drug and device components will be required for review as part of our NDA submission. We expect that our NDA would be submitted to the Center for Drug Evaluation and Research and be reviewed with support from the FDA Office of Combination Products and the FDA Center for Devices and Radiological Health for the device aspects of the abaloparatide-SC product candidate. In addition, there are device-related manufacturing and other regulatory requirements (e.g., current good manufacturing practices, or cGMPs, and adverse event reporting) to which we may be subject by virtue of the product’s status as a drug/device combination product. As a result of these factors, we may experience delays in the product development and regulatory review and approval process in seeking a drug/device combination product approval under an NDA.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. A substantial portion of our abaloparatide development costs are denominated in euros and any adverse movement in the dollar/euro exchange rate will result in increased costs and require us to raise additional capital to complete the development of our products. The clinical trial process is also time consuming. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•                  changes in government regulation, administrative action or changes in FDA or foreign regulatory authority policy with respect to clinical trials that change the requirements for approval;

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

In addition, we, the FDA, or other equivalent regulatory authorities and ethics committees with jurisdiction over our studies may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA or foreign regulatory authorities find deficiencies in our regulatory submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for existing or future clinical trials. Any such unexpected expenses or delays in our clinical trials could increase our need for additional capital, which may not be available on favorable terms or at all.

Most of our investigational product candidates are in early stages of clinical trials.

Except for abaloparatide-SC and abaloparatide-TD, each of our other product candidates (i.e., RAD1901 and RAD140) is in the early stages of development and requires extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an NDA or equivalent application to foreign regulatory authorities for regulatory approval for any of our product candidates or whether any such NDA or equivalent application would be accepted for filing by the FDA or foreign regulatory authorities or approved if filed.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if we obtain marketing approval of a product candidate, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety and/or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and, if we market our products for other than their approved indications, we may be subject to enforcement action for off-label marketing.

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

Even if the FDA or foreign regulatory authorities approves one or more of our product candidates, physicians and patients may not accept and use them. Acceptance and use of any of our products will depend upon a number of factors including:

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

We may not be able to initiate or continue clinical trials for some of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. In addition, many of our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

The Phase 3 clinical trial and subsequent extension studies of abaloparatide-SC are being managed by Nordic Bioscience Clinical Development VII A/S, or Nordic, at certain clinical sites operated by the Center for Clinical and Basic Research, or CCBR, a leading global CRO with extensive experience in global osteoporosis registration studies. Nordic controls, and holds an ownership interest in, the local CCBR clinical sites. The clinical trial investigators are employees of CCBR and may also hold an equity interest in the local CCBR clinical trials.

In consideration of Nordic’s management of our Phase 3 clinical trial and subsequent extension studies, we agreed to make various cash payments to Nordic denominated in both euros and U.S. dollars over the course of the Phase 3 ACTIVE and ACTIVExtend clinical trials, or the ACTIVE Clinical Trials, equal to a total of up to approximately €52.7 million ($58.8 million) and a total of up to approximately $4.4 million plus up to an additional $5.0 million in aggregate performance incentive payments, payable in cash or stock depending on the timing of the closing of an underwritten offering of shares of our common stock. We also agreed to sell shares of capital stock to Nordic that were exchanged in May 2011 for 6,443 shares of our series A-5 convertible preferred stock for proceeds of approximately $0.5 million. These shares of our series A-5 convertible preferred stock automatically converted into 28,258 shares of our common stock upon the listing of our common stock on the NASDAQ Global Market. Pursuant to the terms of our agreements with Nordic, we were required to issue to Nordic shares of stock with an aggregate value of up to approximately €44.3 million ($49.4 million) and $0.8 million in consideration of Nordic’s management of the ACTIVE Clinical Trials. These shares of stock accrued at a quarterly rate based on the progress of the ACTIVE Clinical Trials and were issuable at a price per share equal to the greater of (1) the fair market value of our common stock as of the applicable accrual date or (2) $81.42 and rounding down the resulting quotient to the nearest whole number. On each of December 31, 2013 and March 31, 2014, our Board of Directors declared a stock dividend to pay all shares of stock that had accrued as of such dates and that were anticipated to accrue through December 31, 2014, representing an aggregate of 682,958 shares of our Series A-6 convertible preferred stock that automatically converted into 2,995,453 shares of our common stock upon the listing of our common stock on the NASDAQ Global Market. Following the completion of our initial public offering of shares of our common stock on June 11, 2014, or our initial public offering, all compensation remaining payable to Nordic in consideration of their management of the ACTIVE Clinical Trials became payable in cash.

The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control. Accordingly, the shares of stock that we have issued to Nordic in consideration of Nordic’s management of the ACTIVE Clinical Trials may be less than the full value originally anticipated under our agreements with Nordic, assuming Nordic did not expect the fair market value of our stock to fluctuate widely over the term of such agreements. As a result, the total consideration that Nordic received in stock and will receive in cash may be viewed to be below the market price paid by other companies for comparable clinical trial services.

Because of the potential decrease in the value of the common stock issued to Nordic if there was a negative outcome of the ACTIVE Clinical Trials, Nordic, CCBR and the clinical trial investigators may be viewed as having a financial interest in the outcome of the study. We have obtained written acknowledgments from the clinical trial investigators certifying that they have no financial interest in the outcome of the ACTIVE Clinical Trials. However, if the FDA, the EMA, or any other similar regulatory or governmental authority determines that Nordic, CCBR or the clinical trial investigators have a financial interest that affected the reliability of the data from the ACTIVE Clinical Trials, we could be subject to additional regulatory scrutiny and the utility of the ACTIVE Clinical Trials for purposes of our planned regulatory submissions could be compromised, which could have a material adverse effect on our business and the value of our common stock.

We will rely exclusively on third parties to formulate and manufacture our product candidates.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We have entered into agreements with contract manufacturers to manufacture our product candidates for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of our product candidates. We may not have sufficient clinical supplies of our product candidates but believe that our contract manufacturers will be able to produce sufficient supply of our product candidates to complete all of the planned clinical studies. If our contract manufacturers are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our clinical studies, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies. Any modification of our finished product or modification or termination of our clinical studies could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product if it were to be approved, which would materially harm our business and impair our ability to raise capital. In addition, the facilities and processes and controls used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA and our marketing authorization application, or MAA, to the EMA. We do not control the facilities or manufacturing process and controls of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve our contract manufacturers for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We depend on a number of single source contract manufacturers to supply key components of abaloparatide. For example, we depend on Lonza Group Ltd., or Lonza, which produces supplies of bulk drug product of abaloparatide to support the abaloparatide-SC and abaloparatide-TD clinical studies and any potential commercial launch. We also depend on Vetter Pharma Fertigung GmbH & Co, or Vetter, and Ypsomed AG, or Ypsomed, for the production of finished supplies of abaloparatide-SC and we depend on 3M Co. and 3M Innovative Properties Co., or, together 3M, for the production of abaloparatide-TD. Because of our dependence on Vetter for the “fill and finish” part of the manufacturing process for abaloparatide-SC, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of abaloparatide to meet the needs of our clinical studies or be able to scale to commercial production of abaloparatide. While we are currently in discussions, to date, we have not entered into a long-term agreement with any of Lonza, Vetter or Ypsomed, each of whom currently produces abaloparatide or related components on a purchase order basis for us. Accordingly, Lonza, Vetter and Ypsomed could terminate their relationship with us at any time and for any reason. We may not be able to negotiate long-term agreements on acceptable terms, or at all. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce abaloparatide or related components in required quantities, on a timely basis or at all, or if we are forced to accept unfavorable terms for our future relationship, our business and financial condition would be materially harmed. Because the manufacturing process for abaloparatide-TD requires the use of 3M’s proprietary technology, 3M is our sole source for finished clinical trial supplies of abaloparatide-TD. To date, we have not entered into a commercial supply agreement with 3M. If we were not able to negotiate commercial supply terms with 3M, as we depend on 3M for production of abaloparatide-TD, we would be unable to commercialize this product if it were to be approved. Or, if we are forced to accept unfavorable terms for our future relationship with 3M, our business and financial condition would be materially harmed. If any of our current product candidates or any product candidates we may develop or acquire in the future receive FDA or foreign regulatory authority approval, we will rely on one or more third-party contractors to manufacture our drugs or related components. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or foreign regulatory authorities or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

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

The market for our product candidates is characterized by intense competition and rapid technological advances. If any of our product candidates receives FDA or foreign regulatory authority approval, it will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

•                  private health maintenance organizations and health insurers; and

•                  other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if one of our product candidates is approved by the FDA or foreign regulatory authorities, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover the costs of our drug. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our product candidates, once approved, market acceptance of our products could be reduced.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. Even if one of our investigational product candidates is approved by the FDA or foreign regulatory authorities, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators.

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

Our commercial success is significantly dependent on intellectual property related to our portfolio of product candidates. We are either the licensee or assignee of numerous issued and pending patent applications that cover various aspects of our assets, including abaloparatide-SC, abaloparatide-TD, RAD1901 and RAD140.

Patents covering abaloparatide as a composition of matter have been issued in the United States (US Patent No. 5,969,095) and several additional countries. Because the abaloparatide composition of matter patent was filed in 1996, it is expected to have an expiration in 2016 in the United States (this date does not include the possibility of Hatch-Waxman patent term extension, which could extend the expiration in the United States into the first quarter of 2021 if an application for extension is made and the maximum extension is granted by the United States Patent and Trademark Office, or USPTO), and additional countries where it has issued. European Patent No. 0847278, which was included in the license from Ipsen Pharma SAS, or Ipsen, and claimed the composition of matter of abaloparatide, lapsed due to Ipsen’s failure to pay annuities. We are pursuing restoration of those patent rights. To date, the patent rights in Austria, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden and the United Kingdom have been restored. As a result of the lapse of patent rights, we believe that some of Ipsen’s rights under our license agreement with Ipsen have terminated.  We are in discussions with Ipsen regarding these Ipsen rights and related terms of our license agreement.  If we fail to reach agreement, we or Ipsen may determine to pursue available remedies, including formal dispute resolution. We believe that the data and market exclusivity provided in Europe for a new chemical entity, coupled with the need for a potential competitor to conduct clinical trials, will likely provide a longer barrier to entry than the patent protection provided by the original European patent term, which would have expired in 2016, plus a five year maximum Supplemental Protection Certificate.

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

We and 3M are co-assignees to several foreign and corresponding U.S. patent applications with the earliest priority date of April 22, 2011, which cover various aspects of abaloparatide for microneedle application. Any issued patents resulting from these applications will expire in 2032. However, pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of claimed inventions are not always predictable. Additional intellectual property covering abaloparatide-TD technology exists in the form of proprietary information protected as trade secrets. These can be accidentally disclosed to, independently derived by or misappropriated by competitors, possibly reducing or eliminating the exclusivity advantages of this form of intellectual property, thereby allowing those competitors more rapid entry into the marketplace with a competitive product which reduces our advantage with abaloparatide-TD. In addition, trade secrets may in some instances become publicly available through required disclosures in regulatory files. Alternatively, competitors may sometimes reverse engineer a product once it becomes available on the market. Even where a competitor does not use an identical technology for the delivery of abaloparatide, it is possible that they could achieve an equivalent or even superior result using another technology. Such occurrences could lead to either one or more alternative competitor products becoming available on the market and/or one or more generic competitor products on the market gaining market share and causing a corresponding decrease in market share and/or price for abaloparatide-TD even if it were to be successfully developed and approved by the FDA.

Patents covering RAD1901 as a composition of matter, as well as the use of RAD1901 for the treatment of estrogen-dependent breast cancer, have been issued in the United States, Canada, Australia, Japan and Europe, and are pending in India. The RAD1901 composition of matter patents in the United States expire in 2023 and may be extended to 2026 (absent any Hatch-Waxman patent term extension). One patent has been issued in the United States (US Patent No. 8,933,130) for treating vasomotor disturbances or hot flashes on January 13, 2015 (statutory term expires on June 22, 2027, and may be extended to October 19, 2031 with 1,580 days of patent term adjustment due to delays in patent prosecution by the USPTO).  Additional patent applications relating to methods of treating vasomotor symptoms and clinical dosage strengths using RAD1901 have been filed. Pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of any claimed invention before a patent office are not always predictable. As a result, we could encounter challenges or difficulties in building, maintaining and/or defending our intellectual property both in the United States and abroad.

Patent applications covering RAD140 and other selective androgen receptor modulator compounds have been granted in the United States, Europe, Canada, Mexico, Japan and Australia, and are pending in the United States and elsewhere. The RAD140 composition of matter patents expire in 2029 in the United States (absent any Hatch-Waxman patent term extension) and additional countries if and when they issue.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued that protect our technology or products or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Assuming the other requirements for patentability are met, in the United States, prior to March 16, 2013, the first to make the claimed invention was entitled to the patent, or a “first-to-invent” system, while outside the United States, the first to file a patent application is entitled to the patent, or a “first-to-file” system. With the implementation of the Leahy-Smith America Invents Act, the United States now has a first-to-file system for patent applications filed on or after March 16, 2013. We may become involved in opposition, interference or derivation proceedings challenging our patent rights or the patent rights of others. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. An adverse determination in any such proceeding could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

We are subject to several healthcare regulations and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•                  the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of various electronic healthcare transactions and protects the security and privacy of protected health information;

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company listed on the NASDAQ Global Market, or NASDAQ, we have incurred and will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and are making some activities more time-consuming and costly.

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

Our directors and executive officers, together with their affiliates, beneficially owned approximately 8.6 million shares of our common stock as of September 30, 2015. These stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. We have reserved 6,159,510 shares of our common stock for issuance under our equity incentive plans as of September 30, 2015, which includes 4,374,388 shares of common stock issuable upon the exercise of options outstanding as of September 30, 2015, and 25,000 shares of common stock issuable upon the vesting of performance stock units, each of which will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, as of September 30, 2015, warrants to purchase 643,362 shares of our common stock were outstanding. Shares of our common stock issued upon exercise of these warrants may be sold in the public market, subject to prior registration or under an exemption from registration.

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

Section 203 of the Delaware General Corporation Law prohibits, subject to some exceptions, “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                            Defaults Upon Senior Securities.

None.

Item 4.                            Mine Safety Disclosures.

None.

Item 5.                            Other Information.

None.

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

Date: November 5, 2015

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 5, 2015

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation, filed on June 11, 2014	8-K	001-35726	3.1	6/13/14

3.2	Amended and Restated By-Laws	8-K	001-35726	3.2	6/13/14

10.1	Amendment No. 3, dated July 28, 2015 and effective as of July 8, 2015, to Work Statement NB-3, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII/AS, as amended	10-Q	001-35726	10.8	8/6/15

10.2†	Work Order No. 11, dated August 11, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company and LONZA Sales Ltd., as amended					*

10.3†	Work Order No. 12, dated August 24, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company and LONZA Sales Ltd., as amended					*

10.4	Amendment No. 6, dated August 14, 2015, to the Pharmaceutical Development Agreement, dated January 2, 2006, by and between the Company and Beaufour Ipsen Industrie SAS, as amended					*

10.5†

Change Order Form #23, dated August 26, 2015, to Fifth Amendment to Development and Clinical Supplies Agreement, dated December 14, 2012 and effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co., as amended

*

10.6	First Amendment, dated September 9, 2015, to Lease, dated May 14, 2014, by and between the Company and BP Bay Colony LLC					*

10.7†	Work Order No.13, dated September 28, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company and LONZA Sales Ltd., as amended					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and					**

Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*                                         Filed herewith.

**                                  Furnished herewith.

†                                         Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.