Form 10-K
period 2015-12-31
Radius Health, Inc.
filed 2016-02-25
CIK 1428522

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock, $0.0001 par value per share ("Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2015 was $2.1 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

         Number of shares outstanding of the registrant's common stock, par value $0.0001 per share, as of February 19, 2016: 43,014,243

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2016 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

Radius Health, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015
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

  •
  the timing of and our ability to commercialize abaloparatide following regulatory approval;

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

 CURRENCY AND CONVERSIONS

        In this report, references to "dollar" or "$" are to the legal currency of the United States, and references to "euro" or "€" are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of December 31, 2015, which was €1.00 = $1.0859. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

        Trademarks appearing in this report are the property of their respective holders.

PART I

ITEM 1.    BUSINESS.

        Unless otherwise provided in this report, all references in this report to "we," "us," "our company," "our," or the "Company" refer to Radius Health, Inc.

Overview

        We are a science-driven biopharmaceutical company that is committed to developing innovative therapeutics in the areas of osteoporosis, oncology and endocrine diseases. Our lead product candidate, the investigational drug abaloparatide for subcutaneous injection, has completed Phase 3 development for potential use in the reduction of fracture risk in postmenopausal women with osteoporosis and is currently under regulatory review in Europe. Our clinical pipeline also includes an investigational abaloparatide transdermal patch for potential use in osteoporosis and the investigational drug RAD1901 for potential use in hormone-driven, or hormone-resistant, breast cancer, and vasomotor symptoms in postmenopausal women. Our preclinical pipeline includes RAD140, a non-steroidal selective androgen receptor modulator, or SARM, under investigation for potential applications in oncology and multiple conditions where androgen modulation may offer therapeutic benefit.

Our Investigational Product Candidates

        The following table identifies the investigational product candidates in our current product portfolio, their proposed indication and stage of development:

*
We submitted an MAA in the European Union for abaloparatide-SC in November 2015, which was validated in December 2015.

Abaloparatide

        Abaloparatide is an investigational therapy for the potential treatment of women with postmenopausal osteoporosis who are at an increased risk for a fracture. Abaloparatide is a novel synthetic peptide analog that engages the parathyroid hormone receptor, or PTH1 receptor, and was selected for clinical development based on its favorable bone building activity. Abaloparatide was created to have a unique mechanism of action with the goal of stimulating enhanced bone building activity including bone formation, increasing bone mineral density, restoring bone microarchitecture and augmenting bone strength. We are developing two formulations of abaloparatide:

  •
  Abaloparatide-SC—Abaloparatide has completed Phase 3 development for potential use as a daily self-administered injection, which we refer to as abaloparatide-SC. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan. In December 2014, we announced the positive 18-month top-line data from our Phase 3 ACTIVE clinical trial, in which abaloparatide-SC met the primary endpoint with a statistically significant reduction in new vertebral fractures versus placebo, and in June 2015, we announced the positive top-line data from the first six months of the ACTIVExtend clinical trial and the 24-month combined data from ACTIVE and ACTIVExtend. In November 2015, we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, which was validated and is currently undergoing regulatory review by the EMA. We intend to enter into one or more partnerships or collaborations for the potential commercialization of abaloparatide-SC prior to a commercial launch. We plan to submit a new drug application, or NDA, in the United States, at the end of the first quarter of 2016. Subject to regulatory review and a favorable regulatory outcome, we anticipate the first commercial sales of abaloparatide-SC will take place in 2016.

  •
  Abaloparatide-TD—We are also developing abaloparatide-transdermal, which we refer to as abaloparatide-TD, based on 3M's patented Microstructured Transdermal System technology for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-TD technology. During 2014, we reported progress towards the development of an optimized transdermal patch that may be capable of demonstrating comparability to abaloparatide-SC. In preliminary, nonhuman primate pharmacokinetic studies, we achieved a desirable pharmacokinetic profile, with comparable AUC, Cmax, Tmax and T1/2 relative to abaloparatide-SC. We believe that these results support continued clinical development of abaloparatide-TD toward future global regulatory submissions as a potential post-approval line extension of the investigational drug abaloparatide-SC. We commenced a human replicative clinical evaluation of the optimized abaloparatide-TD patch in December 2015, with the goal of achieving comparability to abaloparatide-SC. We expect to complete our clinical evaluation of the optimized abaloparatide-TD patch during 2016.

RAD1901

        RAD1901 is a selective estrogen receptor down-regulator/degrader, or SERD, that at high doses has potential for use as an oral non-steroidal treatment for hormone-driven, or hormone-resistant, breast cancer. RAD1901 is currently being investigated in postmenopausal women with advanced estrogen receptor positive, or ER-positive, HER2-negative breast cancer, the most common form of the disease. The compound has the potential for use as a single agent or in combination with other therapies to overcome endocrine resistance in breast cancer.

        In September 2015, we announced results from a Phase 1 maximum tolerated dose, or MTD, study of RAD1901 in 52 healthy volunteers. In the study, RAD1901 was administered to healthy postmenopausal women in doses ranging from 200mg to 1000mg, and the data showed that RAD1901 was well-tolerated and the overall safety was supportive of continued development. In addition, a subset of subjects that received 18F estradiol positron emission tomography, or FES-PET, imaging demonstrated suppression of the FES-PET signal to background levels after six days of dosing.

        In December 2014, we commenced a Phase 1, multicenter, open-label, two-part, dose-escalation study of RAD1901 in postmenopausal women with advanced ER-positive and HER2-negative breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of RAD1901. We expect to complete this study by the middle of 2016. Dose escalation is currently ongoing with no dose limiting toxicities to date and we expect to initiate expansion cohorts in 2016.

        In December 2015, we commenced a Phase 1 FES-PET study in patients with metastatic breast cancer in the European Union which includes the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following RAD1901 treatment.

        In July 2015, we announced that early but promising preclinical data showed that our investigational drug RAD1901, in combination with Pfizer's palbociclib, a cyclin-dependent kinase, or CDK, 4/6 inhibitor, or Novartis' everolimus, an mTOR inhibitor, was effective in shrinking tumors. In patient-derived xenograft, or PDx, breast cancer models with either wild type or mutant ESR1, treatment with RAD1901 resulted in marked tumor growth inhibition, and the combination of RAD1901 with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone. We believe that this preclinical data suggests that RAD1901 has the potential to overcome endocrine resistance, is well-tolerated, and has a profile that is well suited for use in combination therapy.

        In January 2016 we entered into a worldwide clinical collaboration with Novartis Pharmaceuticals to evaluate the safety and efficacy of combining RAD1901, with Novartis' investigational agent LEE011 (ribociclib), a CDK 4/6 inhibitor, and BYL719 (alpelisib), an investigational phosphoinositide 3-kinase inhibitor.

        RAD1901 is also being evaluated at low doses as an estrogen receptor ligand for the potential relief of the frequency and severity of moderate to severe hot flashes in postmenopausal women with vasomotor symptoms. We commenced a Phase 2b clinical study of RAD1901 for the potential treatment of postmenopausal vasomotor symptoms in December 2015.

Our Strategy

        Our goal is to become a leading provider of therapeutics for osteoporosis, cancer and other serious endocrine diseases. To achieve this goal we plan to:

  •
  Obtain regulatory approval of abaloparatide-SC and establish sales and marketing capabilities to commercialize abaloparatide-SC in the United States.  We completed a Phase 3 clinical trial and the first six months of an extension trial of abaloparatide-SC for the potential use in the reduction of fractures in postmenopausal osteoporosis. We submitted an MAA in the European Union for abaloparatide-SC in November 2015, which was validated in December 2015, and plan to submit an NDA for abaloparatide-SC in the United States at the end of the first quarter of 2016.

  •
  Selectively pursue partnerships or collaborations to develop and/or commercialize our product candidates.  We intend to enter into one or more partnerships or collaborations for the development or commercialization of our product candidates. We intend to establish one or more partnerships or collaborations for the potential commercialization of abaloparatide-SC prior to a commercial launch.

  •
  Extend the lifecycle of abaloparatide through the continued development of abaloparatide-TD and additional clinical research.  We are developing abaloparatide-TD as a short-wear-time transdermal patch and we anticipate, pending successful development and a favorable regulatory outcome, commercial launch two to three years after the approval and first commercial sale of abaloparatide-SC. We initiated the clinical evaluation of the optimized abaloparatide-TD patch in December 2015, with the goal of achieving pharmacokinetic equivalence to abaloparatide-SC. We expect to complete our clinical evaluation of the optimized abaloparatide-TD patch during

    2016. We believe abaloparatide-TD may be submitted for regulatory approval based upon a demonstration of bioequivalence to abaloparatide-SC. Upon completion of clinical evaluation of the optimized abaloparatide-TD patch, we will meet with regulatory agencies to discuss the regulatory path for the abaloparatide-TD program. If our clinical trials of abaloparatide-SC and abaloparatide-TD are successful, we expect to seek marketing approval of abaloparatide-TD as a line extension of abaloparatide-SC.

    We are continuing to evaluate other underserved osteoporosis patient populations that might benefit from abaloparatide therapy. We may engage in additional clinical research to achieve additional labeling to treat these populations.

  •
  Advance the development of RAD1901 for the treatment of breast cancer and vasomotor symptoms.  During 2015, we completed a Phase 1 MTD study of RAD1901 in healthy volunteers, and commenced Phase 1 studies in patients with metastatic breast cancer in the United States and the European Union. Preliminary results show that RAD1901 has a favorable safety and tolerability profile and potential anti-tumor effect. We expect to initiate expansion cohorts in 2016. In addition, we commenced a Phase 2b study of RAD1901 for the treatment of vasomotor symptoms in December 2015.

  •
  Continue to expand our product portfolio.  We plan to leverage our drug development expertise to discover and develop additional investigational product candidates focused on serious endocrine-related diseases and conditions. We may also consider opportunistically expanding our product portfolio through in-licensing, acquisitions or partnerships.

Our Opportunity

Osteoporosis

        Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, which leads to greater fragility and an increase in fracture risk. All bones become more fragile and susceptible to fracture as the disease progresses. People tend to be unaware that their bones are getting weaker, and a person with osteoporosis can fracture a bone from even a minor fall. The debilitating effects of osteoporosis have substantial costs. Loss of mobility, admission to nursing homes and dependence on caregivers are all common consequences of osteoporosis. The prevalence of osteoporosis is growing and, according to the National Osteoporosis Foundation, or NOF, is significantly under-recognized and under-treated in the population. While the aging of the population is a primary driver of an increase in cases, osteoporosis is also increasing from the use of drugs that induce bone loss, such as chronic use of glucocorticoids and aromatase inhibitors that are increasingly used for breast cancer and hormone therapies used for prostate cancer.

        The NOF has estimated that 10 million people in the United States, composed of eight million women and two million men, already have osteoporosis, and another approximately 44 million have low bone mass placing them at increased risk for osteoporosis. In addition, the NOF has estimated that osteoporosis is responsible for more than two million fractures in the United States each year resulting in an estimated $19 billion in costs annually. The NOF expects that the number of fractures in the United States due to osteoporosis will rise to three million by 2025, resulting in an estimated $25.3 billion in costs each year. Worldwide, osteoporosis affects an estimated 200 million women according to the International Osteoporosis Foundation, or IOF, and causes more than 8.9 million fractures annually, which is equivalent to an osteoporotic fracture occurring approximately every three seconds. The IOF has estimated that 1.6 million hip fractures occur worldwide each year, and by 2050 this number could reach between 4.5 million and 6.3 million. The IOF estimates that in Europe alone, the annual cost of osteoporotic fractures could surpass €76 billion by 2050.

        In 2015, total sales of branded osteoporosis drugs approximated $6.4 billion, worldwide, of which more than $3.0 billion was attributable to injectable therapies (Source: EvaluatePharma, February 2016, Evaluate Ltd, www.evaluate.com). There are two main types of osteoporosis drugs currently available in the United States, anti-resorptive agents and anabolic agents. Anti-resorptive agents act to prevent further bone loss by inhibiting the breakdown of bone, whereas anabolic agents stimulate bone formation to build new bone. We believe there is a large unmet need in the market for osteoporosis treatment because existing therapies have been reported to have shortcomings in efficacy, tolerability and convenience. For example, one current standard of care, bisphosphonates, which are anti-resorptive agents, has been associated with infrequent but serious adverse events, such as osteonecrosis of the jaw and atypical fractures, especially of long bones. These side effects, although uncommon, reportedly have created increasing concern with physicians and patients. Many physicians are seeking alternatives to bisphosphonates. Lilly's Forteo/Forsteo and Amgen's Prolia are the two primary alternatives to bisphosphonates that are approved for the treatment of osteoporosis. In 2015, Forteo/Forsteo had reported worldwide sales of approximately $1.3 billion, $0.6 billion in the U.S. and $0.7 billion outside of the U.S., and Prolia had reported sales of approximately $1.3 billion, $0.8 billion in the U.S. and $0.5 billion outside of the U.S. Forteo, a 34 amino acid recombinant peptide of human parathyroid hormone, is the only anabolic drug approved in the United States for the treatment of osteoporosis.

        Today, the treatment of osteoporosis has no clear consensus goals for BMD, bone turnover biomarkers or fracture risk. Patients suffering from osteoporosis are generally treated with a bisphosphonate first, regardless of their initial BMD or fracture risk in order to preserve bone. Those patients that have already suffered from a fracture, lost BMD, or cannot tolerate or comply with bisphosphonate therapies may progress to other therapies such as a RANK-L inhibitor (denosumab) or anabolic therapy (such as teriparatide). Anabolic bone building agents have been reserved primarily for patients with the most severe BMD loss or who fail (i.e. fracture) on prior anti-resportives. The current anti-resorptive treatment paradigm means that the majority of patients only maintain their bone mass without having a sustained benefit in terms of fracture reduction.

        We believe there is substantive effort underway to update osteoporosis treatment guidelines towards goal directed therapy that could improve outcomes for both patients and payers. In this new potential goal directed paradigm, patients may be stratified by severity of BMD and fracture risk in order to create an individualized treatment plan based on achieving a target goal (either BMD or improved 10 year fracture risk reduction). Patients will then be offered therapies that reduce the near term, higher risk of fracture and then monitored periodically to ensure they remain at goal (i.e. the lowest possible achievable fracture risk score).

        We believe there is a significant opportunity for anabolic agents that have the potential to provide early, extensive and durable effects on both BMD and fracture risk compared to other approve therapies, with the potential added advantages of convenience and safety. With the addition of new guidelines, expanding research, increased diagnosis effort, higher awareness of the long term risk associated with osteoporotic fracture, and new, more effective therapies we believe osteoporosis treatment will expand and thus our potential commercial opportunity.

Our Investigational Drug—Abaloparatide

        Abaloparatide is a novel synthetic peptide analog that engages the PTH1 receptor and was selected for clinical development based on its favorable bone building activity. Parathyroid hormone, or PTH, analogs (like Forteo (teriparatide) and parathyroid hormone-related protein, or PTHrP) represent a family of proteins and peptides that share regions of partial or complete amino acid sequence similarity. The first 34 amino acids of PTH analogs contain the binding site for engaging the PTH1 receptor. Abaloparatide is a unique 34 amino acid PTH analog that has 41% homology (i.e. amino acid similarity) to Forteo (teriparatide) and has 76% homology to the first 34 amino acids of PTHrP. Abaloparatide is manufactured using organic chemistry techniques to create the 34 amino acid peptide.

        Abaloparatide was created to have a unique mechanism of action with the goal of stimulating enhanced bone building activity including bone formation, increasing bone mineral density, restoring bone microarchitecture and augmenting bone strength. We believe that abaloparatide is the most advanced PTH analog in clinical development for the treatment of osteoporosis and that, subject to regulatory review and approval, it could have the potential to provide the following advantages over other current standard of care treatments for osteoporosis:

  •
  improved efficacy—greater bone build at hip and spine with lower vertebral and non-vertebral fracture risk;

  •
  earlier onset of building bone;

  •
  shorter treatment duration;

  •
  no refrigeration of multi-dose injection pen; and

  •
  less hypercalcemia.

        We acquired and maintain exclusive worldwide rights, excluding development and commercialization rights for Japan, to certain patents, data and technical information related to abaloparatide through a license agreement with an affiliate of Ipsen Pharma SAS, or Ipsen.

        We are developing two formulations of abaloparatide: abaloparatide-SC, an injectable subcutaneous formulation of abaloparatide, and abaloparatide-TD, a line extension of abaloparatide-SC in the form of a convenient, short-wear-time, transdermal patch.

        We believe that the results from our Phase 3 ACTIVE clinical trial and the first six months of our ACTIVExtend clinical trial, have demonstrated the improved efficacy of abaloparatide relative to teriparatide (Forteo/Forsteo) in treating osteoporosis, while still maintaining a well-tolerated long-term safety profile. In November 2015, we submitted an MAA in Europe, which was validated in December 2015, and are on track to submit an NDA in the United States, at the end of the first quarter of 2016.

        During 2014, we reported progress towards the development of an optimized, short-wear-time transdermal patch that may be capable of demonstrating comparability to abaloparatide-SC injection. In preliminary, nonhuman primate pharmacokinetic studies, we observed a favorable pharmacokinetic profile, with comparable AUC, Cmax, Tmax and T1/2 relative to abaloparatide-SC. We believe that these results support continued clinical development of abaloparatide-TD toward future global regulatory submissions as a potential post-approval line extension of the investigational drug abaloparatide-SC. We commenced the clinical evaluation of the optimized abaloparatide-TD patch at the end of 2015, with the goal of achieving comparability to abaloparatide-SC. If our clinical trials of abaloparatide-SC and abaloparatide-TD are successful, we expect to seek marketing approval of abaloparatide-TD as a line extension of abaloparatide-SC. We believe abaloparatide-TD may be submitted for regulatory approval based upon a demonstration of bioequivalence to abaloparatide-SC. Upon completion of clinical evaluation of the optimized abaloparatide-TD patch, we will meet with regulatory agencies to discuss the regulatory path for the abaloparatide-TD program. The FDA's approval of abaloparatide-TD, and the timing of any such approval, is dependent upon the approval of abaloparatide-SC.

Abaloparatide-SC Phase 3 Clinical Trial

        In 2014, we completed a multicenter, multinational, double-blind, placebo-controlled Phase 3 clinical trial of abaloparatide-SC, or the ACTIVE trial, in which 2,463 postmenopausal women aged 49 to 86 received daily doses of one of the following: 80 µg of abaloparatide, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months.

        On February 15, 2012, we received a letter from the FDA stating that, after internal consideration, it believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis. We subsequently met with the FDA on March 21, 2012 to discuss satisfying the 24-month data request while preserving the current 18-month primary endpoint. Based upon our discussion with the FDA, we believe that the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the abaloparatide 80 µg and placebo groups in our Phase 3 study during which patients received an approved alendronate (generic Fosamax) therapy for osteoporosis management. Accordingly, patients from the abaloparatide-SC and placebo groups from our ACTIVE trial were eligible to continue in an extension study, or the ACTIVExtend trial, in which they received 70 mg once weekly of an approved alendronate therapy for osteoporosis management. We intend to submit the NDA with the 24-month fracture data at the end of the first quarter of 2016.

        The ACTIVE trial was designed to evaluate as the primary endpoint whether abaloparatide-SC is superior to placebo for prevention of vertebral fracture. The top-line results of the 18-month ACTIVE trial showed that abaloparatide-SC met the primary endpoint with a statistically significant 86% reduction in new vertebral fractures versus placebo, and Forteo met the same endpoint with a statistically significant 80% reduction. On the secondary endpoints, as compared to placebo, abaloparatide achieved a statistically significant reduction of 43% in non-vertebral fracture; a statistically significant reduction of 43% in the clinical fracture; and a significant difference in the time to first incident of non-vertebral fracture and clinical fracture.

        An exploratory analysis of the ACTIVE trial showed that, for major osteoporotic fractures, there was a statistically significant 70% reduction in major osteoporotic fractures for the abaloparatide treatment group versus placebo, and a statistically significant 55% reduction in major osteoporotic fractures for the abaloparatide-SC treatment group as compared to Forteo over the 18-month period.

        The results from the first six months of the ACTIVExtend study showed that the group previously treated with abaloparatide-SC had no new vertebral fractures during the first six months of receiving alendronate. From the start of the ACTIVE trial, this group showed a statistically significant 87% reduction in new vertebral fractures, a 52% reduction in non-vertebral fractures, a 45% reduction in clinical fractures and a 58% reduction in major osteoporotic fractures over the 24-month period, as compared to placebo.

Abaloparatide-SC Phase 2 Clinical Trial

        In 2009, we completed a randomized, placebo-controlled, parallel group dose-finding Phase 2 study in the United States, Argentina, India and the United Kingdom. Data from our Phase 2 study showed abaloparatide produced faster and greater BMD increases at the spine and the hip after six months and 12 months of treatment than did Forteo, which was a comparator in our study. Key findings were that the highest dose of abaloparatide tested of 80 µg increased mean lumbar spine BMD at six months and 12 months by 6.7% and 12.9% compared to the increases seen with Forteo trial arms of 5.5% and 8.6%, respectively. Abaloparatide also produced increases in mean femoral neck BMD at the hip at six months and 12 months of 3.1% and 4.1% compared to increases for Forteo of 1.1% and 2.2%, respectively. Abaloparatide was generally safe and well tolerated in this study, with adverse events similar between abaloparatide, placebo and Forteo groups. In addition, the occurrence of hypercalcemia as a side effect for the 80 µg dose of abaloparatide was half that seen with Forteo.

Abaloparatide-SC Phase 1 Clinical Trials

        We have completed seven Phase 1 clinical trials of abaloparatide-SC. Together with our Phase 2 and Phase 3 clinical trials, over 1,500 patients have received any dose/route of abaloparatide. The results of our Phase 1 clinical trials suggest that abaloparatide-SC is safe and well tolerated at doses of up to 240 μg administered once daily.

Abaloparatide-TD Phase 2 Clinical Trial

        In 2013, we completed a randomized, double-blind, placebo-controlled, Phase 2 clinical trial of abaloparatide administered via a coated transdermal microarray delivery system in healthy postmenopausal women with osteoporosis. This study was conducted in nine centers in the United States, Denmark, Poland and Estonia. The primary objective of this study was to determine the clinical safety and efficacy of abaloparatide-TD as assessed by changes in BMD when compared to a transdermal placebo and abaloparatide-SC. The results showed that for each abaloparatide-TD dose there was a statistically significant mean percent increase from baseline in BMD at the lumbar spine, as compared to placebo. For the 100 µg and 150 µg abaloparatide-TD doses, there was also a statistically significant mean percent increase from baseline in BMD at the hip, as compared to placebo. The highest abaloparatide-TD dose of 150 µ g produced increases in BMD from baseline in the lumbar spine and total hip of +2.9% and +1.5%, respectively, compared to changes in the placebo group of +0.04% and –0.02%, respectively. In addition, there was a consistent dose effect seen with increasing doses of abaloparatide-TD, with a statistically significant dosing trend seen for changes in both spine and total hip BMD. Further, the overall tolerability and safety profile was acceptable; there were no clinically significant signs of anti-abaloparatide antibodies; and patient ratings of patch adhesion and local skin response to the transdermal patch technology were also acceptable.

Abaloparatide-TD Phase 1 Clinical Trials

        We have completed three Phase 1 clinical trials that collectively evaluated the safety, PK, time course of delivery and dose ranging of abaloparatide-TD. Abaloparatide-TD was characterized by a rapid release of abaloparatide with a faster time to reach peak concentration as well as more rapid elimination in plasma compared to abaloparatide-SC. Peak transdermal drug levels were consistent with abaloparatide-SC. An optimal wear time of five minutes or less was identified as well as effective sites of application. Abaloparatide-TD showed an increase in the bone-formation marker P1NP in serum after seven days of exposure, consistent with bone-building activity, and was shown to be safe and well tolerated in all doses studied.

Preclinical Pharmacology of Abaloparatide

        We have completed several preclinical studies of abaloparatide, and we observed the following:

  •
  abaloparatide was a potent selective agonist of the human PTH type 1 receptor (PTHR1), with binding selectivity for the RG vs R0 receptor conformation compared to PTH(1-34) and greater selectivity than PTHrP(1-34);

  •
  in models of calcium mobilization, abaloparatide has significantly less calcium mobilizing activity at higher doses than PTHrP(1-34), and less activity than PTH(1-34);

  •
  abaloparatide-SC stimulated the formation of normal, well-organized bone and restored BMD in ovariectomized, or OVX, osteopenic rats and primates; mechanical testing of bones from OVX rats after treatment with abaloparatide-SC revealed a significant increase in femur and vertebral bone strength; similar studies in rats with abaloparatide-TD showed comparable restoration of bone;

  •
  abaloparatide-SC was generally well tolerated over a wide range of doses in two species, rats and primates, for up to six months and nine months, respectively; and

  •
  safety pharmacology studies showed no respiratory, gastroenterologic, hematologic, renal or central nervous system effects.

        A two-year subcutaneous injection carcinogenicity study of abaloparatide in Fischer 344 albino rats was conducted to assess the carcinogenic potential of abaloparatide. The study was conducted according to the provisions set forth in Guidance ICH-S1A, ICH-S1B and ICH-S1C(R2), and the design was accepted under a Special Protocol Assessment by the FDA on July 15, 2009. This study evaluated three abaloparatide dose levels. The doses were selected based upon findings and tolerance in completed long-term rat toxicology studies and the anticipated tolerance over a two-year dosing period. Furthermore, the doses represent an exposure multiple over maximum clinical doses. The study included a cohort of rats being dosed with a daily subcutaneous injection of PTH(1-34) as a positive control, as it was anticipated that osteosarcomas would be observed with this treatment, as previously published for both rhPTH(1-34) and rhPTH(1-84) in similar two-year rat carcinogenicity studies. The positive control served to provide confirmation of the sensitivity of the model. The results of the study revealed osteosarcomas in our carcinogenicity study in both the abaloparatide and PTH(1-34) treated groups, with similar frequency between abaloparatide and PTH(1-34) when comparing comparable exposure multiples to the human therapeutic dose.

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

Breast Cancer

        According to the World Health Organization, breast cancer is the second most common cancer in the world and the most prevalent cancer in women, accounting for 16% of all female cancers. The major cause of death from breast cancer is metastases, most commonly to the bone, liver, lung and brain. Approximately 30% of early-stage patients develop metastatic disease, and of those patients 90% relapse between therapy levels. About 5% of patients have distant metastases at the time of diagnoses, and these patients have a five-year survival rate of only 25%, compared with a greater than 99% survival rate for patients with only local disease. Importantly, even patients without metastases at diagnosis are at risk for developing metastases over time.

        Approximately 70% of breast cancers express the ER and depend on estrogen signaling for growth and survival. Patients with ER-positive breast cancers are typically treated with endocrine therapies. There are three main classes of therapies for ER-positive tumors available: aromatase inhibitors, or AIs; selective estrogen receptor modulators, or SERMs; and selective estrogen receptor degraders, or SERDs. AIs, which block the generation of estrogen, and SERMs, which selectively inhibit an ER's ability to bind estrogen, both block ER-dependent signaling but leave functional ERs present on breast cancer cells. For this reason, although AIs and SERMs are effective treatments for some breast cancers, some patients often acquire resistance to them by developing the ability to signal through the ER in a ligand-independent manner. In contrast, SERDs are a class of endocrine therapies that directly induce ER degradation. Therefore, SERDs should have the potential to treat ER-dependent tumors without allowing ligand-independent resistance to develop, and to act on AI- and SERM-resistant ER-positive tumors.

        Currently only one SERD, fulvestrant, is approved for the treatment of ER-positive metastatic breast cancer. We believe a significant opportunity exists for new oral therapies that do not allow ligand-independent resistance to develop and can more effectively treat ER-positive breast cancer.

Our Investigational Drug—RAD1901

        RAD1901 is a SERD that at high doses has potential for use as an oral non-steroidal treatment for hormone-driven, or hormone-resistant, breast cancer. RAD1901 is currently being investigated in postmenopausal women with advanced ER-positive, HER2-negative breast cancer, the most common form of the disease. The compound has the potential for use as a single agent or in combination with other therapies to overcome endocrine resistance in breast cancer. RAD1901 selectively binds to and degrades the estrogen receptor. In preclinical models of ER-positive breast cancer, RAD1901 has shown potent anti-tumor activity and complete degradation of the ER and progesterone receptor, an ER-regulated gene. RAD1901 has shown good tissue selectivity in preclinical models and does not appear to stimulate the uterine endometrium while it appears to protect against bone loss in an ovariectomy-induced osteopenia rat model. When RAD1901 was used in combination with other approved breast cancer agents such as everolimus, an mTOR inhibitor, or the inhibitor palobciclib, a CDK 4/6 inhibitor, greater tumor shrinkage in PDx animal models was achieved than with the agents alone. In addition, RAD1901 has been shown to effectively inhibit tumor growth in PDx models that harbor mutations in the ER, a potential mechanism of endocrine therapy resistance. In a healthy volunteer study, FES-PET imaging was used to assess how much RAD1901 has engaged in the ER, RAD1901 showed suppression of the FES-PET signal to background levels after six days of dosing.

        Studies with RAD1901 have established the PK profile, including demonstration of good oral bioavailability. We believe that, subject to successful development, regulatory review and approval, RAD1901 could have the potential to offer the following advantages over other current standard of care treatments for ER-positive breast cancer:

  •
  ability to suppress estrogen receptor turnover;

  •
  favorable tolerability profile;

  •
  oral administration; and

  •
  treatment of hormone-resistant breast cancers.

        We exclusively licensed the worldwide rights to RAD1901 from Eisai Co. Ltd., or Eisai.

Phase 1 Studies—Breast Cancer

        In September 2015, we announced results from a Phase 1 maximum tolerated dose, or MTD, study of RAD1901 in 52 healthy volunteers. In the study, RAD1901 was administered to healthy postmenopausal women in doses ranging from 200mg to 1000mg, and the data showed that RAD1901 was well-tolerated and the overall safety was supportive of continued development. In addition, a subset of subjects that received 18F estradiol positron emission tomography, or FES-PET, imaging demonstrated suppression of the FES-PET signal to background levels after six days of dosing.

        In December 2014, we commenced a Phase 1, multicenter, open-label, two-part, dose-escalation study of RAD1901 in postmenopausal women with advanced ER-positive and HER2-negative breast cancer in the United States to determine the recommended dose for Phase 2 studies and to make a preliminary evaluation of the potential anti-tumor effect of RAD1901. We expect to complete this study by the middle of 2016. Dose escalation is currently ongoing with no dose limiting toxicities to date, and we expect to initiate expansion cohorts in 2016.

        In December 2015, we commenced a Phase 1 FES-PET study in patients with metastatic breast cancer in the European Union which includes the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following RAD1901 treatment.

        In January 2016 we entered into a worldwide clinical collaboration with Novartis Pharmaceuticals to evaluate the safety and efficacy of combining RAD1901, with investigational agent LEE011

(ribociclib), a CDK 4/6 inhibitor and BYL719 (alpelisib), an investigational phosphoinositide 3-kinase inhibitor.

Preclinical Pharmacology of RAD1901

        RAD1901 has been shown to bind with good selectivity to the ER alpha, or ERa, and to have both estrogen-like and estrogen antagonist effects in different tissues. RAD1901 has also been shown to have estrogen-like behavioral effects in an animal model of partner preference and to reduce vasomotor signs in an animal model of menopausal hot flashes. In bone, RAD1901 protected against gonadectomy-induced bone loss. RAD1901 does not stimulate the endometrium, as shown in short- and long-term animal models, where changes in uterine weight, uterine epithelial thickness, and C3 gene expression are measured, all of which are sensitive indicators. In studies in which an estrogen is used to stimulate the endometrium, RAD1901 antagonizes this estrogen-mediated stimulation of the endometrium. In cell culture, RAD1901 does not stimulate replication of breast cancer cells, and antagonizes the stimulating effects of estrogen on cell proliferation. Furthermore, in breast cancer cell lines a dose dependent down regulation of ERa is observed, a process we have shown to involve proteosomal-mediated degradation pathway. In a model of breast cancer, in which human breast cancer cells are implanted in mice and allowed to establish tumors in response to estrogen treatment, we observed that treatment with RAD1901 results in decreased tumor growth.

        In July 2015, we announced that early but promising preclinical data show that our investigational drug RAD1901, in combination with Pfizer's palbociclib, a CDK 4/6 inhibitor, or Novartis' everolimus, an mTOR inhibitor, was effective in shrinking tumors. In PDx breast cancer models with either wild type or mutant ESR1, treatment with RAD1901 resulted in marked tumor growth inhibition, and the combination of RAD1901 with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone.

Our Investigational Drug—RAD140

        RAD140 is a potent, orally bioavailable non-steroidal SARM that resulted from an internal drug discovery program focused on the androgen receptor pathway, which is highly expressed in many ER-positive and ER-negative breast cancers. Due to its receptor and tissue selectivity, potent oral activity and long duration half-life, RAD140 could have clinical potential in the treatment of oncology and multiple conditions where androgen modulation may offer therapeutic benefit.

Vasomotor symptoms

        Vasomotor symptoms, such as hot flashes, hot flushes and night sweats, are common during menopause, with up to 85% of women experiencing them during the menopause transition, for a median duration of four years. An estimated two million women go through menopause every year in the United States, with a total population of 45 million postmenopausal women. In addition, most women receiving systemic therapy for breast cancer suffer hot flashes, often with more severe or prolonged symptoms than women experiencing natural menopause. These symptoms can disrupt sleep and interfere with quality of life.

        Historically hormone replacement therapy, or HRT, with estrogen and/or progesterone has been considered the most efficacious approach to relieving menopausal symptoms such as hot flashes. However, data from the Women's Health Initiative, or WHI, identified increased risks for malignancy and cardiovascular disease associated with estrogen therapy. Sales of HRT declined substantially after the release of the initial WHI data, but HRT remains the current standard of care for many women suffering from hot flashes. However, due to concerns about the potential long-term risks and contraindications associated with HRT, we believe that there is a significant need for new therapeutic options to treat vasomotor symptoms.

Our Investigational Drug—RAD1901

        RAD1901 is also being evaluated at low doses as an estrogen receptor ligand for the potential relief of the frequency and severity of moderate to severe hot flashes in postmenopausal women with vasomotor symptoms. We believe that the studies completed to date have demonstrated RAD1901's acceptable safety profile and potential to reduce or prevent hot flashes associated with menopause, while simultaneously providing a bone-protective effect, without stimulating breast or uterine tissues.

        We commenced a Phase 2b clinical study of RAD1901 for the potential treatment of postmenopausal vasomotor symptoms in December 2015. We plan to enroll 300 healthy postmenopausal women between the ages of 40 and 65 years old with moderate to severe hot flashes in approximately sixty clinical sites across the United States.

Phase 2 Study—Vasomotor Symptoms

        A Phase 2 proof-of-concept study was conducted in 100 healthy perimenopausal women using four doses of RAD1901 (10 mg, 25 mg, 50 mg and 100 mg) and placebo. The primary study outcome was reduction in the frequency and severity of moderate and severe hot flashes. While a classic dose-response effect was not demonstrated, efficacy was determined to occur at the 10 mg dose level which achieved a statistically significant reduction in the frequency of moderate and severe hot flashes both by linear trend test and by comparison to placebo and in overall (mild-moderate-severe) hot flashes at either the two-, three- or four-week time-points. A similar reduction in composite score (frequency × severity of hot flashes) was identified at all time-points, with a statistically significant difference from placebo achieved at the two-, three- or four-week time-points. Numerical reductions in mean severity and mean daily severity were observed, but did not reach statistical significance. We believe RAD1901 is an attractive candidate for advancement to Phase 3 development as a potential treatment for vasomotor symptoms.

        No serious adverse events, or SAEs, were reported during the course of the study. Overall, 69% of patients had an adverse event, generally mild or moderate in severity, with some evidence of dose dependency, and events were most commonly gastrointestinal symptoms and headaches. Three severe adverse events occurred, one in a placebo patient, none of which were considered treatment related. Two patients discontinued treatment due to an adverse event, neither in relation to the 10 mg dose.

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

Manufacturing

        We do not own or operate manufacturing facilities for the production of any of our investigational product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. The active pharmaceutical ingredient, or API, of abaloparatide is manufactured on a contract basis by Lonza Group Ltd., or Lonza, using a solid phase peptide synthesis assembly process, and purification by high pressure liquid chromatography. Abaloparatide-SC is supplied as a liquid in a multi-dose cartridge for use in a pen delivery device. The pen delivery device is manufactured by Ypsomed AG. The multi-dose cartridges and pen delivery device are filled, assembled and packaged by Vetter Pharma Fertigung GmbH & Co. Abaloparatide-TD is manufactured by 3M based on their patented microneedle technology to administer drugs through the skin, as an alternative to subcutaneous injection. The API of RAD1901 is manufactured for us on a contract basis by Patheon, Inc.

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

Intellectual Property

        As of December 31, 2015, we owned or co-owned 11 issued U.S. patents, as well as 29 pending U.S. patent applications and about 39 pending foreign patent applications in Europe and 15 other jurisdictions, and about 22 granted foreign patents. As of December 31, 2015, we had licenses to 8 U.S. patents related to compositions and related uses thereof as well as numerous foreign counterparts to many of these patents and patent applications.

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

Abaloparatide

        We acquired and maintain exclusive worldwide rights, excluding development and commercialization rights for Japan, to certain patents, data and technical information related to abaloparatide through a license agreement with an affiliate of Ipsen. Composition of matter of abaloparatide is claimed in the United States (U.S. Patent No. 5,969,095), Europe, Australia, Canada, China, Hong Kong, South Korea, New Zealand, Poland, Russia, Singapore, Mexico, Hungary, and Taiwan. These patents have a statutory expiration date of 2016. European Patent No. 0847278, which was included in the license from Ipsen and claimed the composition of matter of abaloparatide, lapsed due to Ipsen's failure to pay annuities. We are pursuing restoration of those patent rights. To date, the patent rights in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, and the United Kingdom have been restored. We believe that the data and market exclusivity provided in Europe for a new chemical entity, coupled with the need for a potential competitor to conduct clinical trials will likely provide a longer barrier to entry than the patent protection provided by the original European patent term, which will expire in 2016. The Phase 3 clinical dosage of abaloparatide by the subcutaneous route for potential use in treating osteoporosis is covered by Patent No. 7,803,770 until the statutory term expires October 3, 2027 which we expect will be extended to March 26, 2028 (statutory term extended with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO) in the

United States (not including any patent term extension under the Hatch-Waxman Act). The intended therapeutic formulation for abaloparatide-SC is covered by Patent No. 8,148,333 until 2027 in the United States (not including any patent term extension under the Hatch-Waxman Act). Related patents granted in Australia, China, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and Ukraine, and currently pending in Brazil, Canada, Europe, Hong Kong, India, South Korea, Norway, and Singapore, will have a patent expiration date of 2027, not taking into account extension under any applicable laws. Patent applications which cover various aspects of abaloparatide for microneedle application are pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and Ukraine. Any patents that might issue from these applications will have a statutory expiration date in 2032, not taking into account extension under any applicable laws.

RAD1901

        We exclusively licensed the worldwide rights to RAD1901 from Eisai. US Patent No. 7,612,114 (statutory term expires December 25, 2023 which we expect will be extended up to August 18, 2026 with 967 days of patent term adjustment not taking into account any Hatch-Waxman patent term extensions) covers RAD1901 as a composition of matter as well as the use of RAD1901 for treatment of estrogen-dependent osteoporosis or estrogen-dependent breast cancer. Corresponding patents issued in Australia, Canada and Europe and pending in India will have a statutory expiration date in 2023, not taking into account extension under any applicable laws. Patent applications covering methods of using RAD1901 for the treatment of vasomotor symptoms are issued in the United States (US Patent No. 8,933,130, statutory term expires June 22, 2027, which we expect will be extended up to October 19, 2031 with 1,580 days of patent term adjustment not taking into account any Hatch-Waxman patent term extensions), Canada and Europe; any issued patents will have a statutory expiration date in 2027. Patent applications covering a dosage form have been filed in the United States, Europe, Canada and Mexico, and any claims that might issue from these applications will have a statutory expiration date in 2031.

RAD140

        The composition of matter of, and methods of using, RAD140 are covered by US Patent No. 8,067,448 (statutory term expires February 19, 2029, which we expect will be extended to September 25, 2029, with 218 days of patent term adjustment due to delays by the USPTO, not taking into account any Hatch Waxman patent term extensions) and U.S. Patent No. 8,268,872 (statutory term expires February 19, 2029 which we expect will be extended to September 25, 2029 with patent term adjustment, subject to a terminal disclaimer of Patent Nos. 8,067,448 and 8,455,525). Related patents have been granted in Australia, Canada, Europe, Japan and Mexico and additional patent applications are pending in Brazil and India. Any patents issued from these filings will have a statutory expiration date in 2029.

        There can be no assurance that an issued patent will remain valid and enforceable in a court of law through the entire patent term. Should the validity of a patent be challenged, the legal process associated with defending the patent can be costly and time consuming. Issued patents can be subject to oppositions, interferences and other third-party challenges that can result in the revocation of the patent or that can limit patent claims such that patent coverage lacks sufficient breadth to protect subject matter that is commercially relevant. Competitors may be able to circumvent our patents. Development and commercialization of pharmaceutical products can be subject to substantial delays and it is possible that at the time of commercialization any patent covering the product has expired or will be in force for only a short period of time following commercialization. We cannot predict with any certainty if any third party U.S. or foreign patent rights, or other proprietary rights, will be deemed infringed by the use of our technology. Nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third-parties. Should we need to defend ourselves and our partners against any such claims, substantial costs may be incurred. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the United States and abroad, and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from a third party. There can be no assurance that we can obtain a license on a reasonable basis should we deem it necessary to obtain rights to an alternative technology that meets our needs. The failure to obtain a license may have a material adverse effect on our business, results of operations and financial condition.

        We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that we can meaningfully protect our trade secrets on a continuing basis. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets.

        It is our policy to require our employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information from us to execute confidentiality agreements upon the commencement of employment or consulting relationships. These agreements provide that all confidential information developed or made known to these individuals during the course of the individual's relationship with us is to be kept confidential and is not to be disclosed to third parties except in specific circumstances. The agreements provide that all inventions conceived by an employee shall be our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

        Our success will depend in part on our ability to obtain and maintain patent protection, preserve trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others, both in the United States and other territories worldwide.

Competition

        The development and commercialization of new products to treat the targeted indications of our investigational product candidates is highly competitive, and our products, if approved, will face considerable competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies, including Amgen, UCB S.A., Merck & Co, Novartis, Lilly, Pfizer, Roche, Asahi Kasei, Corium and Zosano, that currently market and/or are seeking to develop products for similar indications. Many of our competitors have substantially more resources than we do, including financial, manufacturing, marketing, research and drug development resources. In addition, many of these companies have longer operating histories and more experience than us in preclinical and clinical development, manufacturing, regulatory and global commercialization.

Abaloparatide

        There are two main types of osteoporosis drugs currently available in the United States, anti-resorptive agents and anabolic agents. Anti-resorptive agents including bisphosphonates, estrogen, SERMs and Amgen's Prolia are the most common treatments for osteoporosis. Lilly's Forteo, is the only anabolic drug approved in the United States for the treatment of osteoporosis. In addition, there are other organizations working to develop new therapies to treat osteoporosis. In April 2012, UCB and Amgen started a Phase 3 clinical trial program for their anti-sclerostin antibody for the treatment of osteoporosis. We are also aware of at least one biosimilar to Lilly's Forteo, which is currently under review by the EMA. In addition, we are aware that Corium and Zosano are developing a transdermal form of PTH(1-34) that would compete with abaloparatide-TD.

RAD1901

        RAD1901 for the treatment of breast cancer will face competition from SERDs, CNS-penetrant anti-cancer agents and from chemotherapy derivatives. AstraZeneca's Faslodex is the only SERD currently approved in the United States for the treatment of metastatic breast cancer. In addition, there are other organizations working to develop new therapies to treat metastatic breast cancer, including Roche, which is developing two oral SERD's which are currently in Phase 1 and Phase 2 clinical development.

        RAD1901 for the treatment of vasomotor systems will face competition from recently launched products including Pfizer's Duavee and Premarin, and Noven Therapeutic's Brisdelle.

        We cannot assure you that our current investigational product candidates, if successfully developed and approved, will be able to compete effectively against these, or any other competing therapeutics that may become available on the market.

Collaborations and License Agreements

Nordic Bioscience

        Abaloparatide-SC Phase 3 Clinical Trial—We have entered into agreements with Nordic Bioscience Clinical Development VII A/S, or Nordic, to conduct the ACTIVE trial. On March 29, 2011, we entered into a Clinical Trial Services Agreement, or the Clinical Trial Services Agreement. On the same date, we also entered into Work Statement NB-1, as amended on December 9, 2011, June 18, 2012, March 28, 2014, May 19, 2014, July 22, 2014, August 15, 2014 and March 12, 2015, or Work Statement NB-1, and the Stock Issuance Agreement, as amended and restated on May 16, 2011, and as further amended on February 21, 2013, March 28, 2014, and May 19, 2014, or the Stock Issuance Agreement.

        Abaloparatide-SC Phase 3 Clinical Extension Study—On February 21, 2013, we entered into the Work Statement NB-3, as amended on February 28, 2014, March 23, 2015, July 8, 2015 and October 21, 2015, or the Work Statement NB-3. Pursuant to the Work Statement NB-3, Nordic performed the ACTIVExtend trial following the completion of the ACTIVExtend, and, upon completion of the ACTIVExtend trial, an additional period of 18 months of standard-of-care osteoporosis management, or the Second Extension.

        In April 2015, we entered into an amendment to the Work Statement NB-3, or the NB-3 Amendment. The NB-3 Amendment was effective as of March 23, 2015 and provides that Nordic will perform additional services, including monitoring of patients enrolled in the Second Extension. Payments in cash to be made to Nordic under the NB-3 Amendment are denominated in euros and total up to approximately €4.1 million ($4.5 million).

        Payments in cash to be made to Nordic under the Work Statement NB-3, are denominated in both euros and U.S. dollars and total up to €11.9 million ($12.9 million) and $1.1 million, respectively. In addition, payments are due to Nordic in connection with the Work Statement NB-3 pursuant to the Stock Issuance Agreement, as discussed below.

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

3M

        In June 2009, we entered into a Development and Clinical Supplies Agreement with 3M under which 3M is responsible for the development of an abaloparatide-TD product and the manufacture of clinical and toxicology supplies of the abaloparatide-TD product for preclinical, Phase 1 and Phase 2 studies on an exclusive basis during the term of the Development and Clinical Supplies Agreement. In December 2012, we entered into an amendment to the Development and Clinical Supplies Agreement in which 3M agreed to develop and manufacture clinical and toxicology supplies for the Phase 3 abaloparatide-TD clinical study. In addition, 3M agreed that it will not use jointly owned intellectual property developed during and resulting from its work with us on abaloparatide-TD in relation to any other PTH or PTHrP analogue or derivative. We hold exclusive worldwide rights to this use of the 3M transdermal technology.

        We pay 3M for services delivered pursuant to the Development and Clinical Supplies Agreement on a fee-for-service or a fee-for-deliverable basis as specified in the Development and Clinical Supplies Agreement. We have paid 3M approximately $16.7 million, in the aggregate, through December 31, 2015 in respect to services and deliverables delivered pursuant to the Development and Clinical Supplies Agreement.

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

Ipsen Pharma

        In September 2005, we entered into a license agreement with Ipsen, as amended on September 12, 2007 and May 11, 2011, or the License Agreement, under which we exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan (where we do not hold abaloparatide-SC development and commercialization rights) and France (where our commercialization rights are subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement have been met). Ipsen also granted us an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted us an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling us to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan (where we do not hold abaloparatide-SC development and commercialization rights) and France (where our commercialization rights are subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement have been met). With respect to France, if Ipsen exercises its co-marketing and co-promotion rights, then Ipsen may elect to receive a percentage of the net sales of the product by both parties in France (subject to a mid-double digit percentage cap), and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France; Ipsen shall also pay us a mid-single digit royalty on Ipsen's allocable portion of net sales of the product by both parties in France. Specifically, we licensed US Patent No. 5,969,095 (statutory term expires March 29, 2016), entitled "Analogs of Parathyroid Hormone," US Patent No. 6,544,949 (statutory term ends March 29, 2016), entitled "Analogs of Parathyroid Hormone," and the corresponding foreign patents and continuing patent applications. European Patent No. 0847278, which was included in the license from Ipsen and claimed the composition of matter of abaloparatide, lapsed due to Ipsen's failure to pay annuities. We are pursuing restoration of those rights. To date, the patent rights in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, and the United Kingdom have been restored. We believe that the data and market exclusivity provided in Europe for a new chemical entity, coupled with the need for a potential competitor to conduct clinical trials, will likely provide a longer barrier to entry than the patent protection provided by the original European patent term, which will expire in 2016.

        We also have rights to joint intellectual property related to abaloparatide, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770 (statutory term expires October 3, 2027 which we expect will be extended to March 26, 2028 with 175 days of patent term adjustment due to delays in patent prosecution by the USPTO), US Patent No. 8,148,333 (statutory term expires October 3, 2027 which we expect will be extended to November 8, 2027 with 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide that cover the method of treating osteoporosis using the ACTIVE trial dosage strength and form. Two corresponding European applications are pending with claims to the intended therapeutic formulation for abaloparatide-SC. Examination has been requested, and substantive examination has commenced for one application and has not yet commenced for the other one. Upon grant, these patents could be validated in any designated contracting or extension states and potentially could be considered for a Supplemental Protection Certificate depending upon the timing of its grant. Related cases granted in Australia, China, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and Ukraine, and currently pending in Brazil, Canada, Europe, Hong Kong, India, South Korea, Norway, and Singapore, will have a patent expiration date of 2027. Patent applications which cover various aspects of abaloparatide for microneedle application are pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and Ukraine. Any patents that might issue from these applications will have a statutory expiration date in 2032, not taking into account extension under any applicable laws.

        In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($10.9 million to $39.1 million). Should abaloparatide be approved and subsequently become commercialized, we or our sublicensees will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale of the licensed products in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

        The License Agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.

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

        Prior to executing the License Agreement for abaloparatide with Radius, Ipsen licensed the Japanese rights for abaloparatide to Teijin Limited, or Teijin, a Japanese pharmaceutical company. Teijin has completed a Phase 2 clinical study of abaloparatide in Japan for the treatment of postmenopausal osteoporosis.

Eisai

        In June 2006, we exclusively licensed the worldwide rights to research, develop, manufacture and commercialize RAD1901 and related products from Eisai, or the Eisai Agreement. Our license with Eisai did not originally include rights for Japan, however, on March 9, 2015, we entered into an amendment to the Eisai Agreement in which Eisai granted us an exclusive right and license to research, develop, manufacture and commercialize RAD1901 in Japan, or the Eisai Amendment. Specifically, we licensed the patent application that subsequently issued as US Patent No. 7,612,114 (statutory term expires December 25, 2023 which we expect will be extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO), entitled "Selective Estrogen Receptor Modulator," the corresponding foreign patent applications and continuing patent applications. As consideration for the rights to RAD1901, we paid Eisai an initial license fee of $0.5 million. We have also agreed to pay Eisai certain fees in the range of $1.0 million to $20.0 million (inclusive of the $0.5 million initial license fee), payable upon the achievement of certain clinical and regulatory milestones. In consideration for the rights to RAD1901 in Japan, we paid Eisai an initial license fee of $0.4 million upon execution of the Eisai Amendment. The Eisai Amendment also provides for additional payments, payable upon the achievement of certain clinical and regulatory milestones in Japan.

        Under the license with Eisai, as amended by the Eisai Amendment, or the Eisai Agreement, should a product covered by the licensed technology be commercialized, we will be obligated to pay to Eisai royalties in a variable mid-single digit range based on net sales of the product on a country-by-country basis. The royalty rate will be reduced, on a country-by-country basis, at such time as the last remaining valid claim in the licensed patents expires, lapses or is invalidated and the product is not covered by data protection clauses. In addition, the royalty rate will be reduced, on a country-by-country basis, if, in addition to the conditions specified in the previous sentence, lawful generic versions of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound during a calendar quarter. The latest patent to expire, barring any extension thereof, is expected on August 18, 2026.

        We were also granted the right to sublicense with prior written approval from Eisai. If we sublicense the licensed technology to a third party, we will be obligated to pay Eisai, in addition to the milestone fees referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee and royalties in the low single digit range based on net sales of the sublicensee. The license agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.

        The Eisai Agreement may be terminated by us with respect to the entire territory with prior notice to Eisai if we reasonably determine that the medical/scientific, technical, regulatory or commercial profile of the licensed product does not justify continued development or marketing. The license agreement can also be terminated by Eisai on a country-by-country basis at any time prior to the date on which we have submitted for either an NDA approval or EMA marketing approval with respect to a licensed product, upon prior written notice to us if Eisai makes a good faith determination that we have not used commercially reasonable efforts to develop the licensed product in the territory having reference to prevailing principles and time scales associated with the development, clinical testing and government approval of products of a like nature to such licensed product, unless such default is cured within the period specified in the Eisai Agreement or if not capable of being cured within such period we commence efforts to cure and make diligent efforts to do so. Either party may also terminate the Eisai Agreement upon a material breach by the other party unless such other party cures the alleged breach within the notice period specified in the Eisai Agreement. Either party may also terminate the Eisai Agreement upon the bankruptcy or insolvency of the other party. Eisai may also terminate the Eisai Agreement with prior notice if we are acquired by, or if we transfer all of our pharmaceutical business assets (or an essential part of such assets) or more than 50% of our voting stock to, any third party person or organization, or otherwise come under the control of, such a person or organization, whether resulting from merger, acquisition, consolidation or otherwise in the event that Eisai reasonably determines that the person or organization assuming control of us is not able to perform the Eisai Agreement with the same degree of skill and diligence that we would use, such determination being made with reference to the following criteria with respect to the person or organization assuming control of us: (1) whether such person or organization has the financial resources to assume our obligations with respect to development and commercialization of products; (2) whether such person or organization has personnel with skill and experience adequate to assume our obligations with respect to development and commercialization of products at the stage of development and commercialization as of the date of such change; and (3) whether such person or organization expressly assumes all obligations imposed on us by the Eisai Agreement and agrees to dedicate personnel and financial resources to the development and commercialization of the licensed product that are at least as great as those provided by us. Eisai shall further have the right to terminate if the acquiring person or organization: (a) has any material and active litigations with Eisai; or (b) is a hostile takeover bidder against us which has not been approved by our board of directors as constituted immediately prior to such change of control.

        The Eisai Agreement contains customary risk allocation. We agreed to indemnify Eisai in respect of third-party claims arising out of or resulting from: (1) negligence, recklessness or intentional acts or omissions by us, our affiliates and licensees; (2) any breach by us of a representation, warranty or covenant; and (3) any personal injury arising out of the labeling, packaging, package insert, other materials or promotional claims with respect to any licensed product by us, our affiliates, licensees or distributors in the territory. Eisai agreed to indemnify us for (1) negligence, recklessness or intentional acts or omissions by Eisai or its affiliates and licensees and (2) any breach by Eisai of a representation, warranty or covenant. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Lonza

        In October 2007, we entered into a Development and Manufacturing Services Agreement with Lonza as amended in May 2011, January 2014 and December 2015, or the Development and Manufacturing Service Agreement. We and Lonza have entered into a series of Work Orders pursuant to the Development and Manufacturing Services Agreement pursuant to which Lonza has performed pharmaceutical development and manufacturing services for our abaloparatide product. We pay Lonza for services rendered and deliverables delivered pursuant to these work orders on a fee for service basis as specified in the applicable work statement. The Development and Manufacturing Services Agreement will expire on March 31, 2016 unless it is sooner terminated, and is subject to renewal by us for successive multiple-year terms with notice to Lonza.

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

        Clinical trials necessary for product approval are typically conducted in three sequential phases, but the Phases may overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board, or IRB, for each institution where the trials will be conducted, and each IRB must monitor the study until completion. Study subjects must provide informed consent and sign an informed consent form before participating in a clinical trial. Clinical testing also must satisfy the extensive GCP regulations for informed consent and privacy of individually identifiable information.

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

        Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing and production and testing facilities are in compliance with cGMP regulations. If the NDA and the manufacturing facilities are deemed acceptable by the FDA, it may issue an approval letter, or in some cases, a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for a specific indication(s). A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also require, as a condition of NDA approval, post-marketing testing and surveillance to monitor the drug's safety or efficacy, or impose other conditions. Approval may also be contingent on a Risk Evaluation and Mitigation Strategy, or REMS, that limits the labeling, distribution or promotion of a drug product. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-marketing studies or clinical trials. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market.

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

European Union—EMA Process

        In the EU, medicinal products are authorized following a similar demanding process as that required in the United States and applications are based on the ICH Common Technical Document. In the European Economic Area, or EEA (comprised of 28 EU Member States plus Iceland, Liechtenstein and Norway), medicines can be authorized by using either the centralized authorization procedure or national authorization procedures.

        Centralized procedure—Under the centralized procedure, following the opinion of the EMA's Committee for Medicinal Products for Human Use (CHMP), the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes, advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, or neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. In November 2015, we submitted an MAA for abaloparatide-SC to the EMA under the centralized procedure. The MAA was validated in December 2015 and is currently undergoing regulatory review by the EMA.

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

        Data and Market Exclusivity—Similar to the United States, there is a process for approval of generic versions of innovator drug products in the EU. Abridged applications for the authorization of generic versions of drugs authorized by EMA can be submitted to the EMA through the centralized procedure referencing the innovator's data and demonstrating bioequivalence to the reference product, among other things.

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

Pricing and Reimbursement

        In the United States and internationally, sales of products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of coverage and reimbursement from third-party payors such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out-of-pocket obligations of member patients for such products. In addition, particularly in the United States and increasingly in other countries, we may be required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities to provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each Part D prescription drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, although not necessarily all of the drugs within each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. We anticipate that a significant proportion of patients eligible for abaloparatide-SC will be Medicare beneficiaries and we expect that abaloparatide-SC, if approved, will be covered under Medicare Part D, although we cannot assure you that Part D prescription drug plan sponsors will cover abaloparatide-SC, or, if covered, at what tier or level.

        Government payment for some of the costs of prescription drugs may increase demand for any of our products that is successfully developed and approved. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, although the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Accordingly, any reduction in payment under Medicare may result in a similar reduction in payments from non-governmental payers.

        We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. Currently, Medicare is prohibited from negotiating directly with pharmaceutical companies for drugs. However, the U.S. Congress may in the future consider legislation that would lift the ban on federal negotiations.

        The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research would be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes of Health, and periodic reports on the status of the research and related expenditures would be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear whether research would have any effect on the sales of any of our products that is successfully developed and approved, if the product or the condition that it is intended to treat becomes the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits of a competitor's product could adversely affect the sales of any of our products that is successfully developed and approved. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

        The Patient Protection and Affordable Care Act, or the ACA, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively the ACA, is expected to have a significant impact on the health care industry. The ACA expands coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expands and increases industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget

Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers.

        There is no legislation at the EU level governing the pricing and reimbursement of medicinal products in the EU. As a result, the competent authorities of each of the 28 EU Member States have adopted individual strategies regulating the pricing and reimbursement of medicinal products in their territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move towards reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement, and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price-control methodologies, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). The government of the UK announced the phase-out of its established Pharmaceutical Pricing Reimbursement Scheme approach in January 2014 and the adoption of a new value-based pricing approach, at least for new product introductions. Under this approach, in a complete departure from established methodologies, reimbursement levels of each drug will be explicitly based on an assessment of value, looking at the benefits for the patient, unmet need, therapeutic innovation, and benefit to society as a whole. It is increasingly common in many EU Member States for Marketing Authorization Holders to be required to demonstrate the pharmaco-economic superiority of their products as compared to products already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.

        Future legislation, including the current versions being considered at the federal and state level in the United States and at the national level in EU Member States, or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize products depends in part on the extent to which coverage and reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved healthcare products by third-party payors. In addition, negotiating prices with government authorities under current and proposed legislation can delay the commercialization of our product candidates.

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

        We may also be subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes, so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, ACA permits the government to assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products, if approved, may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called "responsible corporate officer" doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.

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

        There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our actions could be subject to the penalty provisions of the pertinent state authorities.

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

Other Laws and Regulatory Processes

        We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the SEC and the regulations of the NASDAQ Global Market or any national securities exchange on which our capital stock may be traded. In addition, the Financial Accounting Standards Board, or FASB, the SEC and other bodies that have jurisdiction over the form and content of our accounts, our consolidated financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

        Our international operations are subject to compliance with the Foreign Corrupt Practices Act, or the FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA for activities by our partners, collaborators, clinical research organizations, vendors or other agents.

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

Employees

        As of December 31, 2015, we employed 73 full-time employees and 2 part-time employees, 20 of whom held Ph.D. or M.D. degrees. Forty-eight of our employees were engaged in research and development activities and 27 were engaged in support administration, including business development and finance. We intend to use CROs and other third parties to perform our clinical studies and manufacturing.

Corporate Information

        We were incorporated in the state of Delaware on February 4, 2008 under the name MPM Acquisition Corp. In May 2011, we entered into a reverse merger transaction, or the Merger, with our predecessor, Radius Health, Inc., a Delaware corporation formed on October 3, 2003, or the Former Operating Company, pursuant to which the Former Operating Company became a wholly-owned subsidiary of ours. Immediately following the merger transaction, the Former Operating Company was merged with and into us and we assumed the business of the Former Operating Company and changed our name to Radius Health, Inc.

Legal Proceedings

        We are not currently involved in any material legal proceedings.

Investor Information

        Financial and other information about us is available on our website at www.radiuspharm.com. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we have previously filed registration statements and other documents with the SEC. Any document we file may be inspected, without charge, at the SEC's public reference room at 100 F Street NE, Washington, DC 20549, or at the SEC's internet address at www.sec.gov. These website addresses are not intended to function as hyperlinks, and the information contained in our website and in the SEC's website is not intended to be a part of this filing. Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 800-SEC-0330.

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

        We had net losses of $101.5 million, $62.5 million, and $60.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $445.8 million. Until we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses and may never achieve or maintain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially as we:

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

We currently have no product revenues and we may need to raise additional capital, which may not be available on favorable terms, if at all, in order to continue operating our business.

        To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are abaloparatide-SC, abaloparatide-TD, RAD1901 and RAD140, and none of these product candidates is approved by the FDA or foreign regulatory authorities for sale. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures with our existing cash and cash equivalents and short and long-term marketable securities, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of our equity, and/or the incurrence of debt.

        Based upon our cash, cash equivalents and short-term marketable securities balance at December 31, 2015, we believe that, prior to the consideration of revenue from the potential future sales of any of our investigational products that may receive regulatory approval, we have sufficient capital to fund our development plans, U.S. commercial scale-up and other operational activities into 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. If we fail to obtain additional capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any product candidates from the FDA and foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts for any product candidate that is approved, forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.

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

        Abaloparatide-SC is our only product candidate in late-stage clinical development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop approved and marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and foreign regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market abaloparatide-SC in the United States unless and until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in those foreign countries. In addition, the approval of abaloparatide-TD as a line extension to abaloparatide-SC is dependent on the earlier approval of abaloparatide-SC. Obtaining approval of a product candidate is an extensive, lengthy, expensive and uncertain process, and any approval of abaloparatide-SC may be delayed, limited or denied for many reasons, including:

  •
  we may not be able to demonstrate that abaloparatide is safe and effective as a treatment for reduction of fracture risk in postmenopausal women with osteoporosis to the satisfaction of the FDA or foreign regulatory authorities;

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

        We cannot assure you that we will receive the approvals necessary to commercialize abaloparatide-SC, or any of our product candidates, including any product candidates we are currently developing or may acquire or develop in the future. In order to obtain FDA approval of abaloparatide-SC, or any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its indicated use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for proposed uses.

        In 2007, we entered into a global pharmacovigilance agreement with Teijin Limited, or Teijin, a Japanese pharmaceutical company, that provides for the exchange of information related to serious and non-serious adverse reactions to abaloparatide by patients enrolled in clinical studies. The purpose of the agreement is to enable safety reporting to global health agencies. Teijin has completed a Phase 2 clinical study of abaloparatide-SC in Japan for the treatment of postmenopausal osteoporosis. Should Teijin advise us in accordance with our agreement of a serious adverse event experienced by patients enrolled in their study, we would need to report the serious adverse event to the FDA and the European Medicines Agency, or EMA, which could adversely affect or delay our ability to obtain regulatory approvals in the United States and Europe.

        In addition, the FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review, such as the request we received from the FDA with respect to providing a minimum of 24-month fracture data for approval of abaloparatide-SC. Delays in obtaining regulatory approvals may:

  •
  delay commercialization of, and our ability to derive product revenues from, our product candidates;

  •
  impose costly procedures on us; and

  •
  diminish any competitive advantages that we may otherwise enjoy.

        The abaloparatide-SC finished product is a drug/device combination product candidate with both a drug and device component and with the primary mode of action being provided by the investigational drug abaloparatide. Based on our discussions to date with the FDA, we believe that abaloparatide-SC will be regulated as a combination product by the FDA, and both drug and device components will be required for review as part of our NDA submission. We expect that our NDA would be submitted to the Center for Drug Evaluation and Research and be reviewed with support from the FDA Office of Combination Products and the FDA Center for Devices and Radiological Health for the device aspects of the abaloparatide-SC product candidate. In addition, there are device-related manufacturing and other regulatory requirements (e.g., current good manufacturing practices, or cGMPs, and adverse event reporting) to which we may be subject by virtue of the product's status as a drug/device combination product. As a result of these factors, we may experience delays in the product development and regulatory review and approval process in seeking a drug/device combination product approval under an NDA.

        Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We may never obtain regulatory approval for abaloparatide-SC, or any of our product candidates. Failure to obtain FDA approval of abaloparatide-SC, or any of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenues, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire any product candidate.

        In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize abaloparatide-SC, or any of our product candidates for sale outside the United States.

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize abaloparatide-SC, or any of our other product candidates.

        Our product development programs and the potential commercialization of our product candidates will require substantial cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements.

        The terms of any collaborations or other arrangements that we may establish may not be favorable to us. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

        Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our future collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. If a collaborator fails to provide sufficient effort and resources to a development program, we may not realize the full potential or intended benefit of the collaboration, and the development program may be delayed or curtailed.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

        Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. A substantial portion of our abaloparatide development costs is denominated in euros and any adverse movement in the dollar/euro exchange rate will result in increased costs and require us to raise additional capital to complete the development of our products. The clinical trial process is also time consuming. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

        Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if we obtain marketing approval of a product candidate, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety and/or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and, if we market our products for other than their approved indications, we may be subject to enforcement action for off-label marketing.

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

The commercial success of any product candidates that we may develop and that may be approved will depend upon the degree of market acceptance by regulators, key opinion leaders, physicians, patients, healthcare payors and others in the medical community.

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

  •
  availability of coverage and reimbursement for our product from government or other healthcare payors; and

  •
  effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

Our ability to successfully commercialize products depends in part on the extent to which coverage and reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government health administration authorities, private health insurers and other organizations.

        Our ability to commercialize our product candidates if approved, alone or with collaborators, will depend in large part on the extent to which coverage and reimbursement will be available post-approval from:

  •
  government and health administration authorities;

  •
  private health maintenance organizations and health insurers; and

  •
  other healthcare payors.

        In the United States and internationally, sales of products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of coverage and reimbursement from third party payors such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out of pocket obligations of member patients for such products. In addition, particularly in the United States and increasingly in other countries, we may be required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.

        There is no legislation at the EU level governing the pricing and reimbursement of medicinal products in the EU. As a result, the competent authorities of each of the 28 EU Member States have adopted individual strategies regulating the pricing and reimbursement of medicinal products in their territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move towards reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement, and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price control methodologies. These efforts have mostly been executed through these countries' existing price-control methodologies, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). The government of the UK announced the phase out of its established Pharmaceutical Pricing Reimbursement Scheme approach in January 2014 and the adoption of a new value based pricing approach, at least for new product introductions. Under this approach, in a complete departure from established methodologies, reimbursement levels of each drug will be explicitly based on an assessment of value, looking at the benefits for the patient, unmet need, therapeutic innovation, and benefit to society as a whole. It is increasingly common in many EU Member States for Marketing Authorization Holders to be required to demonstrate the pharmaco economic superiority of their products as compared to products already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.

        Future legislation, including the current versions being considered at the federal and state level in the United States and at the national level in EU Member States, or regulatory actions implementing recent or future legislation may have a significant effect on our business. If government and other healthcare payors do not provide adequate coverage and reimbursement levels for our product candidates, once approved, market acceptance of our products could be reduced. In addition, negotiating prices with government authorities under current and proposed legislation can delay the commercialization of our product candidates.

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

Risks Related to Our Dependence on Third Parties

Our drug development programs depend upon third-party researchers, investigators and collaborators who are outside our control.

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

If a regulatory or governmental authority determines that a financial interest in the outcome of the Phase 3 study of abaloparatide-SC by any of the entities who managed our Phase 3 clinical trial affected the reliability of the data from the Phase 3 clinical trial, our ability to use the data for our planned regulatory submissions could be compromised, which could harm our business and the value of our common stock.

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

        In consideration of Nordic's management of our Phase 3 clinical trial and subsequent extension studies, we agreed to make various cash payments to Nordic denominated in both euros and U.S. dollars over the course of the Phase 3 ACTIVE and ACTIVExtend clinical trials, or the ACTIVE Clinical Trials, equal to a total of up to approximately €53.0 million ($57.5 million) and a total of up to approximately $4.4 million plus up to an additional $5.0 million in aggregate performance incentive payments, payable in cash. We also agreed to sell shares of capital stock to Nordic that were exchanged in May 2011 for 6,443 shares of our series A-5 convertible preferred stock for proceeds of approximately $0.5 million. These shares of our series A-5 convertible preferred stock automatically converted into 28,258 shares of our common stock upon the listing of our common stock on the NASDAQ Global Market. Pursuant to the terms of our agreements with Nordic, we were required to issue to Nordic shares of stock with an aggregate value of up to approximately €44.3 million ($48.1 million) and $0.8 million in consideration of Nordic's management of the ACTIVE Clinical Trials. These shares of stock accrued at a quarterly rate based on the progress of the ACTIVE Clinical Trials and were issuable at a price per share equal to the greater of (1) the fair market value of our common stock as of the applicable accrual date or (2) $81.42 and rounding down the resulting quotient to the nearest whole number. On each of December 31, 2013 and March 31, 2014, our Board of Directors declared a stock dividend to pay all shares of stock that had accrued as of such dates and that were anticipated to accrue through December 31, 2014, representing an aggregate of 682,958 shares of our Series A-6 convertible preferred stock that automatically converted into 2,995,453 shares of our common stock upon the listing of our common stock on the NASDAQ Global Market. Following the completion of our initial public offering of shares of our common stock on June 11, 2014, or our initial public offering, all compensation remaining payable to Nordic in consideration of their management of the ACTIVE Clinical Trials became payable in cash.

        The fair market value of our common stock may be subject to wide fluctuations in response to various factors, many of which are beyond our control. Accordingly, the shares of stock that we have issued to Nordic in consideration of Nordic's management of the ACTIVE Clinical Trials may be less than the full value originally anticipated under our agreements with Nordic, assuming Nordic did not expect the fair market value of our stock to fluctuate widely over the term of such agreements. As a result, the total consideration that Nordic received in stock and will receive in cash may be viewed to be below the market price paid by other companies for comparable clinical trial services.

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

        We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We have entered into agreements with contract manufacturers to manufacture our product candidates for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of our product candidates. We may not have sufficient clinical supplies of our product candidates but believe that our contract manufacturers will be able to produce sufficient supply of our product candidates to complete all of the planned clinical studies. If our contract manufacturers are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our clinical studies, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies. Any modification of our finished product or modification or termination of our clinical studies could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product if it were to be approved, which would materially harm our business and impair our ability to raise capital. In addition, the facilities and processes and controls used by our contract manufacturers to manufacture our product candidates must be approved by the EMA, and by the FDA pursuant to inspections that will be conducted after we submit our NDA. We do not control the facilities or manufacturing process, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve our contract manufacturers for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

  •
  Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other government regulations and corresponding foreign standards, and failure to comply with cGMP or corresponding foreign standards can result in compliance actions that may limit a manufacturer's production or prohibit a manufacturer from producing some or all products at a facility and/or importing it into the United States or a foreign country. We do not have control over third-party manufacturers' compliance with these regulations and standards.

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

If we fail to establish an effective distribution process utilizing cold chain logistics for abaloparatide-SC, our business may be adversely affected.

        We do not currently have the infrastructure necessary for distributing pharmaceutical products to patients. We will be contracting with a third-party logistics company to warehouse abaloparatide-SC and distribute it to specialty pharmacies and wholesale distributors who will supply abaloparatide-SC to the market. We will require that abaloparatide-SC be maintained at a controlled refrigerated temperature throughout the distribution chain. This distribution chain will require significant coordination among our manufacturing, supply-chain and finance teams, as well as commercial departments, including market access, sales, and marketing. In addition, failure to secure contracts with appropriate pharmacy providers and/or wholesale distributors could negatively impact the distribution of abaloparatide-SC, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of abaloparatide-SC will be delayed or severely compromised and our results of operations may be harmed.

Risks Related to Marketing and Sale of Our Products

We currently have limited commercial and medical affairs capabilities and have no experience selling, marketing or distributing products. If we are unable to build these capabilities on our own or through partnerships or collaborations, we may not be able to successfully commercialize abaloparatide-SC, if approved, or any future product candidates or generate product revenue.

        We currently have limited commercial and medical affairs capabilities and no sales capabilities, and we have no experience commercializing a pharmaceutical product. We intend to build an internal sales force to market and sell our products to specialists within the target indications, if approved, and also to pursue collaborative arrangements to market and sell our products within the target indications if approved. Therefore, our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators' strategic interest in the products under development and such collaborators' ability to successfully market and sell any such products.

        In addition, our ability to build effective commercial, medical affairs, marketing, sales, market access, managerial and other non-technical capabilities will depend on a number of factors, including our ability to:

  •
  identify, recruit, hire, train, incentivize and retain a significant number of commercial and medical affairs personnel, including a specialty sales force with appropriate technical expertise;

  •
  train our sales representatives, who will have no prior experience with our company or abaloparatide-SC, to deliver clear and compelling messages within the scope of the approved labeling regarding abaloparatide-SC and to be credible and persuasive in educating physicians on the appropriate situations to consider prescribing it as set forth in the approved labeling;

  •
  ensure our commercial customer-facing team, including sales, market access, and field logistics professionals, effectively build relationships with their respective customers;

  •
  manage a geographically dispersed national commercial customer-facing organization; and

  •
  manage our significant projected growth and the integration of new personnel.

        Building our commercial and medical affairs capabilities may be more expensive and time consuming than we anticipate, requiring us to divert resources from other intended purposes or preventing us from building these capabilities to the desired levels. Any failure or delay in building these capabilities on our own or through partnerships or collaborations will adversely impact the successful commercialization of abaloparatide-SC, or any future product candidate. If we establish a partnership or collaboration for purposes of commercializing abaloparatide-SC, or any future product candidate, the launch of that product candidate would need to be established in conjunction with our partner, which could result in a change in timing of the commercial launch.

        In addition, given our lack of prior experience in marketing, selling and distributing pharmaceutical products, our initial specialty sales force may be materially smaller than the actual number of sales representatives required to successfully commercialize abaloparatide-SC. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of abaloparatide-SC.

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

        We are seeking regulatory approval of abaloparatide-SC for the treatment of osteoporosis in postmenopausal women. We expect to compete against well-known treatment options, including Lilly's Forteo. In addition, there are other organizations working to develop new therapies to treat osteoporosis. In April 2012, UCB and Amgen started a Phase 3 clinical trial program for their anti-sclerostin antibody for the treatment of osteoporosis. In addition, there is at least one biosimilar to Lilly's Forteo under review by the EMA which, if approved, could exert pricing pressure on the anabolic class in which abaloparatide-SC would compete. In order to compete successfully in this market, we will have to demonstrate to physician and payors that the treatment of osteoporosis with abaloparatide-SC is worthwhile and is a better alternative to existing or new therapies.

        We face significant competition from many fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have compounds already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

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

        Patents covering abaloparatide as a composition of matter have been issued in the United States (US Patent No. 5,969,095) and several additional countries. Because the abaloparatide composition of matter patent was filed in 1996, it is expected to have an expiration in 2016 in the United States, and additional countries where it has issued. European Patent No. 0847278, which was included in the license from Ipsen Pharma SAS, or Ipsen, and claimed the composition of matter of abaloparatide, lapsed due to Ipsen's failure to pay annuities. We are pursuing restoration of those patent rights. To date, the patent rights in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden and the United Kingdom have been restored. As a result of the lapse of patent rights, we believe that some of Ipsen's rights under our license agreement with Ipsen have terminated. We are in discussions with Ipsen regarding these Ipsen rights and related terms of our license agreement. If we fail to reach agreement, we or Ipsen may determine to pursue available remedies, including formal dispute resolution. We believe that the data and market exclusivity provided in Europe for a new chemical entity, coupled with the need for a potential competitor to conduct clinical trials, will likely provide a longer barrier to entry than the patent protection provided by the original European patent term, which will expire in 2016.

        We and Ipsen are also co-assignees to US Patent No. 7,803,770 that we believe provides exclusivity until October 3, 2027 and may be extended to March 26, 2028 in the United States (not including any Hatch-Waxman patent term extension) for the method of treating osteoporosis with the intended therapeutic dose for abaloparatide-SC.

        We and Ipsen are also co-assignees to US Patent No. 8,148,333 that we believe provides exclusivity until 2027 in the United States (not including any Hatch-Waxman patent term extension) for the intended therapeutic formulation for abaloparatide-SC.

        We and 3M are co-assignees to several foreign and corresponding U.S. patent applications with the earliest priority date of April 22, 2011, which cover various aspects of abaloparatide for microneedle application. Any issued patents resulting from these applications will expire in 2032. However, pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of claimed inventions are not always predictable. Additional intellectual property covering abaloparatide-TD technology exists in the form of proprietary information protected as trade secrets. These can be accidentally disclosed to, independently derived by or misappropriated by competitors, possibly reducing or eliminating the exclusivity advantages of this form of intellectual property, thereby allowing those competitors more rapid entry into the marketplace with a competitive product, which reduces our advantage with abaloparatide-TD. In addition, trade secrets may in some instances become publicly available through required disclosures in regulatory files. Alternatively, competitors may sometimes reverse engineer a product once it becomes available on the market. Even where a competitor does not use an identical technology for the delivery of abaloparatide, it is possible that they could achieve an equivalent or even superior result using another technology. Such occurrences could lead to either one or more alternative competitor products becoming available on the market and/or one or more generic competitor products on the market gaining market share and causing a corresponding decrease in market share and/or price for abaloparatide-TD even if it were to be successfully developed and approved by the FDA.

        Patents covering RAD1901 as a composition of matter, as well as the use of RAD1901 for the treatment of estrogen-dependent breast cancer, have been issued in the United States, Canada, Australia, Japan and Europe, and are pending in India. The RAD1901 composition of matter patents in the United States expire in 2023 and may be extended to 2026 (not including any Hatch-Waxman patent term extension). One patent has been issued in the United States (US Patent No. 8,933,130) for treating vasomotor disturbances or hot flashes on January 13, 2015 (statutory term expires on June 22, 2027, and may be extended to October 19, 2031 with 1,580 days of patent term adjustment due to delays in patent prosecution by the USPTO). Additional patent applications relating to methods of treating vasomotor symptoms and clinical dosage strengths using RAD1901 have been filed. Pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of any claimed invention before a patent office are not always predictable. As a result, we could encounter challenges or difficulties in building, maintaining and/or defending our intellectual property both in the United States and abroad.

        Patent applications covering RAD140 and other selective androgen receptor modulator compounds have been granted in the United States, Europe, Canada, Mexico, Japan and Australia, and are pending in Brazil and India. The RAD140 composition of matter patents expire in 2029 in the United States (not including any Hatch-Waxman patent term extension) and additional countries if and when they issue.

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

        The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors' patent rights are highly uncertain. Our and our licensors' pending and future patent applications may not result in patents being issued that protect our technology or products or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Assuming the other requirements for patentability are met, in the United States, prior to March 16, 2013, the first to make the claimed invention was entitled to the patent, or a "first-to-invent" system, while outside the United States, the first to file a patent application is entitled to the patent, or a "first-to-file" system. With the implementation of the Leahy-Smith America Invents Act, the United States now has a first-to-file system for patent applications filed on or after March 16, 2013. We may become involved in opposition, interference or derivation proceedings challenging our patent rights or the patent rights of others. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. An adverse determination in any such proceeding could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

        From time to time, legislation is implemented to reign in rising healthcare expenditures. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or ACA. ACA includes a number of provisions affecting the pharmaceutical industry, including annual, non-deductible fees on any entity that manufactures or imports some types of branded prescription drugs and biologics and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. In addition, among other things, ACA also establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research. In addition, other legislative changes have been proposed and adopted since ACA was enacted, which also may impact our business. On August 2, 2011, the President signed into law the Budget Control Act of 2011, or BCA, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or ATRA, which among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. The full impact on our business of these new laws is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the pharmaceutical industry generally or our business in particular.

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

  •
  the federal Physician Payment Sunshine Act, or the Sunshine Act, requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Manufacturers are required to submit reports to the government by the 90th day of each calendar year; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

        Our business is increasingly dependent on critical, complex and interdependent information technology systems to support business processes as well as internal and external communications. Our computer systems are vulnerable to breakdown, malicious intrusion and computer viruses. Any failure to protect against breakdowns, malicious intrusions and computer viruses may result in the impairment of production and key business processes. In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information of our employees, clinical trial patients, customers, and others. Such disruptions and breaches of security could expose us to liability and have a material adverse effect on the operating results and financial condition of our business.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, and are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a publicly traded company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our consolidated financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common shares, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

Our directors and executive officers, together with their affiliates, have substantial influence over us and could delay or prevent a change in corporate control.

        Our directors and executive officers, together with their affiliates, beneficially owned approximately 7.4 million shares of our common stock as of December 31, 2015. These stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

        Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. We have reserved 6,159,510 shares of our common stock for issuance under our equity incentive plans as of December 31, 2015, which includes 4,408,369 shares of common stock issuable upon the exercise of options outstanding as of December 31, 2015, and 25,000 shares of common stock issuable upon the vesting of performance stock units, each of which will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, as of December 31, 2015, warrants to purchase 631,588 shares of our common stock were outstanding. Shares of our common stock issued upon exercise of these warrants may be sold in the public market, subject to prior registration or under an exemption from registration.

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

We may be required to pay severance benefits to our employees who are terminated in connection with a change in control, which could harm our financial condition or results.

        Each of our executive officers is party to an employment agreement, and each of our other employees is party to an agreement or participates in a plan that provides change in control severance benefits including cash payments for severance and other benefits and acceleration of vesting of stock options and other equity awards in the event of a termination of employment in connection with a change in control of us. The payment of these severance benefits could harm our financial condition and results. The accelerated vesting of options and equity awards could result in dilution to our existing stockholders and harm the market price of our common stock.

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

        Section 203 of the Delaware General Corporation Law prohibits, subject to some exceptions, "business combinations" between a Delaware corporation and an "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock, for a three-year period following the date that the stockholder became an interested stockholder.

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

        As of December 31, 2015, we had $419.5 million of federal and $323.0 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We are in the process of conducting a detailed analysis to determine whether an ownership change under Section 382 of the Code has previously occurred. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        Details of each of our principal properties as of December 31, 2015 are provided below:

Location	Function	Size (approximate square feet)	Property Interest
Waltham, MA, USA	Corporate Headquarters	24,880	Leased
Pasippany, NJ, USA	Office space	10,530	Leased
Cambridge, MA, USA	Laboratory and office space	4,600	Subleased

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

2015	High	Low
Quarter Ended March 31, 2015	$51.22	$35.02
Quarter Ended June 30, 2015	69.16	34.76
Quarter Ended September 30, 2015	84.64	52.50
Quarter Ended December 31, 2015	77.10	45.89

2014	High	Low
Quarter Ended June 30, 2014 (beginning June 6, 2014)	$14.60	$7.46
Quarter Ended September 30, 2014	24.28	8.09
Quarter Ended December 31, 2014	42.57	16.55

        On February 19, 2016, the closing price of our common stock was $27.00 per share as reported on The NASDAQ Global Market.

Stock Performance Graph

        This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended.

        The graph set forth below compares the cumulative total stockholder return on our common stock between June 6, 2014 (the date of the initial public offering of our common stock) and December 31, 2015, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 6, 2014 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 6, 2014 of $8.01 per share as the initial value of our common stock and not the initial offering price to the public of $8.00 per share.

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

*
$100 invested on June 6, 2014 in stock or index

Holders

        As of February 19, 2016, there were 69 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

        We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        We did not make any sales of unregistered securities during the fourth quarter ended December 31, 2015.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

        There were no repurchases of shares of common stock made during the fourth quarter of the fiscal year ended December 31, 2015.

ITEM 6.    SELECTED FINANCIAL DATA.

        You should read the following selected financial data together with our consolidated financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the statements of operations data for each of the three years ended December 31, 2013, 2014 and 2015 and the balance sheets data as of December 31, 2014 and 2015 from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The selected balance sheet data as of December 31, 2011, 2012 and 2013 and the statement of operations data for the years ended December 31, 2011 and 2012 has been derived from the audited financial statements for such years not included in this Form 10-K.

        The financial information set forth below for the year ended December 31, 2011 has been recast to reflect the adoption of Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.

        The historical financial information set forth below may not be indicative of our future performance and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and notes to those statements included in Item 7 of Part II and Item 8 of Part II, respectively, of this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Operations and Comprehensive Loss Data	2015	2014	2013	2012	2011
	(in thousands)
Operating expenses:
Research and development	$68,280	$45,719	$60,536	$54,961	$36,179
General and administrative	30,797	13,674	6,829	9,469	5,330

Loss from operations	(99,077)	(59,393)	(67,365)	(64,430)	(41,509)
Other (expense) income:
Other (expense) income, net	(1,607)	(713)	9,085	(2,095)	(236)
Interest (expense) income, net	(842)	(2,373)	(2,410)	(2,603)	(731)

Net loss	(101,526)	(62,479)	(60,690)	(69,128)	(42,476)

Other comprehensive loss, net of tax:
Unrealized gain (loss) from available-for-sale securities	26	(21)	—	(5)	8

Comprehensive loss	$(101,500)	$(62,500)	$(60,690)	$(69,133)	$(42,468)

Net (loss) earnings attributable to common stockholders	$(101,526)	$(71,479)	$(78,161)	$(83,120)	$113

Net (loss) earnings per share applicable to common stockholders—basic	$(2.56)	$(4.04)	$(203.91)	$(225.71)	$0.51

Net (loss) earnings per share applicable to common stockholders—diluted	$(2.56)	$(4.04)	$(203.91)	$(225.71)	$0.06

Weighted-average number of common shares used in net (loss) earnings per share applicable to common stockholders—basic	39,643,099	17,699,487	383,310	368,261	219,254

Weighted-average number of common shares used in net (loss) earnings per share applicable to common stockholders—diluted	39,643,099	17,699,487	383,310	368,261	1,774,935

	As of December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$159,678	$28,518	$12,303	$18,653	$25,128
Marketable securities	313,661	76,758	—	4,000	31,580
Working capital	459,128	86,774	(22,675)	8,026	56,607
Total assets	482,465	108,417	12,758	25,300	63,637
Long-term liabilities	—	24,394	1,945	38,222	19,806
Total liabilities	21,180	44,953	37,257	55,312	26,589
Total convertible preferred stock and redeemable convertible preferred stock	—	—	252,802	170,649	156,658
Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' equity (deficit)	482,465	108,417	12,758	25,300	63,637

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

Executive Overview

        We are a science-driven biopharmaceutical company that is committed to developing innovative therapeutics in the areas of osteoporosis, oncology and endocrine diseases. Our lead product candidate, the investigational drug abaloparatide for subcutaneous injection, has completed Phase 3 development for potential use in the reduction of fracture risk in postmenopausal women with osteoporosis and is currently under regulatory review in Europe. Our clinical pipeline also includes an investigational abaloparatide transdermal patch for potential use in osteoporosis and the investigational drug RAD1901 for potential use in hormone-driven, or hormone-resistant, breast cancer, and vasomotor symptoms in postmenopausal women. Our preclinical pipeline includes RAD140, a non-steroidal selective androgen receptor modulator, or SARM, under investigation for potential applications in oncology and multiple conditions where androgen modulation may offer therapeutic benefit.

Abaloparatide

        Abaloparatide is an investigational therapy for the potential treatment of women with postmenopausal osteoporosis who are at an increased risk for a fracture. Abaloparatide is a novel synthetic peptide analog that engages the parathyroid hormone receptor, or PTH1 receptor, and was selected for clinical development based on its favorable bone building activity. Abaloparatide was created to have a unique mechanism of action with the goal of stimulating enhanced bone building activity including bone formation, increasing bone mineral density, restoring bone microarchitecture and augmenting bone strength. We are developing two formulations of abaloparatide:

  •
  Abaloparatide-SC—Abaloparatide has completed Phase 3 development for potential use as a daily self-administered injection, which we refer to as abaloparatide-SC. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan. In December 2014, we announced the positive 18-month top-line data from our Phase 3 ACTIVE clinical trial, in which abaloparatide-SC met the primary endpoint with a statistically significant reduction in new vertebral fractures versus placebo, and in June 2015, we announced the positive top-line data from the first six months of the ACTIVExtend clinical trial and the 24-month combined data from ACTIVE and ACTIVExtend. In November 2015, we submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, which was validated and is currently undergoing regulatory review by the EMA. We intend to enter into one or more partnerships or collaborations for the potential commercialization of abaloparatide-SC prior to a commercial launch. We plan to submit a new drug application, or NDA, in the United States, at the end of the first quarter of 2016. Subject to regulatory review and a favorable regulatory outcome, we anticipate the first commercial sales of abaloparatide-SC will take place in 2016.

  •
  Abaloparatide-TD—We are also developing abaloparatide-transdermal, which we refer to as abaloparatide-TD, based on 3M's patented Microstructured Transdermal System technology for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-TD technology. During 2014, we reported progress towards the development of an optimized transdermal patch that may be capable of demonstrating comparability to abaloparatide-SC. In preliminary, nonhuman primate pharmacokinetic studies, we achieved a desirable pharmacokinetic profile, with comparable AUC, Cmax, Tmax and T1/2 relative to abaloparatide-SC. We believe that these results support continued clinical development of abaloparatide-TD toward future global regulatory submissions as a potential post-approval line extension of the investigational drug abaloparatide-SC. We commenced a human replicative clinical evaluation of the optimized abaloparatide-TD patch in December 2015, with the goal of achieving comparability to abaloparatide-SC. We expect to complete our clinical evaluation of the optimized abaloparatide-TD patch during 2016.

RAD1901

        RAD1901 is a selective estrogen receptor down-regulator/degrader, or SERD, that at high doses has a potential for use as an oral non-steroidal treatment for hormone-driven, or hormone-resistant, breast cancer. RAD1901 is currently being investigated in postmenopausal women with advanced estrogen receptor positive, or ER-positive, HER2-negative breast cancer, the most common form of the disease. The compound has the potential for use as a single agent or in combination with other therapies to overcome endocrine resistance in breast cancer.

        In September 2015, we announced results from a Phase 1 maximum tolerated dose, or MTD, study of RAD1901 in 52 healthy volunteers. In the study, RAD1901 was administered to healthy postmenopausal women in doses ranging from 200mg to 1000mg, and the data showed that RAD1901 was well-tolerated and the overall safety was supportive of continued development. In addition, a subset of subjects that received 18F estradiol positron emission tomography, or FES-PET, imaging demonstrated suppression of the FES-PET signal to background levels after six days of dosing.

        In December 2014, we commenced a Phase 1, multicenter, open-label, two-part, dose-escalation study of RAD1901 in postmenopausal women with advanced ER-positive and HER2-negative breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of RAD1901. We expect to complete this study by the middle of 2016. Dose escalation is currently ongoing with no dose limiting toxicities to date and we expect to initiate expansion cohorts in 2016.

        In December 2015, we commenced a Phase 1 FES-PET study in patients with metastatic breast cancer in the European Union which includes the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following RAD1901 treatment.

        In July 2015, we announced that early but promising preclinical data showed that our investigational drug RAD1901, in combination with Pfizer's palbociclib, a cyclin-dependent kinase, or CDK, 4/6 inhibitor, or Novartis' everolimus, an mTOR inhibitor, was effective in shrinking tumors. In patient-derived xenograft, or PDx, breast cancer models with either wild type or mutant ESR1, treatment with RAD1901 resulted in marked tumor growth inhibition, and the combination of RAD1901 with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone. We believe that this preclinical data suggest that RAD1901 has the potential to overcome endocrine resistance, is well-tolerated, and has a profile that is well suited for use in combination therapy.

        In January 2016 we entered into a worldwide clinical collaboration with Novartis Pharmaceuticals to evaluate the safety and efficacy of combining RAD1901, with Novartis' investigational agent LEE011 (ribociclib), a CDK 4/6 inhibitor, and BYL719 (alpelisib), an investigational phosphoinositide 3-kinase inhibitor.

        RAD1901 is also being evaluated at low doses as an estrogen receptor ligand for the potential relief of the frequency and severity of moderate to severe hot flashes in postmenopausal women with vasomotor symptoms. We commenced a Phase 2b clinical study of RAD1901 for the potential treatment of postmenopausal vasomotor symptoms in December 2015.

Financial Overview

Research and Development Expenses

        Research and development expenses consist primarily of clinical testing costs, including payments made to contract research organizations, or CROs, salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds and other expenses relating to the manufacture, development, testing and enhancement of our investigational product candidates. We expense our research and development costs as they are incurred.

        None of the research and development expenses in relation to our investigational product candidates are currently borne by third parties. Our lead investigational product candidate is abaloparatide and it currently represents the largest portion of our research and development expenses for our investigational product candidates. We began tracking program expenses for abaloparatide-SC in 2005, and program expenses from inception to December 31, 2015 were approximately $195.9 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to December 31, 2015 were approximately $33.7 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to December 31, 2015 were approximately $27.7 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to December 31, 2015 were approximately $5.7 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

        Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

        The following table sets forth our research and development expenses related to abaloparatide-SC, abaloparatide-TD, RAD1901 and RAD140 for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Abaloparatide-SC	$19,870	$32,044	$45,977
Abaloparatide-TD	2,585	1,493	11,459
RAD1901	9,926	2,250	—
RAD140	495	—	—

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, including the cost of maintaining our intellectual property portfolio, and other corporate expenses.

        Our results also include stock-based compensation expense as a result of the issuance of stock option grants and performance unit grants to employees, directors and consultants. The stock-based compensation expense is included in the respective categories of expense in the statement of operations (research and development and general and administrative expenses). We expect to record additional non-cash compensation expense in the future, which may be significant.

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

        On August 4, 2015, we prepaid all amounts owed under the Credit Facility and the First Amendment. After consideration of relevant fees required under the Credit Facility and the First Amendment, the total payment amounted to $26.5 million.

Other Income (Expense)

        For the years ended December 31, 2014 and 2013, other income (expense) primarily reflects changes in the fair value of our warrant liability and the series A-6 convertible preferred stock liability and stock asset outstanding prior to our initial public offering from the date of the initial accrual to the reporting date.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and expenses during the reported periods. We believe the following accounting policies are "critical" because they require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates, which would have been reasonable, could have been used, which would have resulted in different financial results.

Accrued Clinical Expenses

        When preparing our consolidated financial statements, we are required to estimate our accrued clinical expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts we have with parties depend on factors such as successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. Examples of estimated accrued clinical expenses include:

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

Research and Development Expenses

        We account for research and development costs by expensing such costs to operations as incurred. Research and development costs primarily consist of personnel costs, outsourced research activities, pre-commercial manufacturing activities, laboratory supplies and consulting fees.

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

Options

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

Performance Units

        We measure stock-based compensation cost at the accounting measurement date based on the fair value of the performance unit grant, and recognize the expense over the derived service period of the performance units.

        We estimate the fair value of each grant using a Monte Carlo simulation analysis that takes into account the forecasted price of our common stock, historical volatility of our common stock, risk-free rate as of valuation date, price of our common stock as of the grant date and the trigger for the performance condition to be met.

        The derived service period for each grant is calculated using a Monte Carlo simulation analysis.

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

        As of December 31, 2015 and 2014, we held financial assets that were measured using Level 1 and Level 2 inputs. Assets measured using Level 1 inputs include money market funds, which are valued using quoted market prices with no valuation adjustments applied. Assets measured using Level 2 inputs include marketable securities that consist primarily of domestic corporate debt securities (direct issuance bonds, corporate bonds, etc.) and are valued using third-party pricing resources, which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

        As of December 31, 2015 and 2014, we held no Level 3 assets or liabilities.

Results of Operations

        The following discussion summarizes the key factors our management team believes are necessary for an understanding of our consolidated financial statements.

Years Ended December 31, 2015 and December 31, 2014

	Years Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Operating expenses:
Research and development	$68,280	$45,719	$22,561	49%
General and administrative	30,797	13,674	17,123	125%

Loss from operations	(99,077)	(59,393)	39,684	67%
Other (expense) income:
Other (expense) income, net	(35)	(510)	(475)	–93%
Loss on retirement of note payable	(1,572)	(203)	1,369	674%
Interest (expense) income, net	(842)	(2,373)	(1,531)	–65%

Net loss	$(101,526)	$(62,479)	39,047	62%

        Research and development expenses—For the year ended December 31, 2015, research and development expense was $68.3 million compared to $45.7 million for the year ended December 31, 2014, an increase of $22.6 million, or 49%. This increase was primarily a result of an increase in compensation expense, including an increase of $5.9 million of non-cash stock-based compensation expense, due to an increase in headcount from 16 research and development employees as of December 31, 2014 to 48 research and development employees as of December 31, 2015. This increase was also driven by higher consulting costs incurred to support our MAA and planned NDA submissions for our investigational product candidate abaloparatide-SC, and an increase in contract service costs associated with the development of our investigational product candidate RAD1901 as a result of the initiation of various preclinical and manufacturing activities in late 2014. These amounts were partially offset by a decrease in the total professional contract service costs associated with the development of abaloparatide-SC resulting from the completion of the Phase 3 18-month fracture study in October 2014 and the first six months of the ACTIVExtend clinical trial. We expect that costs associated with the development of abaloparatide-SC will continue to decrease over the course of the ACTIVExtend clinical trial as patients complete treatment.

        We expect that the costs associated with the development of abaloparatide-TD will increase as we begin to advance an optimized abaloparatide-TD product in additional clinical studies. We expect that the costs associated with the development of RAD1901 will increase as we begin to advance RAD1901 through various preclinical and clinical studies, including a Phase 1 study in metastatic breast cancer, which commenced in late 2014, and a Phase 2b study in vasomotor symptoms, which commenced in December 2015.

        General and administrative expenses—For the year ended December 31, 2015, general and administrative expense was $30.8 million compared to $13.7 million for the year ended December 31, 2014, an increase of $17.1 million, or 125%. This increase was primarily the result of an increase during the year ended December 31, 2015, of approximately $10.3 million in legal fees and professional support costs, including the costs associated with growing Radius' headcount and preparing for the potential commercialization of abaloparatide-SC, subject to a favorable regulatory review. This increase was also driven by an increase in compensation expense, including an increase of $1.8 million of non-cash stock-based compensation expense, due to an increase in headcount from 10 general and administrative employees as of December 31, 2014 to 27 general and administrative employees as of December 31, 2015.

        Other (expense) income, net—For the year ended December 31, 2015, other expense, net of other income, was $35 thousand, as compared to $0.5 million during the year ended December 31, 2014. Other expense, net of other income, for the year ended December 31, 2015 consisted primarily of state taxes. The $0.5 million of other expense, net of income, for the year ended December 31, 2014 was primarily due to an increase in the fair value of our warrant liability as a result of an overall increase in the fair value of the underlying common stock from December 31, 2013 to June 6, 2014. Following our initial public offering on June 6, 2014, the carrying value of our warrant liability was reclassified to equity.

        Loss on retirement of note payable—For the year ended December 31, 2015, loss on retirement of note payable was $1.6 million. This loss was a result of the prepayment of our New Credit Facility on August 4, 2015. For the year ended December 31, 2014, loss on retirement of note payable was $0.2 million. This loss was a result of the prepayment of our Original Credit Facility on May 30, 2014.

        Interest (expense) income—For the year ended December 31, 2015, interest expense, net of interest income, was $0.8 million, as compared to $2.4 million during the year ended December 31, 2014, a decrease of $1.5 million, or 65%. This decrease was primarily a result of the prepayment of all outstanding long-term debt on August 4, 2015, and an increase in interest income as a result of an increase in our cash, cash equivalents and marketable securities outstanding during the year ended December 31, 2015.

Years Ended December 31, 2014 and December 31, 2013

	Years Ended December 31,		Change
	2014	2013	$	%
	(in thousands)
Operating expenses:
Research and development	$45,719	$60,536	$(14,817)	–24%
General and administrative	13,674	6,829	6,845	100%

Loss from operations	(59,393)	(67,365)	(7,972)	–12%
Other (expense) income:
Other (expense) income, net	(510)	9,085	9,595	106%
Loss on retirement of note payable	(203)	—	203	100%
Interest (expense) income, net	(2,373)	(2,410)	(37)	–2%

Net loss	$(62,479)	$(60,690)	1,789	3%

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

        Other (expense) income, net—For the year ended December 31, 2014, other expense, net of other income, was $0.5 million, as compared to other income, net of expense during the year ended December 31, 2013 of $9.1 million. Other expense, net of other income, primarily reflects changes in the fair value of the stock asset, stock liability, other liability and warrant liability. The $0.5 million of other expense, net of income, for the year ended December 31, 2014 was primarily due to an increase in the fair value of our warrant liability as a result of an overall increase in the fair value of the underlying common stock from December 31, 2013 to June 6, 2014. Following our initial public offering on June 6, 2014, our warrant liability was reclassified to equity. The $9.1 million of other income, net of expense, as of December 31, 2013 was primarily due to a decrease in the fair value of our stock liability and other liability as a result of an overall decline in the fair value of the underlying convertible preferred stock from December 31, 2012 to December 31, 2013.

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

Liquidity and Capital Resources

        From inception to December 31, 2015, we have incurred an accumulated deficit of $445.8 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various investigational product candidates and expenses supporting those activities. Our total cash, cash equivalents and marketable securities balance as of December 31, 2015 was $473.3 million. We have financed our operations since inception primarily through the public offerings of our common stock, private sale of preferred stock, borrowing under credit facilities and the receipt of $5.0 million in fees associated with an option agreement.

        Based upon our cash, cash equivalents and marketable securities balance, we believe that, prior to the consideration of revenue from the potential future sales of any of our investigational products that may receive regulatory approval or proceeds from partnership activities, we have sufficient capital to fund our development plans, U.S. commercial scale-up and other operational activities into 2018. We expect to finance the future development costs of our clinical product portfolio with our existing cash, cash equivalents and marketable securities, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, or the incurrence of debt. However, there is no guarantee that any of these strategic financing opportunities will be available to us on favorable terms, and some could be dilutive to existing stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development and commercialization activities, the results of our clinical trials, and the review and potential approval of our products by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency. The successful development of our investigational product candidates is subject to numerous risks and uncertainties associated with developing drugs, which could have a significant impact on the cost and timing associated with the development of our product candidates. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any investigational product candidates from the FDA and foreign regulatory authorities.

        The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Years ended December 31,
	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(87,103)	$(48,345)	$(45,017)
Investing activities	(239,822)	(78,065)	3,971
Financing activities	458,085	142,625	34,696

Net increase (decrease) in cash and cash equivalents	$131,160	$16,215	$(6,350)

Cash Flows from Operating Activities

        Net cash used in operating activities during the year ended December 31, 2015 was $87.1 million, which was primarily the result of a net loss of $101.5 million and net changes in working capital of $4.0 million, partially offset by $18.4 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $101.5 million net loss was primarily due to abaloparatide-SC and pipeline program development expenses along with employee compensation and consulting costs incurred to support future regulatory submissions and preparation for the potential commercial launch of abaloparatide-SC. The $18.4 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $14.7 million, loss on retirement of note payable of $1.6 million and amortization of premiums (discounts) on marketable securities of $1.7 million.

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

Cash Flows from Investing Activities

        Net cash used in investing activities for the year ended December 31, 2015 was $239.8 million, as compared to net cash used in investing activities of $78.1 million for the year ended December 31, 2014.

        The net cash used in investing activities during the year ended December 31, 2015 was primarily a result of $579.1 million in purchases of marketable securities and $1.2 million of purchases of property and equipment, partially offset by $340.5 million of net proceeds received from the sale or maturity of marketable securities. The net cash used in investing activities during the year ended December 31, 2014 was primarily a result of $97.7 million in purchases of marketable securities and $0.9 million of purchases of property and equipment, partially offset by $20.5 million of net proceeds received from the sale or maturity of marketable securities. The net cash provided by investing activities during the year ended December 31, 2013 was primarily a result of $21.0 million net proceeds received from the sale or maturity of marketable securities, partially offset by $17.1 million in purchases of marketable securities.

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

Cash Flows from Financing Activities

        Net cash provided by financing activities for the year ended December 31, 2015 was $458.1 million, as compared to $142.6 million of net cash provided by financing activities for the year ended December 31, 2014.

        Net cash provided by financing activities during the year ended December 31, 2015 consisted of $482.3 million of net proceeds received from public offerings of our common stock in January and July of 2015, partially offset by the repayment of our New Credit Facility.

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

Sales of Common Stock

        On July 28, 2015, we completed a public offering of 4,054,054 shares of our common stock at a price of $74.00 per share, for aggregate proceeds, net of underwriting discounts, commissions and offering costs, of approximately $281.5 million. Also, on July 28, 2015, the underwriters purchased an additional 608,108 shares by exercising an option to purchase additional shares that was granted to them in connection with the offering. As a result of the public offering and subsequent exercise of the underwriters' option, we received aggregate proceeds, net of underwriting discounts, commissions and estimated offering costs of approximately $323.8 million.

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

        On June 11, 2014, we completed our initial public offering whereby we sold 6,500,000 shares of our common stock at a price of $8.00 per share. The shares began trading on the NASDAQ Global Market on June 6, 2014. In connection with the completion of the offering, all outstanding shares of our convertible preferred stock converted into 19,465,132 shares of common stock, and 2,862,654 shares of common stock were issued in satisfaction of accumulated dividends accrued on the preferred stock. In addition, all outstanding warrants to purchase shares of series A-1 convertible preferred stock and warrants to purchase shares of series B-2 convertible preferred stock were converted into the right to purchase 149,452 shares of common stock and our warrant liability was reclassified to equity. On June 18, 2014 and June 25, 2014, the underwriters purchased an additional 512,744 shares in the aggregate by exercising a portion of the over-allotment option granted to them in connection with the initial public offering. As a result of the closing of the initial public offering and subsequent exercise of the over-allotment option, we received aggregate proceeds, net of underwriting discounts, commissions and offering costs, of approximately $50.4 million.

Sales of Preferred Stock

        We had no sales of preferred stock during the year ended December 31, 2015. Through December 31, 2015, we had received aggregate net cash proceeds of $238.2 million from the sale of shares of our preferred stock as follows:

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

        On April 23, 2013, we entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement, or the Series B Purchase Agreement, pursuant to which we could raise, at any time on or prior to May 10, 2013, up to approximately $60.0 million through the issuance of (1) up to 980,000 shares of its Series B preferred stock , or the Series B, and (2) warrants to acquire up to approximately 1,075,000 shares of its common stock with an exercise price of $14.004 per share. On April 23, 2013, we consummated a first closing under the Series B Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $43.0 million, we issued 700,098 shares of Series B and warrants to purchase up to a total of 767,651 shares of our common stock. On May 10, 2013, we consummated a second closing under the Series B Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $0.1 million, we issued 1,137 shares of Series B and warrants to purchase up to a total of 1,246 shares of our common stock. The warrants can be exercised at any time prior to the fifth anniversary of their issuance.

        Upon completion of our initial public offering, all shares of preferred stock were converted into shares of our common stock.

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

        On August 4, 2015, the Company prepaid all amounts owed under the Credit Facility and the First Amendment. After consideration of relevant fees required under the Credit Facility and the First Amendment, the total payment amounted to $26.5 million.

Future Financing Needs

        We expect to finance the future development costs of our clinical product portfolio with our existing cash and cash equivalents and marketable securities, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of our equity, or the incurrence of debt. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each investigational product candidate, progress on securing third-party collaborators, as well as ongoing assessments of such investigational product candidate's commercial potential and our ability to fund this product development.

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

        Abaloparatide-SC is our only investigational product candidate in late stage development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We submitted an MAA to the EMA in November 2015 and plan to submit an NDA to the FDA at the end of the first quarter of 2016. Obtaining approval of an investigational product candidate is an extensive, lengthy, expensive and uncertain process, and any approval of abaloparatide-SC may be delayed, limited or denied for many reasons, including:

  •
  we may not be able to demonstrate that abaloparatide is safe and effective as a treatment for reduction of fracture risk in postmenopausal women with osteoporosis to the satisfaction of the FDA or other foreign regulatory authorities;

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

        Our contractual obligations result from property leases for office space. However, more information regarding significant contracts with CROs and our obligations to make future payments to third parties that become due and payable upon achievement of certain development, regulatory and commercial milestones can be found below under "Research and Development Agreements" and "License Agreement Obligations".

        The following table summarizes our contractual obligations at December 31, 2015:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$8,273	$1,944	$3,827	$2,502	$—

Research and Development Agreements

        Abaloparatide-SC Phase 3 Clinical Trial—We have entered into agreements with Nordic Bioscience Clinical Development VII A/S, or Nordic, to conduct our Phase 3 clinical trial of abaloparatide-SC, or the Phase 3 Clinical Trial. On March 29, 2011, we entered into a Clinical Trial Services Agreement, or the Clinical Trial Services Agreement. On the same date, we also entered into Work Statement NB-1, as amended on December 9, 2011, June 18, 2012, March 28, 2014, May 19, 2014, July 22, 2014, August 15, 2014 and March 12, 2015, or Work Statement NB-1, and the Stock Issuance Agreement, as amended and restated on May 16, 2011, and as further amended on February 21, 2013, March 28, 2014, and May 19, 2014, or the Stock Issuance Agreement.

        We recognized research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Trial, or a twenty-month period, except for the amounts due under the fourth amendment to the Work Statement NB-1, which we recognized on a per patient basis when the end-of-study visit and all other required procedures were completed. We recorded no expense, $8.2 million, and $31.6 million of research and development expense during the years ended December 31, 2015, 2014, and 2013, respectively for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study. As of December 31, 2015, all obligations due to Nordic under Work Statement NB-1 had been paid.

        Abaloparatide-SC Phase 3 Clinical Extension Study—On February 21, 2013, we entered into the Work Statement NB-3, as amended on February 28, 2014, March 23, 2015, July 8, 2015 and October 21, 2015, or the Work Statement NB-3. Pursuant to the Work Statement NB-3, Nordic performed an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the Phase 3 clinical trial of abaloparatide-SC, or the Extension Study, and, upon completion of this initial six months, an additional period of 18 months of standard-of-care osteoporosis management, or the Second Extension.

        In April 2015, we entered into an amendment to the Work Statement NB-3, or the NB-3 Amendment. The NB-3 Amendment was effective as of March 23, 2015 and provides that Nordic will perform additional services, including monitoring of patients enrolled in the Second Extension. Payments in cash to be made to Nordic under the NB-3 Amendment are denominated in euros and total up to approximately €4.1 million ($4.5 million).

        Payments in cash to be made to Nordic under the Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €11.9 million ($12.9 million) and $1.1 million, respectively. In addition, payments are due to Nordic in connection with the Work Statement NB-3 pursuant to the Stock Issuance Agreement, as discussed below. As of December 31, 2015, services related to the Second Extension are ongoing and all obligations due to Nordic in relation to the Extension Study have been paid.

        We recognize research and development expense for the amounts due to Nordic under the Extension Study and the Second Extension ratably over the estimated per patient treatment periods beginning upon enrollment or over a nine-month and nineteen-month period, respectively. We recorded $5.4 million, $9.6 million, and $4.5 million of research and development expense during the years ended December 31, 2015, 2014, and 2013, respectively, respectively, for per patient costs incurred.

        As of December 31, 2015, we had a liability of $2.9 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic under the Second Extension, which are payable in cash.

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

        We are also responsible for certain pass-through costs in connection with the clinical trials noted above. Pass-through costs are expensed as incurred or upon delivery. We recognized research and development expense of $1.1 million, $1.3 million, and $3.9 million for pass through costs during years ended December 31, 2015, 2014, and 2013, respectively.

        We estimate that our future cash obligations to Nordic in relation to Work Statement NB-3 will approximate the following as of December 31, 2015 (in thousands):

	TOTAL(1)			LESS THAN 1 YEAR(1)			1 - 3 YEARS(1)
	EURO DENOMINATED PAYMENTS			EURO DENOMINATED PAYMENTS			EURO DENOMINATED PAYMENTS
	EURO	USD EQUIVALENT(2)	USD DENOMINATED PAYMENTS	EURO	USD EQUIVALENT(2)	USD DENOMINATED PAYMENTS	EURO	USD EQUIVALENT(2)	USD DENOMINATED PAYMENTS
Work Statement NB-3	€4,748	$5,156	$430	€4,349	$4,723	$430	€399	$433	$—

Total Payments	€4,748	$5,156	$430	€4,349	$4,723	$430	€399	$433	$—

(1)
The amounts above exclude pass-through costs and, in accordance with work statement NB-3, may be adjusted from time to time and at the end of the study to reflect actual study activities completed by the study subjects.

(2)
USD equivalent is based upon the noon buying rate published by the Board of Governors of the Federal Reserve on December 31, 2015.

License Agreement Obligations

Abaloparatide

        In September 2005, we exclusively licensed the worldwide rights (except for development and commercial rights in Japan) to abaloparatide and analogs from an affiliate of Ipsen Pharma SAS, or Ipsen, including US Patent No. 5,969,095 (statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone" that claims abaloparatide and US Patent No. 6,544,949, (statutory term expires March 29, 2016) entitled "Analogs of Parathyroid Hormone" that claims abaloparatide and US Patent No. 6,544,949, (effective filing date March 29, 1996, statutory term expires March 29, 2016), entitled "Analogs of Parathyroid Hormone" that claims methods of treating osteoporosis using abaloparatide and pharmaceutical compositions comprising abaloparatide, and the corresponding foreign patents and continuing patent applications. European Patent No. 0847278, which was included in the license from Ipsen and claimed the composition of matter of abaloparatide, lapsed due to Ipsen's failure to pay annuities. We are pursuing restoration of those rights. To date, the patent rights in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, and United Kingdom have been restored. We believe that the data and market exclusivity provided in Europe for a new chemical entity, coupled with the need for a potential competitor to conduct clinical trials will likely provide a longer barrier to entry than the patent protection provided by the original European patent term, which will expire in 2016.

        We also have rights to joint intellectual property related to abaloparatide, including rights to the jointly derived intellectual property contained in US Patent No. 7,803,770 (statutory term expires October 3, 2027, and may be extended to March 26, 2028 with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO), US Patent No. 8,148,333 (statutory term expires October 3, 2027 and may be extended to November 8, 2027 with 36 days of patent term adjustment due to delays in patent prosecution by the USPTO) and related patents and patent applications both in the United States and worldwide that cover the method of treating osteoporosis using the Phase 3 Clinical Trial dosage strength and form. A corresponding European application is pending with claims to the intended therapeutic formulation for abaloparatide-SC. Examination has been requested, but substantive examination has not yet commenced. Upon grant, this patent could be validated in any designated contracting or extension states and potentially could be considered for a Supplemental Protection Certificate depending upon the timing of its grant. Related cases granted in China, Australia, Singapore, Japan, Israel, Mexico, New Zealand, Russia and Ukraine, and currently pending in Europe, Canada, Brazil, Singapore, South Korea, India, Norway, and Hong Kong will have a patent expiration date of 2027. Patent applications which cover various aspects of abaloparatide for microneedle application are pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Singapore, and Ukraine. Any patents that might issue from these applications will have an expiration date in 2032, not taking into account extension under applicable laws.

        In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $1.0 million. The license agreement further requires us to make payments upon the achievement of certain future regulatory and commercial milestones, including upon acceptance of an NDA submission for review by the FDA. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($10.9 million to $39.1 million). Should abaloparatide be approved and subsequently commercialized, we will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of licensed patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

        Prior to executing the license agreement for abaloparatide with us, Ipsen licensed the Japanese rights for abaloparatide to Teijin Limited, or Teijin, a Japanese pharmaceutical company. Teijin has completed a Phase 2 clinical study of abaloparatide in Japan for the treatment of postmenopausal osteoporosis.

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

Net Operating Loss Carryforwards

        As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $419.5 million and $323.0 million, respectively, the use of which may be limited, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2035.

        Under Section 382 of the Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. The private placements and other transactions that have occurred since our inception, may have triggered an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of prior private placements, sales of common stock by our existing stockholders or additional sales of common stock by us, could have a material adverse effect on our results of operations in future years. We are in the process of completing a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Accounting Standards Updates

        For a discussion of recent accounting standards updates, see note 2 to our consolidated financial statements included in this Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to market risk related to changes in the dollar/euro exchange rate because a portion of our development costs are denominated in euros. We do not hedge our foreign currency exchange rate risk. However, an immediate 10 percent adverse change in the dollar/euro exchange rate would not have a material effect on financial results.

        We are exposed to market risk related to changes in interest rates. As of December 31, 2015, we had cash, cash equivalents and short-term marketable securities of $473.3 million, consisting of cash, money market funds, domestic corporate debt securities, domestic corporate commercial paper, and asset-backed securities. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. As of December 31, 2015, we do not have any hard to value investment securities or securities for which a market is not readily available or active.

        We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS
Radius Health, Inc.
Index to Consolidated Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	90
Consolidated Balance Sheets as of December 31, 2015 and 2014	91
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	92
Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013	93
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	95
Notes to Consolidated Financial Statements	96

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Radius Health, Inc.

        We have audited the accompanying consolidated balance sheets of Radius Health, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radius Health, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Radius Health Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2016

Radius Health, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$159,678	$28,518
Marketable securities	313,661	76,758
Prepaid expenses and other current assets	6,969	2,057

Total current assets	480,308	107,333
Property and equipment, net	1,897	842
Other assets	260	242

Total assets	$482,465	$108,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,228	$2,292
Accrued expenses and other current liabilities	14,952	18,267

Total current liabilities	21,180	20,559
Note payable, net of current portion and discount	—	24,394

Total liabilities	$21,180	$44,953

Commitments and contingencies
Stockholders' equity:
Common stock, $.0001 par value; 200,000,000 shares authorized, 42,984,243 shares and 32,924,535 shares issued and outstanding at December 31, 2015 and 2014, respectively	4	3
Additional paid-in-capital	907,040	407,720
Accumulated other comprehensive income (loss)	5	(21)
Accumulated deficit	(445,764)	(344,238)

Total stockholders' equity	461,285	63,464

Total liabilities and stockholders' equity	$482,465	$108,417

See accompanying notes to consolidated financial statements.

Radius Health, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	December 31,
	2015	2014	2013
OPERATING EXPENSES:
Research and development	$68,280	$45,719	$60,536
General and administrative	30,797	13,674	6,829

Loss from operations	(99,077)	(59,393)	(67,365)
OTHER (EXPENSE) INCOME:
Other (expense) income, net	(35)	(510)	9,085
Loss on retirement of note payable	(1,572)	(203)	—
Interest income	1,043	94	30
Interest expense	(1,885)	(2,467)	(2,440)

NET LOSS	$(101,526)	$(62,479)	$(60,690)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized gain (loss) from available-for-sale securities	26	(21)	—

COMPREHENSIVE LOSS	$(101,500)	$(62,500)	$(60,690)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED (Note 12)	$(101,526)	$(71,479)	$(78,161)

LOSS PER SHARE:
Basic and diluted	$(2.56)	$(4.04)	$(203.91)

WEIGHTED AVERAGE SHARES:
Basic and diluted	39,643,099	17,699,487	383,310

See accompanying notes to consolidated financial statements.

Radius Health, Inc.

Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible
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
Issuance of warrants
Exercise of warrants
Stock options exercised
Stock-based compensation expense
Issuance of common stock, net
Conversion of convertible preferred stock into common stock	(448,060)	(26,837)	(701,235)	$(45,407)	(939,612)	(81,821)	(983,208)	(97,223)	(142,227)	(12,702)	(3,998)	(271)	(6,443)	(525)	(682,958)	(33,277)
Reclassification of warrant liability to additional paid in capital

Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

Net loss
Unrealized gain from available-for-sale securities
Exercise of warrants
Exercise of options
Stock-based compensation expense
Issuance of common stock, net

Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

See accompanying notes to consolidated financial statements.

Radius Health, Inc.

Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible
Preferred Stock and Stockholders' Equity (Deficit) (Continued)

(In thousands, except share and per share amounts)

	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2012	380,328	$—	$—	$—	$(200,661)	$(200,661)

Net loss					(60,690)	(60,690)
Stock options exercised	5,336		13			13
Issuance of preferred stock						—
Accretion of dividends on preferred stock			(1,521)		(15,950)	(17,471)
Stock-based compensation expense			1,508			1,508

Balance at December 31, 2013	385,664	$—	$—	$—	$(277,301)	$(277,301)

Net loss					(62,479)	(62,479)
Unrealized loss from available-for-sale securities				(21)		(21)
Issuance of preferred stock						—
Accretion of dividends on preferred stock			(4,542)		(4,458)	(9,000)
Issuance of warrants			41			41
Exercise of warrants	20,435					—
Stock options exercised	49,382		170			170
Stock-based compensation expense			7,070			7,070
Issuance of common stock, net	10,141,268	1	103,803			103,804
Conversion of convertible preferred stock into common stock	22,327,786	2	298,061			298,063
Reclassification of warrant liability to additional paid in capital			3,117			3,117

Balance at December 31, 2014	32,924,535	$3	$407,720	$(21)	$(344,238)	$63,464

Net loss					(101,526)	(101,526)
Unrealized gain from available-for-sale securities				26		26
Exercise of warrants	529,862					—
Exercise of options	267,684		2,337			2,337
Stock-based compensation expense			14,734			14,734
Issuance of common stock, net	9,262,162	1	482,249			482,250

Balance at December 31, 2015	42,984,243	$4	$907,040	$5	$(445,764)	$461,285

See accompanying notes to consolidated financial statements.

Radius Health, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(101,526)	$(62,479)	$(60,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	77	27
Amortization of premium (accretion of discount) marketable securities, net	1,714	429	27
Stock-based compensation expense	14,734	7,070	1,508
Research and development expense settled in stock	—	2,717	13,118
Change in fair value of other current assets, warrant liability and other liability	—	505	(9,087)
Non-cash interest	183	295	387
Loss on retirement of note payable	1,572	57	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,914)	(1,639)	1,721
Other long-term assets	(108)	(105)	—
Accounts payable	3,936	1,991	(250)
Accrued expenses and other current liabilities	(2,870)	2,737	8,222

Net cash used in operating activities	(87,103)	(48,345)	(45,017)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(1,231)	(857)	(2)
Purchases of marketable securities	(579,088)	(97,678)	(17,070)
Sales and maturities of marketable securities	340,497	20,470	21,043

Net cash (used in) provided by investing activities	(239,822)	(78,065)	3,971

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,337	170	13
Net proceeds from the issuance of preferred stock, net	—	27,368	42,870
Proceeds from note payable, net	—	24,555	—
Proceeds from issuance of common stock, net	482,250	103,804	—
Deferred financing costs	—	(116)	—
Payments on note payable	(25,000)	(13,156)	(8,187)
Fee for early prepayment of note payable	(1,502)	—	—

Net cash provided by financing activities	458,085	142,625	34,696

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,160	16,215	(6,350)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28,518	12,303	18,653

CASH AND CASH EQUIVALENTS AT END OF YEAR	$159,678	$28,518	$12,303

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,490	$1,971	$1,796

NON-CASH FINANCING ACTIVITIES:
Accretion of dividends on preferred stock	$—	$9,000	$17,471

Reclassification of preferred stock to common stock	$—	$298,063	$—

Fair value of series A-6 convertible preferred stock issued as settlement of liability	$—	$10,109	$23,168

Fair value of warrants issued	$—	$1,552	$1,356

See accompanying notes to consolidated financial statements.

Radius Health, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

        Radius Health, Inc. ("Radius" or the "Company") is a science-driven biopharmaceutical company that is committed to developing innovative therapeutics in the areas of osteoporosis, oncology and endocrine diseases. The Company's lead product candidate, the investigational drug abaloparatide for subcutaneous injection ("abaloparatide-SC"), has completed Phase 3 development for potential use in the reduction of fracture risk in postmenopausal women with osteoporosis and is currently under regulatory review in Europe. The Company's clinical pipeline also includes an investigational abaloparatide transdermal patch ("abaloparatide-TD") for potential use in osteoporosis and the investigational drug RAD1901 for potential use in hormone-driven, or hormone-resistant, breast cancer, and vasomotor symptoms in postmenopausal women. The Company's preclinical pipeline includes RAD140, a non-steroidal selective androgen receptor modulator, under investigation for potential applications in oncology and multiple conditions where androgen modulation may offer therapeutic benefit.

        The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approval to market its investigational product candidates, market acceptance of the Company's investigational product candidates following receipt of regulatory approval, competition for its investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company's future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of December 31, 2015, the Company had an accumulated deficit of $445.8 million, and total cash, cash equivalents and marketable securities of $473.3 million.

        Based upon its cash, cash equivalents and marketable securities balance as of December 31, 2015, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational products that may receive regulatory approval or proceeds from partnership activities, it has sufficient capital to fund its development plans, U.S. commercial scale-up and other operational activities into 2018. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents and marketable securities, or through strategic financing opportunities that could include, but are not limited to partnering or other collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical and clinical trials and obtain approval of certain investigational product candidates from the U.S. Food and Drug Administration or foreign regulatory authorities.

2. Summary of Significant Accounting Policies

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Radius Health Securities Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

        Reverse Stock Split—On April 24, 2014, the Company effected a reverse stock split of the Company's common stock. The number of authorized shares of the Company's common stock and the par value did not change. Pursuant to the stock split, every 2.28 shares of the Company's issued and outstanding common stock were automatically combined into one issued and outstanding share of the

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company's common stock. All shares and per share amounts in the financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split.

        Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated up to the date of issuance of these consolidated financial statements.

        Cash Equivalents—The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Money market funds represents a majority of the cash equivalent balance at December 31, 2015 and 2014.

        Marketable Securities—All investment instruments with an original maturity date, when purchased, in excess of three months have been classified as current marketable securities. The Company classifies securities that are available to fund current operations as current assets. These marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are included within other comprehensive (loss) income within stockholders' equity (deficit). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the years ended December 31, 2015 and 2014.

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

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        Inventory—The Company capitalizes inventories produced in preparation for initiating sales of a drug candidate when the related drug candidate is approved or considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales of the inventories. An assessment of inventory capitalization begins either on or after the date a New Drug Application is accepted for filing by the U.S. Food and Drug Administration, or an international equivalent. Determining whether or not to continue to record the commercial supply costs related to a product candidate as research and development expenses or to capitalize these costs as inventory involves significant judgment. There were no capitalized inventories as of December 31, 2015 and 2014.

        Property and Equipment—Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets.

        Research and Development Costs—The Company accounts for research and development costs by expensing such costs to operations as incurred. Research and development costs primarily consist of clinical testing costs, including payments made to contract research organizations, personnel costs, outsourced research activities, laboratory supplies, and license fees.

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

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Income Taxes—The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date.

        The Company uses judgment to determine the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Any material interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

        Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns the Company has recorded a full valuation allowance against otherwise realizable net deferred tax assets as of December 31, 2015 and 2014.

        Financial Instruments Indexed to and Potentially Settled in the Company's Common Stock —The Company evaluates all financial instruments issued in connection with its debt borrowings and equity offerings when determining the proper accounting treatment for such instruments in the Company's consolidated financial statements. The Company considers a number of generally accepted accounting principles to determine such treatment and evaluates the features of the instrument to determine the appropriate accounting treatment. The Company utilizes the Black-Scholes method or other appropriate methods to determine the fair value of its derivative financial instruments. Key valuation factors in determining the fair value include, but are not limited to, the current stock price as of the date of measurement, the exercise price, the remaining contractual life, expected volatility for the instrument and the risk-free interest rate. For financial instruments that are determined to be classified as liabilities on the balance sheet, changes in fair value are recorded as a gain or loss in the Company's statement of operations, with the corresponding amount recorded as an adjustment to the liability on its balance sheet.

        Stock-Based Compensation-Options—The Company measures stock-based compensation cost at the accounting measurement date based on the fair value of the option, and recognizes the expense related to awards to employees on a straight-line basis over the requisite service period of the option, which is typically the vesting period.

        The Company estimates the fair value of each option using the Black-Scholes option pricing model that takes into account the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option. Due to the limited trading history of the Company's common stock since its June 2014 initial public offering, the Company uses the simplified method described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, to determine the expected life of the option grants. The estimate of expected volatility is based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option's expected term. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Accordingly, it

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

uses an expected dividend yield of zero. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant valuation for a period commensurate with the option's expected term. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the related compensation expense.

        The Company applies an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. Forfeitures are estimated based upon historical data, adjusted for known trends, and the Company will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and also will impact the amount of stock-based compensation expense in future periods.

        Stock-based compensation expense recognized for options granted to consultants is also based upon the fair value of the options issued, as determined by the Black-Scholes option pricing model and recognized on an accelerated basis. However, the unvested portion of such option grants is re-measured at each reporting period, until such time as the option is fully vested.

        Stock-Based Compensation-Performance Units—The Company measures stock-based compensation cost at the accounting measurement date based on the fair value of the performance unit grant, and recognizes the expense over the derived service period of the performance units.

        The Company estimates the fair value of each grant using a Monte Carlo simulation analysis that takes into account the forecasted price of its common stock, historical volatility of its common stock, risk-free rate as of valuation date, price of its common stock as of the grant date and the trigger for the performance condition to be met.

        The derived service period for each grant is calculated using a Monte Carlo simulation analysis.

        Net Loss Per Common Share—Net loss per common share is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company's common shares and participating securities. Prior to the initial public offering, all of the Company's series of preferred stock contained participation rights in any dividend paid by the Company and were deemed to be participating securities. Net income available to common shareholders and participating preferred shares was allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

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

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Comprehensive Income (Loss)—Comprehensive income (loss) refers to revenues, expenses, gains and losses that are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders' equity (deficit), net of tax. The Company's other comprehensive (loss) income is comprised of unrealized gains (losses) on its available-for-sale marketable securities.

        Accounting Standards Updates—In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments under ASU 2014-15 are effective for interim and annual fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its results of operations, financial position or cash flows.

        In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopics 225-20)("ASU 2015-01"). ASU 2015-01 eliminates the concept of extraordinary items from GAAP. The amendments under ASU 2015-01 are effective for interim and annual fiscal periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its results of operations, financial position or cash flows.

        In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30)("ASU 2015-03"). ASU 2015-03 requires that, instead of presentation as an asset, debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments under ASU 2015-03 are effective for interim and annual fiscal periods beginning after December 15, 2015, with early adoption permitted, and should be applied on a retrospective basis. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its results of operations, financial position or cash flows.

        In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)("ASU 2015-05"). ASU 2015-05 updates guidance regarding accounting for cloud computing arrangements. The amendments under ASU 2015-05 are effective for interim and annual fiscal periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU 2015-05 to have a material impact on its results of operations, financial position or cash flows.

        In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740)("ASU 2015-17"). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position, instead of separating deferred income tax liabilities and assets into current and noncurrent amounts. The amendments under ASU 2015-17 apply to all entities that present a classified statement of financial position and are effective, for public entities, for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted for all entities as of the beginning of an interim or annual reporting period. The Company elected to early adopt ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Statements—Overall (Subtopics 825-10)("ASU 2016-01"). ASU 2016-01 provides updated guidance on the recognition and measurement of financial assets and financial liabilities that will supersede most current guidance. ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The amendments in ASU 2016-01 supersede the guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments under ASU 2016-01 are effective, for public business entities, for periods beginning after December 15, 2017, including interim periods within those fiscal years, and with early adoption permitted. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its results of operations, financial position or cash flows.

3. Marketable Securities

        Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	December 31, 2015
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,934	$—	$—	$2,934
Money market	83,257	—	—	83,257
Domestic corporate commercial paper	39,984	—	—	39,984
Government-sponsored enterprise debt securities	15,996	—	—	15,996
Domestic corporate debt securities	10,007	—	—	10,007
Asset-backed securities	7,500	—	—	7,500

Total	$159,678	$—	$—	$159,678

Marketable securities:
Domestic corporate debt securities	$173,142	$—	$(107)	$173,035
Domestic corporate commercial paper	84,004	154	—	84,158
Asset-backed securities	56,510	1	(43)	56,468

Total	$313,656	$155	$(150)	$313,661

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Marketable Securities (Continued)

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

        There were no debt securities that had been in an unrealized loss position for more than 12 months as of December 31, 2015 or December 31, 2014. There were 57 debt securities in an unrealized loss position for less than 12 months at December 31, 2015 and there were 34 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2014. The aggregate unrealized loss on these securities as of December 31, 2015 and 2014 was less than $150 thousand and $34 thousand, respectively, and the fair value was $225.7 million and $68.9 million, respectively. The Company considered the decline in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2015 and 2014.

        As of December 31, 2015 and 2014, marketable securities consisted of investments that mature within one year.

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment

        Property and equipment consists of the following (in thousands):

		December 31,
	Estimated Useful Life (In Years)
		2015	2014
Furniture and fixtures	5	$314	$167
Computer equipment and software	3	479	230
Manufacturing equipment	10	1,127	598
Leasehold improvements	Shorter of useful life or remaining lease term	322	16

		2,242	1,011
Less accumulated depreciation and amortization		(345)	(169)

Property and equipment, net		$1,897	$842

        During the year ended December 31, 2014, the Company retired $0.7 million of property and equipment. The retirement was primarily due to the disposal of leasehold improvements and other property as a result of the Company's office relocation. All assets were fully depreciated prior to retirement.

5. Accrued Expenses and Other Current Liabilities

        Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Research costs—Nordic(1)	$2,898	$11,536
Research costs—other	5,178	3,336
Payroll and employee benefits	3,330	1,659
Professional fees	3,546	1,304
Accrued interest on notes payable	—	234
Other	—	198

Total accrued expenses and other current liabilties	$14,952	$18,267

(1)
Includes amounts accrued ratably over the estimated per patient treatment period under the Nordic Work Statement NB-1 and Work Statement NB-3. Amounts do not include pass-through costs which are expensed as incurred or upon delivery. See note 10 for additional information.

6. Loan and Security Agreement

        On May 23, 2011, the Company entered into a loan and security agreement with Oxford Finance LLC ("Oxford") and General Electric Capital Corporation ("GECC") pursuant to which Oxford and GECC agreed to lend the Company up to $25.0 million. Upon entering into the loan and

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Loan and Security Agreement (Continued)

security agreement, the Company borrowed $6.3 million on May 23, 2011("Term Loan A"), $6.3 million on November 21, 2011 ("Term Loan B") and an additional $12.5 million on May 29, 2012 ("Term Loan C").

        Interest on the outstanding Term Loan A was payable on a monthly basis through and including December 1, 2011. Principal and interest payments on Term Loan A was payable in 36 equal monthly installments beginning December 1, 2011 through November 1, 2014, with a final balloon payment of $0.6 million due upon maturity on November 22, 2014. Interest was payable on Term Loan A at an annual interest rate of 10.16%. Interest on the outstanding Term Loan B was payable on a monthly basis through and including June 1, 2012. Principal and interest payments on Term Loan B was payable in 30 equal monthly installments beginning June 1, 2012, through November 1, 2014, with a final balloon payment of $0.6 million due upon maturity on November 22, 2014. Interest was payable on Term Loan B at an annual interest rate of 10%. Interest on Term Loan C was payable on a monthly basis through, and including, November 1, 2012. Principal and interest payments on Term Loan C was payable in 24 monthly installments beginning December 1, 2012, through November 1, 2014 with a final balloon payment of $1.3 million upon maturity on November 22, 2014. Interest was payable on Term Loan C at an annual interest rate of 10%.

        On May 30, 2014, the Company entered into a loan and security agreement (the "Credit Facility), with Solar Capital Ltd. ("Solar"), as collateral agent and a lender, and Oxford, as a lender (the "Lenders"), pursuant to which Solar and Oxford agreed to make available to the Company $30.0 million in the aggregate subject to certain conditions to funding. An initial term loan was made on May 30, 2014 in an aggregate principal amount equal to $21.0 million (the "Initial Term Loan"). The Company used approximately $9.3 million of the Initial Term Loan to repay all amounts owed under its loan and security agreement with GECC and Oxford.

        On July 10, 2014, the Company entered into a first amendment to the Credit Facility (the "First Amendment"). The terms of the First Amendment, among other things, provided the Company with, subject to certain customary funding conditions, additional term loans in an aggregate principal amount of $4.0 million upon the closing of the First Amendment. The Company borrowed the additional $4.0 million on July 10, 2014.

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

7. Stockholders' Equity and Convertible Preferred Stock

Common Stock

        On June 11, 2014, the Company completed its initial public offering whereby the Company sold 6,500,000 shares of common stock at a price of $8.00 per share. The shares began trading on the

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Equity and Convertible Preferred Stock (Continued)

NASDAQ Global Market on June 6, 2014. In connection with the offering, all outstanding shares of our convertible preferred stock converted into 19,465,132 shares of common stock and 2,862,654 shares of common stock were issued in satisfaction of accumulated dividends accrued on the preferred stock. In addition, all outstanding warrants to purchase shares of series A-1 convertible preferred stock and warrants to purchase shares of series B-2 convertible preferred stock were converted into the right to purchase 149,452 shares of common stock and the Company's warrant liability was reclassified to equity.

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

Preferred Stock

        On April 23, 2013, the Company entered into a Series B Convertible Preferred Stock and Warrant Purchase Agreement (the "Series B Purchase Agreement"), pursuant to which the Company could raise, at any time on or prior to May 10, 2013, up to approximately $60.0 million through the issuance of (1) up to 980,000 shares of its Series B preferred stock (the "Series B") and (2) warrants to acquire up to approximately 1,075,000 shares of its common stock with an exercise price of $14.004 per share. On April 23, 2013, the Company consummated a first closing under the Series B Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $43.0 million, it issued 700,098 shares of

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Equity and Convertible Preferred Stock (Continued)

Series B and warrants to purchase up to a total of 767,651 shares of its common stock. On May 10, 2013, the Company consummated a second closing under the Series B Purchase Agreement, whereby in exchange for aggregate proceeds of approximately $0.1 million, it issued 1,137 shares of Series B and warrants to purchase up to a total of 1,246 shares of its common stock. The warrants can be exercised at any time prior to the fifth anniversary of their issuance.

        On February 14, 2014, the Company entered into a Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement (the "Series B-2 Purchase Agreement"), pursuant to which the Company was able to raise up to approximately $40.2 million through the issuance of (1) up to 655,000 shares of its preferred stock (the "Series B-2") and (2) warrants to acquire up to 718,201 shares of its common stock with an exercise price of $14.004 per share. In February and March 2014, the Company consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate gross proceeds to the Company of approximately $27.5 million, the Company issued an aggregate of 448,060 shares of Series B-2 and warrants to purchase up to a total of 491,293 shares of its common stock. The warrants can be exercised at any time prior to the fifth anniversary of their issuance.

8. Fair Value Measurements

        The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2015 and December 31, 2014 (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$2,934	$—	$—	$2,934
Money market funds(1)	83,257	—	—	83,257
Domestic corporate commercial paper(2)	—	39,984	—	39,984
Government-sponsored enterprise debt securities(2)	—	15,996	—	15,996
Domestic corporate debt securities(2)	—	10,007	—	10,007
Asset-backed securities(2)	—	7,500	—	7,500

Total	$86,191	$73,487	$—	$159,678

Marketable Securities
Domestic corporate debt securities(2)	$—	$173,035	$—	$173,035
Domestic corporate commercial paper(2)	—	84,158	—	84,158
Asset-backed securities(2)	—	56,468	—	56,468

Total	$—	$313,661	$—	$313,661

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Fair Value Measurements (Continued)

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

9. License Agreements

        On September 27, 2005, the Company entered into a license agreement (the "Ipsen Agreement"), as amended, with SCRAS S.A.S, a French corporation on behalf of itself and its affiliates (collectively, "Ipsen"). Under the Ipsen Agreement, Ipsen granted to the Company an exclusive right and license under certain Ipsen compound technology and related patents to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan (where the Company does not hold development and commercialization rights) and France (where the Company's commercialization rights are subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the Ipsen Agreement have been met). With respect to France, if Ipsen exercises its co-marketing and co-promotion rights, then Ipsen may elect to receive a percentage of the net sales of the products by both parties in France (subject to a mid-double digit percentage cap), and Ipsen shall bear a corresponding percentage of the costs and expenses incurred by both parties with respect to such marketing and promotion efforts in France. Ipsen shall also pay the Company a mid-single digit royalty on Ipsen's allocable portion of net sales of the product by both parties in France. Abaloparatide is subject to the Ipsen Agreement. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen also granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan (where the Company does not hold commercialization rights) and France (where the Company's commercialization rights are subject to

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License Agreements (Continued)

certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the Ipsen Agreement have been met).

        In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $0.25 million to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones, including upon acceptance of a new drug application submission for review by the U.S. Food and Drug Administration. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($10.9 million to $39.1 million). Should abaloparatide be approved and subsequently commercialized, the Company will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country.

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

        On March 9, 2015, the Company entered into an amendment to the Eisai Agreement (the "Eisai Amendment") in which Eisai granted to the Company the exclusive right and license to research, develop, manufacture and commercialize RAD1901 in Japan. In consideration for the rights to RAD1901 in Japan, the Company paid Eisai an initial license fee of $0.4 million upon execution of the Eisai Amendment, which was recognized as research and development expense in 2015. The Eisai Amendment also provides for additional payments, payable upon the achievement of certain clinical and regulatory milestones in Japan.

        Under the Eisai Agreement, as amended, should a product covered by the licensed technology be commercialized, the Company will be obligated to pay to Eisai royalties in a variable mid-single digit range based on net sales of the product on a country-by-country basis. The royalty rate will be reduced, on a country-by-country basis, at such time as the last remaining valid claim in the licensed patents expires, lapses or is invalidated and the product is not covered by data protection clauses. In addition, the royalty rate will be reduced, on a country-by-country basis, if, in addition to the conditions specified in the previous sentence, sales of lawful generic versions of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound during a calendar quarter. The latest valid claim to expire, barring any extension thereof, is expected on August 18, 2026.

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

9. License Agreements (Continued)

        The Eisai Agreement, as amended, also grants the Company the right to grant sublicenses with prior written approval from Eisai. If the Company sublicenses the licensed technology to a third party, the Company will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees received from such sublicensee and royalties in the low single digit range based on net sales of the sublicensee. The license agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of a lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.

10. Research Agreements

        Abaloparatide-SC Phase 3 Clinical Trial—On March 29, 2011, the Company and Nordic entered into a Clinical Trial Services Agreement (the "Clinical Trial Services Agreement"), a Work Statement NB-1, as amended on December 9, 2011, June 18, 2012, March 28, 2014, May 19, 2014, July 22, 2014, August 15, 2014 and March 12, 2015 (the "Work Statement NB-1") and a Stock Issuance Agreement, as amended and restated on May 16, 2011, and as further amended on February 21, 2013, March 28, 2014, and May 19, 2014 (the "Stock Issuance Agreement"). Pursuant to the Work Statement NB-1, Nordic managed the Phase 3 clinical trial of abaloparatide-SC (the "Phase 3 Clinical Trial").

        The Company recognized research and development expense for the amounts due to Nordic under the Work Statement NB-1 ratably over the estimated per patient treatment period beginning upon enrollment in the Phase 3 Clinical Trial, or a twenty-month period. The Company recognized research and development expense for the amounts due to Nordic under the fourth amendment to the Work Statement NB-1, which was recognized on a per patient basis when the end-of-study visit and all other required procedures were completed. The Company recorded no expense, $8.2 million, and $31.6 million during the years ended December 31, 2015, 2014, and 2013, respectively, for per patient costs incurred for patients that had enrolled in the Phase 3 Clinical Study. As of December 31, 2015, all obligations due to Nordic under Work Statement NB-1 had been paid.

        Abaloparatide-SC Phase 3 Clinical Extension Study—On February 21, 2013, the Company entered into a Work Statement NB-3, as amended on February 28, 2014, March 23, 2015, July 8, 2015 and October 21, 2015 (the "Work Statement NB-3"). Pursuant to the Work Statement NB-3, Nordic performed an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the Phase 3 Clinical Trial (the "Extension Study"), and, upon completion of this initial six months, an additional period of 18 months of standard-of-care osteoporosis management (the "Second Extension").

        In April 2015, the Company entered into an amendment to the Work Statement NB-3 (the "NB-3 Amendment"). The NB-3 Amendment was effective as of March 23, 2015 and provides that Nordic will perform additional services, including additional monitoring of patients enrolled in the Second Extension. Payments in cash to be made to Nordic under the NB-3 Amendment are denominated in euros and total up to approximately €4.1 million ($4.5 million).

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Research Agreements (Continued)

        Payments in cash to be made to Nordic under the Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €11.9 million ($12.9 million) and $1.1 million, respectively. In addition, payments are due to Nordic in connection with the Work Statement NB-3 pursuant to the Stock Issuance Agreement, as discussed below. As of December 31, 2015, services related to the Second Extension are ongoing and all obligations due to Nordic in relation to the Extension Study have been paid.

        The Company recognizes research and development expense for the amounts due to Nordic under the Extension Study and the Second Extension ratably over the estimated per patient treatment periods beginning upon enrollment, or over a nine-month and nineteen-month period, respectively. The Company recorded $5.4 million, $9.6 million, and $4.5 million for the years ended December 31, 2015, 2014, and 2013 respectively, for per patient costs incurred.

        As of December 31, 2015, the Company had a liability of $2.9 million reflected in accrued expenses and other current liabilities on the consolidated balance sheet resulting from services provided by Nordic under the Second Extension, which are payable in cash.

        Stock Issuance Agreement—Pursuant to the Stock Issuance Agreement, Nordic agreed to purchase 6,443 shares of the Company's Series A-5 convertible preferred stock, which provided Nordic with the right to receive quarterly stock dividends, payable in shares of the Company's Series A-6 convertible preferred stock ("Series A-6") for services rendered under Work Statement NB-1 and Work Statement NB-3. The Stock Issuance Agreement was later amended to provide that in the event an initial public offering of the Company's common stock occurred prior to June 30, 2014, any rights to receive stock dividends in relation to Work Statement NB-1 and Work Statement NB-3, for all periods of time after 2014, would be changed from the right to receive stock to the right to receive a total cash payment from the Company of $4.3 million, payable in ten equal monthly installments of $430,000 beginning on March 31, 2015. The amendment also stipulated that all consideration to be paid to Nordic pursuant to the Stock Issuance Agreement at any time after the consummation of an initial public offering be payable in cash. As the Company completed an initial public offering on June 11, 2014, Nordic no longer has the right to receive stock from the Company and has been paid in cash for all periods after June 11, 2014.

        Prior to the issuance of shares of stock to Nordic in satisfaction of quarterly dividends earned under Work Statement NB-1 and Work Statement NB-3, the liability to issue shares of stock was being accounted for as a liability in the Company's balance sheet, based upon the fair value of the Series A-6. Changes in the fair value from the date of accrual to the date of issuance of the Series A-6 shares were recorded as a gain or loss in other (expense) income in the statement of operations.

11. Stock-based Compensation

        The Company has the following stock-based compensation plans as of December 31, 2015, under which equity awards have been granted to employees, directors and consultants:

  •
  2003 Long-Term Incentive Plan; and

  •
  2011 Equity Incentive Plan.

        The 2011 Equity Incentive Plan replaced the 2003 Long-Term Incentive Plan when the board of directors approved the new plan on November 7, 2011. As of December 31, 2015, an aggregate of

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-based Compensation (Continued)

approximately 6,160,000 shares have been authorized for issuance under the Company's stock-based compensation plans, with approximately 4,408,000 options outstanding. The number of common shares available for granting of future awards under these plans was approximately 1,100,000 at December 31, 2015.

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

        2011 Equity Incentive Plan—The Company's 2011 Equity Incentive Plan (the "Equity Plan") provides for the granting of incentive stock options and nonqualified options to key employees, directors and consultants of the Company. The exercise price of the incentive stock options, as determined by the board of directors, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the common stock fair value as of the date of the grant. The provisions of the Equity Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock). Stock options generally vest over a four-year period. During 2015, the Company also issued stock options to certain members of its board of directors which vested immediately. Certain options contain explicit performance conditions. The Company has authorized approximately 5,276,000 shares of common stock for issuance under the Equity Plan. In addition, the shares remaining available for issuance under the Incentive Plan were assumed as shares authorized under the Equity Plan.

        Options—The Company has historically granted stock options at exercise prices no less than the fair value of its common stock as determined by its board of directors, with input from management. Prior to the Company's initial public offering, the Company's board of directors has historically determined, with input from management, the estimated fair value of the Company's common stock on the date of grant based on a number of objective and subjective factors, including:

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

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-based Compensation (Continued)

  •
  achievement of enterprise milestones, including entering into collaboration and license agreements.

        Subsequent to the Company's initial public offering, exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant, as determined under the Equity Plan.

        The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its employee stock options. The weighted-average grant-date fair value per share of options granted during 2015, 2014, and 2013 was $30.52, $8.26, and $4.67 respectively. The weighted-average assumptions used in the Black-Scholes option-pricing model were as follows:

	Years Ended December 31,
	2015	2014	2013
Expected term (years)	6.08	6.06	6.25
Volatility	55%	59%	62%
Expected dividend yield	0%	0%	0%
Risk-free interest rates	1.72%	2.06%	2.45%

        A summary of stock option activity for the year ended December 31, 2015 is as follows (in thousands, except for per share and weighted-average contractual life amounts):

	Shares	Weighted-Average Exercise Price (in dollars per share)	Weighted-Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,220	$13.58
Granted	1,487	57.75
Exercised	(268)	8.73
Cancelled	(31)	17.31
Expired	—	—

Options outstanding at December 31, 2015	4,408	$28.75	8.24	$151,544

Options exercisable at December 31, 2015	1,738	$12.21	6.96	$85,747

Options vested or expected to vest at December 31, 2015	4,316	$28.43	8.22	$149,570

        The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2015 and 2014 was $14.7 million and $0.7 million, respectively.

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-based Compensation (Continued)

        The following table summarizes stock-based compensation expense by financial statement line (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research and development	$7,864	$1,953	$302
General and administrative	6,870	5,117	1,206

Share-based compensation expense included in operating expenses	$14,734	$7,070	$1,508

        Performance Units—In September 2015, the Company awarded 25,000 performance units ("PUs") to an employee. Each PU which is earned entitles the holder to receive one share of the Company's common stock if and when the PU vests. The PUs can be earned in the three years subsequent to the grant date if the Company's average closing stock price over 45 consecutive trading days that begin and end during such three-year period reaches certain thresholds that were set at the time of issuance. The vesting of any earned units is subject to the employee's continued employment one year from the last day of the measurement period for which the PUs are earned. Compensation expense is recognized over the derived service period, calculated using a Monte Carlo simulation analysis.

        The weighted-average grant-date fair value per unit of PUs granted during the year ended December 31, 2015 was $49.59, which was calculated using a Monte Carlo simulation analysis. This valuation methodology utilizes several key assumptions including the forecasted stock price, stock price volatility, risk-free rate as of valuation date, stock price as of grant date and the trigger for the performance condition to be met.

        As of December 31, 2015, there was approximately $51.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3 years.

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Net Loss Per Share

        Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(101,526)	$(62,479)	$(60,690)
Accretion of preferred stock	—	(9,000)	(17,471)

Loss attributable to common stockholders—basic	(101,526)	(71,479)	(78,161)
Effect of dilutive convertible preferred stock	—	—	—

Loss attributable to common stockholders—diluted	$(101,526)	$(71,479)	$(78,161)

Denominator:
Weighted-average number of common shares used in loss per share—diluted	39,643,099	17,699,487	383,310

Loss per share—basic and diluted	$(2.56)	$(4.04)	$(203.91)

        The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the years ended December 31, 2015, 2014, and 2013 all of the Company's classes of convertible preferred stock, options to purchase common stock, warrants and performance units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Year Ended December 31
	2015	2014	2013
Convertible preferred stock	—	3,857,664	6,617,686
Options to purchase common stock	3,903,051	2,466,492	1,743,890
Warrants	822,726	1,271,520	545,797
Performance units	—	—	—

13. Income Taxes

        As of December 31, 2015 the Company had federal and state net operating loss ("NOL") carryforwards of approximately $419.5 million and $323.0 million, respectively, which may be used to offset future taxable income. The Company also had federal and state tax credits of $5.8 million and $0.8 million, respectively, to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2035, and are subject to review and possible adjustment by federal and state tax authorities. The Internal Revenue Code contains provision that may limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders under Section 382 of the Internal Revenue Code.

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

Approximately $14.1 million of the federal and state NOL carryforwards are attributable to excess tax benefits which will be recorded as an increase to additional paid-in capital when realized.

        A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax benefit using U.S. federal statutory rate	$(34,391)	$(21,243)	$(20,635)
State income taxes, net of federal benefit	(4,434)	(2,494)	(2,255)
Stock-based compensation	752	149	92
Research and development tax credits	(1,469)	(499)	(1,277)
Change in the valuation allowance	39,291	23,186	27,194
Permanent items	26	910	(3,085)
Other	225	(9)	(34)

	$—	$—	$—

        The Company is subject to Massachusetts net worth taxes, not based on income, which is largely offset by allowable tax credits and recorded as a component of operating expenses.

        The principal components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Current assets:
Accrued expenses	$—	$671

Gross current deferred tax assets	—	671

Valuation allowance	—	(671)

Net current deferred tax assets	$—	$—

Non-current assets:
Net operating loss carryforwards	$154,239	$121,278
Capitalized research and development	263	356
Research and development credits	6,313	4,844
Depreciation and amortization	(119)	(47)
Accrued Expenses	1,073	—
Stock-based compensation	7,753	3,158
Other	29	—

Gross non-current deferred tax assets	169,551	129,589
Valuation allowance	(169,551)	(129,589)

Net non-current deferred tax assets	$—	$—

        Effective December 31, 2015, the Company early adopted ASU 2015-17 on a prospective basis. ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in a classified

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

statement of financial position, instead of separating deferred income tax liabilities and assets into current and noncurrent amounts. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

        The Company has recorded a valuation allowance against its deferred tax assets in each of the years ended December 31, 2015 and 2014, because the Company's management believes that it is more likely than not that these assets will not be realized. The increase in the valuation allowance in 2015 primarily relates to the net loss incurred by the Company.

        As of December 31, 2015, the Company has no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development credit carryforwards. In addition, the Company is in the process of conducting an Internal Revenue Code Section 382 study, which may impact its ability to utilize available NOL and tax credit carryforwards. These studies may result in adjustments to the Company's research and development credit carryforwards and NOL carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and net operating loss carryforward and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or consolidated statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest or penalties on any unrecognized benefits since inception.

        The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities remains open for years 2012 through 2015. The Company files income tax returns in the United States, Colorado, Connecticut, Florida, Pennsylvania, New Jersey, New York, and Massachusetts. There are currently no federal or state audits in progress.

14. Commitments and Contingencies

        Litigation—The Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. In the Company's opinion, the ultimate resolution of these matters is not expected to have a material effect on its consolidated financial statements. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

        Commitments—The Company leases certain office space in Massachusetts and New Jersey under non-cancellable operating leases that expire over various terms through 2020.

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

        The Company is obligated to make monthly rent payments pursuant to these non-cancellable agreements as set forth below (in thousands):

Years ended December 31,	Future Lease Commitments
2016	$1,944
2017	2,214
2018	1,613
2019	1,327
2020	1,175

Total minimum lease payments	$8,273

        Rent expense for the years ended December 31, 2015, 2014, and 2013 was $0.6 million, $0.2 million and $0.2 million, respectively.

15. Related Party Transactions

        On July 24, 2013, the Company entered into a Consulting Agreement with Morana Jovan-Embiricos, Ph.D. (the "Consulting Agreement"), a member of the Company's board of directors. Pursuant to the Consulting Agreement, Dr. Jovan-Embiricos agreed to provide financial and strategic consulting services as may be requested by the Company, and such other consulting services as may be reasonably requested by the Company, from time to time from July 1, 2013 until June 30, 2014. The Company agreed to pay Dr. Jovan-Embiricos an aggregate consulting fee in cash of $160,000, of which $80,000 was paid on July 30, 2013 and the remaining $80,000 was paid on October 2, 2013. As of December 31, 2015, no amounts were due to or from Dr. Jovan-Embiricos.

        On January 23, 2014, the Company entered into a consulting agreement with Orbit Advisors Limited (the "Orbit Agreement"), a Swiss company ("Orbit"), and Morana Jovan-Embiricos, Ph.D. and an agreement terminating the Consulting Agreement dated July 24, 2013. The Orbit Agreement was effective as of January 22, 2014 and would continue in effect until December 31, 2014 or until the earlier termination thereof in accordance with its terms (the "Term"). Pursuant to the Orbit Agreement, Orbit had agreed to provide financial and strategic consulting services as may be requested by the Company, and such other consulting services as may have been reasonably requested by the Company, from time to time during the Term. The Company agreed to pay Orbit an aggregate consulting fee in cash of $400,000 in four equal installments of $100,000 on each of January 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. The Orbit Agreement contained customary provisions, applicable to both Orbit and Dr. Jovan-Embiricos, as Orbit's representative under the Orbit Agreement, regarding the treatment of the Company's confidential information and assignment of inventions, as well as an obligation of Orbit and Dr. Jovan-Embiricos to not solicit, during the Term and for a period of one year thereafter, any person or entity engaged by the Company as an employee, customer or supplier of, or consultant or advisor to, the Company to terminate such party's relationship with the Company. On February 27, 2014, the Company entered into a letter agreement terminating the Orbit Agreement. As of December 31, 2015, no amounts were due to or from Orbit Advisors Limited.

Radius Health, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2015 and 2014 is as follows (in thousands, except for share and per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015:
Net loss	$(17,057)	(22,965)	(28,264)	$(33,240)
Net loss applicable to common stock	(17,057)	(22,965)	(28,264)	(33,240)
Net loss per share—basic and diluted	(0.47)	(0.61)	(0.68)	(0.77)
Weighted-average common shares outstanding—basic and diluted	36,268,975	37,895,651	41,331,612	42,924,137
2014:
Net loss	$(14,488)	$(12,609)	$(17,420)	$(17,962)
Net loss applicable to common stock	(19,457)	(16,640)	(17,420)	(17,962)
Net loss per share—basic and diluted	(50.45)	(2.22)	(0.59)	(0.55)
Weighted-average common shares outstanding—basic and diluted	385,664	7,500,148	29,746,426	32,678,459

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

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

        The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Radius Health, Inc.

        We have audited Radius Health, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Radius Health, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Radius Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radius Health, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Radius Health, Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2016

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following table sets forth the name, age and position of each of our executive officers and directors:

Name		Position
Robert E. Ward	58	President, Chief Executive Officer and Director
Lorraine Fitzpatrick, M.D.	61	Chief Medical Officer
B. Nicholas Harvey	55	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Gary Hattersley, Ph.D.	49	Senior Vice President, Chief Scientific Officer
Brent Hatzis-Schoch.	51	Senior Vice President, General Counsel
Dinesh Purandare	52	Senior Vice President, Head of Global Oncology
David Snow	54	Chief Commercial Officer
Gregory Williams, Ph.D.	56	Chief Development Officer
Alan H. Auerbach(3)(4)	46	Director
Willard H. Dere, M.D(1)(2).	62	Director
Catherine Friedman(1)(3)	55	Director
Ansbert K. Gadicke, M.D.(2)(3)	57	Director
Jean-Pierre Garnier(3)	68	Director
Kurt C. Graves(2)(3)(4)	48	Chairman of the Board
Owen Hughes(1)	41	Director
Anthony Rosenberg(4)	62	Director
Debasish Roychowdhury(2)	54	Director

(1)
Member of the audit committee.

(2)
Member of the nominating and corporate governance committee.

(3)
Member of the compensation committee.

(4)
Member of the strategy committee.

        Robert E. Ward has served as our President and Chief Executive Officer and as a member of our Board of Directors since December 2013. Prior to joining Radius, Mr. Ward was Vice President for Strategy and External Alliances for the New Opportunities iMed of AstraZeneca, a biopharmaceutical company, from 2011 to 2013. In addition, he served as Co-Chair of the Joint Development Committees in Astra Zeneca's drug development partnerships with Alcon and Galderma. Prior to AstraZeneca, from 2010 to 2011, Mr. Ward was the Managing Director of Harriman Biopartners, LLC, a biopharmaceutical company, and from 2006 to 2010 he was the Vice President of Corporate Development for NPS Pharmaceuticals, a pharmaceutical company. Mr. Ward received a B.A. in Biology and a B.S. in Physiological Psychology, both from the University of California, Santa Barbara; an M.S. in Management from the New Jersey Institute of Technology; and an M.A. in Immunology from The Johns Hopkins University School of Medicine. We believe Mr. Ward is qualified to serve as a member of our Board of Directors because of his role with us and his extensive operational knowledge of, and executive level management experience in, the global biopharmaceutical industry.

        Lorraine Fitzpatrick, M.D., has served as our Chief Medical Officer since July 2015. Prior to joining Radius, Dr. Fitzpatrick was a Medicine Development Leader and Group Director at GlaxoSmithKline, a pharmaceutical company, from August 2006 to July 2015. Prior to GlaxoSmithKline, she was an Executive Director at Amgen Inc., a biopharmaceutical company, focusing on osteoporosis and oncology from 2004 to 2006. She has served as Chair of the General Clinical Research Center study section of the National Center for Research Resources, National Institute of Health, or NIH; on the Advocacy Committee of the American Society of Bone and Mineral Research, or ASBMR; and as Chair of the Public Communications Committee and the Media Relations Steering Committee of The Endocrine Society, TES. She has also been a member of the Publications Committee of the ASBMR and TES and on the Advisory Committee for the Office of Research on Women's Health at the NIH. Dr. Fitzpatrick has served on the National Committee for Quality Assurance Technical Subgroup on Osteoporosis, the Clinical Guidelines Committee of TES, the Scientific Program Committees of North American Menopause Society and the ASBMR, and as Associate Editor for The Mayo Clinic Proceedings and the American Medical Association Scientific Advisory Board: Osteoporosis Guidelines. Dr. Fitzpatrick received a B.S. in Molecular Biology from Wellesley College and received her medical degree from the Pritzker School of Medicine at the University of Chicago.

        B. Nicholas Harvey has served as our Senior Vice President, Chief Financial Officer, Treasurer and Secretary since November 2010, and served as a member of our Board of Directors from November 2010 until the consummation of the merger of our predecessor company with us in May 2011, or the Merger. Prior to that, Mr. Harvey served as the Chief Financial Officer and Senior Vice President of our predecessor company from December 2006 until the Merger. Mr. Harvey received a Bachelor of Economics degree and a Bachelor of Laws degree with first-class honors from the Australian National University and an M.B.A. from the Harvard Business School.

        Gary Hattersley, Ph.D., served as Chief Scientific Officer since January 2014. Prior to his current role, Dr. Hattersly served as our Senior Vice President of Preclinical Development from December 2011 to December 2013, and President of Biology from May 2011 to December 2011. From 2003 until the Merger, Dr. Hattersly served in various roles in our predecessor company, including as Vice President of Biology, Senior Director of Research and Director of Disease Biology & Pharmacology. Dr. Hattersley received a Ph.D. in Experimental Pathology from St. George's Hospital Medical School.

        Brent Hatzis-Schoch has served as our Senior Vice President, General Counsel, since April 2015. Prior to joining Radius, from July 2013 to April 2015. Mr. Hatzis-Schoch was Senior Vice President and Chief Legal Counsel of Merz Pharma in Frankfurt, Germany. Prior to Merz, Mr. Hatzis-Schoch served for five years as General Counsel to Agennix AG, a publicly-traded development stage biopharmaceutical company. He has held senior legal positions in the U.S. and internationally, including as European legal counsel for Baxter International, Associate General Counsel of Pharmacia Corporation, and General Counsel of GPC Biotech AG. Mr. Hatzis-Schoch holds a J.D. from George Washington University and a B.A. from the University of Delaware.

        Dinesh Purandare has served as our Senior Vice President, Head of Global Oncology since March 2015. Prior to joining Radius, Mr. Purandare spent five years at Sanofi Oncology, a pharmaceutical company. He held the role of Vice President and Head of Marketing from March 2010 to September 2012, and Vice President and Project Head, from October 2012 to March 2015. He also co-chaired the Joint Development Committee (Oncology) of Sanofi and Regeneron Pharmaceuticals and was a member of the Oncology Management Team at Sanofi. Prior to Sanofi, he served as Vice President and Head of Oncology Center of Excellence at GlaxoSmithKline headquarters in the UK and held other senior positions at Pharmacia /Pfizer and Farmitalia Carlo Erba (Milan, Italy). Mr. Purandare received degrees in Business Management and Organic Chemistry from the University of Bombay. He also received a Diploma in Advanced Marketing Management from the Chartered Institute of Marketing, U.K.

        David Snow has served as our Chief Commercial Officer since September 2015. Prior to joining Radius, Mr. Snow was President of the biopharmaceutical company, AstraZeneca's China business from January 2012 to December 2014. He was also the first global commercialization Vice President for

AstraZeneca's prescription medication Brilinta and head of U.S. Commercial Operations from March 2010 to December 2011. Before joining AstraZeneca, Mr. Snow held numerous global and US commercial leadership roles for Bristol-Myers Squibb, Searle and Hoechst-Roussel. He served on the Research and Development based Pharmaceutical Association Committee industry association board in China for several years. Mr. Snow received his B.S. in Business Administration from Auburn University, and an M.B.A from New York University—Leonard N. Stern School of Business.

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

        Alan H. Auerbach has served on our Board of Directors since May 2011 and served as a member of the Board of Directors our predecessor company from October 2010 until the Merger. Mr. Auerbach is currently the Founder, Chief Executive Officer, President and Chairman of the Board of Puma Biotechnology, Inc., a company dedicated to in-licensing and developing drugs for the treatment of cancer and founded in 2010. Previously, Mr. Auerbach founded Cougar Biotechnology, or Cougar, in May 2003 and served as the company's Chief Executive Officer, President and as a member of its Board of Directors until July 2009. From July 2009 until January 2010, Mr. Auerbach served as the Co-Chairman of the Integration Steering Committee at Cougar after its acquisition by Johnson & Johnson. Mr. Auerbach received a B.S. in Biomedical Engineering from Boston University and an M.S. in Biomedical Engineering from the University of Southern California. We believe Mr. Auerbach is qualified to serve as a member of our Board of Directors because of his business and professional experience, including his leadership of Cougar in drug development, private and public financings and a successful sale of the business.

        Willard H. Dere, M.D.    has served on our Board of Directors since November 2014. Dr. Dere has been Executive Director of Personalized Health at the University of Utah Health Sciences Center, and a Professor of Medicine in the School of Medicine since November 2014. Prior to that, he served at Amgen Inc., a biopharmaceutical company, as the Senior Vice President, Global Development from December 2004 to June 2007, and from April 2014 to October 2014, and as International Chief Medical Officer from January 2007 to April 2014. Before he joined Amgen in 2003, Dr. Dere served as Vice President of Endocrine, Bone and General Medicine Research and Development at Eli Lilly and Company, a biopharmaceutical company, where he also held various other roles in clinical pharmacology, regulatory affairs, and both early-stage translational, and late-stage clinical research. Dr. Dere received B.A. degrees in history and zoology and a M.D. degree from the University of California, Davis. We believe Mr. Dere is qualified to serve as a member of our Board of Directors because of his strong medical background and extensive experience in the pharmaceutical industry.

        Jean-Pierre Garnier has served on our Board of Directors since December 2015. Mr. Garnier is currently Chairman of the Board of Actelion Ltd., and was previously Chief Executive Officer of GlaxoSmithKline plc from 2000 to 2008. In addition, Mr. Garnier is also a member of the Board of Directors of United Technologies Corporation and of Renault S.A., and an Operating Partner at Advent International, a global private equity firm. Mr. Garnier previously served as Chief Executive Officer of Pierre Fabre S.A. from 2008 to 2010, as Chief Executive Officer and Executive Member of the Board of Directors of GlaxoSmithKline plc from 2000 to 2008 and as Chief Executive Officer of SmithKline Beecham plc in 2000 and as Chief Operating Officer and Executive Member of the Board of Directors of SmithKline Beecham plc from 1996 to 2000. Mr. Garnier was previously Chairman of Cerenis from 2010 to 2011, and a board member of the Stanford Advisory Council on Interdisciplinary Biosciences, Weill Cornell Medical College and the Dubai International Capital Advisory Board. He is also a member of the Advisory Board of the Newman's Own Foundation. We believe Dr. Garnier is qualified to serve as a member of our Board of Directors because of his significant business and professional experience, including his extensive experience in the life sciences industry, membership on various boards of directors and his previous leadership and management roles.

        Catherine Friedman has served on our Board of Directors since August 2015. Previously, Ms. Friedman held the position of Managing Director at Morgan Stanley from 1997 to 2006 and head of West Coast Healthcare and co-head of the Biotechnology Practice at Morgan Stanley from 1993 to 2006. Since 2007, Ms. Friedman has been a director of XenoPort Inc., where she serves on the Audit and Nominating and Governance Committees, and Enteromedics, where she serves as Chair of the Audit Committee; in June 2014, she joined the Board of Innoviva (formerly known as Theravance), where she serves on the Audit and Compensation Committees; and in May 2013 she joined the Board of GSV Capital, a publicly traded investment fund, where she serves as Chair of the Audit Committee and on the Valuation Committee. Ms. Friedman is a member of the Board of Trustees for Sacred Heart Schools in Atherton. She is a graduate of Harvard University and received an MBA from the University of Virginia Darden School of Business, where she is currently a Darden School Foundation Board of Trustees member. We believe Ms. Friedman is qualified to serve as a member of our Board of Directors due to her extensive experience as a member on various boards of directors, her educational background and her previous leadership and management roles.

        Ansbert K. Gadicke, M.D.    has served on our Board of Directors since May 2011 and served as a member of the board of directors of our predecessor company from November 2003 until the Merger. Dr. Gadicke has been the Co-Founder and Managing Director of MPM Capital, a venture capital firm, since August 1996. Dr. Gadicke received an M.D. from J.W. Goethe University in Frankfurt. Dr. Gadicke is a director of Chiasma, Inc., OSS Healthcare, Inc., Sideris Pharmaceuticals, Inc., RWHD, Inc. and Mitokyne, Inc. He served on the board of directors of Idenix Pharmaceuticals, Inc. from 1998 to 2005, BioMarin Pharmaceuticals, Inc. from 1997 to 2001, Verastem, Inc. from 2010 to 2012, Pharmasset, Inc. from 1999 to 2007 and PharmAthene, Inc. from 2004 to 2007. We believe Dr. Gadicke is qualified to serve as a member of our Board of Directors because of his business and professional experience, including his experience in the venture capital industry and his years of analyzing development opportunities in the life sciences sector.

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

        Owen Hughes has served on our Board of Directors since April 2013. He has served as the Chief Business Officer and Head of Corporate Development at Intarcia Therapeutics, Inc., a biotechnology company, since February 2013. Prior to Intarcia, he served as a Director at Brookside Capital, a hedge fund under the Bain Capital umbrella, managing public and private healthcare investments from March 2008 to January 2013. Mr. Hughes has served as a Senior Portfolio Manager at Pyramis Global Advisors from 2006 to 2008, co-founder and partner at Triathlon Fund Management from 2003 to 2006, an Investment Associate at Ziff Brothers Investments from 2001 to 2003, and an Assistant Vice President at Morgan Stanley/Merrill Lynch from 1998 to 2001. Mr. Hughes is a director of Malin PLC. He earned a bachelor of arts from Dartmouth College. We believe Mr. Hughes is qualified to serve as a member of our Board of Directors because of his extensive business and professional experience, including his experience in the venture capital industry and years of analyzing development opportunities in the life sciences sector.

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

        Debasish Roychowdhury has served on our Board of Directors since July 2015. Dr. Roychowdhury has been President of Nirvan Consultants, LLC since December 2013, where he advises biotechnology companies and institutions. He was one of the founding members of Seragon Pharmaceutical's Clinical and Scientific Advisory Board and was Seragon's Chief Medical Officer, prior to its acquisition by Roche Pharma, from March 2014 to August 2014. Prior to Seragon, Dr. Roychowdhury was the Senior Vice President and Head of the Global Oncology Division at Sanofi from August 2009 to November 2013. Prior to that, he served as the Vice President for Clinical Development at GlaxoSmithKline, from 2005 to 2009, and directed the Oncology Global Regulatory group at Eli Lilly and Company, a pharmaceutical company, from 1999 to 2005. Prior to his role in industry, Dr. Roychowdhury served as faculty member at the University of Cincinnati. He received his M.D from the All India Institute of Medical Sciences. He is a member of the Board of Directors for Celvad S.A. and Lytix Biopharma AS. We believe Dr. Roychowdury is qualified to serve as a member of our Board of Directors because of his strong medical background, specifically related to oncology, and extensive experience in the pharmaceutical industry.

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

        The remainder of the response to this item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required to be disclosed by this item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required to be disclosed by this item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required to be disclosed by this item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required to be disclosed by this item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
Financial Statements

        The following consolidated financial statements and supplementary data are included in Part II of Item 8 filed of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	90
Consolidated Balance Sheets as of December 31, 2015 and 2014	91
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	92
Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013	93
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	95
Notes to Consolidated Financial Statements	96
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

Date: February 25, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. WARD Robert E. Ward	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016
/s/ B. NICHOLAS HARVEY B. Nicholas Harvey	Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2016
/s/ ALAN H. AUERBACH Alan H. Auerbach	Director	February 25, 2016
/s/ WILLARD H. DERE Willard H. Dere	Director	February 25, 2016
/s/ CATHERINE FRIEDMAN Catherine Friedman	Director	February 25, 2016
/s/ ANSBERT K. GADICKE Ansbert K. Gadicke	Director	February 25, 2016
/s/ JEAN-PIERRE GARNIER Jean-Pierre Garnier	Director	February 25, 2016

Signature	Title	Date

/s/ KURT C. GRAVES Kurt C. Graves	Director	February 25, 2016
/s/ OWEN HUGHES Owen Hughes	Director	February 25, 2016
/s/ ANTHONY ROSENBERG Anthony Rosenberg	Director	February 25, 2016
/s/ DEBASISH ROYCHOWDHURY Debasish Roychowdhury	Director	February 25, 2016

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1		Restated Certificate of Incorporation, filed on June 11, 2014	8-K	001-35726	3.1	6/13/14
3.2		Amended and Restated By-Laws	8-K	001-35726	3.2	6/13/14
4.1		Fifth Amended and Restated Stockholders' Agreement, dated April 24, 2014, by and among the Company and the stockholders party thereto	S-1/A	333-194150	4.2	4/25/14
10.1		Form of Warrant to Purchase Shares of Common Stock in connection with the Series B Convertible Preferred Stock and Warrant Purchase Agreement, issued by the Company to certain investors and attached schedule with details	8-K	001-35726	10.2	4/25/13
10.2		Form of Warrant to Purchase Shares of Common Stock in connection with the Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, issued by the Company to certain investors and attached schedule with details	8-K	001-35726	10.2	2/21/14
10.3		Form of Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock issued by the Company to GE Capital Equity Investments	10-K	001-35726	10.5	3/10/15
10.4	^	Clinical Trial Services Agreement, dated March 29, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S	8-K/A	000-53173	10.1	10/24/11

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.5	^	Work Statement NB-1, dated March 29, 2011, by and between the Company and Nordic Bioscience Clinical Development VII A/S, as amended on December 9, 2011, June 18, 2012, November 6, 2013, March 28, 2014, May 19, 2014 and July 22, 2014	10-K	001-35726	10.11	3/10/15
10.5	(a)	Amendment No. 8 to Work Statement NB-1, effective as of August 15, 2014, by and between the Company and Nordic Bioscience Clinical Development VII A/S					*
10.5	(b)	Amendment No. 9 to Work Statement NB-1, effective as of March 12, 2015, by and between the Company and Nordic Bioscience Clinical Development VII A/S	10-Q	001-35726	10.4	5/6/15
10.6	^	Work Statement NB-2, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII A/S, as amended on November 6, 2013	10-K	001-35726	10.12	3/10/15
10.7	^	Work Statement NB-3, dated February 21, 2013, by and between the Company and Nordic Bioscience Clinical Development VII A/S, as amended on February 28, 2014	10-K	001-35726	10.13	3/10/15
10.7	(a)	Amendment No. 2 to Work Statement NB-3, effective as of March 23, 2015, by and between the Company and Nordic Bioscience Clinical Development VII A/S	10-Q	001-35726	10.5	5/6/15
10.7	(b)	Amendment No. 3 to Work Statement NB-1, effective as of July 8, 2015, by and between the Company and Nordic Bioscience Clinical Development VII A/S	10-Q	001-35726	10.8	8/6/15

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.7	(c)	Amendment No. 4 to Work Statement NB-3, effective as of October 21, 2015, by and between the Company and Nordic Bioscience Clinical Development VII A/S					*
10.7	(d)	Amendment No. 5 to Work Statement NB-3, effective as of January 15, 2016, by and between the Company and Nordic Bioscience Clinical Development VII A/S					*
10.8		Amended and Restated Stock Issuance Agreement, dated May 16, 2011, by and between the Company, as successor to Radius Health, Inc., and Nordic BioScience Clinical Development VII A/S, as amended on February 21, 2013, March 28, 2014 and May 19, 2014	10-K	001-35726	10.14	3/10/15
10.9	^	License Agreement, dated September 27, 2005, by and between the Company, as successor to Nuvios, Inc., and Ipsen Pharma SAS (f/k/a SCRAS S.A.S.) on behalf of itself and its affiliates, as amended on September 12, 2007 and May 11, 2011	10-K	001-35726	10.15	3/10/15
10.10	^	Pharmaceutical Development Agreement, dated January 2, 2006, by and between the Company, as successor to Radius Health, Inc., and Beaufour Ipsen Industrie SAS, as amended on January 1, 2007, January 1, 2009, June 16, 2010 and December 15, 2011	10-K	001-35726	10.16	3/10/15
10.10	(a)	Amendment No. 6, dated August 14, 2015, to the Pharmaceutical Development Agreement, dated January 2, 2006, by and between the Company and Beaufour Ipsen Industrie SAS, as amended	10-Q	001-35726	10.4	11/5/15

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.11	^	Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd., as amended on May 19, 2011 and January 30, 2014, and Work Orders thereunder through March 9, 2014	10-K	001-35726	10.17	3/10/15
10.11	(a)	Amendment No. 3 to Development and Manufacturing Services Agreement, dated December 31, 2015, by and between the Company and LONZA Sales Ltd.					*
10.11	(b)	Work Order #7, dated February 24, 2015, to the Development and Manufacturing Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd.	10-Q	001-35726	10.7	5/6/15
10.11	(c)^	Work Order #8, dated March 27, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd., as amended	10-Q	001-35726	10.4	8/6/15
10.11	(d)^	Work Order #9, dated May 7, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd., as amended	10-Q	001-35726	10.5	8/6/15
10.11	(e)^	Work Order #10, dated May 22, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company, as successor to Radius Health, Inc., and LONZA Sales Ltd., as amended	10-Q	001-35726	10.6	8/6/15

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.11	(f)^	Work Order No. 11, dated August 11, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company and LONZA Sales Ltd., as amended	10-Q	001-35726	10.2	11/5/15
10.11	(g)^	Work Order No. 12, dated August 24, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company and LONZA Sales Ltd., as amended	10-Q	001-35726	10.3	11/5/15
10.11	(h)^	Work Order No.13, dated September 28, 2015, to the Development and Manufacturing Services Agreement, dated October 16, 2007, by and between the Company and LONZA Sales Ltd., as amended	10-Q	001-35726	10.7	11/5/15
10.12	^	Development and Clinical Supplies Agreement, dated June 19, 2009, by and among the Company, as successor to Radius Health, Inc., and 3M Co. and 3M Innovative Properties Co., as amended on December 31, 2009, September 16, 2010, September 29, 2010, March 2, 2011 and November 30, 2012 and Change Order Forms thereunder through March 9, 2014	10-K	001-35726	10.18	3/10/15
10.12	(a)	Change Order Form #22, dated March 2, 2015, to the Development and Clinical Supplies Agreement, dated June 19, 2009, by and among the Company and 3M Co. and 3M Innovative Properties Co., as amended	10-Q	001-35726	10.6	5/6/15

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12	(b)^	Change Order Form #23, dated August 26, 2015, to Fifth Amendment to Development and Clinical Supplies Agreement, effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co.	10-Q	001-35726	10.5	11/5/15
10.12	(b)^	Change Order Form #26, dated May 13, 2015, to Fifth Amendment to Development and Clinical Supplies Agreement, effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co.	10-Q	001-35726	10.3	8/6/15
10.13	^	License Agreement, dated June 29, 2006, by and between the Company and Eisai Co., Ltd.	8-K/A	000-53173	10.25	10/24/11
10.13	(a)^	License Agreement Amendment No. 1, dated March 9, 2015, by and between the Company and Eisai Co. Ltd.	10-Q	001-35726	10.3	5/6/15
10.14	†	Radius Health, Inc. 2003 Long-Term Incentive Plan (as amended)	10-K	001-35726	10.20	3/10/15
10.15	†	Radius Health, Inc. 2003 Long-Term Incentive Plan Form of Stock Option Agreement	8-K	000-53173	10.32	5/23/11
10.16	†	Radius Health, Inc. 2011 Equity Incentive Plan (as amended and restated)	8-K	001-35726	10.1	5/11/15
10.17	†	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement	S-1/A	333-175091	10.83	11/7/11
10.18	†	Radius Health, Inc. Non-Employee Director Compensation Program	10-K	001-35726	10.24	3/10/15
10.19	†	Employment Letter Agreement, dated November 14, 2003, by and between the Company, as successor to Nuvios, Inc., and Gary Hattersley	8-K	000-53173	10.49	5/23/11

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.20	†	Employment Letter Agreement, dated November 15, 2006, by and between the Company, as successor to Radius Health, Inc., and B. Nicholas Harvey	8-K	000-53173	10.51	5/23/11
10.21	†	Executive Employment Agreement, dated as of December 12, 2013, by and between the Company and Robert Ward	8-K	001-35726	10.1	12/17/13
10.22	†	Employment Letter Agreement, dated January 3, 2014, by and between the Company and Greg Williams	S-1/A	333-194150	10.141	4/3/14
10.23	†	Form of Indemnification Agreement by and between the Company and the individuals listed on Schedule A thereto	10-K	001-35716	10.30	3/10/15
10.24		Indenture of Lease, dated May 14, 2014, by and between the Company and BP Bay Colony LLC	8-K	001-35726	10.1	5/20/14
10.24	(a)	First Amendment, dated September 9, 2015, to Lease, dated May 14, 2014, by and between the Company and BP Bay Colony LLC	10-Q	001-35726	10.6	11/5/15
21.1		Subsidiary of the Company					*
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1		Section 1350 Certification of Chief Executive Officer					**
32.2		Section 1350 Certification of Chief Financial Officer					**
101.INS		XBRL Instance Document					*
101.SCH		XBRL Taxonomy Extension Schema Document					*

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

^
Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

†
A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

*
Filed herewith.

**
Furnished herewith.