Form 10-Q
period 2016-06-30
Radius Health, Inc.
filed 2016-08-04
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
Or
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

Number of shares of the registrant’s Common Stock, $.0001 par value per share, outstanding as of August 1, 2016: 43,082,740 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

CURRENCY AND CONVERSIONS

In this report, references to “dollar” or “$” are to the legal currency of the United States, and references to “euro” or “€” are to the single currency introduced on January 1, 1999 at the start of the third stage of European Economic and Monetary Union, pursuant to the Treaty establishing the European Communities, as amended by the Treaty on European Union and the Treaty of Amsterdam. Unless otherwise indicated, the financial information in this report has been expressed in U.S. dollars. Unless otherwise stated, the U.S. dollar equivalent information translating euros into U.S. dollars has been made, for convenience purposes, on the basis of the noon buying rate published by the Board of Governors of the Federal Reserve as of June 30, 2016, which was €1.00 = $1.1032. Such translations should not be construed as a representation that the euro has been, could have been or could be converted into U.S. dollars at the rate indicated, any particular rate or at all.

Trademarks appearing in this report are the property of their respective holders.

Item 1. Condensed Consolidated Financial Statements

Radius Health, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,554	$159,678
Marketable securities	280,302	313,661
Prepaid expenses and other current assets	5,197	6,969
Total current assets	406,053	480,308
Property and equipment, net	2,945	1,897
Other assets	448	260
Total assets	$409,446	$482,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,027	$6,228
Accrued expenses and other current liabilities	16,545	14,952
Total current liabilities	19,572	21,180

Total liabilities	$19,572	$21,180
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized, 43,060,593 shares and 42,984,243 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in-capital	919,343	907,040
Accumulated other comprehensive income	188	5
Accumulated deficit	(529,661)	(445,764)
Total stockholders’ equity	389,874	461,285
Total liabilities and stockholders’ equity	$409,446	$482,465

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING EXPENSES:
Research and development	$26,891	$16,278	$54,374	$27,837
General and administrative	17,193	6,000	30,839	10,756
Loss from operations	(44,084)	(22,278)	(85,213)	(38,593)
OTHER (EXPENSE) INCOME:
Other (expense) income, net	(95)	(78)	(96)	(128)
Interest income	744	185	1,411	290
Interest expense	—	(794)	—	(1,591)
NET LOSS	$(43,435)	$(22,965)	$(83,898)	$(40,022)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized (loss) gain from available-for-sale securities	(49)	(31)	183	31
COMPREHENSIVE LOSS	$(43,484)	$(22,996)	$(83,715)	$(39,991)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 10)	$(43,435)	$(22,965)	$(83,898)	$(40,022)
LOSS PER SHARE:
Basic and diluted	$(1.01)	$(0.61)	$(1.95)	$(1.08)

WEIGHTED AVERAGE SHARES:
Basic and diluted	43,042,883	37,895,651	43,027,903	37,089,642

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(83,898)	$(40,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216	78
Amortization of premium (accretion of discount) marketable securities, net	782	682
Stock-based compensation	10,632	5,850
Non-cash interest	—	156
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,772	(1,006)
Other long-term assets	(188)	(30)
Accounts payable	(3,201)	999
Accrued expenses and other current liabilities	1,248	(5,906)
Net cash used in operating activities	(72,637)	(39,199)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(919)	(186)
Purchases of marketable securities	(225,497)	(179,338)
Sales and maturities of marketable securities	258,257	75,802
Net cash used in investing activities	31,841	(103,722)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,672	359
Proceeds from issuance of common stock, net	—	158,414
Net cash provided by financing activities	1,672	158,773
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,124)	15,852
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	159,678	28,518
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,554	$44,370
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$1,253
Property and equipment purchases in accrued expenses at period end	$345	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization

Radius Health, Inc. (“Radius” or the “Company”) is a science-driven biopharmaceutical company that is committed to developing innovative therapeutics in the areas of osteoporosis, oncology and endocrine diseases. Radius’ lead product candidate, the investigational drug abaloparatide for subcutaneous injection (“abaloparatide-SC”), has completed Phase 3 development for potential use in the reduction of fracture risk in postmenopausal women with osteoporosis. Radius’ Marketing Authorisation Application ("MAA") for abaloparatide-SC for the treatment of postmenopausal women with osteoporosis is under regulatory review in Europe and a New Drug Application (“NDA”) has been accepted for filing by the U.S. Food and Drug Administration (“FDA”) with a Prescription Drug User Fee Act date of March 30, 2017. The Radius clinical pipeline also includes an investigational abaloparatide transdermal patch for potential use in osteoporosis and the investigational drug RAD1901 for potential use in hormone-driven and/or hormone-resistant breast cancer, and vasomotor symptoms in postmenopausal women. Radius’ preclinical pipeline includes RAD140, a non-steroidal, selective androgen receptor modulator under investigation for potential use in multiple applications including cancer.

The Company is subject to the risks associated with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approval to market its investigational product candidates, market acceptance of the Company’s investigational product candidates following receipt of regulatory approval, competition for its investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of June 30, 2016, the Company had an accumulated deficit of $529.7 million, and total cash, cash equivalents and marketable securities of $400.9 million.

Based upon its cash, cash equivalents and marketable securities balance as of June 30, 2016, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational products that may receive regulatory approval or proceeds from collaboration activities, it has sufficient capital to fund its development plans, U.S. commercial scale-up and other operational activities into 2018. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents and marketable securities, or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

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

When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. Subsequent events have been evaluated up to the date of issuance of these financials. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016.

Significant Accounting Policies— The significant accounting policies identified in the Company’s 2015 Form 10-K that require the Company to make estimates and assumptions include: research and development costs, stock-based compensation and fair value measures. There were no changes to significant accounting policies during the six months ended June 30, 2016.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Statements ("ASU 2016-13"). ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have contractual right to receive cash. ASU 2016-13 requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented at the net amount expected to be collected using an allowance for credit losses valuation account. ASU 2016-13 requires that credit losses relating to available-for-sale debt securities should be limited by the amount which the fair value is below amortized cost. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its financial statements and related disclosures.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Research costs - Nordic(1)	$2,675	$2,898
Research costs - other	5,530	5,178
Payroll and employee benefits	3,607	3,330
Professional fees	4,733	3,546
Total accrued expenses and other current liabilities	$16,545	$14,952

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

5. Marketable Securities

Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	June 30, 2016
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$3,303	$—	$—	$3,303
Money market funds	114,750	—	—	114,750
Domestic corporate commercial paper	2,501	—	—	2,501
Total	$120,554	$—	$—	$120,554

Marketable securities:
Domestic corporate debt securities	$108,873	$6	$(19)	$108,860
Domestic corporate commercial paper	84,202	175	—	84,377
Asset-backed securities	87,039	26	—	87,065
Total	$280,114	$207	$(19)	$280,302

	December 31, 2015
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,934	$—	$—	$2,934
Money market funds	83,257	—	—	83,257
Domestic corporate commercial paper	39,984	—	—	39,984
Government-sponsored enterprise debt securities	15,996	—	—	15,996
Domestic corporate debt securities	10,007	—	—	10,007
Asset-backed securities	7,500	—	—	7,500
Total	$159,678	$—	$—	$159,678

Marketable securities:
Domestic corporate debt securities	$173,142	$—	$(107)	$173,035
Domestic corporate commercial paper	84,004	154	—	84,158
Asset-backed securities	56,510	1	(43)	56,468
Total	$313,656	$155	$(150)	$313,661

There were no debt securities that had been in an unrealized loss position for more than 12 months as of June 30, 2016 or December 31, 2015. There were 15 debt securities in an unrealized loss position for less than 12 months at June 30, 2016 and there were 57 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2015. The aggregate unrealized loss on these securities as of June 30, 2016 and December 31, 2015 was less than $19 thousand and $150 thousand, respectively, and the fair value was $72.1 million and $225.7 million, respectively. The Company considered the decline in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2016.

As of June 30, 2016, marketable securities consisted of investments that mature within one year.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$3,303	$—	$—	$3,303
Money market funds (1)	114,750	—	—	114,750
Domestic corporate commercial paper (2)	—	2,501	—	2,501
Total	$118,053	$2,501	$—	$120,554
Marketable Securities
Domestic corporate debt securities (2)	$—	$108,860	$—	108,860
Domestic corporate commercial paper (2)	—	84,377	—	84,377
Asset-backed securities (2)	—	87,065	—	87,065
Total	$—	$280,302	$—	$280,302

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$2,934	$—	$—	$2,934
Money market funds (1)	83,257	—	—	83,257
Domestic corporate commercial paper (2)	—	39,984	—	39,984
Government-sponsored enterprise debt securities (2)	—	15,996	—	15,996
Domestic corporate debt securities (2)	—	10,007	—	10,007
Asset-backed securities (2)	—	7,500	—	7,500
Total	$86,191	$73,487	$—	$159,678
Marketable Securities
Domestic corporate debt securities (2)	$—	$173,035	$—	173,035
Domestic corporate commercial paper (2)	—	84,158	—	84,158
Asset-backed securities (2)	—	56,468	—	56,468
Total	$—	$313,661	$—	$313,661

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

In consideration for these licenses, the Company made a nonrefundable, non-creditable payment of $0.25 million to Ipsen, which was expensed during 2005. The Ipsen Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones, including upon acceptance of an NDA submission for review by the FDA. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($11.0 million to $39.7 million). Following acceptance of the Company's NDA submission for review by the FDA in the second quarter of 2016, the Company made a milestone payment of €3.0 million ($3.3 million) to Ipsen, which was recognized as research and development expense during the three months ended June 30, 2016. Should abaloparatide be approved and subsequently commercialized, the Company will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country.

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

8. Research Agreements

Abaloparatide-SC Phase 3 Clinical Extension Study

The Company entered into agreements with Nordic to conduct its Phase 3 clinical trial of abaloparatide-SC (the "Phase 3 Clinical Trial"). On February 21, 2013, the Company entered into a Work Statement NB-3 with Nordic, as amended on February 28, 2014, March 23, 2015, July 8, 2015, October 21, 2015 and January 15, 2016 (the “Work Statement NB-3”). Pursuant to the Work Statement NB-3, Nordic performed an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the Phase 3 Clinical Trial (the “Extension Study”), and, upon completion of the Extension Study, an additional period of 18 months of standard-of-care osteoporosis management (the “Second Extension Period”).

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

Payments in cash to be made to Nordic under the Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €11.9 million ($13.1 million) and $1.1 million, respectively. In addition, payments were due to Nordic in connection with the Work Statement NB-3 pursuant to the Stock Issuance Agreement entered into between the Company and Nordic, as amended and restated on May 16, 2011, and as further amended on February 21, 2013, March 28, 2014, and May 19, 2014. As of June 30, 2016, services related to the Second Extension Period are ongoing. All obligations due to Nordic in relation to the Extension Study were paid as of September 30, 2015.

The Company recognizes research and development expense for the amounts due to Nordic under the Extension Study and the Second Extension Period ratably over the estimated per patient treatment periods beginning upon enrollment, or over a nine-month and 19-month period, respectively. The Company recorded $0.9 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively, for per patient costs incurred.

As of June 30, 2016, the Company had a liability of $2.7 million reflected in accrued expenses and other current liabilities on the condensed consolidated balance sheet resulting from services provided by Nordic under the Second Extension Period, which are payable in cash.

9. Stock-Based Compensation

Stock Options

A summary of stock option activity during the six months ended June 30, 2016 is as follows (in thousands, except for per share amounts):

	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	4,408	$28.75
Granted	1,821	33.85
Exercised	(76)	21.90
Cancelled	(73)	38.18
Expired	—	—
Options outstanding at June 30, 2016	6,080	$30.25	8.31	$72,281
Options exercisable at June 30, 2016	2,227	$15.93	6.86	$48,459
Options vested or expected to vest at June 30, 2016	5,949	$30.05	8.29	$71,598

The weighted-average grant-date fair value per share of options granted during the three and six months ended June 30, 2016 was $18.95 and $18.05, respectively. As of June 30, 2016, there was approximately $69.9 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Units

In April 2016, the Company awarded 58,500 restricted stock units ("RSUs") to employees at an average grant date fair value of $33.03 per RSU. Each RSU entitles the holder to receive one share of the Company's common stock if and when the RSU vests. The RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee's continued employment on such vesting date. Compensation expense is recognized over the vesting period.

A summary of RSU activity during the six months ended June 30, 2016 is as follows (in thousands, except for per share amounts):

	RSUs	Weighted- Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding at December 31, 2015	—	$—
Granted	59	33.03
Vested	—	—
Forfeited	—	—
RSUs Outstanding at June 30, 2016	59	$33.03

As of June 30, 2016, there was approximately $1.8 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately four years.

10. Net Loss Per Share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share numbers):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(43,435)	$(22,965)	$(83,898)	$(40,022)
Loss attributable to common stockholders - basic and diluted	$(43,435)	$(22,965)	$(83,898)	$(40,022)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	43,042,883	37,895,651	43,027,903	37,089,642
Loss per share - basic and diluted	$(1.01)	$(0.61)	$(1.95)	$(1.08)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and six months ended June 30, 2016 and 2015, all of the Company’s options to purchase common stock, warrants, restricted stock units and performance units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	5,773,589	3,747,303	5,373,641	3,562,712
Warrants	631,588	846,720	631,588	979,434
Restricted stock units	55,929	—	27,964	—
Performance units	—	—	—	—

11. Commitments and Contingencies

The Company may be exposed, individually or in the aggregate, to certain claims or assessments in the ordinary course of business. In the opinion of management, the outcome of these matters is not likely to have any material effect on the financial statements of the Company.
Manufacturing Agreements
On June 23, 2016, the Company entered into a Supply Agreement (the “Ypsomed Supply Agreement”) with Ypsomed AG (“Ypsomed”), effective as of September 30, 2015, pursuant to which Ypsomed agreed to supply to the Company a disposable pen injection device customized for injection of abaloparatide, the Company’s drug product candidate (the “Device”) for commercial purposes. The Company has agreed to purchase a minimum number of Devices at prices per Device that decrease with an increase in quantity supplied, subject to adjustment based on actual supply amounts. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initialization of the commercial supply of the Device and to pay a one-time capacity fee. All costs and payments under the Ypsomed Supply Agreement are delineated in Swiss Francs. The Ypsomed Supply Agreement has an initial term of three years from the earlier of the date of delivery of the first commercial Devices for regulatory approval and June 1, 2017, after which, it automatically renews for two-year terms until terminated. The Company will purchase the Device subject to minimum annual quantity requirements over a three-year period, as defined in the Ypsomed Supply Agreement. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initialization of the commercial supply of the Device and to pay a one-time capacity fee. The Company estimates that it will be obligated to make total minimum payments to Ypsomed of approximately CHF 3.9 million ($4.0 million) in the aggregate, including the milestone payments and one-time capacity fee.
On June 28, 2016, the Company entered into a Commercial Supply Agreement (the “Vetter Supply Agreement”) with Vetter Pharma International, GmbH (“Vetter”), effective as of January 1, 2016, pursuant to which Vetter has agreed to formulate the drug product containing the active pharmaceutical ingredient (“API”) of abaloparatide, to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. Based on forecasts of demand to be provided by the Company, the Company has agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company has agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The Vetter Supply Agreement has an initial term of five years, which began on January 1, 2016, after which, it automatically renews for two-year terms until terminated. The Company will purchase these services subject to minimum annual quantity requirements over a five-year period, as defined in the Vetter Supply Agreement.

12. Stockholders’ Equity

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

On July 28, 2015, the Company completed a public offering of 4,054,054 shares of its common stock at a price of $74.00 per share, for aggregate proceeds, net of underwriting discounts, commissions and offering costs, of approximately $281.5 million. Also, on July 28, 2015, the underwriters purchased an additional 608,108 shares by exercising an option to purchase additional shares that was granted to them in connection with the offering. As a result of the public offering and subsequent exercise of the underwriters’ option, the Company received aggregate proceeds, net of underwriting discounts, commissions and estimated offering costs of approximately $323.8 million.

13. Subsequent Events

On July 13, 2016, the Company entered into a Manufacturing Services Agreement (the “Manufacturing Agreement”) with Lonza Sales Ltd (“Lonza”), effective as of June 28, 2016, pursuant to which Lonza has agreed to manufacture the commercial supply of the API for abaloparatide. In accordance with forecasts provided by the Company, the Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by Lonza. The Company is also required to purchase a minimum number of batches annually. The Manufacturing Agreement has an initial term of a six years, after which, it automatically renews for three-year terms until terminated.

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

Executive Overview

We are a science-driven biopharmaceutical company that is committed to developing innovative therapeutics in the areas of osteoporosis, oncology and endocrine diseases. Our lead product candidate, the investigational drug abaloparatide for subcutaneous injection, or abaloparatide-SC, has completed Phase 3 development for potential use in the reduction of fracture risk in postmenopausal women with osteoporosis. Our Marketing Authorisation Application, or MAA, for abaloparatide-SC for the treatment of postmenopausal women with osteoporosis is under regulatory review in Europe and a New Drug Application, or NDA, has been accepted for filing by the U.S. Food and Drug Administration, or FDA, with a Prescription Drug User Fee Act, or PDUFA, date of March 30, 2017. Our clinical pipeline also includes an investigational abaloparatide transdermal patch for potential use in osteoporosis and the investigational drug RAD1901 for potential use in hormone-driven and/or hormone-resistant breast cancer, and vasomotor symptoms in postmenopausal women. Our preclinical pipeline includes RAD140, a non-steroidal, selective androgen receptor modulator under investigation for potential use in multiple applications including cancer.

Abaloparatide

Abaloparatide is an investigational therapy for the potential treatment of women with postmenopausal osteoporosis who are at an increased risk for a fracture. Abaloparatide is a novel synthetic peptide analog that engages the parathyroid hormone receptor, or PTH1 receptor, and was selected for clinical development based on its favorable bone building activity. Abaloparatide was created to have a unique mechanism of action with the goal of stimulating enhanced bone building activity including bone formation, increasing bone mineral density, restoring bone microarchitecture and augmenting bone strength. We are developing two formulations of abaloparatide:

•
Abaloparatide-SC—Abaloparatide has completed Phase 3 development for potential use as a daily self-administered injection. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan. In December 2014, we announced positive 18-month top-line data from our Phase 3 ACTIVE clinical trial, in which abaloparatide-SC met the primary endpoint with a statistically significant reduction of 86% in new vertebral fractures versus placebo, and a statistically significant 43% reduction in the secondary endpoint of nonvertebral fractures versus placebo. In June 2015, we announced the positive top-line data from the first six months of the ACTIVExtend clinical trial and the 25-month combined fracture data from the ACTIVE and ACTIVExtend clinical trials, which showed a statistically significant 87% reduction in the primary endpoint of new vertebral fractures for abaloparatide-treated patients for 18 months who were then treated with alendronate for 6 months compared to patients treated with placebo for 18 months and then treated with alendronate for 6 months and a statistically significant reduction of 52% in the secondary endpoint of nonvertebral fractures.  Also, in ACTIVExtend, there was a statistically significant reduction in clinical fractures, and major osteoporotic fractures for the patients initially treated with abaloparatide followed by 6 months of alendronate versus patients treated initially with placebo followed by 6 months of alendronate. The combined 25-month fracture data from our Phase 3 clinical trial program for abaloparatide-SC formed the basis of our regulatory submissions. In November 2015, we submitted an MAA to the European Medicines Agency, or EMA, which was validated and is currently undergoing active regulatory assessment by the Committee for Medicinal Products for Human Use of the EMA, or CHMP. The EMA has granted us an additional 3-month extension to the procedural timetable for response in the ongoing MAA assessment. As a result of this extension to the procedural timetable, we now anticipate that the CHMP may adopt an Opinion regarding the MAA in late 2016 or in 2017. In March 2016, we submitted an NDA to the FDA, which has been accepted for filing by the FDA with a PDUFA date of March 30, 2017. We intend to enter into one or more collaborations for the potential commercialization of abaloparatide-SC prior to a commercial launch. Subject to regulatory review and a favorable regulatory outcome, we anticipate the first commercial sales of abaloparatide-SC will take place in 2017.

•
Abaloparatide-TD—We are also developing abaloparatide-transdermal, which we refer to as abaloparatide-TD, based on 3M’s patented Microstructured Transdermal System technology for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-TD technology. During 2014, we reported progress toward the development of an optimized transdermal patch that may be capable of demonstrating comparability to abaloparatide-SC. In preliminary, nonhuman primate pharmacokinetic studies, we achieved a desirable pharmacokinetic profile, with comparable AUC, Cmax, Tmax and T1/2 relative to abaloparatide-SC. We believe that these results support continued clinical development of abaloparatide-TD toward future global regulatory submissions as a potential post-approval line extension of the investigational drug abaloparatide-SC. We commenced a human replicative clinical evaluation of the optimized abaloparatide-TD patch in December 2015, with the goal of achieving comparability to abaloparatide-SC. We expect to complete this clinical evaluation of the optimized abaloparatide-TD patch during 2016.

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

In December 2014, we commenced a Phase 1, multicenter, open-label, two-part, dose-escalation study of RAD1901 in postmenopausal women with advanced ER-positive and HER2-negative breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of RAD1901. The Phase 1 study is designed to evaluate escalating doses of RAD1901 in Part A. The Part B expansion cohort was initiated in March 2016 to allow for an evaluation of additional safety, tolerability and preliminary efficacy. As of July 31, 2016, the Phase I Part B expansion cohort has enrolled 19 out of 20 patients at 400 mg daily. To date, no dose limiting toxicities, or DLTs,  have been reported in this study. When the study is completed, the results will be submitted to an appropriate scientific meeting for presentation.

In December 2015, we commenced a Phase 1 FES-PET study in patients with metastatic breast cancer in the European Union which includes the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following RAD1901 treatment. We continue to enroll patients in the European Phase I FES-PET trial - the first three patient dosing cohort is enrolled. When the study is completed, the results will be submitted to an appropriate scientific meeting for presentation.

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

In July 2016, the Company entered into a pre-clinical collaboration with Takeda Pharmaceutical Company Limited to evaluate the combination of investigational drug RAD1901 with investigational drug TAK-228, an oral mTORC 1/2 inhibitor in Phase 2b development for the treatment of breast, endometrial and renal cancer, with the goal of potentially exploring such combination in a clinical study. As previously reported, RAD1901 has demonstrated encouraging pre-clinical results in combination with Novartis’ mTOR inhibitor, everolimus. Under the agreement, the Company and Takeda Oncology will each contribute resources and supply compound material necessary for studies to be conducted under the collaboration and will share third party out of pocket research and development expenses.

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

RAD140

RAD140 is a nonsteroidal selective androgen receptor modulator. The androgen receptor, or AR, is highly expressed in many ER-positive, ER-negative, and triple-negative receptor breast cancers. Due to its receptor and tissue selectivity, potent activity, oral bioavailability, and long half-life, we believe RAD140 could have clinical potential in the treatment of breast cancer.

In July 2016 we reported that RAD140 in preclinical xenograft models of breast cancer has demonstrated potent tumor growth inhibition when administered alone or in combinations with CDK4/6 inhibitors. It is estimated that 77% of breast cancers show expression of the androgen receptor. Our data suggest that RAD140 activity at the androgen receptor stimulates up-regulation of a tumor suppression pathway. The clinical significance of these initial findings must be investigated in clinical trials, and all the resulting data are subject to regulatory review. We expect to provide an update on the RAD140 program at an upcoming scientific meeting.

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

No significant amount of the research and development expenses in relation to our product candidates are borne by third parties. Our lead product candidate is the investigational drug abaloparatide, and it represents the largest portion of our research and development expenses for our product candidates. We began tracking program expenses for abaloparatide-SC in 2005, and program expenses from inception to June 30, 2016 were approximately $208.3 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to June 30, 2016 were approximately $37.3 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to June 30, 2016 were approximately $40.9 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to June 30, 2016 were approximately $6.9 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.

Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Abaloparatide-SC	$6,612	$5,342	$12,389	$10,476
Abaloparatide-TD	1,544	222	3,690	702
RAD1901	5,142	2,641	13,259	3,441
RAD140	770	—	1,127	—

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

We have reviewed our policies and estimates to determine our critical accounting policies for the three and six months ended June 30, 2016. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three Months Ended June 30, 2016 and June 30, 2015 (in thousands, except percentages)

	Three Months Ended
	June 30,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$26,891	$16,278	$10,613	65%
General and administrative	17,193	6,000	11,193	187%
Loss from operations	(44,084)	(22,278)	21,806	98%
Other (expense) income:
Other (expense) income, net	(95)	(78)	17	22%
Interest income (expense), net	744	(609)	1,353	(222)%
Net loss	$(43,435)	$(22,965)	20,470	89%

Research and development expenses— For the three months ended June 30, 2016, research and development expense was $26.9 million compared to $16.3 million for the three months ended June 30, 2015, an increase of $10.6 million, or 65%. This increase was primarily driven by higher professional contract services costs associated with the development of RAD1901 to support a Phase 1 study in metastatic breast cancer that commenced in late 2014 and a Phase 2b study in postmenopausal vasomotor symptoms that commenced in December 2015. This increase was also a result of an increase in compensation expense, including stock-based compensation, due to an increase in headcount from 30 research and development employees as of June 30, 2015 to 86 research and development employees as of June 30, 2016.

General and administrative expenses— For the three months ended June 30, 2016, general and administrative expense was $17.2 million compared to $6.0 million for the three months ended June 30, 2015, an increase of $11.2 million, or 187%. This increase was primarily the result of an increase of approximately $4.2 million in professional support costs and legal fees during the three months ended June 30, 2016, including the costs associated with increasing headcount and preparing for the potential commercialization of abaloparatide-SC, subject to a favorable regulatory review. This increase was also driven by an increase in compensation expense due to an increase in headcount from 16 general and administrative employees as of June 30, 2015 to 62 general and administrative employees as of June 30, 2016.

Interest income (expense), net—For the three months ended June 30, 2016, interest income, net of interest expense, was $0.7 million compared to interest expense, net of interest income, of $0.6 million for the three months ended June 30, 2015, a change of $1.4 million, or 222%. This change was primarily a result of no interest expense recorded for the three months ended June 30, 2016 due to repayment of our Credit Facility on August 4, 2015.

Six Months Ended June 30, 2016 and June 30, 2015 (in thousands, except percentages)

	Six Months Ended
	June 30,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$54,374	$27,837	$26,537	95%
General and administrative	30,839	10,756	20,083	187%
Loss from operations	(85,213)	(38,593)	46,620	121%
Other (expense) income:
Other (expense) income, net	(96)	(128)	(32)	(25)%
Interest income (expense), net	1,411	(1,301)	2,712	(208)%
Net loss	$(83,898)	$(40,022)	43,876	110%

Research and development expenses— For the six months ended June 30, 2016, research and development expense was $54.4 million compared to $27.8 million for the six months ended June 30, 2015, an increase of $26.5 million, or 95%. This increase was primarily driven by higher professional contract services costs associated with the development of RAD1901 to support a Phase 1 study in metastatic breast cancer that commenced in late 2014 and a Phase 2b study in postmenopausal vasomotor symptoms that commenced in December 2015. This increase was also a result of an increase in compensation expense, including stock-based compensation, due to an increase in headcount from 30 research and development employees as of June 30, 2015 to 86 research and development employees as of June 30, 2016.

General and administrative expenses— For the six months ended June 30, 2016, general and administrative expense was $30.8 million compared to $10.8 million for the six months ended June 30, 2015, an increase of $20.1 million, or 187%. This increase was primarily the result of an increase of approximately $9.1 million in professional support costs and legal fees during the six months ended June 30, 2016, including the costs associated with increasing headcount and preparing for the potential commercialization of abaloparatide-SC, subject to a favorable regulatory review. This increase was also driven by an increase in compensation expense due to an increase in headcount from 16 general and administrative employees as of June 30, 2015 to 62 general and administrative employees as of June 30, 2016.

Interest income (expense), net— For the six months ended June 30, 2016, interest income, net of interest expense, was $1.4 million compared to interest expense, net of interest income, of $1.3 million for the six months ended June 30, 2015, a change of $2.7 million, or 208%. This change was primarily a result of no interest expense recorded for the six months ended June 30, 2016 due to repayment of our Credit Facility on August 4, 2015.

Liquidity and Capital Resources

From inception to June 30, 2016, we have incurred an accumulated deficit of $529.7 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash, cash equivalents and short-term marketable securities balance as of June 30, 2016 was $400.9 million.  We have financed our operations since inception primarily through the public offerings of our common stock, private sales of preferred stock, and borrowings under credit facilities.

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

Abaloparatide-SC is our only product candidate in late stage development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. Obtaining approval of a product candidate is an extensive, lengthy, expensive and uncertain process, and any approval of abaloparatide-SC may be delayed, limited or denied for many reasons. See “Risk Factors — Risks Related to the Discovery, Development and Commercialization of Our Product Candidates” set forth under Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended
	June 30,		Change
	2016	2015	$	%
Net cash (used in) provided by:
Operating activities	$(72,637)	$(39,199)	$33,438	85%
Investing activities	31,841	(103,722)	135,563	131%
Financing activities	1,672	158,773	157,101	(99)%
Net increase (decrease) in cash and cash equivalents	$(39,124)	$15,852

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2016 was $72.6 million, which was primarily the result of a net loss of $83.9 million, partially offset by $11.6 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $0.4 million. The $83.9 million net loss was primarily due to abaloparatide-SC and RAD1901 program development expenses along with employee compensation and consulting costs incurred to support regulatory submissions and preparation for the potential commercial launch of abaloparatide-SC. The $11.6 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $10.6 million and amortization of premiums (discounts) on marketable securities of $0.8 million.

Net cash used in operating activities during the six months ended June 30, 2015 was $39.2 million, which was primarily the result of a net loss of $40.0 million and net changes in working capital of $5.9 million, partially offset by $6.8 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $40.0 million net loss was primarily due to abaloparatide-SC program development expenses, including clinical and manufacturing costs, along with employee compensation and consulting costs incurred to support future regulatory submissions and preparation for the potential commercial launch of abaloparatide-SC. The $6.8 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $5.9 million and amortization of premiums (discounts) on marketable securities of $0.7 million.

Cash Flows from Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2016 was $31.8 million, which was primarily the result of $258.3 million of net proceeds received from the sale or maturity of marketable securities, partially offset by $225.5 million of purchases of marketable securities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2016 was $1.7 million, as compared to $158.8 million net cash provided by financing activities during the six months ended June 30, 2015. Net cash provided by financing activities during the six months ended June 30, 2016 consisted of $1.7 million of proceeds received from exercises of stock options.

Net cash provided by financing activities during the six months ended June 30, 2015 consisted of $158.4 million of net proceeds received from a public offering in January of 2015 and $0.4 million of proceeds received from the exercise of stock options.

Contractual Obligations

Supply and Manufacturing Agreements

On June 23, 2016, we entered into a Supply Agreement, or the Ypsomed Supply Agreement, with Ypsomed AG, or Ypsomed, effective as of September 30, 2015, pursuant to which Ypsomed agreed to supply a disposable pen injection device customized for injection of abaloparatide, or the Device, for commercial purposes. We agreed to purchase a minimum number of Devices at prices per Device that decrease with an increase in quantity supplied, subject to adjustment based on actual supply amounts. In addition, we agreed to make milestone payments for Ypsomed’s capital developments in connection with the initialization of the commercial supply of the Device and to pay a one-time capacity fee. All costs and payments under the Ypsomed Supply Agreement are delineated in Swiss Francs. The Ypsomed Supply Agreement has an initial term of three years from the earlier of the date of delivery of the first commercial Devices for regulatory approval and June 1, 2017, after which, it automatically renews for two-year terms until terminated. During the initial term of the Ypsomed Supply Agreement, we estimate that we will be obligated to make total minimum payments to Ypsomed of approximately CHF 3.9 million ($4.0 million) in the aggregate, including the milestone payments and one-time capacity fee.
On June 28, 2016, we entered into a Commercial Supply Agreement, or the Vetter Supply Agreement, with Vetter Pharma International, GmbH, or Vetter, effective as of January 1, 2016, pursuant to which Vetter has agreed to formulate the drug product containing the active pharmaceutical ingredient, or API, of abaloparatide, to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. Based on forecasts of demand to be provided by us, we agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, we agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The Vetter Supply Agreement has an initial term of five years, which began on January 1, 2016, after which, it automatically renews for two-year terms until terminated.
On July 13, 2016, we entered into a Manufacturing Services Agreement, or the Manufacturing Agreement, with Lonza Sales Ltd, or LONZA, effective as of June 28, 2016, pursuant to which Lonza has agreed to manufacture the commercial supply of the API for abaloparatide. In accordance with forecasts provided by us, we agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by Lonza. We are also required to purchase a minimum number of batches annually. The Manufacturing Agreement has an initial term of six years, after which, it automatically renews for three-year terms until terminated.

Research and Development Agreements

Abaloparatide-SC Phase 3 Clinical Extension Study

We entered into agreements with Nordic Bioscience Clinical Development VII A/S, or Nordic, to conduct our Phase 3 clinical trial of abaloparatide-SC, or the Phase 3 Clinical Trial. On February 21, 2013, we entered into the Work Statement NB-3, as amended on February 28, 2014, March 23, 2015, July 8, 2015, October 21, 2015 and January 15, 2016, or the Work Statement NB-3. Pursuant to the Work Statement NB-3, Nordic performed an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the Phase 3 Clinical Trial, or the Extension Study, and, upon completion of this initial six months, an additional period of 18 months of standard-of-care osteoporosis management, or the Second Extension Period.

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

Payments in cash to be made to Nordic under the Work Statement NB-3 are denominated in both euros and U.S. dollars and total up to €11.9 million ($13.1 million) and $1.1 million, respectively. In addition, payments were due to Nordic in connection with the Work Statement NB-3 pursuant to the Stock Issuance Agreement we entered into with Nordic, as amended and restated on May 16, 2011, and as further amended on February 21, 2013, March 28, 2014, and May 19, 2014. As of June 30, 2016, services related to the Second Extension Period are ongoing. All obligations due to Nordic in relation to the Extension Study were paid as of September 30, 2015.

We recognize research and development expense for the amounts due to Nordic under the Extension Study and the Second Extension Period ratably over the estimated per patient treatment periods beginning upon enrollment or over a nine-month and nineteen-month period, respectively. We recorded $0.9 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively, for per patient costs incurred.

As of June 30, 2016, we had a liability of $2.7 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic under the Second Extension Period, which are payable in cash.

License Agreement Obligations

Abaloparatide

In September 2005, we exclusively licensed the worldwide rights (except for development and commercial rights in Japan) to abaloparatide and analogs from an affiliate of Ipsen Pharma SAS, or Ipsen.

In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $4.4 million. The license agreement further requires us to make payments upon the achievement of certain future regulatory and commercial milestones, including upon acceptance of an NDA submission for review by the FDA. The range of milestone payments that could be paid under the agreement is €10.0 million to €36.0 million ($11.0 million to $39.7 million). Following acceptance of our NDA submission for review by the FDA in the second quarter of 2016, we made a milestone payment of €3.0 million ($3.3 million) to Ipsen, which was expensed during the three months ended June 30, 2016. Should abaloparatide be approved and subsequently commercialized, we will be obligated to pay to Ipsen a fixed five percent royalty based on net sales of the product by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, we are obligated to pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, we will be obligated to pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of licensed patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The license agreement with Ipsen contains other customary clauses and terms as are common in similar agreements in the industry.

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

In consideration for the rights to RAD1901 and in recognition of certain milestones having been met to date, we have paid to Eisai an aggregate amount of $1.9 million. The range of milestone payments that could be paid under the agreement is $1.0 million to $20.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. Should RAD1901 be approved and subsequently become commercialized, we will be obligated to pay to Eisai a royalty in a variable mid-single digit range based on net sales of the product on a country-by-country basis, subject to reduction based on the expiration or lapse of the licensed patents, no data protection coverage for the commercial product, and sales of generic products. Unless sooner terminated, our license with Eisai expires on a country-by-

country basis upon (1) the date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country. The latest valid claim is expected to expire, barring any extension thereof, on August 18, 2026. We were also granted the right to grant sublicenses with prior written approval from Eisai. If we sublicense RAD1901 to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee and royalties in a variable mid-single digit range based on net sales of the sublicensee. The license agreement with Eisai contains other customary clauses and terms as are common in similar agreements in the industry.

Net Operating Loss Carryforwards

As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $419.5 million and $323.0 million, respectively, subject to limitation, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2035.

Under Section 382 of the Internal Revenue Code of 1986, or Section 382, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used annually in the future to offset taxable income. We have completed studies through December 31, 2015, to determine whether any ownership change has occurred since our formation and have determined that transactions have resulted in two ownership changes, as defined under Section 382. There could be additional ownership changes in the future that could further limit the amount of net operating loss and tax credit carryforwards that we can utilize.

A full valuation allowance has been provided against our net operating loss carryforwards and other deferred tax assets, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal or state income tax benefit in our statement of operations.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.

We are exposed to market risk related to changes in the dollar/euro exchange rate because a portion of our development costs are denominated in foreign currencies.  We do not hedge our foreign currency exchange rate risk.  However, an immediate 10%     adverse change in the dollar/euro exchange rate would not have a material effect on financial results.

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash, cash equivalents and short-term marketable securities of $400.9 million, consisting of cash, money market funds, domestic corporate debt securities, domestic corporate commercial paper, and asset-backed securities. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Because our marketable securities are short-term in duration, and have a low risk profile, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments. We carry our investments based on publicly available information. As of June 30, 2016, we do not have any hard-to-value investment securities or securities for which a market is not readily available or active.

We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

None.

Item 1A.                                                Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

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

Date: August 4, 2016

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 4, 2016

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation, filed on June 11, 2014	8-K	001-35726	3.1	6/13/2014

3.2	Amended and Restated By-Laws	8-K	001-35726	3.2	6/13/2014

10.1†	Supply Agreement, dated June 23, 2016 and effective as of September 30, 2015, by and between the Company and Ypsomed AG					*

10.2†	Commercial Supply Agreement, dated June 28, 2016 and effective as of January 1, 2016, by and between the Company and Vetter Pharma International GmbH					*

10.2(a)†	Quality Agreement, dated July 28, 2016, by and between the Company and Vetter Pharma-Fertigung GMBH & Co. KG					*

10.3†
Change Order Form #29, dated June 24, 2016, to Fifth Amendment to Development and Clinical Supplies Agreement, dated December 14, 2012 and effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co., as amended
*

10.4†
Change Order Form #30, dated June 24, 2016, to Fifth Amendment to Development and Clinical Supplies Agreement, dated December 14, 2012 and effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co., as amended
*

10.5†
Change Order Form #31, dated June 24, 2016, to Fifth Amendment to Development and Clinical Supplies Agreement, dated December 14, 2012 and effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co., as amended
*

10.6†
Change Order Form #32, dated July 22, 2016, to Fifth Amendment to Development and Clinical Supplies Agreement, dated December 14, 2012 and effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co., as amended
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