Form 10-Q/A
period 2016-06-30
Radius Health, Inc.
filed 2016-08-09
CIK 1428522

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

EXPLANATORY NOTE
Radius Health, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the three month period ended June 30, 2016, as filed with the Securities and Exchange Commission (the “Commission”) on August 4, 2016 (the “Original Form 10-Q”). This Amendment No. 1 is being filed solely to file an amended certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to correct a typographical error that appeared in the certification filed with the Original Form 10-Q, which inadvertently referred to an incorrect date.

No other item or disclosure appearing in the Original Form 10-Q is affected by this Amendment No. 1. This Amendment No. 1 is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above.

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

Date: August 9, 2016

	By:	/s/ B. Nicholas Harvey
B. Nicholas Harvey
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 9, 2016

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation, filed on June 11, 2014	8-K	001-35726	3.1	6/13/2014

3.2	Amended and Restated By-Laws	8-K	001-35726	3.2	6/13/2014

10.1†	Supply Agreement, dated June 23, 2016 and effective as of September 30, 2015, by and between the Company and Ypsomed AG	10-Q	001-35726	10.1	8/4/2016

10.2†	Commercial Supply Agreement, dated June 28, 2016 and effective as of January 1, 2016, by and between the Company and Vetter Pharma International GmbH	10-Q	001-35726	10.2	8/4/2016

10.2(a)†	Quality Agreement, dated July 28, 2016, by and between the Company and Vetter Pharma-Fertigung GMBH & Co. KG	10-Q	001-35726	10.2(a)	8/4/2016

10.3†	Change Order Form #29, dated June 24, 2016, to Fifth Amendment to Development and Clinical Supplies Agreement, dated December 14, 2012 and effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co., as amended	10-Q	001-35726	10.3	8/4/2016

10.4†	Change Order Form #30, dated June 24, 2016, to Fifth Amendment to Development and Clinical Supplies Agreement, dated December 14, 2012 and effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co., as amended	10-Q	001-35726	10.4	8/4/2016

10.5†	Change Order Form #31, dated June 24, 2016, to Fifth Amendment to Development and Clinical Supplies Agreement, dated December 14, 2012 and effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co., as amended	10-Q	001-35726	10.5	8/4/2016

10.6†	Change Order Form #32, dated July 22, 2016, to Fifth Amendment to Development and Clinical Supplies Agreement, dated December 14, 2012 and effective as of November 30, 2012, by and among the Company and 3M Co. and 3M Innovative Properties Co., as amended	10-Q	001-35726	10.6	8/4/2016

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document	10-Q	001-35726	101.INS	8/4/2016

101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	001-35726	101.SCH	8/4/2016

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	001-35726	101.CAL	8/4/2016

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	001-35726	101.DEF	8/4/2016

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-Q	001-35726	101.LAB	8/4/2016

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	001-35726	101.PRE	8/4/2016

*                                         Filed herewith.
**                                  Furnished herewith.
†                                         Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.