Form 10-K
period 2016-12-31
Radius Health, Inc.
filed 2017-02-24
CIK 1428522

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock, $0.0001 par value per share ("Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2016 was $1.0 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Number of shares outstanding of the registrant's common stock, par value $0.0001 per share, as of February 17, 2017: 43,186,484
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Radius Health, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
        This report, including in the sections titled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "continue," "should," "would," "could," "potentially," "will," "may" or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include, among other things, statements about:

•	our ability to obtain U.S. and foreign regulatory approval for our product candidates and the ability of our investigational product candidates to meet existing or future regulatory standards;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the timing of and our ability to commercialize abaloparatide following regulatory approval;

•	the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;

•	the success of our clinical studies for our investigational product candidates;

•	the therapeutic benefits and effectiveness of our investigational product candidates;

•	the safety profile and related adverse events of our investigational product candidates;

•	our plans with respect to collaborations and licenses related to the development, manufacture or sale of our investigational product candidates;

•	our expectations as to future financial performance, expense levels and liquidity sources;

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with our investigational product candidates;

•	anticipated trends and challenges in our potential markets;

•	our ability to attract, motivate, and retain key personnel; and

•	other factors discussed elsewhere in this report.
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

PART I
ITEM 1.    BUSINESS.
        Unless otherwise provided in this report, all references in this report to "we," "us," "Radius," "our company," "our," or the "Company" refer to Radius Health, Inc. and our subsidiaries.
Overview
We are a science-driven biopharmaceutical company that is committed to developing innovative therapeutics in the areas of osteoporosis, oncology and endocrine diseases. Our lead investigational product candidate, abaloparatide for subcutaneous injection, or abaloparatide-SC, has completed Phase 3 development for potential use in the treatment of women with postmenopausal osteoporosis. Our New Drug Application, or NDA, for abaloparatide-SC is under regulatory review by the U.S. Food and Drug Administration, or FDA, with a Prescription Drug User Fee Act, or PDUFA, date of March 30, 2017. Our European Marketing Authorisation Application, or MAA, for abaloparatide-SC is under review by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA. We intend to commercialize abaloparatide-SC in the United States ourselves and our experienced commercial leaders are rapidly expanding the breadth of our capabilities and sales organization with highly skilled and tenured individuals.
Our clinical pipeline also includes an investigational abaloparatide transdermal patch, or abaloparatide-TD, for potential use in the treatment of women with postmenopausal osteoporosis. We are focused on completing the manufacturing scale-up, production, and other activities required for the initiation of a pivotal bioequivalence study for abaloparatide-TD. In addition, we are evaluating our investigational product candidate, RAD1901, a selective estrogen receptor down-regulator/degrader, or SERD, for potential use in the treatment of hormone-driven and/or hormone-resistant breast cancer, as well as for potential use in the treatment of vasomotor symptoms in postmenopausal women. We plan to complete our ongoing Phase 1 studies of RAD1901 in advanced metastatic breast cancer and our ongoing Phase 2b study of RAD1901 in postmenopausal vasomotor symptoms. In the first half of 2017, we plan to engage with regulatory agencies to gain alignment on defining the next steps for our RAD1901 breast cancer program, which would include the design of a Phase 2 trial. In the first half of 2017, we also expect to complete and report results from our ongoing Phase 2b vasomotor trial. Our clinical pipeline also includes our internally developed investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator, or SARM, under investigation for potential use in the treatment of breast cancer. In December 2016, we submitted an investigational new drug application, or IND, to the FDA and expect to initiate a first-in-human Phase 1 study of RAD140 in women with hormone receptor positive breast cancer in 2017.
Our Investigational Product Candidates
The success of our business is primarily dependent upon our ability to discover, develop and commercialize our current and future product candidates. The following table identifies the investigational product candidates in our current product portfolio, their potential indication and stage of development. We hold worldwide commercialization rights for all of these product candidates, excluding abaloparatide-SC, for which we hold worldwide commercialization rights, except for Japan.

Abaloparatide
Abaloparatide is an investigational therapy for the potential treatment of women with postmenopausal osteoporosis who are at an increased risk for a fracture. Abaloparatide is a novel synthetic peptide analog that engages the parathyroid hormone receptor, or PTH1 receptor, and was selected for clinical development based on its potential for favorable bone building activity.
We believe that abaloparatide is the most advanced PTH analog in clinical development for the treatment of osteoporosis and that, subject to regulatory review and approval, it could have the potential to provide the following advantages over other current standard of care treatments for osteoporosis:

•	improved efficacy—greater bone build at key non-vertebral sites like the hip and wrist with lower vertebral and non-vertebral fracture risk;

•	earlier onset of building bone;

•	shorter treatment duration;

•	no refrigeration of multi-dose injection pen; and

•	less hypercalcemia.
We are developing two formulations of abaloparatide: abaloparatide-SC, an injectable subcutaneous formulation of abaloparatide, and abaloparatide-TD, a potential line extension of abaloparatide-SC in the form of a convenient, short-wear-time, transdermal patch.
Abaloparatide-SC

Abaloparatide-SC has completed Phase 3 development for potential use as a daily self-administered injection. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan. In December 2014, we announced positive 18-month top-line data from our Phase 3 ACTIVE clinical trial of abaloparatide-SC. These results were published in the Journal of the American Medical Association, or JAMA, in August 2016. In June 2015, we announced the positive top-line data from the first six months of our 24-month ACTIVExtend clinical trial of abaloparatide-SC and the 25-month combined fracture data from the ACTIVE and ACTIVExtend clinical trials. These data were published in the Mayo Clinic Proceedings in February 2017. The combined 25-month fracture data from our Phase 3 clinical trial program for abaloparatide-SC formed the basis of our regulatory submissions in the United States and Europe. In November 2015, we submitted an MAA to the EMA, which was validated and is currently undergoing active regulatory assessment by the CHMP. We anticipate that the CHMP may adopt an opinion regarding the MAA in 2017. In March 2016, we submitted an NDA to the FDA, which has been accepted for filing by the FDA with a PDUFA date of March 30, 2017. We intend to enter into one or more collaborations for the potential commercialization of abaloparatide-SC prior to commercial launch. Subject to a favorable regulatory outcome, we anticipate the first commercial sales of abaloparatide-SC to take place in 2017. We intend to commercialize abaloparatide-SC in the United States ourselves and our experienced commercial leaders are rapidly expanding the breadth of our capabilities and sales organization with highly skilled and tenured individuals. We expect to report the top-line results from our recently completed 24-month ACTIVExtend trial in the second quarter of 2017.
Our Capabilities-Organization and Experience
In our evolution towards becoming a fully integrated biopharmaceutical company, we are completing the build out of our sales and medical organizations. We are also continuing to strengthen our compliance program as part of our commitment to a strong culture of compliance and good corporate governance.
Our accomplished senior commercial leadership is currently completing the build out of our commercial organization, with capabilities across sales, marketing, reimbursement, and distribution, to support the potential commercialization of abaloparatide-SC in the United States. In 2016, we established our commercial organization with core teams organized around marketing, sales, market access and commercial operations functions.
Our market access and sales teams will engage and support external customers. Our market access organization has hired an account team comprised of individuals with significant account experience with the large third-party payers and trade accounts that represent a substantial majority of all potential target patients. We also assembled a marketing team of seasoned professionals with substantial specialty pharmaceutical marketing, communications, professional education, patient education and advocacy expertise. Our sales organization has hired over 20 capable sales leaders with prior osteoporosis, managerial, specialty launch and injectable therapy experience. These sales leaders will manage a sales organization that will be comprised of more than 200 clinical sales and integrated delivery network specialists. We intend to complete the hiring of our U.S. sales force in the first quarter of 2017. Finally, we forged a comprehensive commercial operations team to support launch requirements. Our commercial operations leaders have substantial specialty launch experience in establishing hub and specialty pharmacy distribution networks, analytics and forecasting, market research, sales and market operations, and sales training.
If approved, we intend to distribute abaloparatide-SC in the United States through a network of distributors and specialty pharmacies. Under this distribution model, both the distributors and specialty pharmacies would take physical delivery of product and the specialty pharmacies would dispense the product directly to patients.
Our experienced senior medical leadership is completing the build out of our medical organization to provide cross-functional support to both internal partners and external stakeholders by providing expert scientific knowledge, educational material and scientific training programs. This dedicated and skilled organization is comprised of 40 professionals with extensive clinical and scientific experience within academic medical centers, clinical medical practice, research institutions, and other pharmaceutical organizations.
Our medical team was organized with key functions, including medical affairs, pharmacovigilance, medical information, publications, and health economics outcomes research. Our medical affairs team includes physicians with relevant clinical and pharmaceutical experience in endocrinology and women’s health. The medical affairs team also includes scientists with extensive research experience in bone health who will provide clinical development support for current and future scientific research. Our team of medical sciences liaisons, or MSLs, will provide medical educational support to external stakeholders. The director and regional managers of our MSL team have comprehensive experience in the field of osteoporosis.

Under the leadership of our Chief Compliance Officer, we are continuing to strengthen our compliance program as part of our commitment to a strong culture of compliance and good corporate governance. We recently revised our Code of Conduct and Business Ethics, or Code of Conduct, which applies to all of our directors, officers and employees and have incorporated elements of the updated Code of Conduct into formal compliance trainings which are required to be completed by all employees. In addition, our management and other personnel have devoted a substantial amount of time to compliance initiatives, including establishing and maintaining effective disclosure and financial controls and corporate governance practices, as required by the Sarbanes-Oxley Act of 2002, as amended, and rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and NASDAQ.
Abaloparatide-TD
We are also developing abaloparatide- TD, based on 3M’s patented Microstructured Transdermal System technology for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-TD technology. We are developing abaloparatide-TD toward future global regulatory submissions to build upon the potential success of our investigational product candidate, abaloparatide-SC, if approved. We commenced a human replicative clinical evaluation of the optimized abaloparatide-TD patch in December 2015, with the goal of achieving comparability to abaloparatide-SC. In September 2016, we presented results from this evaluation, which showed that the pharmacokinetic profile of an optimized abaloparatide-TD patch with respect to time to peak concentration, or Tmax, half-life, or T1/2, and area under the curve, or AUC, was successfully modified to improve comparability to abaloparatide-SC. The results of this clinical evaluation will inform the design of a pivotal bioequivalence study that will be initiated following completion of activities related to manufacturing scale-up, production, and other activities required for the initiation of that study.
RAD1901
RAD1901 is a selective estrogen receptor down-regulator/degrader, or SERD, that at high doses is being evaluated for potential use as an oral non-steroidal treatment for hormone-driven and/or hormone-resistant, breast cancer. We hold worldwide commercialization rights to RAD1901. RAD1901 is currently being investigated in postmenopausal women with advanced estrogen receptor positive, or ER-positive, and human epidermal growth factor receptor 2-negative, or HER2-negative breast cancer, the most common form of the disease. Studies completed to date indicate that the compound has the potential for use as a single agent, or in combination with other therapies for the treatment of breast cancer. We believe that, subject to successful development, regulatory review and approval, RAD1901 could have the potential to offer the following advantages compared to current standard of care treatments for ER-positive and HER2-negative breast cancer:

•	ability to degrade estrogen receptor;

•	favorable efficacy and tolerability profile;

•	ability to effectively combine with other agents;

•	treatment of hormone-resistant breast cancers; and

•	once a day oral administration.
Phase 1 - Dose-Escalation Study
In December 2014, we commenced a Phase 1, multicenter, open-label, multiple-part, dose-escalation study of RAD1901 in postmenopausal women with ER-positive and HER2-negative advanced breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of RAD1901. Part A of this Phase 1 study was designed to evaluate escalating doses of RAD1901. The Part B expansion cohort was initiated at 400 mg daily dosing in March 2016 to allow for an evaluation of additional safety, tolerability and preliminary efficacy. The patients enrolled in this study are heavily pretreated ER-positive, HER2-negative advanced breast cancer patients who have received a median of 3 prior lines of therapy including fulvestrant and CDK4/6 inhibitors, and more than 50% of the patients had ESR1 mutations.
In December 2016, we reported positive results from this ongoing Phase 1 dose-escalation and expansion study. These results show that RAD1901 was well-tolerated with the most commonly reported adverse events being low grade nausea and dyspepsia. The Part C tablet dosage form cohort was initiated thereafter and enrollment was completed in November 2016.
Phase 1 - FES-PET Study
In December 2015, we commenced a Phase 1 18-F fluoroestradiol positron emission tomography, or FES-PET, study in patients with metastatic breast cancer in the European Union which includes the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following RAD1901 treatment. We continue to enroll patients in the EU Phase I FES-PET study.
In December 2016, we reported positive results from the ongoing Phase 1 FES-PET study. The first three enrolled patients dosed at the 400-mg cohort had a tumor FES-PET signal intensity reduction ranging from 79% to 91% at day 14 compared to baseline. The most commonly reported adverse events reported to date have been grade 1 and 2 nausea and dyspepsia. This study will enroll 5 additional patients in the 400 mg daily oral cohort, followed by 8 patients in the 200 mg daily oral cohort.
Phase 1 - Recent Progress
Across both ongoing Phase 1 studies, 3 out of the 21 patients with measurable disease according to RECIST criteria had confirmed partial responses by RECIST criteria as of the data cut-off date of October 7, 2016. The RECIST (Response Evaluation Criteria In Solid Tumors) criteria is a set of rules published by NCI, the National Cancer Institute of the United States, and other international research organizations that seeks to define when cancer patients improve, stay the same or worsen during treatments. Of all patients dosed at 400 mg, 10 patients remained on study drug as of cut-off date, including 7 patients in the ongoing U.S. Phase 1 dose-escalation and expansion study and 3 patients in the ongoing EU Phase 1 FES-PET study. As of October 7, 2016, 14 patients in the U.S. Phase 1 dose-escalation and expansion study remained on study drug for greater than or equal to 4 months and 5 patients remained on study drug for greater than or equal to 6 months. All 3 patients in the EU Phase 1 FES-PET study remained on study drug for greater than or equal to 4 months and 1 patient remained on study drug for more than 6 months.
To date, no dose limiting toxicities, or DLTs, have been reported across any of the studies in the RAD1901 program.
We plan to complete both of our ongoing RAD1901 Phase 1 breast cancer trials. In the first half of 2017, we intend to engage with regulatory agencies to gain alignment on defining the next steps for the program, which would include the design of a Phase 2 trial.
Collaborations
In July 2015, we announced that early but promising preclinical data showed that our investigational drug RAD1901, in combination with Pfizer’s palbociclib, a cyclin-dependent kinase, or CDK 4/6 inhibitor, or Novartis’ everolimus, a mTOR inhibitor, was effective in shrinking tumors. In preclinical patient-derived xenograft breast cancer models with either wild type or mutant ESR1, treatment with RAD1901 resulted in marked tumor growth inhibition, and the combination of RAD1901 with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone. We believe that these preclinical data suggest that RAD1901 has the potential to overcome endocrine resistance, is well-tolerated, and has a profile that is well suited for use in combination therapy.
In July 2016, we entered into a preclinical collaboration with Takeda Pharmaceutical Company Limited to evaluate the combination of RAD1901 with Takeda's investigational drug TAK-228, an oral mTORC 1/2 inhibitor in Phase 2b development for the treatment of breast, endometrial and renal cancer, with the goal of potentially exploring such combination in a clinical study. We and Takeda have each agreed to contribute resources and supply compound material necessary for studies to be conducted under the collaboration and will share third party out-of-pocket research and development expenses. Activities under this collaboration are ongoing. Upon completion, both parties will agree upon the appropriate communication of the results.
In January 2016, we entered into a worldwide clinical collaboration with Novartis Pharmaceuticals to evaluate the safety and efficacy of combining RAD1901 with Novartis’ investigational agent LEE011 (ribociclib), a CDK 4/6 inhibitor, and BYL719 (alpelisib), an investigational phosphoinositide 3-kinase inhibitor.
Phase 2b - Vasomotor Symptoms Study
RAD1901 is also being evaluated at low doses for the potential relief of the frequency and severity of moderate to severe hot flashes in postmenopausal women with vasomotor symptoms. We expect to report results from our Phase 2b clinical study of RAD1901 for the potential treatment of postmenopausal vasomotor symptoms in the first half of 2017.
RAD140
RAD140 is a nonsteroidal selective androgen receptor modulator, or SARM. The androgen receptor, or AR, is highly expressed in many ER-positive, ER-negative, and triple-negative receptor breast cancers. Due to its receptor and tissue selectivity, potent activity, oral bioavailability, and long half-life, we believe RAD140 could have clinical potential in the treatment of breast cancer. We hold worldwide commercialization rights to RAD140, which resulted from an internal discovery program.

In July 2016, we reported that RAD140 in preclinical xenograft models of breast cancer demonstrated potent tumor growth inhibition when administered alone or in combinations with CDK4/6 inhibitors. It is estimated that 77% of breast cancers show expression of the androgen receptor. Our data suggest that RAD140 activity at the androgen receptor stimulates up-regulation of a tumor suppression pathway.
We submitted an IND to the FDA for RAD140 in December 2016. In 2017, we plan to initiate a first-in-human Phase 1 study of RAD140 in women with hormone receptor positive breast cancer.
Our Strategy
Our goal is to become a leading provider of therapeutics for osteoporosis, cancer and serious endocrine diseases. To achieve this goal, we plan to:

•
Obtain regulatory approval of abaloparatide-SC and establish sales and marketing capabilities to commercialize abaloparatide-SC in the United States.  We have completed our Phase 3 clinical trial of abaloparatide-SC, or the ACTIVE trial, and recently completed our 24-month extension trial of abaloparatide-SC, or the ACTIVExtend trial, for potential use in the reduction of fractures in postmenopausal osteoporosis. Our NDA for abaloparatide-SC in the United States is undergoing regulatory review by the FDA with a PDUFA date of March 30, 2017 and our MAA in the European Union for abaloparatide-SC is under review by the CHMP with an opinion anticipated in 2017. We are building a commercial organization to support the potential commercialization of abaloparatide-SC in the U.S. We intend to complete the hiring of our U.S. sales force in the first quarter of 2017. We expect to report the top-line results from our recently completed 24-month ACTIVExtend trial in the second quarter of 2017.

•
Conduct additional clinical research towards additional indications for abaloparatide. We are continuing to evaluate other underserved osteoporosis patient populations that might benefit from abaloparatide therapy. We may engage in additional clinical research with the goal of achieving additional labeling to treat these populations.

•
Selectively pursue partnerships or collaborations to develop and/or commercialize our product candidates.  We intend to enter into one or more partnerships or collaborations for the development or commercialization of our product candidates. We intend to enter into one or more collaborations for the potential commercialization of abaloparatide-SC prior to commercial launch.

•
Extend the lifecycle of abaloparatide through the continued development of abaloparatide-TD.  We are developing abaloparatide-TD as a short-wear-time transdermal patch and we anticipate, pending successful development and a favorable regulatory outcome, commercial launch approximately two to three years after the approval and first commercial sale of abaloparatide-SC, if approved. We are currently working on the manufacturing scale-up, production, and other activities required for the initiation of a pivotal bioequivalence study. If our clinical trials of abaloparatide-SC and abaloparatide-TD are successful, we expect to seek marketing approval of abaloparatide-TD as a line extension of abaloparatide-SC.

•
Advance the development of RAD1901 for the treatment of breast cancer.  During 2016, we continued to enroll patients in our ongoing Phase 1 studies of RAD1901 in patients with metastatic breast cancer in the United States and the European Union. Preliminary results from these studies suggest that RAD1901 may have a favorable safety and tolerability profile and potential anti-tumor effect. We plan to complete both of our ongoing RAD1901 Phase 1 breast cancer trials. In the first half of 2017, we intend to engage with regulatory agencies to gain alignment on defining the next steps for the program, which would include the design of a Phase 2 trial.

•
Advance the development of RAD140 for the treatment of breast cancer. We submitted an IND to the FDA for RAD140 in December 2016. In 2017, we plan to initiate a first-in-human Phase 1 study of RAD140 in women with hormone receptor positive breast cancer

•
Continue to expand our product portfolio.  We plan to leverage our drug development expertise to discover and develop additional investigational product candidates focused on serious endocrine-related diseases and conditions. We may also consider opportunistically expanding our product portfolio through in-licensing, acquisitions or partnerships.

Our Opportunity
Osteoporosis
Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, which leads to greater fragility and an increase in fracture risk. All bones become more fragile and susceptible to fracture as the disease progresses. People tend to be unaware that their bones are getting weaker, and a person with osteoporosis can fracture a bone from even a minor fall. The debilitating effects of osteoporosis have substantial costs. Loss of mobility, admission to nursing homes and dependence on caregivers are all common consequences of osteoporosis. The prevalence of osteoporosis is growing and, per the National Osteoporosis Foundation, or NOF, is significantly under-recognized and under-treated in the population. While the aging of the population is a primary driver of an increase in cases, osteoporosis is also increasing from the use of drugs that induce bone loss, such as chronic use of glucocorticoids and aromatase inhibitors that are increasingly used for breast cancer and hormone therapies used for prostate cancer.
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
In 2016, total sales of branded osteoporosis drugs approximated $7.0 billion, worldwide, of which more than $4.0 billion was attributable to injectable therapies. There are two main types of osteoporosis drugs currently available in the United States, anti-resorptive agents and anabolic agents. Anti-resorptive agents act to prevent further bone loss by inhibiting the breakdown of bone, whereas anabolic agents stimulate bone formation to build new bone.
We believe there is a large unmet need in the market for osteoporosis treatment because existing therapies have been reported to have shortcomings in efficacy, tolerability and convenience. For example, one current standard of care, bisphosphonates, which are anti-resorptive agents, have been associated with infrequent but serious adverse events, such as osteonecrosis of the jaw and atypical fractures, especially of long bones. These side effects, although uncommon, reportedly have created increasing concern with physicians and patients. We believe many physicians are seeking alternatives to bisphosphonates. Forteo/Forsteo® (teriparatide) marketed by Eli Lilly and Company, or Lilly, and Prolia® (denosumab) marketed by Amgen Inc., or Amgen, are the two primary alternatives to bisphosphonates that are approved for the treatment of osteoporosis. Prolia has also been associated with infrequent but serious adverse events, such as osteonecrosis of the jaw and atypical fractures. In 2016, Forteo/Forsteo had reported worldwide sales of approximately $1.5 billion, $0.8 billion in the United States and $0.7 billion outside of the United States, and Prolia had reported sales of approximately $1.6 billion, $1.0 billion in the United States and $0.6 billion outside of the United States. Forteo, a 34 amino acid recombinant peptide of human parathyroid hormone, is the only anabolic drug approved in the United States for the treatment of osteoporosis.
We believe there is a significant opportunity for anabolic agents that have the potential to provide early, extensive and durable effects on both Bone Mineral Density, or BMD, and fracture risk compared to other approve therapies, with the potential added advantages of convenience and safety. With the potential addition of new guidelines, expanding research, increased diagnosis effort, greater awareness of the long-term risk associated with osteoporotic fracture, and new, more effective therapies we believe osteoporosis treatment will expand and likewise our potential commercial opportunity.
Our Capabilities—Organization and Experience
In our evolution towards becoming a fully integrated biopharmaceutical company, we are completing the build out of our sales and medical organizations. We are also continuing to strengthen our compliance program as part of our commitment to a strong culture of compliance and good corporate governance.
Our accomplished senior commercial leadership is currently completing the build out of our commercial organization, with capabilities across sales, marketing, reimbursement, and distribution, to support the potential commercialization of abaloparatide-SC in the United States. In 2016, we established our commercial organization with core teams organized around marketing, sales, market access and commercial operations functions.
Our market access and sales teams will engage and support external customers. Our market access organization has hired an account team comprised of individuals with significant account experience with the large third-party payers and trade accounts that represent a substantial majority of all potential target patients. We also assembled a marketing team of seasoned professionals with substantial specialty pharmaceutical marketing, communications, professional education, patient education and advocacy expertise. Our sales organization has hired over 20 capable sales leaders with prior osteoporosis, managerial, specialty launch and injectable therapy experience. These sales leaders will manage a sales organization that will be comprised of more than 200 clinical sales and integrated delivery network specialists. We intend to complete the hiring of our U.S. sales force in the first quarter of 2017. Finally, we forged a comprehensive commercial operations team to support launch requirements. Our commercial operations leaders have substantial specialty launch experience in establishing hub and specialty pharmacy distribution networks, analytics and forecasting, market research, sales and market operations, and sales training.
If approved, we intend to distribute abaloparatide-SC in the United States through a network of distributors and specialty pharmacies. Under this distribution model, both the distributors and specialty pharmacies would take physical delivery of product and the specialty pharmacies would dispense the product directly to patients.
Our experienced senior medical leadership is completing the build out of our medical organization to provide cross-functional support to both internal partners and external stakeholders by providing expert scientific knowledge, educational material and scientific training programs. This dedicated and skilled organization is comprised of 40 professionals with extensive clinical and scientific experience within academic medical centers, clinical medical practice, research institutions, and other pharmaceutical organizations.
Our medical team was organized with key functions, including medical affairs, pharmacovigilance, medical information, publications, and health economics outcomes research. Our medical affairs team includes physicians with relevant clinical and pharmaceutical experience in endocrinology and women’s health. The medical affairs team also includes scientists with extensive research experience in bone health who will provide clinical development support for current and future scientific research. Our team of medical sciences liaisons, or MSLs, will provide medical educational support to external stakeholders. The director and regional managers of our MSL team have comprehensive experience in the field of osteoporosis.
Under the leadership of our Chief Compliance Officer, we are continuing to strengthen our compliance program as part of our commitment to a strong culture of compliance and good corporate governance. We recently revised our Code of Conduct and Business Ethics, or Code of Conduct, which applies to all of our directors, officers and employees and have incorporated elements of the updated Code of Conduct into formal compliance trainings which are required to be completed by all employees. In addition, our management and other personnel have devoted a substantial amount of time to compliance initiatives, including establishing and maintaining effective disclosure and financial controls and corporate governance practices, as required by the Sarbanes-Oxley Act of 2002, as amended, and rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and NASDAQ.
Our Investigational Drug—Abaloparatide
Abaloparatide is a novel synthetic peptide analog that engages the PTH1 receptor and was selected for clinical development based on its potential for favorable bone building activity. Parathyroid hormone, or PTH, analogs (like Forteo teriparatide) and parathyroid hormone-related protein, or PTHrP, represent a family of proteins and peptides that share regions of partial or complete amino acid sequence similarity. The first 34 amino acids of PTH analogs contain the binding site for engaging the PTH1 receptor. Abaloparatide is a unique 34 amino acid PTH analog that has 41% homology (i.e. amino acid similarity) to Forteo (teriparatide) and has 76% homology to the first 34 amino acids of PTHrP. Abaloparatide is manufactured using organic chemistry techniques to create the 34 amino acid peptide.
Abaloparatide was designed to have a unique mechanism of action with the goal of stimulating enhanced bone building activity including bone formation, increasing bone mineral density, restoring bone microarchitecture and augmenting bone strength. We believe that abaloparatide is the most advanced PTH analog in clinical development for the treatment of osteoporosis and that, subject to regulatory review and approval, it could have the potential to provide the following advantages over other current standard of care treatments for osteoporosis:

•	improved efficacy—greater bone build at hip and spine with lower vertebral and non-vertebral fracture risk;

•	earlier onset of building bone;

•	shorter treatment duration;

•	no refrigeration of multi-dose injection pen; and

•	less hypercalcemia.
We are developing two formulations of abaloparatide: abaloparatide-SC, an injectable subcutaneous formulation of abaloparatide, and abaloparatide-TD, a potential expansion of our abaloparatide-SC franchise in the form of a convenient, short-wear-time, transdermal patch. We acquired and maintain exclusive worldwide rights, excluding development and commercialization rights for Japan, to certain patents, data and technical information related to abaloparatide through a license agreement with an affiliate of Ipsen Pharma SAS, or Ipsen. We have worldwide commercialization rights for abaloparatide-TD, including in Japan.

We previously announced positive 18-month top-line data from our Phase 3 ACTIVE clinical trial and positive top-line data from the first six months of our recently completed 24-month ACTIVExtend clinical trial, which included a one-month transition period for patients in the abaloparatide-SC and placebo groups from the ACTIVE clinical trial. The combined 25-month fracture data from our Phase 3 clinical trial program for abaloparatide-SC formed the basis of our regulatory submissions in the United States and Europe. In November 2015, we submitted an MAA in Europe, which was validated in December 2015, and we submitted an NDA to the FDA, which was accepted with a PDUFA date of March 30, 2017. We intend to lead the commercialization of abaloparatide-SC in the United States and are currently completing the build out of our commercialization capabilities and organization with highly experienced individuals. We expect to report the top-line results from our recently completed 24-month ACTIVExtend trial in the second quarter of 2017.
We continue to report progress on the development of an optimized, short-wear-time transdermal patch that may be capable of demonstrating comparability to abaloparatide-SC injection. We commenced the clinical evaluation of the optimized abaloparatide-TD patch at the end of 2015, with the goal of achieving comparability to abaloparatide-SC. In September 2016, we presented results from this evaluation, which showed that the pharmacokinetic profile of an optimized abaloparatide-TD patch with respect to Tmax, T1/2, and AUC, was successfully modified so as to improve comparability to abaloparatide-SC. The results of this clinical evaluation will inform the design of a pivotal bioequivalence study that will be initiated following completion of activities related to manufacturing scale-up, production, and other activities required for the initiation of that study. If our clinical trials of abaloparatide-SC and abaloparatide-TD are successful, we expect to seek marketing approval of abaloparatide-TD as a potential expansion of our abaloparatide-SC franchise. We believe abaloparatide-TD could be submitted for regulatory approval based upon a demonstration of bioequivalence to abaloparatide-SC. Upon completion of clinical evaluation of the optimized abaloparatide-TD patch, we will meet with regulatory agencies to discuss the appropriate regulatory path for the abaloparatide-TD program. Any approval of abaloparatide-TD, and the timing of any such approval, is dependent upon the approval of abaloparatide-SC.
Abaloparatide-SC Phase 3 Clinical Trial
In 2014, we completed a multicenter, multinational, double-blind, placebo-controlled Phase 3 clinical trial of abaloparatide-SC, or the ACTIVE trial, in which 2,463 postmenopausal women aged 49 to 86 received daily doses of one of the following: 80 µg of abaloparatide, a matching placebo, or the approved dose of 20 µg of Forteo for 18 months.
On February 15, 2012, we received a letter from the FDA stating that, after internal consideration, it believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis. We subsequently met with the FDA on March 21, 2012 to discuss satisfying the 24-month data request while preserving the 18-month primary endpoint. Based upon our discussion with the FDA, we believe that the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from a 6-month extension of the abaloparatide 80 µg and placebo groups in our Phase 3 study during which patients received an approved alendronate (generic Fosamax) therapy for osteoporosis management. Accordingly, patients from the abaloparatide-SC and placebo groups from our ACTIVE trial were eligible to continue in a 24-month extension study, or the ACTIVExtend trial, in which they received 70 mg once weekly of an approved alendronate therapy for osteoporosis management following completion of treatment in the ACTIVE trial and a one-month transition period during which they received no study treatments. We submitted our NDA for abaloparatide-SC with 25-month fracture data.
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
The results from the first six months of the ACTIVExtend study showed that the group previously treated with abaloparatide-SC had no new vertebral fractures during the first six months of receiving alendronate. From the start of the ACTIVE trial, this group showed a statistically significant 87% reduction in new vertebral fractures, a 52% reduction in non-vertebral fractures, a 45% reduction in clinical fractures and a 58% reduction in major osteoporotic fractures over the 24-month period, as compared to placebo. The results also suggested that abaloparatide was generally safe and well tolerated when administered once daily, with reported adverse events similar between abaloparatide, placebo and Forteo groups.

Abaloparatide-TD Phase 2 Clinical Trial
In 2013, we completed a randomized, double-blind, placebo-controlled, Phase 2 clinical trial of abaloparatide administered via a coated transdermal microarray delivery system, which results in pulsatile delivery of abaloparatide, in healthy postmenopausal women with osteoporosis. This study was conducted in nine centers in the United States, Denmark, Poland and Estonia. The primary objective of this study was to determine the clinical safety and efficacy of a pulsatile abaloparatide-TD patch as assessed by changes in BMD when compared to a transdermal placebo and abaloparatide-SC. The results showed that for each abaloparatide-TD dose there was a statistically significant mean percent increase from baseline in BMD at the lumbar spine, as compared to placebo. For the 100 µg and 150 µg abaloparatide-TD doses, there was also a statistically significant mean percent increase from baseline in BMD at the hip, as compared to placebo. The highest abaloparatide-TD dose of 150 µ g produced increases in BMD from baseline in the lumbar spine and total hip of +2.9% and +1.5%, respectively, compared to changes in the placebo group of +0.04% and –0.02%, respectively. In addition, there was a consistent dose effect seen with increasing doses of abaloparatide-TD, with a statistically significant dosing trend seen for changes in both spine and total hip BMD. Further, the overall tolerability and safety profile was acceptable; there were no clinically significant effects of anti-abaloparatide antibodies; and patient ratings of patch adhesion and local skin response to the transdermal patch technology were also acceptable.
Breast Cancer
According to the World Health Organization, breast cancer is the second most common cancer in the world and the most prevalent cancer in women, accounting for 16% of all female cancers. The major cause of death from breast cancer is metastases, most commonly to the bone, liver, lung and brain. Approximately 30% of early-stage breast cancer patients develop metastatic disease, and of those patients 90% relapse during the course of their treatment. About 5% of breast cancer patients have distant metastases at the time of diagnosis, and these patients have a five-year survival rate of only 25%, compared with a greater than 99% five-year survival rate for patients with only local disease at diagnosis. Importantly, even patients without metastases at diagnosis are at risk for developing metastases over time.
Approximately 70% of breast cancers express the ER and depend on estrogen signaling for growth and survival. Patients with ER-positive breast cancers are typically treated with endocrine therapies. There are three main classes of therapies for ER-positive tumors available: aromatase inhibitors, or AIs; selective estrogen receptor modulators, or SERMs; and selective estrogen receptor degraders, or SERDs. AIs, which block the generation of estrogen, and SERMs, which selectively inhibit an ER's ability to bind estrogen, both block ER-dependent signaling but leave functional ERs present on breast cancer cells. For this reason, although AIs and SERMs are effective treatments for some breast cancers, some patients acquire resistance to them by developing the ability to signal through the ER in a ligand-independent manner. In contrast, SERDs are a class of endocrine therapies that directly induce ER degradation. Therefore, SERDs should have the potential to treat ER-dependent tumors without allowing ligand-independent resistance to develop, and to act on AI- and SERM-resistant ER-positive tumors.
Currently only one SERD, fulvestrant, is approved for the treatment of ER-positive metastatic breast cancer. We believe a significant opportunity exists for new oral therapies that do not allow ligand-independent resistance to develop and can more effectively treat ER-positive breast cancer.
Our Investigational Drug—RAD1901
RAD1901 is a SERD that at high doses has potential for use as a daily oral non-steroidal treatment for hormone-driven and/or hormone-resistant, breast cancer. RAD1901 is currently being investigated in postmenopausal women with ER-positive, HER2-negative advanced breast cancer, the most common form of the disease. The compound has the potential for use as a single agent or in combination with other therapies to overcome endocrine resistance in breast cancer. RAD1901 selectively binds to and degrades the estrogen receptor. In preclinical models of ER-positive breast cancer, RAD1901 has shown potent anti-tumor activity and complete degradation of the ER and progesterone receptor, an ER-regulated gene. RAD1901 has shown good tissue selectivity in preclinical models and does not appear to stimulate the uterine endometrium, while it appears to protect against bone loss in an ovariectomy-induced osteopenia rat model. When RAD1901 was used in combination with other approved breast cancer agents such as everolimus, an mTOR inhibitor, or palobciclib, a CDK 4/6 inhibitor, greater tumor shrinkage in patient-derived xenograft (PDx) animal models was achieved than with the agents alone. In addition, RAD1901 has been shown to effectively inhibit tumor growth in PDx animal models that harbor ER mutations, a potential mechanism of endocrine therapy resistance. In our phase 1 MTD healthy volunteer study, FES-PET imaging was used to assess how much RAD1901 has engaged in the ER, RAD1901 showed suppression of the FES-PET signal to background levels after six days of dosing in a subset of patients.
Preclinical studies with RAD1901 have established the PK profile, including demonstration of good oral bioavailability. We believe that, subject to successful development, regulatory review and approval, RAD1901 could have the potential to offer the following advantages over other current standard of care treatments for ER-positive breast cancer:

•	ability to degrade estrogen receptor;

•	favorable efficacy and tolerability profile;

•	ability to effectively combine with other agents;

•	treatment of hormone-resistant breast cancers; and

•	once a day oral administration.
We exclusively licensed the worldwide rights to RAD1901 from Eisai Co. Ltd., or Eisai.
Phase 1 Studies—Breast Cancer
In December 2014, we commenced a Phase 1, multicenter, open-label, multiple-part, dose-escalation study of RAD1901 in postmenopausal women with ER-positive and HER2-negative advanced breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of RAD1901. Part A of this Phase 1 study is designed to evaluate escalating doses of RAD1901 (n=13). The Part B expansion cohort (n=20) was initiated at 400 mg daily dosing in March 2016 to allow for an evaluation of additional safety, tolerability and preliminary efficacy. The patients enrolled in this study are heavily pretreated ER-positive, HER2-negative advanced breast cancer patients who have received a median of 3 prior lines of therapy. In December 2016, we reported positive results from the ongoing U.S. Phase 1 dose-escalation and expansion study that includes 2 patients with confirmed partial responses by RECIST criteria out of 19 patients with RECIST measurable disease. At the data cut-off date of October 7, 2016, 14 patients had remained on study drug for greater than or equal to 4 months, 5 patients for greater than or equal to 6 months, and 7 patients were continuing on study drug as of the cut-off date. The results suggested that RAD1901 was well-tolerated with the most commonly reported adverse events being low grade nausea and dyspepsia. A Part C tablet dosage form cohort (n=14) was initiated and enrollment completed in 2016.
In December 2015, we commenced a Phase 1 FES-PET study in patients with metastatic breast cancer in the European Union which includes the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following RAD1901 treatment. We continue to enroll patients in the EU Phase I FES-PET study. The first three enrolled patients dosed at the 400-mg cohort had a tumor FES-PET signal intensity reduction ranging from 79% to 91% at day 14 compared to baseline. In December 2016, we reported positive results from the ongoing EU Phase 1 FES-PET study including 1 patient with a confirmed partial response by RECIST criteria with all three enrolled patients remained on study drug with mean duration of treatment of 5.64 cycles as of the October 7, 2016 data cut-off date. Adverse events reported to date have been grade 1 and 2 and manageable. This study will enroll 5 additional patients in the 400-mg daily oral cohort followed by 8 patients in the 200-mg daily oral cohort.
Across both ongoing Phase 1 studies, 3 out of the 21 patients with RECIST measurable disease had confirmed partial responses by RECIST criteria as of the data cut-off date of October 7, 2016, including 2 out of 19 patients in the ongoing U.S. Phase 1 dose-escalation and expansion study and 1 out of 2 patients in the ongoing EU Phase 1 FES-PET study. Of all patients dosed at 400-mg in both Phase 1 studies, 10 patients remained on study drug as of the data cut-off date, including 7 patients in the ongoing U.S. Phase 1 dose-escalation and expansion study and 3 patients in the ongoing EU Phase 1 FES-PET study. As of October 7, 2016, 14 patients in the U.S. Phase 1 dose-escalation and expansion study remained on study drug for greater than or equal to 4 months and 5 patients remained on study drug for greater than or equal to 6 months. All 3 patients in the EU Phase 1 FES-PET study remained on study drug for greater than or equal to 4 months and 1 patient remained on study drug for more than 6 months.
In 2017, we plan to complete both of our ongoing RAD1901 Phase 1 breast cancer trials. In the first half of 2017, we intend to engage with regulatory agencies to gain alignment on defining the next steps for the program, which would include the design of a Phase 2 trial.
In July 2016, we entered into a preclinical collaboration with Takeda Pharmaceutical Company Limited to evaluate the combination of RAD1901 with Takeda's investigational drug TAK-228, an oral mTORC 1/2 inhibitor in Phase 2b development for the treatment of breast, endometrial and renal cancer, with the goal of potentially exploring such combination in a clinical study. We and Takeda have each agreed to contribute resources and supply compound material necessary for studies to be conducted under the collaboration and will share third party out-of-pocket research and development expenses. Activities under this collaboration are ongoing. Upon completion, both parties will agree upon the appropriate communication of the results.

In January 2016, we entered into a worldwide clinical collaboration with Novartis Pharmaceuticals to evaluate the safety and efficacy of combining RAD1901, with investigational agent LEE011 (ribociclib), a CDK 4/6 inhibitor and BYL719 (alpelisib), an investigational phosphoinositide 3-kinase inhibitor.
Preclinical Pharmacology of RAD1901
RAD1901 has been shown to bind with good selectivity to the ER alpha, or ERa, and to have both estrogen-like and estrogen antagonist effects in different tissues. RAD1901 has also been shown to have estrogen-like behavioral effects in an animal model of partner preference. In bone, RAD1901 protected against ovariectomy-induced bone loss. RAD1901 does not stimulate the endometrium, as shown in short- and long-term animal models, where changes in uterine weight, uterine epithelial thickness, and C3 gene expression are measured, all of which are sensitive indicators. In studies in which estrogen is used to stimulate the endometrium, RAD1901 antagonizes this estrogen-mediated stimulation of the endometrium. In cell culture, RAD1901 does not stimulate replication of breast cancer cells, and antagonizes the stimulating effects of estrogen on cell proliferation. Furthermore, in breast cancer cell lines a dose dependent down regulation of ERa is observed, a process we have shown to involve proteosomal-mediated degradation pathway. In a xenograft model of breast cancer, in which human breast cancer cells are implanted in mice and allowed to establish tumors in response to estrogen treatment, we observed that treatment with RAD1901 results in decreased tumor growth.
In July 2015, we announced that early but promising preclinical data show that our investigational drug RAD1901, in combination with Pfizer's palbociclib, a CDK 4/6 inhibitor, or Novartis' everolimus, an mTOR inhibitor, was effective in shrinking tumors. In PDx animal breast cancer models with either wild type or mutant ESR1, treatment with RAD1901 resulted in marked tumor growth inhibition, and the combination of RAD1901 with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone.
Phase 2b - Vasomotor Symptoms Study
RAD1901 is also being evaluated at low doses for the potential relief of the frequency and severity of moderate to severe hot flashes in postmenopausal women with vasomotor symptoms. We expect to report results from our Phase 2b clinical study of RAD1901 for the potential treatment of postmenopausal vasomotor symptoms in the first half of 2017.
Our Investigational Drug—RAD140
RAD140 is a potent, orally bioavailable non-steroidal investigational SARM that resulted from an internal drug discovery program focused on the androgen receptor pathway, which is highly expressed in many ER-positive and ER-negative breast cancers. Due to its receptor and tissue selectivity, potent oral activity and long duration half-life, we-believe RAD140 could have clinical potential in the treatment of oncology and multiple conditions where androgen modulation may offer therapeutic benefit. We submitted an IND for RAD140 in December 2016. In 2017, we plan to initiate a first-in-human Phase 1 study of RAD140 in women with hormone receptor positive breast cancer.
Manufacturing
We do not own or operate manufacturing facilities for the production of any of our investigational product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. The active pharmaceutical ingredient, or API, of abaloparatide is manufactured on a contract basis by Polypeptide Laboratories Holding (PPL) AB, or PPL, as successor-in-interest to Lonza Group Ltd., using a solid phase peptide synthesis assembly process, and purification by high pressure liquid chromatography. Abaloparatide-SC is supplied as a liquid in a multi-dose cartridge for use in a pen delivery device. The pen delivery device is manufactured by Ypsomed AG, or Ypsomed. The multi-dose cartridges and pen delivery device are filled, assembled and packaged by Vetter International GmbH, or Vetter.
Abaloparatide-TD is manufactured by 3M Co. and 3M Innovative Properties Co., or together 3M, based on their patented microneedle technology to administer drugs through the skin, as an alternative to subcutaneous injection. The API for RAD1901 is manufactured for us on a contract basis by Patheon, Inc.
Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs. FDA cGMP requirements include those pertaining to record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our contract manufacturing organizations are required to manufacture our investigational product candidates under current Good Manufacturing Practice, or cGMP, conditions. cGMP is a regulatory standard for the production of human pharmaceuticals that imposes extensive procedural, substantive and record keeping requirements on the manufacturing process and associated production and testing facilities.
Intellectual Property

As of December 31, 2016, we owned or co-owned 11 issued U.S. patents, as well as 18 pending U.S. patent applications, 5 pending Patent Cooperation Treaty, or PCT, applications, 33 pending foreign patent applications in the European Patent Office and 14 other jurisdictions, and 32 granted foreign patents. As of December 31, 2016, we had licenses to 3 U.S. patents related to compositions and related uses thereof, as well as numerous foreign counterparts to many of these patents and patent applications. In 2016, five U.S. patents that we licensed from Ipsen expired. We own the federal trademark registration in the United States for Radius® in association with pharmaceuticals. In addition, we have received notices of allowance for trademarks on potential brand names for our product candidates in the U.S. and in other countries.
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
Abaloparatide
We acquired and maintain exclusive worldwide rights, excluding development and commercialization rights for Japan, to certain patents, data and technical information related to abaloparatide through a license agreement with an affiliate of Ipsen. Composition of matter of abaloparatide was claimed in the United States (U.S. Patent No. 5,969,095), Europe, Australia, Canada, China, Hong Kong, South Korea, New Zealand, Poland, Russia, Singapore, Mexico, Hungary, and Taiwan. These patents and European Patent No. 0847278, which was included in the license from Ipsen and claimed the composition of matter of abaloparatide, expired in 2016. The subcutaneous formulation of abaloparatide for potential use in treating osteoporosis is covered by Patent No. 7,803,770 until the statutory term expires October 3, 2027, which we expect will be extended to March 26, 2028 (statutory term extended with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO) in the United States (not including any patent term extension under the Hatch-Waxman Act). The intended therapeutic formulation for abaloparatide-SC is covered by Patent No. 8,148,333 until 2027 in the United States (not including any patent term extension under the Hatch-Waxman Act). Related patents granted in Australia, China, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and Ukraine, and additional patent applications pending in Brazil, Canada, Europe, Hong Kong, India, South Korea, and Norway, will have a patent expiration date of 2027, not taking into account extension under any applicable laws. A notice to grant the abaloparatide-SC osteoporosis treatment method has been received from the European Patent Office. When granted, this patent will have a normal expiry of October 3, 2027, not including any issued supplementary patent certificates, or SPC. Patent applications covering various aspects of abaloparatide for microneedle application have been granted in Australia, Japan, and New Zealand, and additional patent applications are currently pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and Ukraine. The issued patents and any patents that might issue from the pending applications will have a statutory expiration date in 2032, not taking into account extension under any applicable laws. We have worldwide rights to commercialize abaloparatide-TD, including in Japan.
RAD1901
We exclusively licensed the worldwide rights to RAD1901 from Eisai. U.S. Patent No. 7,612,114 (statutory term expires December 25, 2023 which we expect will be extended up to August 18, 2026 with 967 days of patent term adjustment not taking into account any Hatch-Waxman patent term extensions) covers RAD1901 as a composition of matter as well as the use of RAD1901 for treatment of estrogen-dependent osteoporosis or estrogen-dependent breast cancer. Corresponding patents issued in Australia, Canada, Japan, Poland, and Europe and pending in India will have a statutory expiration date in 2023, not taking into account extension under any applicable laws. Patent applications covering methods of using RAD1901 for the treatment of vasomotor symptoms are issued in the United States (U.S. Patent No. 8,933,130, statutory term expires June 22, 2027, which we expect will be extended up to October 19, 2031 with 1,580 days of patent term adjustment not taking into account any Hatch-Waxman patent term extensions), Canada and Europe; any issued patents will have a statutory expiration date in 2027. Patent applications covering a dosage form have been issued in Europe and are pending in the United States, Europe, Canada and Mexico, and any claims that issued or later issue from the pending applications will have a statutory expiration date in 2031.
RAD140

The composition of matter of, and methods of using, RAD140 are covered by U.S. Patent No. 8,067,448 (statutory term expires February 19, 2029, which we expect will be extended to September 25, 2029, with 218 days of patent term adjustment due to delays by the USPTO, not taking into account any Hatch Waxman patent term extensions) and U.S. Patent No. 8,268,872 (statutory term expires February 19, 2029 which we expect will be extended to September 25, 2029 with patent term adjustment, subject to a terminal disclaimer of Patent Nos. 8,067,448 and 8,455,525). Related patents have been granted in Australia, Canada, Europe, Japan and Mexico and additional patent applications are pending in Brazil and India. Any patents issued from these filings will have a statutory expiration date in 2029.
There can be no assurance that an issued patent will remain valid and enforceable in a court of law through the entire patent term. Should the validity of a patent be challenged, the legal process associated with defending the patent can be costly and time consuming. Issued patents can be subject to oppositions, interferences and other third-party challenges that can result in the revocation of the patent or that can limit patent claims such that patent coverage lacks sufficient breadth to protect subject matter that is commercially relevant. Competitors may be able to circumvent our patents. Development and commercialization of pharmaceutical products can be subject to substantial delays and it is possible that at the time of commercialization any patent covering the product has expired or will be in force for only a short period of time following commercialization. We cannot predict with any certainty if any third-party U.S. or foreign patent rights, or other proprietary rights, will be deemed infringed by the use of our technology. Nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third-parties. Should we need to defend ourselves and our partners against any such claims, substantial costs may be incurred. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all our products in the United States and abroad, and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from a third party. There can be no assurance that we can obtain a license on a reasonable basis should we deem it necessary to obtain rights to an alternative technology that meets our needs. The failure to obtain a license may have a material adverse effect on our business, results of operations and financial condition.
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
Abaloparatide
There are two main types of osteoporosis drugs currently available in the United States, anti-resorptive agents and anabolic agents. Anti-resorptive agents including bisphosphonates, estrogen, SERMs and Amgen's Prolia are the most common treatments for osteoporosis. Teriparatide, marketed by Lilly under the name Forteo/Forsteo, is the only anabolic drug approved in the United States and Europe for the treatment of osteoporosis. We are aware of companies pursuing development of biosimilar and/or generic versions of teriparatide through various regulatory pathways, including Pfenex, Inc. in the United States; Teva Pharmaceutical Industries, Ltd., currently under EU and U.S. regulatory review; and STADA Arzneimittel AG and Gedeon Richter, approved in the European Union (with launch not expected until expiration of the applicable patents covering teriparatide, or if earlier, invalidation of such patents in connection with currently pending patent litigation and/or challenges).

Other organizations are also working to develop new therapies to treat osteoporosis. For example, Amgen and UCB are co-developing romosozumab, a humanized monoclonal antibody that inhibits the action of sclerostin, which is currently under review by the FDA with a PDUFA date of July 19, 2017.
In addition, we are aware that Corium and Zosano are developing a transdermal form of PTH (1-34) that would compete with abaloparatide-TD.
RAD1901
RAD1901 for the treatment of hormone receptor positive breast cancer will face competition from SERDs, CNS-penetrant anti-cancer agents and from chemotherapy derivatives. AstraZeneca's Faslodex is the only SERD currently approved in the United States for the treatment of metastatic breast cancer. In addition, there are other organizations working to develop new therapies to treat metastatic breast cancer, including Roche, which is developing two oral SERD's which are currently in Phase 1 and Phase 2 clinical development.
RAD1901 for the treatment of vasomotor systems will face competition from recently launched products including Pfizer's Duavee and Premarin, and Noven Therapeutic's Brisdelle®.
RAD140
RAD140 is being developed for women with hormone receptor positive breast cancer. While no SARMs are currently approved as therapeutics in the United States, there are select competitive molecules in development across a range of indications, including in oncology (GTx), hip fractures (Viking Therapeutics), and cachexia (GSK).
We cannot assure you that any of our current investigational product candidates, if successfully developed and approved, will be able to compete effectively against these, or any other competing therapeutics that may become available on the market.
Collaborations and License Agreements
3M
In June 2009, we entered into a Development and Clinical Supplies Agreement with 3M, or the 3M Agreement, under which 3M is responsible for the development of an abaloparatide-TD product and the manufacture of clinical and toxicology supplies of the abaloparatide-TD product for preclinical, Phase 1 and Phase 2 studies on an exclusive basis during the term of the 3M Agreement. In December 2012, we entered into an amendment to 3M Agreement in which 3M agreed to develop and manufacture clinical and toxicology supplies for the Phase 3 abaloparatide-TD clinical study. In addition, 3M agreed that it will not use jointly owned intellectual property developed during and resulting from its work with us on abaloparatide-TD in relation to any other PTH or PTHrP analogue or derivative. We hold exclusive worldwide rights to this use of the 3M transdermal technology. The agreement provides for services through December 31, 2017, unless it is sooner terminated. Either party may terminate the agreement in the event of an uncured material breach by the other party.
We pay 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. We have paid 3M approximately $19.3 million, in the aggregate, through December 31, 2016 with respect to services and deliverables delivered pursuant to the 3M Agreement.
Ipsen Pharma
In September 2005, we entered into a license agreement with Ipsen, as amended, or the License Agreement, under which we exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan (where we do not hold abaloparatide-SC development and commercialization rights) and France (where our commercialization rights were subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement were met). We believe that Ipsen's co-marketing and co-promotion rights in France have permanently expired. Ipsen also granted us an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen further granted us an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling us to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and France (as discussed above).
In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $4.3 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. Total additional milestone payments that could be payable under the agreement are €32.0 million ($33.6 million). Should abaloparatide be approved and subsequently become commercialized, the agreement provides that we or our sublicensees would pay to Ipsen a fixed five percent royalty based on net sales of the product on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale of the licensed products in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, the agreement provides that we would pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, the agreement provides that we would pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country.
The License Agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires in that country, or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated in accordance with its terms.
The License Agreement may be terminated by us with prior notice to Ipsen. The License Agreement may be terminated by Ipsen upon notice to us with immediate effect, if we, in any country of the world, bring an action or proceeding to challenge any Ipsen patent. The License Agreement can also be terminated by Ipsen if we fail to use reasonable commercial efforts to develop the licensed product for sale and commercialization in those countries within the territory where it is commercially reasonable to do so as contemplated by the License Agreement, or fail to use reasonable commercial efforts to perform our obligations under the latest revised version of the development plan approved by the joint steering committee, or fail to use reasonable commercial efforts to launch and sell one licensed product in those countries within the territory where it is commercially reasonable to do so. Either party may also terminate the License Agreement upon an uncured material breach by the other party. Ipsen may terminate the License Agreement if the License Agreement is assigned or sublicensed, if a third party acquires us, or if we acquire control over a PTH or a PTHrP compound that is in clinical development or is commercially available in the territory, and if following such assignment, sublicense, acquisition, or acquisition of control by us, such assignee, sublicensee, acquirer or we, fail to meet the timetable under the latest revised version of the development plan approved by the joint steering committee under the License Agreement.
Prior to executing the License Agreement for abaloparatide with Radius, Ipsen licensed the Japanese rights for abaloparatide to Teijin Limited, or Teijin, a Japanese pharmaceutical company. Teijin has completed a Phase 2 clinical study of abaloparatide in Japan for the treatment of postmenopausal osteoporosis.
We are currently in arbitration proceedings with Ipsen in connection with the License Agreement. See “Legal Proceedings” for more information.
Eisai
In June 2006, we exclusively licensed the worldwide rights to research, develop, manufacture and commercialize RAD1901 and related products from Eisai, or the Eisai Agreement. Our license with Eisai did not originally include rights for Japan, however, on March 9, 2015, we entered into an amendment to the Eisai Agreement in which Eisai granted us an exclusive right and license to research, develop, manufacture and commercialize RAD1901 in Japan, or the Eisai Amendment. Specifically, we licensed the patent application that subsequently issued as U.S. Patent No. 7,612,114 (statutory term expires December 25, 2023 which we expect will be extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO), entitled "Selective Estrogen Receptor Modulator," the corresponding foreign patent applications and continuing patent applications. In consideration for the worldwide rights to RAD1901 and in recognition of certain milestones having been met to date, we have paid to Eisai an aggregate amount of $1.9 million. We have also agreed to pay Eisai additional fees of up to $22.3 million, payable upon the achievement of certain clinical and regulatory milestones.
Under the Eisai Agreement as amended, should a product covered by the licensed technology be commercialized, we will be obligated to pay to Eisai royalties in a variable mid-single digit range based on net sales of the product on a country-by-country basis. The royalty rate will be reduced, on a country-by-country basis, at such time as the last remaining valid claim in the licensed patents expires, lapses or is invalidated and the product is not covered by data protection clauses. In addition, the royalty rate will be reduced, on a country-by-country basis, if, in addition to the conditions specified in the previous sentence, lawful generic versions of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound during a calendar quarter. The latest licensed patent is expected to expire, barring any extension thereof, on August 18, 2026.
We were also granted the right to sublicense with prior written approval from Eisai. If we sublicense the licensed technology to a third party, we will be obligated to pay Eisai, in addition to the milestone fees referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee in addition to royalties in the low single digit range based on net sales of the sublicensee.
The license agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic versions of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country, or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.
We can terminate the license agreement, with respect to the entire territory, with prior notice to Eisai if we reasonably determine that the medical/scientific, technical, regulatory or commercial profile of the licensed product does not justify continued development or marketing.
Eisai can terminate the license agreement, on a country-by-country basis, at any time prior to the date on which we have submitted for either an NDA approval or EMA marketing approval with respect to a licensed product, upon prior written notice to us, if Eisai makes a good faith determination, in accordance with certain provisions specified in the agreement, that we have not used commercially reasonable efforts to develop the licensed product in the territory. Either party may also terminate the agreement upon an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. Eisai may terminate the license agreement, with prior written notice, in the event of certain changes of control involving us, if Eisai reasonably determines that the entity assuming control of us is not able to perform under the license agreement with the same degree of skill and diligence that we would use. Eisai shall further have the right to terminate if the acquiring entity has any material and active litigations with Eisai, or is a hostile takeover bidder against us.
Supply and Manufacturing Agreements
In June 2016, we entered into a Supply Agreement with Ypsomed, or the Ypsomed Supply Agreement, pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide, or the Device. We agreed to purchase a minimum number of Devices at prices per Device that decrease with an increase in quantity supplied. In addition, we agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the Device and to pay a one-time capacity fee. All costs and payments under the Ypsomed Supply Agreement are delineated in Swiss Francs.
The Ypsomed Supply Agreement has an initial term of three years from the earlier of the date of delivery of the first commercial batch of Devices after regulatory approval or June 1, 2017, after which, it automatically renews for two-year terms until terminated. We or Ypsomed may terminate the agreement at any time by providing notice to the other party 18 months prior to the end of the then-current term. The agreement may also be terminated by either party upon material breach of the agreement, due to a party’s bankruptcy, insolvency, or dissolution, or due to a change of control of either party under certain circumstances. We may terminate the agreement in the event that Ypsomed is unable to obtain regulatory or other approval for the manufacture and sale of Devices or if such approval is revoked. During the initial term of the agreement, we estimate that we will be obligated to make total minimum payments to Ypsomed of approximately CHF 3.9 million ($4.0 million) in the aggregate, including the milestone payments and one-time capacity fee.
In June 2016, we entered into a Commercial Supply Agreement, or the Vetter Supply Agreement, with Vetter Pharma International, GmbH, or Vetter, pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product containing the API of abaloparatide, to fill cartridges with the drug product, to assemble the pen delivery device, and to package and label the pen for commercial distribution. We agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, we agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The Vetter Supply Agreement has an initial term of five years, which began on January 1, 2016, after which, it automatically renews for two-year terms unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
Vetter may terminate the Vetter Supply Agreement effective upon written notice to us if we fail to maintain certain insurance required under the agreement, or breach provisions regarding ethical business practices, laws, and regulations. We may terminate the agreement effective upon written notice to Vetter if: (1) Vetter fails to obtain or maintain any material governmental licenses or approvals, (2) Vetter has breached provisions regarding ethical business practices, laws, and regulations, or (3) we fail to obtain certain regulatory approvals. Either party may terminate the agreement due to: (1) the other party’s bankruptcy or insolvency, (2) the other party’s uncured breach of the agreement, (3) a continuing force majeure event, or (4) a failure to reach mutual agreement on a change in the scope of work or services that Vetter reasonably believes it cannot perform because the change is in violation of applicable law.

In July 2016, we entered into a Manufacturing Services Agreement, or the Manufacturing Agreement, with PPL, as successor-in-interest to Lonza, pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. We agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. We are also required to purchase a minimum number of batches annually. The Manufacturing Agreement has an initial term of six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
PPL may terminate the agreement for any reason upon 30-months’ notice. We may terminate the Manufacturing Agreement for any reason upon 24-months’ notice, if we fail to obtain regulatory marketing approval for abaloparatide upon 12-months’ notice to PPL, or if abaloparatide is withdrawn from the market upon 12-months’ notice to PPL. Either party may terminate the agreement for the other's uncured breach of the agreement due to a party’s bankruptcy, insolvency, or dissolution, or due to certain force majeure events.
Government Regulation
United States—FDA Process
The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, imposition of clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. We expect abaloparatide, RAD1901 and RAD140 will each be subject to review by the FDA as a drug pursuant to the NDA process, and we currently only have active IND applications in relation to abaloparatide, RAD1901 and RAD140 in the United States.
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

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations; and

•	FDA review and approval of the NDA based on a determination that the drug is safe and effective for the proposed indication(s).
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
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under GCP pursuant to protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Detailed information about many clinical trials must be submitted to the National Institutes of Health, or NIH, for public disclosure on the government website ClinicalTrials.gov.
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
Phase 2 usually involves trials in a limited patient population to: (1) evaluate dosage tolerance and appropriate dosage, (2) identify possible adverse effects and safety risks, and (3) evaluate preliminarily the efficacy of the drug for specific target indications. Several different doses of the drug may be looked at in Phase 2 to see which dose has the desired effects. Patients are monitored for side effects and for any improvement in their illness, symptoms, or both.
Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its planned commercial form in an expanded patient population. A Phase 3 trial usually compares how well the study drug works compared with an inactive placebo and/or another approved medication. One group of patients may receive the investigational new drug being tested, while another group of patients may receive the comparator drug (already approved drug for the disease being studied), or placebo. Phase 3 trials typically are relied upon as the primary basis for approval because they provide the safety and effectiveness information needed to evaluate the overall benefit-risk relationship of the drug and to create the physician labeling.
There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA or an Institutional Review Board, or IRB, (with respect to a particular study site) may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
In addition, clinical trial sponsors are required to register and report results from certain applicable clinical trials for publication on www.clinicaltrials.gov. Until recently, disclosure of clinical trial results for unapproved drugs could be delayed until approval of the drug. The Department of Health and Human Services recently broadened these reporting requirements to also apply to unapproved drugs, regardless of whether FDA approval is or will be sought. The allowable delay period for submitting results for applicable clinical trials of unapproved drugs is one year after the primary completion date of the study, and potentially an additional two years beyond that after submission of a certification; in any event, not to exceed three years in total. Consequently, clinical trial information could be subject to posting even if a drug is not approved and does not make it to market.
Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more proposed indications. The testing and approval process requires substantial time, effort and financial resources. Unless the applicant qualifies for an exemption, the filing of an NDA typically must be accompanied by a substantial payment to the FDA, referred to as a "user fee," which currently exceeds $2 million. The FDA reviews the application and may deem it to be inadequate, and companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee, but the Agency historically has tended to follow such recommendations.
The FDA has various programs, including fast track designation, breakthrough therapy designation, priority review and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those intended to treat serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs for those disease or conditions, and those that provide meaningful benefit over existing treatments. For example, a sponsor may be granted FDA designation of a drug candidate as a "breakthrough therapy" if the drug candidate is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as breakthrough therapy, FDA will take actions to help expedite the development and review of such drug. From time to time, we anticipate applying for such programs where we believe we meet the applicable FDA criteria. A company cannot be sure that any of its drugs will qualify for any of these programs, or even if a drug does qualify, that the review time will be reduced.
In addition to the existing programs described above, additional measures intended to expedite drug product development and review were also included in the 21st Century Cures Act, or Cures Act. The Cures Act, which was enacted in December 2016, includes provisions intended to enhance and accelerate the FDA’s processes for reviewing and approving new drugs and supplements to approved NDAs. These provisions include (1) requirements that FDA establish a program to evaluate the potential use of real world evidence to help to support the approval of a new indication for an approved drug and to help to support or satisfy post-approval study requirements, (2) requirements that FDA issue guidance for purposes of assisting sponsors in incorporating complex adaptive and other novel trial designs into proposed clinical protocols and applications for new drugs, and (3) authorizing FDA to rely upon qualified data summaries to support the approval of a supplemental application with respect to a qualified indication for an already approved drug.
Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing and production and testing facilities are in compliance with cGMP regulations. If the NDA and the manufacturing facilities are deemed acceptable by the FDA, it may issue an approval letter, and, if not, the agency may issue a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for a specific indication(s). A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. Such a letter usually describes all of the deficiencies that the FDA has identified in an NDA that must be satisfactorily addressed before it can be approved. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also require, as a condition of NDA approval, post-marketing testing and surveillance to monitor the drug's safety or efficacy, or impose other conditions. Approval may also be contingent on a Risk Evaluation and Mitigation Strategy, or REMS, that limits the labeling, distribution or promotion of a drug product. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-marketing studies or clinical trials. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market.
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
Post-Approval Requirements—Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to, among other requirements: (1) report certain adverse reactions to the FDA within specific time frames, (2) comply with certain requirements concerning advertising and promotional labeling for their products, (3) continue to have quality control and manufacturing procedures conform to cGMP regulations after approval, (4) make periodic reports to FDA about the approved product, and (5) comply with requirements regarding distribution of the drug product. The FDA periodically inspects the sponsor's records related to safety reporting, distribution and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMP regulations. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We have used and intend to continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, including recall or withdrawal of the product from the market, labeling changes, imposition of REMS, or the requirement to conduct additional studies.
Hatch-Waxman Act-Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products under section 505(j) of the FDCA. Section 505(j) provides for approval of an abbreviated new drug application, or

ANDA, that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics, and intended use, among other things, to a previously approved drug (commonly known as the reference drug). In considering whether to approve such a generic drug product, the FDA requires that an ANDA applicant demonstrate, among other things, that the proposed generic drug product's active ingredient is the same as that of the reference product, that the proposed generic is bioequivalent to the reference product, that any impurities in the proposed product do not affect the product's safety or effectiveness, and that its manufacturing processes and methods ensure the consistent potency and purity of its proposed product. In addition to the ANDA pathway, the Hatch-Waxman Act also established an abbreviated approval pathway under section 505(b)(2) of the FDCA for applications that contain full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2) permits approval of applications other than those for duplicate products and permits reliance for such approvals on literature or on FDA’s finding of safety or effectiveness for an approved drug product.
The Hatch-Waxman Act provides five years of data exclusivity for new chemical entities, or NCE, referred to as NCE exclusivity, which generally (except as discussed below) prevents the FDA from accepting ANDAs and 505(b)(2) applications containing the protected active ingredient or active moiety for five years after initial approval of the NCE. A drug is a NCE if the FDA has not previously approved an NDA for another drug that contains the same active moiety, which FDA defines to mean the molecule or ion (excluding certain specified appended portions) responsible for the physiological or pharmacological action of the drug substance. We believe abaloparatide qualifies as an NCE and thus expect to be eligible for five years of NCE exclusivity following any FDA approval of abaloparatide-SC. Under FDA’s “umbrella policy,” NCE exclusivity protects all drug products that contain the qualifying NCE, so if abaloparatide-TD is approved prior to the expiration to any NCE exclusivity granted to abaloparatide-SC, we would expect abaloparatide-TD to be protected by any remaining NCE exclusivity period.
The Hatch-Waxman Act also provides three years of exclusivity for applications (including supplements) containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA's approval of new versions or conditions of use of previously approved drug products, such as new indications, delivery mechanisms, dosage forms, strengths, or other conditions of use. For example, if abaloparatide-SC is approved for commercialization and we are successful in performing a clinical trial of abaloparatide-TD that provides a new basis for approval (a different delivery mechanism) and that FDA considers essential to approval of the drug, it is possible that we may become eligible for a three-year period of market exclusivity for approval of an NDA for abaloparatide-TD. Any such three-year exclusivity period would protect against the approval (but not the filing) of ANDAs and 505(b)(2) applications referencing abaloparatide-TD for the protected transdermal route of administration. Such exclusivity period for abaloparatide-TD would generally not, however, prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications referencing only abaloparatide-SC or 505(b)(2) applications that reference abaloparatide-TD but that seek approval for a different route of administration or for a use other than for the indication that has been approved for abaloparatide-TD.
The Hatch-Waxman Act requires NDA applicants and NDA holders to submit certain information about patents related to their drugs for listing in the FDA's list of Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book). ANDA and 505(b)(2) applicants generally must submit a certification or statement regarding each of the patents listed with the FDA for the reference product. A certification that a listed patent is invalid and/or will not be infringed by the marketing of the ANDA or 505(b)(2) applicant's product is called a "Paragraph IV certification." If the sponsor of an ANDA or 505(b)(2) application that references a drug with unexpired exclusivity provides a Paragraph IV certification for a patent for a reference product that is protected by NCE exclusivity, then the FDA may accept the ANDA or 505(b)(2) application beginning four years after approval of the reference product's NDA (rather than five years). If an ANDA or 505(b)(2) application containing a Paragraph IV certification is submitted to the FDA and accepted as a reviewable filing by the Agency, the ANDA or 505(b)(2) applicant then must provide, within 20 days of FDA acceptance, notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant's opinion that the patent is invalid and/or not infringed. The NDA holder or patent owner then may file suit against the ANDA or 505(b)(2) applicant for patent infringement. If this is done within 45 days of receiving notice of the Paragraph IV certification, a 30-month stay of the FDA's ability to approve the ANDA or 505(b)(2) application is triggered. The 30-month stay begins on the date of receipt of the Paragraph IV notice and, in the case where an ANDA or 505(b)(2) application is submitted before a reference product's NCE exclusivity expires (i.e., four years after approval of the reference product), the 30-month period is extended to ensure that approval of the ANDA or 505(b)(2) application cannot be granted for 7 1/2 years after initial approval of the reference product. Nevertheless, the FDA may approve the proposed product before the expiration of the 30-month stay (or 7 1/2 year period) if a court finds the patent invalid and/or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

European Union—EMA Process
In the European Union, medicinal products are authorized following a similar demanding process as that required in the United States and applications are based on the ICH Common Technical Document. In the European Economic Area, or EEA (comprised of 28 EU Member States plus Iceland, Liechtenstein and Norway), medicines can be authorized by using either the centralized authorization procedure or national authorization procedures.
Centralized procedure—Under the centralized procedure, a single marketing authorization application is submitted to the EMA. The CHMP then carries out a scientific assessment of the application and issues an opinion as to whether or not the medicine should be marketed. Following the issuance of the CHMP's opinion, the European Commission decides whether or not to grant a marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from certain biotechnology processes, advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), medicines containing a new active substance and which are indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, or neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. The centralized procedure is optional for applicants seeking marketing authorizations for medicines which contain a new active substance not yet authorized in the EEA, or constitute a significant therapeutic, scientific or technical innovation, or if its authorization via the centralized procedure would be in the interest of public health in the EEA. In November 2015, we submitted an MAA for abaloparatide-SC to the EMA under the centralized procedure. The MAA was validated in December 2015 and is currently undergoing regulatory review by the EMA.
National authorization procedures—There are also two other possible routes to authorize medicinal products in several countries, which are available for products that fall outside the scope of the centralized procedure:

•
Decentralized procedure.  Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of a medicinal product that has not yet been authorized anywhere in the European Union and that does not fall within the mandatory scope of the centralized procedure. The applicant selects on of the countries in which it is seeking a marketing authorization to act as a Reference Member State.

•
Mutual recognition procedure.  In the mutual recognition procedure, a medicine is first authorized in one EU Member State (the Reference Member State), in accordance with the national procedures of that country. Thereafter, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

Under both procedures, the Reference Member State submits its evaluation of the product to the other countries where national authorizations are being sought (Concerned Members States). The Concerned Member States review the evaluation and reach consensus as to whether or not to approve the application. If the application is successful, then each country issues its own national authorization for the product.
Decisions on pricing and reimbursement of medicinal products in the European Union are based upon national rules subject to the control of the Transparency Directive (Council Directive 89/105/EEC). The Transparency Directive defines a series of procedural requirements designed to verify that national pricing and reimbursement decisions do not create obstacles to the pharmaceutical trade within the EU's Internal Market. Subject to the control of the Transparency Directive, there is no binding policy at the EU level governing pricing and reimbursement, and the 28 EU Member States each have their own, often varying, approaches and policies such a price control, profit control, international price comparisons, and reference pricing. In many EU Member States, pricing negotiations must take place between the holder of the marketing authorization and the competent national authorities before the cost of the product can be funded within national healthcare schemes. The holder of the marketing authorization is usually required, in order to get support for reimbursement under national health schemes and, therefore, practical access to the market, to provide evidence demonstrating the cost-effectiveness or otherwise added value benefit of its product in comparison with directly and indirectly competing products, a procedure commonly referred to as a health technology assessment.
We have reviewed our development program, proposed Phase 3 study design, and overall non-clinical and clinical data package and believe they support future regulatory approval of abaloparatide-SC in the European Union.
Good manufacturing practices—Like the FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of pharmaceutical and biologic products. Prior to the CHMP adopting an opinion with respect to approvability of an application for marketing authorization, the EMA, acting upon the advice of the CHMP, may decide to coordinate an inspection of the proposed manufacturing site in order to verify the manufacturer's compliance with EU GMP principles and guidelines or to investigate a specific matter arising from the assessment of the application. If there is a material change in manufacturing equipment, location, or process, affecting the quality of the product, additional regulatory review and approval may be required from the relevant competent regulatory authority. Once we or our partners commercialize products, we will be required to comply with GMP, and product-specific requirements as set out in the terms of the marketing authorization enforced by, the European Commission, the EMA and the competent authorities of EU Member States following the grant of marketing authorization. Also like the FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If it is determined that the equipment, facilities, or processes used to manufacture our product do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions, or enforcement actions and/or remedies against us, including the suspension of our manufacturing operations or the withdrawal of our product from the market.
Data and Market Exclusivity—Similar to the United States, there is a process for approval of generic versions of innovator drug products in the European Union. Abridged applications for the authorization of generic versions of drugs authorized by EMA can be submitted to the EMA through the centralized procedure referencing the innovator's data and demonstrating bioequivalence to the reference product, among other things.
New medicinal products in the EU can receive eight years of data exclusivity coupled with two years of market exclusivity, and a potential one year extension of market exclusivity, if the marketing authorizations holder obtains an authorization for one or more new therapeutic indications that demonstrates "significant clinical benefit" in comparison with existing therapies. We expect to be eligible for at least ten years of exclusivity (8 years of data exclusivity + 2 years of market exclusivity) following any approval of abaloparatide-SC. At this time, we do not believe that there are orphan or pediatric applications for abaloparatide that would be likely to result in a grant of exclusivity or supplemental protection certificate in the European Union.
Abridged applications cannot rely on an innovator's data until after expiry of the 8-year data exclusivity term; applications for a generic product can be submitted after that 8th year, but the product cannot be marketed until the end of the market exclusivity term.
Other International Markets—Drug approval process
In some international markets (e.g., China or Japan), although data generated in U.S. or EU trials may be submitted in support of a marketing authorization application, additional clinical trials conducted in the host territory, or studying people of the ethnicity of the host territory, may be required prior to the filing or approval of marketing applications within the country.
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
The Patient Protection and Affordable Care Act, or the ACA, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively the ACA, is expected to have a significant impact on the health care industry. The ACA expands coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expands and increases industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. Any such legislative changes associated with healthcare reform, including the ACA, may have a significant impact on drug pricing, and could limit pricing flexibility or expand rebate liabilities of drug manufacturers.
On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was enacted, which among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers.
Decisions on pricing and reimbursement of medicinal products in the European Union are based upon national rules subject to the control of the Transparency Directive, which aims to ensure the transparency of measures established by EU countries to control the pricing and reimbursement of medicinal products. It defines a series of procedural requirements designed to verify that national pricing and reimbursement decisions do not create obstacles to the pharmaceutical trade within the EU's Internal Market. The competent authorities of each of the 28 EU Member States have adopted individual strategies regulating the pricing and reimbursement of medicinal products in their territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move toward reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement, and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price-control methodologies, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). It is increasingly common in many EU Member States for Marketing Authorization Holders to be required, in order to get support for reimbursement under national health schemes and, therefore, access to the market, to demonstrate the cost effectiveness or otherwise added value benefit of their products as compared to products already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.
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
Sales and Marketing
The FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. Generally, a company can make only those claims relating to safety and efficacy that are approved by the FDA following review and approval of an NDA. Physicians may prescribe legally available drugs for uses that are not described in the drug's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician's belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations and enforcement policies do impose stringent restrictions on manufacturers' communications regarding off-label uses. In addition, the FDA also regulates communications about investigational drugs, including with respect to the pre-approval promotion of investigational drugs. Recent case law suggests that pharmaceutical companies may have a First Amendment right to provide truthful and non-misleading information about off-label uses of their products to physicians and others, but the scope of this right remains unclear. Accordingly, failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.
We may also be subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes, so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA permits the government to assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products, if approved, may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called "responsible corporate officer" doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.
Given the significant penalties and fines that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions. The majority of states also have anti-kickback and false claims laws, which establish similar prohibitions and in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.
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
Employees
As of December 31, 2016, we employed 229 full-time employees and 8 part-time employees, 39 of whom held Ph.D. or M.D. degrees. 107 of our employees were engaged in research and development activities and 130 were engaged in support administration, including business development and finance. Of our 130 employees engaged in support administration, 69 are part of the organization we are building to support the potential commercialization of abaloparatide-SC in the United States. We use and intend to continue using CROs and other third parties to perform our clinical studies and manufacturing.
Corporate Information
We were incorporated in the state of Delaware on February 4, 2008 under the name MPM Acquisition Corp. In May 2011, we entered into a reverse merger transaction, or the Merger, with our predecessor, Radius Health, Inc., a Delaware corporation formed on October 3, 2003, or the Former Operating Company, pursuant to which the Former Operating Company became a wholly-owned subsidiary of ours. Immediately following the Merger, the Former Operating Company was merged with and into us and we assumed the business of the Former Operating Company and changed our name to Radius Health, Inc.
Legal Proceedings
In November 2016, we received notice that in October 2016, Ipsen had initiated arbitration proceedings against us in the International Chamber of Commerce’s International Court of Arbitration. Ipsen’s Request for Arbitration alleges that we breached various provisions of the License Agreement concerning abaloparatide, including with regard to Ipsen's right to co-promote abaloparatide in France and a license from us with respect to Japan. Ipsen seeks declaratory relief, compliance with the License Agreement, damages, costs and fees as a result of the purported breaches, and alleges the monetary value of these claims is approximately €50 million.

In January 2017, we submitted an Answer denying Ipsen’s claims and alleging counterclaims against Ipsen for breach of the License Agreement and other declaratory judgment. We asserted, among other things, that Ipsen's claimed rights to co-promote abaloparatide in France and to a license from us with respect to Japan have permanently expired, and that Ipsen has breached the License Agreement by, among other things, allowing certain patents to expire and by purporting to license to a third party certain manufacturing and other rights that we contend Ipsen exclusively licensed to us. We are seeking dismissal of Ipsen’s claims, as well as declaratory relief, compliance with the License Agreement, and other damages, costs and fees to be determined by the Arbitral Tribunal.
In February 2017, Ipsen submitted a Reply denying our counterclaims and alleging that we are precluded from asserting them. Given that this matter is at a preliminary stage, we cannot predict or assess the likely outcome of these proceedings.
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
We had net losses of $182.8 million, $101.5 million, and $62.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $628.6 million. Until we succeed in developing and then commercializing one or more of our product candidates, we expect to incur substantial losses and may never achieve or maintain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially as we:

•	continue to undertake preclinical development and clinical trials for product candidates;

•	seek regulatory approvals for product candidates;

•	continue to build our commercial infrastructure, including adding internal systems and hiring additional personnel; and

•	commercialize abaloparatide-SC or any other product candidates, in each case if approved.
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
We currently have no product revenues and unless we generate revenues and become profitable, we expect that we will need to raise additional capital, which may not be available on favorable terms, if at all, in order to continue operating our business.
To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Currently, our only product candidates are abaloparatide-SC, abaloparatide-TD, RAD1901 and RAD140, and none of these product candidates have been approved by the FDA or foreign regulatory authorities for sale. In March 2016, we submitted an NDA to the FDA for abaloparatide-SC, which was accepted for filing by the FDA with a PDUFA date of March 30, 2017. Even if our NDA for abaloparatide-SC is approved, we would still expect to incur significant expenses and net losses as we begin our first commercialization efforts for abaloparatide-SC and continue development and commercialization efforts for our other product candidates. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures with our existing cash and cash equivalents and short and long-term marketable securities, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of our equity, royalty-based financing arrangements, and/or the incurrence of debt.
Based upon our cash, cash equivalents and short-term marketable securities balance at December 31, 2016, we believe that, prior to the consideration of revenue from the potential future sales of any of our investigational products that may receive regulatory approval, we have sufficient capital to fund our development plans, U.S. commercial scale-up and other operational activities into 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. If we fail to obtain additional capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of product candidates from the FDA and foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts for any product candidate that is approved, forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies and the expenses associated with our commercialization efforts for abaloparatide-SC.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of collaborations, strategic alliances, licensing arrangements, other marketing and distribution arrangements, equity offerings, royalty-based financing arrangements and debt financings. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties or royalty-based financing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or we may need to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We are a company with a limited operating history upon which to base an investment decision.
We are a company with a limited operating history and have not demonstrated an ability to perform the functions necessary for the successful commercialization of abaloparatide-SC or any of our other product candidates. The successful commercialization of abaloparatide-SC or any product candidates will require us to perform a variety of functions, including:

•	conducting sales and marketing activities for products if approved,

•	continuing to undertake preclinical development and clinical trials;

•	participating in regulatory approval processes; and

•	formulating and manufacturing products.
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
Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Particularly over the near term as we continue to build our commercial capabilities and, if approved, commercialize abaloparatide-SC, our revenues, if any, may fluctuate from quarter to quarter and our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events as well as the various risk factors listed in this "Risk Factors" section could adversely affect our financial results and cause our stock price to fall.
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
We are subject to foreign currency risk.
A significant portion of our clinical trial activities, in addition to our contract manufacturing processes in support of abaloparatide-SC, are conducted outside of the United States and a large portion of the costs incurred with these activities are denominated in the local currency of the country in which the activity is being conducted. As such, these costs could be subject to fluctuations in foreign exchange rates. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between foreign currencies and the U.S. dollar. A decline in the value of the U.S. dollar against currencies in geographies in which we conduct clinical trial or contract manufacturing activities could have a negative impact on our research and development costs, our future inventory valuations, or our future cost of sales. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our business and our results of operations. For further discussion of our foreign currency risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.
An adverse determination in any current or future lawsuits or arbitration proceedings to which we are a party could have a material adverse effect on our business.
We are currently involved in a pending arbitration proceeding. In November 2016, we received notice that in October 2016, Ipsen Pharma SAS, or Ipsen, had initiated arbitration proceedings against us in the International Chamber of Commerce’s International Court of Arbitration. Ipsen’s Request for Arbitration alleges that we breached various provisions of the License Agreement concerning abaloparatide, including with regard to Ipsen's right to co-promote abaloparatide in France and a license from us with respect to Japan. Ipsen seeks declaratory relief, compliance with the License Agreement, damages, costs and fees as a result of the purported breaches, and alleges the monetary value of these claims is approximately €50 million. In January 2017, we submitted an Answer denying Ipsen’s claims and alleging counterclaims against Ipsen for breach of the License Agreement and other declaratory judgment. We asserted, among other things, that Ipsen's claimed rights to co-promote abaloparatide in France and to a license from us with respect to Japan have permanently expired, and that Ipsen has breached the License Agreement by, among other things, allowing certain patents to expire and by purporting to license to a third party certain manufacturing and other rights that we contend Ipsen exclusively licensed to us. In February 2017, Ipsen submitted a Reply denying our counterclaims and alleging that we are precluded from asserting them. We are seeking dismissal of Ipsen’s claims, as well as declaratory relief, compliance with the License Agreement, and other damages, costs and fees to be determined by the Arbitral Tribunal. However, if such defense is unsuccessful, and Ipsen prevails on any of its claims, such an adverse determination could have a material adverse effect on our business, operating results, financial condition and liquidity.
Additionally, we may be the target of claims asserting violations of securities fraud and derivative actions, or other litigation or arbitration proceedings in the future. Any future litigation or arbitration proceedings could result in substantial costs and divert management’s attention and resources. These lawsuits or arbitration proceedings may result in large judgments or settlements against us, any of which could have a material adverse effect on its business, operating results, financial condition and liquidity.
We are also subject to a variety of other types of potential claims, proceedings, investigations and litigation which may be initiated by government agencies or third parties.  These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our product candidates, or other similar matters. In addition, government investigations related to the use of products, but not the efficacy themselves, may cause reputational harm to us.  Negative publicity-whether accurate or inaccurate-about the efficacy, safety or side effects of our product candidates or product categories, whether involving us or a competitor, could materially reduce market acceptance for our product candidates, cause consumers to seek alternatives to our product candidates, result in product withdrawals and cause our stock price to decline.  Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.  Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise injure our business.
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We are heavily dependent on the success of our investigational product candidate abaloparatide-SC. We cannot be certain that abaloparatide-SC will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

Abaloparatide-SC is our only product candidate in late-stage clinical development, and our business currently depends heavily on its successful development, regulatory approval and commercialization. We have no drug products for sale currently and may never be able to develop approved and marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and foreign regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market abaloparatide-SC in the United States unless and until we receive approval of an NDA from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in those foreign countries. In addition, the approval of abaloparatide-TD as a potential line extension to abaloparatide-SC is dependent on the earlier approval of abaloparatide-SC. Obtaining approval of a product candidate is an extensive, lengthy, expensive and uncertain process, and any approval of abaloparatide-SC may be delayed, limited or denied for many reasons, including:

•
we may not be able to demonstrate that abaloparatide is safe and effective as a treatment for reduction of fracture risk in women with postmenopausal osteoporosis to the satisfaction of the FDA or foreign regulatory authorities;

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

In addition, the FDA or foreign regulatory authorities may change its approval policies or adopt new regulations. For example, on February 15, 2012, we received a letter from the FDA stating that, after internal consideration, the FDA believes that a minimum of 24-month fracture data are necessary for approval of new products for the treatment of postmenopausal osteoporosis. Our abaloparatide-SC pivotal Phase 3 clinical trial is designed to produce fracture data based on an 18-month primary endpoint. Based on our discussions with the FDA, we believe that continued use of the 18-month primary endpoint will be acceptable, provided that our NDA includes the 24-month fracture data derived from the first six months' extension of the abaloparatide 80 µg and placebo groups in our Phase 3 study, which groups received an approved alendronate (generic Fosamax) therapy for osteoporosis management. The NDA that we submitted to the FDA in March 2016 for abaloparatide-SC as a proposed treatment for osteoporosis included the 24-month fracture data. We cannot be certain that the FDA will be supportive of this plan, will not change this approval policy again or will not adopt other approval policies or regulations that adversely affect any NDA that we may submit, the occurrence of any of which may further delay FDA approval.

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
In addition, the FDA or foreign regulatory authorities each has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review, such as the request we received from the FDA with respect to providing a minimum of 24-month fracture data for approval of abaloparatide-SC. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidates;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise enjoy.
The abaloparatide-SC finished product is a drug/device combination product candidate with both a drug and device component and with the primary mode of action being provided by the investigational drug abaloparatide. Based on our discussions to date with the FDA, we believe that abaloparatide-SC will be regulated as a combination product by the FDA, and both drug and device components will be required for review as part of our NDA submission. In March 2016, we submitted our NDA for abaloparatide-SC to the FDA which was accepted for filing by the FDA with a PDUFA date of March 30, 2017. In addition, there are device-related manufacturing and other regulatory requirements (e.g., current good manufacturing practices, or cGMPs, and adverse event reporting) to which we may be subject by virtue of the product's status as a drug/device combination product. As a result of these factors, we may experience delays in the product development and regulatory review and approval process in seeking a drug/device combination product approval under an NDA.
Even though our NDA for abaloparatide-SC was accepted for filing, the FDA retains complete discretion in deciding whether or not to approve an NDA and there is no guarantee that abaloparatide-SC will be approved for the treatment of women with postmenopausal osteoporosis or any other indication. We may never obtain regulatory approval for abaloparatide-SC, or any of our other product candidates. Failure to obtain FDA approval of abaloparatide-SC, or any of our other product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenues, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire any other product candidate.
In foreign jurisdictions, we also must receive approval from the appropriate regulatory authorities before we can commercialize any drugs. In November 2015, we submitted an MAA to the EMA which was validated and is currently undergoing active regulatory assessment by the CHMP. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize abaloparatide-SC, or any of our product candidates for sale outside the United States.
Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize abaloparatide-SC, or any of our other product candidates.
Our product development programs and the potential commercialization of abaloparatide-SC or any of our product candidates will require substantial cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements.
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
Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. A substantial portion of our abaloparatide development costs is denominated in euros and any adverse movement in the dollar/euro exchange rate will result in increased costs and could require us to raise additional capital to complete the development of our products. The clinical trial process is also time consuming. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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
Except for abaloparatide-SC and abaloparatide-TD, each of our other product candidates (i.e., RAD1901 and RAD140) is in the early stages of development and requires extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an NDA or equivalent application to foreign regulatory authorities for regulatory approval for any of these other product candidates or whether any such NDA or equivalent application would be accepted for filing by the FDA or foreign regulatory authorities or approved if filed.
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
Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•	regulatory authorities may require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS;

•	regulatory authorities may require us to conduct additional post-market studies, including clinical studies, to assess the safety of the product;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, distribution processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continuing requirements of and review by the FDA and foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of drug products, including drug samples to physicians and recordkeeping. Even if we obtain marketing approval of a product candidate, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety and/or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and, if we market our products for other than their approved indications, we may be subject to enforcement action for off-label marketing.
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
Even if the FDA or foreign regulatory authorities approves one or more of our product candidates, physicians and patients may not accept and use them. Acceptance and use of any of our products will depend upon a number of factors including:

•	perceptions by members of the healthcare community, including physicians and key opinion leaders, about the safety and effectiveness of our drug;

•	the approved indicated uses for our product;

•	cost-effectiveness of our product relative to competing products;

•	availability of coverage and reimbursement for our product from government or other healthcare payors; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.
If abaloparatide-SC or any of our other investigational product candidates are commercialized and unexpected adverse events are reported in connection with the use of any of those products, physician and patient acceptance of the product could deteriorate and the commercial success of such product could be adversely affected. We are required to report to the FDA or similar bodies in other countries events associated with our products relating to death or serious injury. Adverse events could result in additional regulatory controls, such as for the imposition of costly post-approval clinical studies, imposition of a REMS, or revisions to approved labeling which could limit the indications or patient population for a product or could even lead to the withdrawal of a product from the market. Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of these drugs to gain market acceptance or, once gained, a decrease in market acceptance would harm our business and would require us to seek additional financing.
Our ability to successfully commercialize products depends in part on the extent to which coverage and reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government health administration authorities, private health insurers and other organizations.
Our ability to commercialize abaloparatide-SC or any of our product candidates if approved, alone or with collaborators, will depend in large part on the extent to which coverage and reimbursement will be available post-approval from:

•	government and health administration authorities;

•	private health maintenance organizations and health insurers; and

•	other healthcare payors.
In the United States and internationally, sales of products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of coverage and reimbursement from third party payors such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out-of-pocket obligations of member patients for such products. In addition, particularly in the United States and increasingly in other countries, we may be required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas, including the ongoing consideration of the repeal and replacement of the ACA and other legislation focused on drug pricing, could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.
Decisions in the European Union on pricing and reimbursement of medicinal products are based upon national rules subject to the control of the Transparency Directive, which aims to ensure the transparency measures established by EU countries to control the pricing and reimbursement of medicinal products. The Transparency Directive defines a series of procedural requirements designed to verify that national pricing and reimbursement decisions do not create obstacles to the pharmaceutical trade within the EU's Internal Market. The competent authorities of each of the 28 EU Member States have adopted individual policies and rules regulating the pricing and reimbursement of medicinal products in their territory. These strategies often vary widely in nature, scope and application. However, a major element that they have in common is an increased move toward reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement, and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price-control methodologies, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). It is increasingly common in many EU Member States for Marketing Authorization Holders to be required, in order to get support for reimbursement under national health schemes and, therefore, practical access to the market to demonstrate the cost-effectiveness or added value benefit of their products as compared to products already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.
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
We depend upon independent researchers, investigators and collaborators, to conduct our preclinical studies and clinical trials under agreements with us. These third parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and requirements, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our third-party researchers, investigators and collaborators are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. In addition, these third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA or foreign regulatory authority applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist competitors at our expense, our competitive position would be harmed.
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
The Phase 3 clinical trial for abaloparatide-SC, which we refer to as the ACTIVE clinical trial, and subsequent extension studies, which we refer to as the ACTIVExtend clinical trials, have been managed by Nordic Bioscience Clinical Development VII A/S, or Nordic, at certain clinical sites operated by the Center for Clinical and Basic Research, or CCBR, a leading global CRO with extensive experience in global osteoporosis registration studies. Nordic controls, and holds an ownership interest in, the local CCBR clinical sites. The clinical trial investigators are employees of CCBR and may also hold an equity interest in the local CCBR clinical trials.
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
We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We have entered into agreements with contract manufacturers to manufacture our product candidates for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of our product candidates. We may not have sufficient clinical supplies of our product candidates but believe that our contract manufacturers will be able to produce sufficient supply of our product candidates to complete all of the planned clinical studies. If our contract manufacturers are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our clinical studies, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies. Any modification of our finished product or modification or termination of our clinical studies could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product if it were to be approved, which would materially harm our business and impair our ability to raise capital. In addition, the facilities and processes and controls used by our contract manufacturers to manufacture our product candidates must be approved by the EMA, and by the FDA pursuant to inspections that will be conducted following our regulatory approval submissions. We do not control the facilities or manufacturing process, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve our contract manufacturers for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
We depend on a number of single source contract manufacturers to supply key components of abaloparatide. For example, we depend on PPL, which has agreed to produce supplies of abaloparatide API to support the abaloparatide-SC and abaloparatide-TD clinical studies and any potential commercial launch. We also depend on Vetter and Ypsomed for the production of finished drug product clinical and commercial supplies of abaloparatide-SC and we depend on 3M for the production of abaloparatide-TD. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce abaloparatide or related components in required quantities, on a timely basis or at all, and/or in compliance with the terms of our agreements, our business and financial condition would be materially harmed. Because the manufacturing process for abaloparatide-TD requires the use of 3M's proprietary technology, 3M is our sole source for finished clinical trial supplies of abaloparatide-TD. To date, we have not entered into a commercial supply agreement with 3M. If we are not able to negotiate commercial supply terms with 3M, as we depend on 3M for production of abaloparatide-TD, we would be unable to commercialize this product if it were to be approved. Or, if we are forced to accept unfavorable terms for our future relationship with 3M, our business and financial condition would be materially harmed. If abaloparatide-SC or any of our other current product candidates or any product candidates we may develop or acquire in the future receive FDA or foreign regulatory authority approval, we will rely on one or more third-party contractors to manufacture our drugs or related components. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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
We currently are building our commercial and medical affairs capabilities and we have no experience commercializing a pharmaceutical product. We intend to build an internal sales force to market and sell our products to specialists within the target indications, if approved, and also to pursue collaborative arrangements to market and sell our products more broadly within the target indications if approved. Therefore, our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators' strategic interest in the products under development and such collaborators' ability to successfully market and sell any such products.
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

•
train our sales representatives, who will have no prior experience with our company or abaloparatide-SC, to deliver clear and compelling messages within the scope of the approved labeling and in accordance with other applicable FDA requirements regarding abaloparatide-SC and to be credible and persuasive in educating physicians on the appropriate situations to consider prescribing it as set forth in the approved labeling;

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
In addition, given our existing resources and lack of prior experience in marketing, selling and distributing pharmaceutical products, our initial specialty sales force may be materially smaller than the actual number of sales representatives required to successfully commercialize abaloparatide-SC. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of abaloparatide-SC.
If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.
The market for our product candidates is characterized by intense competition and rapid technological advances. If abaloparatide-SC or any of our product candidates receives FDA or foreign regulatory authority approval, it will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.
We are seeking regulatory approval of abaloparatide-SC for the treatment of women with postmenopausal osteoporosis. In March 2016, we submitted an NDA for the FDA for abaloparatide-SC, which has been accepted for filing by the FDA with a PDUFA date of March 30, 2017. We expect to compete against well-known treatment options, including teriparatide, marketed by Lilly as Forteo/Forsteo. We may also face competition from generic or biosimilar versions teriparatide. For example, a biosimilar version of teriparatide was recently approved in the European Union, although the product is not expected to be launched until the expiration or invalidation of applicable patents covering teriparatide. We are also aware of other companies pursuing development of biosimilar and/or generic versions of teriparatide in the U.S. and EU through various regulatory pathways. The availability of a generic or biosimilar teriparatide on the market would likely exert pricing pressure on the anabolic class in which abaloparatide-SC would compete. In addition, there are other organizations working to develop new therapies to treat osteoporosis. For example, UCB and Amgen are co-developing an anti-sclerostin anabolic monoclonal antibody for the treatment of osteoporosis, which is currently under review by the FDA with a PDUFA date of July 19, 2017. In order to compete successfully in this market, we will have to demonstrate to physicians and payors that the treatment of osteoporosis with abaloparatide-SC is worthwhile and is a better alternative to existing or new therapies.
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
In November 2016, we received notice that in October 2016, Ipsen initiated arbitration proceedings against us in the International Chamber of Commerce’s International Court of Arbitration. Ipsen’s Request for Arbitration alleges that we breached various provisions of the License Agreement concerning abaloparatide, including with regard to Ipsen's right to co-

promote abaloparatide in France and a license from us with respect to Japan. Ipsen seeks declaratory relief, compliance with the License Agreement, damages, costs and fees as a result of the purported breaches, and alleges the monetary value of these claims is approximately €50 million.  In January 2017, we submitted an Answer denying Ipsen’s claims and alleging counterclaims against Ipsen for breach of the License Agreement and other declaratory judgment. We asserted, among other things, that Ipsen's claimed rights to co-promote abaloparatide in France and to a license from us with respect to Japan have permanently expired, and that Ipsen has breached the License Agreement by, among other things, allowing certain patents to expire and by purporting to license to a third party certain manufacturing and other rights that we contend Ipsen exclusively licensed to us. In February 2017, Ipsen submitted a Reply denying our counterclaims and alleging that we are precluded from asserting them. We are seeking dismissal of Ipsen’s claims, as well as declaratory relief, compliance with the License Agreement, and other damages, costs and fees to be determined by the Arbitral Tribunal.  Given that this matter is at a preliminary stage, we cannot predict or assess the likely outcome of these proceedings.
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
Patents covering abaloparatide as a composition of matter have been issued in the United States (U.S. Patent No. 5,969,095) and several additional countries. Because the abaloparatide composition of matter patent was filed in 1996, it expired in 2016 in the United States, and additional countries where it had issued. Prior to its expiration, European Patent No. 0847278, which was included in the license from Ipsen and claimed the composition of matter of abaloparatide, lapsed due to Ipsen's failure to pay annuities. Prior to expiration, we pursued restoration of those patent rights in various countries. As a result of the lapse and expiration of patent rights, we believe that some of Ipsen's rights under our license agreement with Ipsen have terminated. We are currently involved in a pending arbitration proceeding with Ipsen regarding these Ipsen rights and related terms of our license agreement.
We and Ipsen are also co-assignees to U.S. Patent No. 7,803,770 that we believe provides exclusivity until October 3, 2027 and may be extended to March 26, 2028 in the United States (not including any Hatch-Waxman patent term extension) for the method of treating osteoporosis with the intended therapeutic dose for abaloparatide-SC. We have received an intent to grant notice for a closely-related case in the EPO. This patent will also have an expiration date of October 3, 2027, absent any issued SPCs.
We and Ipsen are also co-assignees to U.S. Patent No. 8,148,333 that we believe provides exclusivity until 2027 in the United States (not including any Hatch-Waxman patent term extension) for the intended therapeutic formulation for abaloparatide-SC.
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
Patents covering RAD1901 as a composition of matter, as well as the use of RAD1901 for the treatment of estrogen-dependent breast cancer, have been issued in the United States, Canada, Australia, Japan and Europe, and are pending in India. The RAD1901 composition of matter patents in the United States expire in 2023 and may be extended to 2026 (not including any Hatch-Waxman patent term extension). One patent has been issued in the United States (U.S. Patent No. 8,933,130) for treating vasomotor disturbances or hot flashes on January 13, 2015 (statutory term expires on June 22, 2027, and may be extended to October 19, 2031 with 1,580 days of patent term adjustment due to delays in patent prosecution by the USPTO).

Another patent application relating to methods of treating vasomotor symptoms and clinical dosage strengths using RAD1901 has been allowed in the United States. When issued, this patent will have a normal expiry of May 12, 2031, not including any Hatch-Waxman patent term extension. Additional patent applications relating to methods of treating vasomotor symptoms and clinical dosage strengths using RAD1901 have been issued in Canada, Europe, and Mexico, and are pending in Canada and Europe. Pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of any claimed invention before a patent office are not always predictable. As a result, we could encounter challenges or difficulties in building, maintaining and/or defending our intellectual property both in the United States and abroad.
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
We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to patents issued or licensed to us, including interference proceedings before the USPTO. Third parties also may assert infringement claims against us. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. For example, we are aware of a patent issued in the United States claiming the use of RAD1901 for an indication we are not pursuing and a patent application filed with the USPTO that could be relevant to the use of RAD1901 to treat indications for which we are developing RAD1901. If a patent issues from this patent application with claims covering the use of RAD1901 to treat indications for which we are developing RAD1901, we may need to license the patent in order to commercialize RAD1901 specifically for the treatment of such indications even if RAD1901 were successfully developed and approved. We cannot assure you that we will be able to secure a license on reasonable terms, if at all. If we need a license of such patent in order to commercialize RAD1901 and are unable to secure one on reasonable terms, our business would be materially harmed.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will come due for payment periodically throughout the lifecycle of patent applications and issued patents. In order to help ensure that we comply with any required fee payment, documentary and/or procedural requirements as they might relate to any patents for which we are an assignee or co-assignee, we employ competent legal help and related professionals as needed to comply with those requirements. Our outside patent counsel uses Computer Packages, Inc. for patent annuity payments. We depend on Eisai to comply with any required fee payment, documentary and/or procedural requirements as they might relate to any patents we have licensed from them. Failure to meet a required fee payment, document production or procedural requirement can result in the abandonment of a pending patent application or the lapse of an issued patent. In some instances, the defect can be cured through late compliance but there are situations where the failure to meet the required event cannot be cured. Any failures could compromise the intellectual property protection around our preclinical or clinical candidates and possibly weaken or eliminate our ability to protect our eventual market share for that product.
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
From time to time, legislation is implemented to reign in rising healthcare expenditures. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or ACA, was enacted. ACA includes a number of provisions affecting the pharmaceutical industry, including annual, non-deductible fees on any entity that manufactures or imports some types of branded prescription drugs and biologics and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. In addition, among other things, ACA also establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research. In addition, other legislative changes have been proposed and adopted since ACA was enacted, which also may impact our business. On August 2, 2011, the President signed into law the Budget Control Act of 2011, or BCA, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, or ATRA, was enacted, which among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. The full impact on our business of these laws is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the pharmaceutical industry generally or our business in particular.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures, and may adversely affect our operating results. Such legislation may also reduce our flexibility in setting prices for our product candidates, or in taking price increases.
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
The potential U.K. exit from the European Union as a result of the recent U.K. referendum could harm our business, financial condition or results of operations.
On June 23, 2016, the U.K. affirmatively voted in a non-binding referendum advising for the exit of the U.K. from the European Union, commonly referred to as the “Brexit”. The referendum is non-binding; however, if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the European Union, including the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate.
The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit and the withdrawal of the U.K. from the European Union have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
Any delay to the PDUFA date for our abaloparatide-SC NDA could adversely affect our business, financial condition or results of operations.
While PDUFA dates are based on goals to which FDA agreed under the Prescription Drug User Fee Act, such dates are not binding on the agency. Any delay in the PDUFA date could, in addition to the delay of any potential sales revenue, cause us to incur financial loses, including related to the costs of hiring and maintaining a sales force for the anticipated commercial launch of abaloparatide-SC following a potential March 30, 2017 approval date. Depending on the length of any such potential delay, these financial losses could be significant.
Risks Related to Employee Matters and Managing Growth
We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.
As of December 31, 2016, we employed approximately 240 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources if the NDA for abaloparatide-SC is approved for marketing and we establish a commercial sales force. Our current infrastructure will be inadequate to support these future efforts and expected growth. In particular, we will have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop, including abaloparatide-SC. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, as our commercialization plans and strategies develop, we will need to recruit and train a substantial number of sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to:
•manage our development efforts effectively;

•integrate additional management, administrative and manufacturing personnel;
•build a marketing and sales organization; and
•maintain sufficient administrative, accounting and management information systems and controls.
We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals could harm our financial results and prospects.
As we evolve from a company primarily involved in drug discovery and development into one that is also involved in the commercialization of pharmaceutical products, we may have difficulty managing our growth and expanding our operations successfully.
Our success will depend upon the expansion of our operations and the effective management of our growth, and if we are unable to manage this growth effectively, our business will be harmed. We are expanding, and will continue to expand, our development, regulatory, manufacturing, quality, distribution, sales and marketing capabilities. As part of this expansion, we expect we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. For example, some jurisdictions, such as the District of Columbia, have imposed licensing requirements for sales representatives. In addition, the District of Columbia and the Commonwealth of Massachusetts, as well as the federal government by way of the Sunshine Act, have established reporting requirements that would require public reporting of compensation and other "transfers of value" paid to health care professionals and teaching hospitals, as well as ownership and investment interests held by such professionals and their immediate family members. Because the reporting requirements vary in each jurisdiction, compliance will be complex and expensive and may create barriers to entering the commercialization phase. The need to build new systems as part of our growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Such requirements may also impact our opportunities to collaborate with physicians at academic research centers as new restrictions on academic-industry relationships are put in place. In the past, collaborations between academia and industry have led to important new innovations, but the new laws may have an effect on these activities. While we cannot predict whether any legislative or regulatory changes will have negative or positive effects, they could have a material adverse effect on our business, financial condition and potential profitability.
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
The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	actions or delays by the FDA, EMA or other foreign regulatory authority in respect of our NDA, MAA or other application for abaloparatide-SC;

•	results of clinical trials of our product candidates or those of our competitors;

•	our operating performance and the operating performance of similar companies;

•	the success of competitive products;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our products, including changes in the structure of healthcare payment systems;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders;

•	general political, economic and market conditions; and

•	the other factors described in this "Risk Factors" section.

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
Our directors and executive officers, together with their affiliates, beneficially owned approximately 6.2 million shares of our common stock as of December 31, 2016. These stockholders, acting together, have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. We have reserved 9,860,000 shares of our common stock for issuance under our equity incentive plans as of December 31, 2016, which includes 2,960,000 shares of common stock issuable upon the exercise of options outstanding as of December 31, 2016, 25,000 shares of common stock issuable upon the vesting of performance stock units, and approximately 57,000 restricted stock units, each of which will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, as of December 31, 2016, warrants to purchase 0 shares of our common stock were outstanding. Pursuant to our employee stock purchase plan, eligible employees may participate in an employee stock purchase plan sponsored by us. The current plan allows for the issuance of 1,290,954 shares of common stock to eligible employees. As of December 31, 2016, there were 1,290,594 shares available for future sale to employees under this plan. Shares of our common stock issued upon exercise of these warrants may be sold in the public market, subject to prior registration or under an exemption from registration.
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
As of December 31, 2016, we had $526.7 million of federal and $385.3 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed studies through December 31, 2015, to determine whether any ownership change has occurred since our formation and have determined that transactions have resulted in two ownership changes, as defined under Section 382. There could be additional ownership changes in the future that could further limit the amount of net operating loss and tax credit carryforwards that we can utilize.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Details of each of our principal properties as of December 31, 2016, are provided below:

Location	Function	Size (approximate square feet)	Property Interest
Waltham, MA, USA	Corporate Headquarters	27,640	Leased
Parsippany, NJ, USA	Office space	10,530	Leased
Cambridge, MA, USA	Laboratory and office space	4,600	Subleased
Wayne, PA, USA	Office space	14,000	Subleased

ITEM 3.    LEGAL PROCEEDINGS.
In November 2016, we received notice that in October 2016, Ipsen Pharma SAS, or Ipsen, initiated arbitration proceedings against us in the International Chamber of Commerce’s International Court of Arbitration. Ipsen’s Request for Arbitration alleges that we breached various provisions of an agreement, or the License Agreement, between Ipsen (formerly, SCRAS S.A.S.) and us, concerning abaloparatide, including with regard to Ipsen's right to co-promote abaloparatide in France and a license from us with respect to Japan. Ipsen seeks declaratory relief, compliance with the License Agreement, damages, costs and fees as a result of the purported breaches, and alleges the monetary value of these claims is approximately €50 million.
In January 2017, we submitted an Answer denying Ipsen’s claims and alleging counterclaims against Ipsen for breach of the License Agreement and other declaratory judgment. We asserted, among other things, that Ipsen's claimed rights to co-promote abaloparatide in France and to a license from us with respect to Japan have permanently expired, and that Ipsen has breached the License Agreement by, among other things, allowing certain patents to expire and by purporting to license to a third party certain manufacturing and other rights that we contend Ipsen exclusively licensed to us. We are seeking dismissal of Ipsen’s claims, as well as declaratory relief, compliance with the License Agreement, and other damages, costs and fees to be determined by the Arbitral Tribunal.
In February 2017, Ipsen submitted a Reply denying our counterclaims and alleging that we are precluded from asserting them. Given that this matter is at a preliminary stage, we cannot predict or assess the likely outcome of these proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans," is incorporated herein by reference. Refer to Item 12 of Part III of this Annual Report on Form 10-K for additional information.
Market Information
Our common stock has been traded on The NASDAQ Global Market under the symbol "RDUS" since the initial public offering of our common stock on June 6, 2014. Prior to that time there was no public market for our common stock. The following table presents reported quarterly high and low per share sale prices of our common stock on The NASDAQ Global Market for the periods presented.

2016	High	Low
Quarter Ended March 31, 2016	$62.61	$24.75
Quarter Ended June 30, 2016	40.91	29.27
Quarter Ended September 30, 2016	59.88	36.45
Quarter Ended December 31, 2016	55.97	24.75

2015	High	Low
Quarter Ended March 31, 2015	$51.22	$35.02
Quarter Ended June 30, 2015	69.16	34.76
Quarter Ended September 30, 2015	84.64	52.50
Quarter Ended December 31, 2015	77.10	45.89

On February 17, 2017, the closing price of our common stock was $45.65 per share as reported on The NASDAQ Global Market.
Stock Performance Graph
        This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended.
The graph set forth below compares the cumulative total stockholder return on our common stock between June 6, 2014 (the date of the initial public offering of our common stock) and December 31, 2016, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 6, 2014 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 6, 2014 of $8.01 per share as the initial value of our common stock and not the initial offering price to the public of $8.00 per share.
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

_____________________________________________________________________________
*    $100 invested on June 6, 2014 in stock or index
Holders
As of February 17, 2017, there were 34 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the fourth quarter ended December 31, 2016.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no such repurchases of shares of common stock made during the fourth quarter of the fiscal year ended December 31, 2016.

ITEM 6.    SELECTED FINANCIAL DATA.
You should read the following selected financial data together with our consolidated financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the statements of operations data for each of the three years ended December 31, 2014, 2015 and 2016 and the balance sheet data as of December 31, 2015 and 2016 from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The selected balance sheet data as of December 31, 2012, 2013 and 2014 and the statement of operations data for the years ended December 31, 2012 and 2013 has been derived from the audited financial statements for such years not included in this Form 10-K.
The financial information set forth below for the year ended December 31, 2012 has been recast to reflect the adoption of Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.
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

Statement of Operations and Comprehensive Loss Data	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Operating expenses:
Research and development	$107,406	$68,280	$45,719	$60,536	$54,961
General and administrative	77,542	30,797	13,674	6,829	9,469
Loss from operations	(184,948)	(99,077)	(59,393)	(67,365)	(64,430)
Other (expense) income:
Other (expense) income, net	(293)	(1,607)	(713)	9,085	(2,095)
Interest (expense) income, net	2,437	(842)	(2,373)	(2,410)	(2,603)
Net loss	(182,804)	(101,526)	(62,479)	(60,690)	(69,128)
Other comprehensive loss, net of tax:
Unrealized gain (loss) from available-for-sale securities	66	26	(21)	—	(5)
Comprehensive loss	$(182,738)	$(101,500)	$(62,500)	$(60,690)	$(69,133)
Net (loss) earnings attributable to common stockholders	$(182,804)	$(101,526)	$(71,479)	$(78,161)	$(83,120)
Net (loss) earnings per share applicable to common stockholders—basic	$(4.24)	$(2.56)	$(4.04)	$(203.91)	$(225.71)
Net (loss) earnings per share applicable to common stockholders—diluted	$(4.24)	$(2.56)	$(4.04)	$(203.91)	$(225.71)
Weighted-average number of common shares used in net (loss) earnings per share applicable to common stockholders—basic	43,067,952	39,643,099	17,699,487	383,310	368,261
Weighted-average number of common shares used in net (loss) earnings per share applicable to common stockholders—diluted	43,067,952	39,643,099	17,699,487	383,310	368,261

	As of December 31,
Balance Sheet Data	2016	2015	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$258,567	$159,678	$28,518	$12,303	$18,653
Marketable securities	73,880	313,661	76,758	—	4,000
Working capital	302,084	459,128	86,774	(22,675)	8,026
Total assets	340,282	482,465	108,417	12,758	25,300
Long-term liabilities	379	—	24,394	1,945	38,222
Total liabilities	33,104	21,180	44,953	37,257	55,312
Total convertible preferred stock and redeemable convertible preferred stock	—	—	—	252,802	170,649
Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' equity (deficit)	340,282	482,465	108,417	12,758	25,300

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
Executive Overview
We are a science-driven biopharmaceutical company that is committed to developing innovative therapeutics in the areas of osteoporosis, oncology and endocrine diseases. Our lead investigational product candidate, abaloparatide for subcutaneous injection, or abaloparatide-SC, has completed Phase 3 development for potential use in the treatment of women with postmenopausal osteoporosis. Our New Drug Application, or NDA, for abaloparatide-SC is under regulatory review by the U.S. Food and Drug Administration, or FDA, with a Prescription Drug User Fee Act, or PDUFA, date of March 30, 2017. Our European Marketing Authorisation Application for abaloparatide-SC is under review by the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA. We intend to commercialize abaloparatide-SC in the United States and our experienced commercial leaders are rapidly expanding the breadth of our capabilities and sales organization with highly skilled and tenured individuals.
Our clinical pipeline also includes an abaloparatide transdermal patch, or abaloparatide-TD, for potential use in the treatment of women with postmenopausal osteoporosis. We are focused on completing the manufacturing scale-up, production, and other activities required for the initiation of a pivotal bioequivalence study for abaloparatide-TD. In addition, we are evaluating our investigational product candidate, RAD1901, a selective estrogen receptor down-regulator/degrader, for potential use in the treatment of hormone-driven and/or hormone-resistant breast cancer, as well as for potential use in the treatment of vasomotor symptoms in postmenopausal women. We plan to complete our ongoing Phase 1 studies of RAD1901 in advanced metastatic breast cancer and our ongoing Phase 2b study of RAD1901 in postmenopausal vasomotor symptoms. In the first half of 2017, we intend to engage with regulatory agencies to gain alignment on defining the next steps for our RAD1901 breast cancer program, which would include the design of a Phase 2 trial. In the first half of 2017, we also expect to complete and report results from our RAD1901 Phase 2b vasomotor trial.
Our clinical pipeline also includes our internally developed investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator, or SARM, for potential use in the treatment of breast cancer. In December 2016, we submitted an investigational new drug application, or IND, to the FDA and expect to initiate a first-in-human Phase 1 study of RAD140 in women with hormone receptor positive breast cancer in 2017.
Abaloparatide
Abaloparatide is an investigational therapy for the potential treatment of women with postmenopausal osteoporosis who are at an increased risk for a fracture. Abaloparatide is a novel synthetic peptide analog that engages the parathyroid hormone receptor, or PTH1 receptor, and was selected for clinical development based on its potential for favorable bone building activity. Abaloparatide was designed to have a unique mechanism of action with the goal of stimulating enhanced bone building activity including bone formation, increasing bone mineral density, restoring bone microarchitecture and augmenting bone strength. We are developing two formulations of abaloparatide:

•
Abaloparatide-SC—Abaloparatide-SC has completed Phase 3 development for potential use as a daily self-administered injection. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan. In December 2014, we announced positive 18-month top-line data from our Phase 3 ACTIVE clinical trial of abaloparatide-SC. These results were published in the Journal of the American Medical Association, or JAMA, in August 2016. In June 2015, we announced the positive top-line data from the first six months of our 24-month ACTIVExtend clinical trial of abaloparatide-SC and the 25-month combined fracture data from the ACTIVE and ACTIVExtend clinical trials. These data were published in the Mayo Clinic Proceedings in February 2017. The combined 25-month fracture data from our Phase 3 clinical trial program for abaloparatide-SC formed the basis of our regulatory submissions in the United States and Europe. In November 2015, we submitted an MAA to the European Medicines Agency, or EMA, which was validated and is currently undergoing active regulatory assessment by the CHMP. We anticipate that the CHMP may adopt an opinion regarding the MAA in 2017. In March 2016, we submitted an NDA to the FDA, which has been accepted for filing by the FDA with a PDUFA date of March 30, 2017. We intend to enter into one or more collaborations for the potential commercialization of abaloparatide-SC prior to a commercial launch. Subject to regulatory review and a favorable regulatory outcome, we anticipate the first commercial sales of abaloparatide-SC will take place in 2017. We intend to commercialize abaloparatide-SC in the United States ourselves and our experienced commercial leaders are rapidly expanding the breadth of our capabilities and sales organization with highly skilled and tenured individuals. We expect to report the top-line results from our recently completed 24-month ACTIVExtend trial in the second quarter of 2017.

•
Abaloparatide-TD—We are also developing abaloparatide-transdermal, which we refer to as abaloparatide-TD, based on 3M’s patented Microstructured Transdermal System technology for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-TD technology. We are developing abaloparatide-TD toward future global regulatory submissions to build upon the potential success of our investigational product candidate, abaloparatide-SC, if approved. We commenced a human replicative clinical evaluation of the optimized abaloparatide-TD patch in December 2015, with the goal of achieving comparability to abaloparatide-SC. In September 2016, we presented results from this evaluation, which showed that the pharmacokinetic profile of an optimized abaloparatide-TD patch with respect to Tmax, T1/2, and AUC was successfully modified so as to improve comparability to abaloparatide-SC. The results of this clinical evaluation will inform the design of a pivotal bioequivalence study that will be initiated following completion of activities related to manufacturing scale-up, production, and other activities required for the initiation of that study.

Our Capabilities-Organization and Experience
In our evolution towards becoming a fully integrated biopharmaceutical company, we are completing the build out of our sales and medical organizations. We are also continuing to strengthen our compliance program as part of our commitment to a strong culture of compliance and good corporate governance.
Our accomplished senior commercial leadership is currently completing the build out of our commercial organization, with capabilities across sales, marketing, reimbursement, and distribution, to support the potential commercialization of abaloparatide-SC in the United States. In 2016, we established our commercial organization with core teams organized around marketing, sales, market access and commercial operations functions.
Our market access and sales teams will engage and support external customers. Our market access organization has hired an account team comprised of individuals with significant account experience with the large third-party payers and trade accounts that represent a substantial majority of all potential target patients. We also assembled a marketing team of seasoned professionals with substantial specialty pharmaceutical marketing, communications, professional education, patient education and advocacy expertise. Our sales organization has hired over 20 capable sales leaders with prior osteoporosis, managerial, specialty launch and injectable therapy experience. These sales leaders will manage a sales organization that will be comprised of more than 200 clinical sales and integrated delivery network specialists. We intend to complete the hiring of our U.S. sales force in the first quarter of 2017. Finally, we forged a comprehensive commercial operations team to support launch requirements. Our commercial operations leaders have substantial specialty launch experience in establishing hub and specialty pharmacy distribution networks, analytics and forecasting, market research, sales and market operations, and sales training.
If approved, we intend to distribute abaloparatide-SC in the United States through a network of distributors and specialty pharmacies. Under this distribution model, both the distributors and specialty pharmacies would take physical delivery of product and the specialty pharmacies would dispense the product directly to patients.
Our experienced senior medical leadership is completing the build out of our medical organization to provide cross-functional support to both internal partners and external stakeholders by providing expert scientific knowledge, educational material and scientific training programs. This dedicated and skilled organization is comprised of 40 professionals with extensive clinical and scientific experience within academic medical centers, clinical medical practice, research institutions, and other pharmaceutical organizations.
Our medical team was organized with key functions, including medical affairs, pharmacovigilance, medical information, publications, and health economics outcomes research. Our medical affairs team includes physicians with relevant clinical and pharmaceutical experience in endocrinology and women’s health. The medical affairs team also includes scientists with extensive research experience in bone health who will provide clinical development support for current and future scientific research. Our team of medical sciences liaisons, or MSLs, will provide medical educational support to external stakeholders. The director and regional managers of our MSL team have comprehensive experience in the field of osteoporosis.
Under the leadership of our Chief Compliance Officer, we are continuing to strengthen our compliance program as part of our commitment to a strong culture of compliance and good corporate governance. We recently revised our Code of Conduct and Business Ethics, or Code of Conduct, which applies to all of our directors, officers and employees and have incorporated elements of the updated Code of Conduct into formal compliance trainings which are required to be completed by all employees. In addition, our management and other personnel have devoted a substantial amount of time to compliance initiatives, including establishing and maintaining effective disclosure and financial controls and corporate governance practices, as required by the Sarbanes-Oxley Act of 2002, as amended, and rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and NASDAQ.
RAD1901
RAD1901 is a selective estrogen receptor down-regulator/degrader, or SERD, that at high doses is being evaluated for potential use as an oral non-steroidal treatment for hormone-driven and/or hormone-resistant, breast cancer. We hold worldwide commercialization rights to RAD1901. RAD1901 is currently being investigated in postmenopausal women with advanced estrogen receptor positive, or ER-positive, HER2-negative breast cancer, the most common form of the disease. Studies completed to date indicate that the compound has the potential for use as a single agent or in combination with other therapies for the treatment of breast cancer.
Phase 1 - Dose-Escalation Study
In December 2014, we commenced a Phase 1, multicenter, open-label, multiple-part, dose-escalation study of RAD1901 in postmenopausal women with ER-positive and HER2-negative advanced breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of RAD1901. Part A of this Phase 1 study was designed to evaluate escalating doses of RAD1901. The Part B expansion cohort was initiated at 400-mg daily dosing in March 2016 to allow for an evaluation of additional safety, tolerability and preliminary efficacy. The patients enrolled in this study are heavily pretreated ER-positive, HER2-negative advanced breast cancer patients who have received a median of 3 prior lines of therapy including fulvestrant and CDK4/6 inhibitors, and more than 50% of the patients had ESR1 mutations.
In December 2016, we reported positive results from this ongoing Phase 1 dose-escalation and expansion study. These results reflected that RAD1901 was well-tolerated with the most commonly reported adverse events being low grade nausea and dyspepsia. The Part C tablet dosage form cohort was initiated thereafter and enrollment was completed in November 2016.
Phase 1 - FES-PET Study
In December 2015, we commenced a Phase 1 18-F fluoroestradiol positron emission tomography, or FES-PET, study in patients with metastatic breast cancer in the European Union which includes the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following RAD1901 treatment. We continue to enroll patients in the EU Phase I FES-PET study.
In December 2016, we reported positive results from the ongoing Phase 1 FES-PET study. The first three enrolled patients dosed at the 400-mg cohort had a tumor FES-PET signal intensity reduction ranging from 79% to 91% at day 14 compared to baseline. The most commonly reported adverse events reported to date have been grade 1 and 2 nausea and dyspepsia. This study will enroll 5 additional patients in the 400-mg daily oral cohort, followed by 8 patients in the 200-mg daily oral cohort.
Phase 1 - Recent Progress
To date, no dose limiting toxicities have been reported in the RAD1901 program.
We plan to complete both of our ongoing RAD1901 Phase 1 breast cancer trials. In the first half of 2017, we intend to engage with regulatory agencies to gain alignment on defining the next steps for the program, which would include the design of a Phase 2 trial.

Collaborations
In July 2015, we announced that early but promising preclinical data showed that our investigational drug RAD1901, in combination with Pfizer’s palbociclib, a cyclin-dependent kinase, or CDK 4/6 inhibitor, or Novartis’ everolimus, an mTOR inhibitor, was effective in shrinking tumors. In preclinical patient-derived xenograft breast cancer models with either wild type or mutant ESR1, treatment with RAD1901 resulted in marked tumor growth inhibition, and the combination of RAD1901 with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone. We believe that this preclinical data suggest that RAD1901 has the potential to overcome endocrine resistance, is well-tolerated, and has a profile that is well suited for use in combination therapy.
In July 2016, we entered into a pre-clinical collaboration with Takeda Pharmaceutical Company Limited to evaluate the combination of RAD1901 with Takeda's investigational drug TAK-228, an oral mTORC 1/2 inhibitor in Phase 2b development for the treatment of breast, endometrial and renal cancer, with the goal of potentially exploring such combination in a clinical study. We and Takeda have each agreed to contribute resources and supply compound material necessary for studies to be conducted under the collaboration and will share third party out-of-pocket research and development expenses. Activities under this collaboration are ongoing. Upon completion, both parties will agree upon the appropriate communication of the results.
In January 2016, we entered into a worldwide clinical collaboration with Novartis Pharmaceuticals to evaluate the safety and efficacy of combining RAD1901 with Novartis’ investigational agent LEE011 (ribociclib), a CDK 4/6 inhibitor, and BYL719 (alpelisib), an investigational phosphoinositide 3-kinase inhibitor.
Phase 2b - Vasomotor Symptoms Study
RAD1901 is also being evaluated at low doses as an estrogen receptor ligand for the potential relief of the frequency and severity of moderate to severe hot flashes in postmenopausal women with vasomotor symptoms. We expect to report results from our Phase 2b clinical study of RAD1901 for the potential treatment of postmenopausal vasomotor symptoms in the first half of 2017.
RAD140
RAD140 is a nonsteroidal selective androgen receptor modulator, or SARM. The androgen receptor, or AR, is highly expressed in many ER-positive, ER-negative, and triple-negative receptor breast cancers. Due to its receptor and tissue selectivity, potent activity, oral bioavailability, and long half-life, we believe RAD140 could have clinical potential in the treatment of breast cancer. We hold worldwide commercialization rights to RAD140, which resulted from an internal discovery program.
In July 2016, we reported that RAD140 in preclinical xenograft models of breast cancer demonstrated potent tumor growth inhibition when administered alone or in combinations with CDK4/6 inhibitors. It is estimated that 77% of breast cancers show expression of the androgen receptor. Our data suggest that RAD140 activity at the androgen receptor stimulates up-regulation of a tumor suppression pathway. We submitted an IND to the FDA for RAD140 in December 2016 and plan to initiate a first-in-human Phase 1 study of RAD140 in women with hormone receptor positive breast cancer in 2017.
Financial Overview
Research and Development Expenses
Research and development expenses consist primarily of clinical testing costs, including payments made to contract research organizations, or CROs, salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds and other expenses relating to the manufacture, development, testing, and enhancement of our investigational product candidates. We expense our research and development costs as they are incurred.
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties. Our lead investigational product candidate is abaloparatide and it currently represents the largest portion of our research and development expenses for our investigational product candidates. We began tracking program expenses for abaloparatide-SC in 2005, and program expenses from inception to December 31, 2016 were approximately $212.9 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to December 31, 2016 were approximately $39.1 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to December 31, 2016 were approximately $55.5 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to December 31, 2016 were approximately $8.9 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies, and clinical trial costs.

Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses related to abaloparatide-SC, abaloparatide-TD, RAD1901 and RAD140 for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Abaloparatide-SC	$17,016	$19,870	$32,044
Abaloparatide-TD	5,394	2,585	1,493
RAD1901	27,751	9,926	2,250
RAD140	3,181	495	—
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, including the cost of maintaining our intellectual property portfolio, and other corporate expenses.
Our financial results also include stock-based compensation expense related to the issuance of stock option grants, restricted stock units, and performance unit grants to employees, directors, and consultants. The stock-based compensation expense is included in the respective categories of expense in the statement of operations (i.e., research and development or general and administrative expenses). We expect to record additional non-cash compensation expense in the future, which may be significant.
Interest Income and Interest Expense
Interest income reflects interest earned on our cash, cash equivalents and marketable securities.
Interest expense reflects interest due under our loan and security agreements In May 2014, we entered into a loan and security agreement, or the 2014 Credit Facility, with Solar Capital Ltd., or Solar, as agent and lender, and Oxford Finance, as lender. In May 2014, we drew $21.0 million under an initial term loan under this facility, of which we used approximately $9.3 million to repay all the amounts owed under a previous credit facility we had entered into with other financial institutions.
In July 2014, we entered into a first amendment to the 2014 Credit Facility, or the First Amendment, pursuant to which we drew a second term loan of $4.0 million. In August 2015, we prepaid all amounts owed under the 2014 Credit Facility, as amended. After consideration of relevant fees required under the Credit Facility and the First Amendment, the total payment amounted to $26.5 million.
Other Income (Expense)
For the year ended December 31, 2016, other expense, net reflects foreign exchange gain/loss and tax expense. For the years ended December 31, 2015 and 2014, other income (expense) primarily reflects changes in the fair value of our warrant liability and the series A-6 convertible preferred stock liability and stock asset outstanding prior to our initial public offering from the date of the initial accrual to the reporting date.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include useful lives with respect to long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, intangible assets, tax valuation reserves, and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.
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
As of December 31, 2016 and 2015, we held financial assets that were measured using Level 1 and Level 2 inputs. Assets measured using Level 1 inputs include money market funds, which are valued using quoted market prices with no valuation adjustments applied. Assets measured using Level 2 inputs include marketable securities that consist primarily of domestic corporate debt securities (direct issuance bonds, corporate bonds, etc.) and are valued using third-party pricing resources, which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.
As of December 31, 2016 and 2015, we held no Level 3 assets or liabilities.
Results of Operations
The following discussion summarizes the key factors our management team believes are necessary for an understanding of our consolidated financial statements.
Years Ended December 31, 2016 and December 31, 2015

	Years Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Operating expenses:
Research and development	$107,406	$68,280	$39,126	57%
General and administrative	77,542	30,797	46,745	152%
Loss from operations	(184,948)	(99,077)	(85,871)	87%
Other (expense) income:
Other (expense), net	(293)	(35)	(258)	737%
Loss on retirement of note payable	—	(1,572)	1,572	(100)%
Interest income (expense), net	2,437	(842)	3,279	(389)%
Net loss	$(182,804)	$(101,526)	(81,278)	80%
Research and development expenses—For the year ended December 31, 2016, research and development expense was $107.4 million, as compared to $68.3 million for the year ended December 31, 2015, an increase of $39.1 million, or 57%. This increase was primarily a result of increased compensation expense, including an increase of $3.3 million of non-cash stock-based compensation expense, due to growth in headcount from 48 research and development employees as of December 31, 2015, to 107 research and development employees as of December 31, 2016. This increase in spend was also driven by higher contract service costs associated with the development of our investigational product candidate RAD1901 as a result of the increased clinical and manufacturing activities in 2016, as compared to 2015. These amounts were partially offset by a decrease in the total professional contract service costs associated with the development of abaloparatide-SC as more patients completed study protocol activities associated with the 24-month ACTIVExtend clinical trial in 2016, as compared to 2015.
General and administrative expenses—For the year ended December 31, 2016, general and administrative expense was $77.5 million, as compared to $30.8 million for the year ended December 31, 2015, an increase of $46.7 million, or 152%. This increase was primarily due to increased professional support costs of approximately $19.4 million, including costs associated with preparing for the potential commercialization of abaloparatide-SC (subject to a favorable regulatory review), as compared to 2015. This increase in spend was also driven by increased compensation expense, including an increase of $8.0 million of non-cash stock-based compensation expense, due to growth in headcount from 27 general and administrative employees as of December 31, 2015, to 130 general and administrative employees as of December 31, 2016. We expect our general and administrative costs to continue to increase as we build out our commercial organization.
Other (expense), net—For the year ended December 31, 2016, other expense, net of other income, was $0.3 million, as compared to $35 thousand during the year ended December 31, 2015. Other expense, net of other income, for the year ended December 31, 2016 consisted primarily of other taxes and foreign currency revaluation losses. The $35 thousand of other expense, net of income, for the year ended December 31, 2015 was primarily due to other taxes.
Loss on retirement of note payable—For the year ended December 31, 2015, loss on retirement of note payable was approximately $1.6 million. This loss was a result of the prepayment of our 2014 Credit Facility in August 2015. We had no outstanding debt during the year ended December 31, 2016.
Interest income (expense), net—For the year ended December 31, 2016, interest income was $2.4 million, as compared to net interest expense of $0.8 million during the year ended December 31, 2015, a total change of $3.3 million, or 389%. This change was a result of the elimination of interest expense during the year ended December 31, 2016, as compared to the same period ended 2015, due to the prepayment of all outstanding long-term debt on August 4, 2015, combined with a $1.4 million increase in interest income earned on cash, cash equivalents, and marketable securities during the year ended December 31, 2016, as compared to the same period ended 2015.

Years Ended December 31, 2015 and December 31, 2014

	Years Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Operating expenses:
Research and development	$68,280	$45,719	$22,561	49%
General and administrative	30,797	13,674	17,123	125%
Loss from operations	(99,077)	(59,393)	(39,684)	67%
Other (expense) income:
Other (expense) income, net	(35)	(510)	475	(93)%
Loss on retirement of note payable	(1,572)	(203)	(1,369)	674%
Interest (expense) income, net	(842)	(2,373)	1,531	(65)%
Net loss	$(101,526)	$(62,479)	(39,047)	62%
Research and development expenses—For the year ended December 31, 2015, research and development expense was $68.3 million compared to $45.7 million for the year ended December 31, 2014, an increase of $22.6 million, or 49%. This increase was primarily a result of an increase in compensation expense, including an increase of $5.9 million of non-cash stock-based compensation expense, due to an increase in headcount from 16 research and development employees as of December 31, 2014 to 48 research and development employees as of December 31, 2015. This increase was also driven by higher consulting costs incurred to support our MAA and NDA submissions for our investigational product candidate abaloparatide-SC, and an increase in contract service costs associated with the development of our investigational product candidate RAD1901 as a result of the initiation of various preclinical and manufacturing activities in late 2014. These amounts were partially offset by a decrease in the total professional contract service costs associated with the development of abaloparatide-SC resulting from the completion of our Phase 3 18-month fracture study in October 2014 and the first six months of our ACTIVExtend clinical trial.
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
Other (expense) income, net—For the year ended December 31, 2015, other expense, net of other income, was $35 thousand, as compared to other income, net of expense during the year ended December 31, 2014 of $0.5 million. Other expense, net of other income, for the year ended December 31, 2015 consisted primarily of state taxes. The $0.5 million of other expense, net of income, for the year ended December 31, 2014 was primarily due to an increase in the fair value of our warrant liability as a result of an overall increase in the fair value of the underlying common stock from December 31, 2013 to June 6, 2014. Following our initial public offering on June 6, 2014, the carrying value of our warrant liability was reclassified to equity.
Loss on retirement of note payable—For the year ended December 31, 2015, loss on retirement of note payable was $1.6 million. This loss was a result of the prepayment of our 2014 Credit Facility, as amended, on August 4, 2015. For the year ended December 31, 2014, loss on retirement of a previous credit facility $0.2 million due to prepayment in May 2014.
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
Liquidity and Capital Resources
From inception to December 31, 2016, we have incurred an accumulated deficit of $628.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various investigational product candidates and expenses supporting those activities. Our total cash, cash equivalents and marketable securities balance as of December 31, 2016 was $332.4 million. We have financed our operations since inception primarily through the public offerings of our common stock, private sale of preferred stock, borrowing under credit facilities and the receipt of $5.0 million in fees associated with an option agreement.
Based upon our cash, cash equivalents and marketable securities balance, we believe that, prior to the consideration of revenue from the potential future sales of any of our investigational products that may receive regulatory approval or proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial scale-up and other operational activities, for not less than twelve months from the date of this filing and into 2018. We expect to finance the future development costs of our clinical product portfolio with our existing cash, cash equivalents and marketable securities, or through strategic financing opportunities, that could include, but are not limited to, partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, or the incurrence of debt. However, there is no guarantee that any of these strategic financing opportunities will be available to us on favorable terms, and some could be dilutive to existing stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development and commercialization activities, the results of our clinical trials, and the review and potential approval of our products by the FDA and foreign regulatory authorities. The successful development of our investigational product candidates is subject to numerous risks and uncertainties associated with developing drugs, which could have a significant impact on the cost and timing associated with the development of our product candidates. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any investigational product candidates from the FDA and foreign regulatory authorities.
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Years ended December 31,
	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(139,804)	$(87,103)	$(48,345)
Investing activities	236,120	(239,822)	(78,065)
Financing activities	2,573	458,085	142,625
Net increase in cash and cash equivalents	$98,889	$131,160	$16,215
Cash Flows from Operating Activities
Net cash used in operating activities during the year ended December 31, 2016 was $139.8 million, which was primarily the result of a net loss of $182.8 million, partially offset by net changes in working capital of $15.6 million and $27.4 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $182.8 million net loss was primarily due to RAD1901 and RAD140 program development expenses along with compensation costs, professional support costs, and consulting fees incurred in preparation for the potential commercial launch of abaloparatide-SC. The $27.4 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $26.1 million, and amortization of premiums (discounts) on marketable securities of $0.8 million.
Net cash used in operating activities during the year ended December 31, 2015 was $87.1 million, which was primarily the result of a net loss of $101.5 million and net changes in working capital of $4.0 million, partially offset by $18.4 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $101.5 million net loss was primarily due to abaloparatide-SC and pipeline program development expenses, along with employee compensation and consulting costs incurred to support future regulatory submissions, and preparation for the potential commercial launch of abaloparatide-SC. The $18.4 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $14.7 million, loss on retirement of note payable of $1.6 million and amortization of premiums (discounts) on marketable securities of $1.7 million.
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

Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2016 was $236.1 million, as compared to net cash used in investing activities of $239.8 million for the year ended December 31, 2015.
The net cash provided by investing activities during the year ended December 31, 2016 was primarily a result of $499.6 million of net proceeds received from the sale or maturity of marketable securities, partially offset by $260.5 million in purchases of marketable securities and $2.9 million of purchases of property and equipment. The net cash used in investing activities during the year ended December 31, 2015 was primarily a result of $579.1 million in purchases of marketable securities and $1.2 million of purchases of property and equipment, partially offset by $340.5 million of net proceeds received from the sale or maturity of marketable securities.
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
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2016 was $2.6 million, as compared to $458.1 million of net cash provided by financing activities for the year ended December 31, 2015.
Net cash provided by financing activities during the year ended December 31, 2016 consisted of $2.6 million of proceeds as the result of stock option exercises.
 Net cash provided by financing activities during the year ended December 31, 2015 consisted of $482.3 million of net proceeds received from public offerings of our common stock in January and July of 2015, partially offset by the repayment of our 2014 Credit Facility.
Net cash provided by financing activities during the year ended December 31, 2014 consisted of $50.4 million of net proceeds from our initial public offering, $53.4 million of net proceeds from our additional public offering that closed October 7, 2014, $27.4 million of net proceeds from the issuance of our series B-2 convertible preferred stock in February and March of 2014, and $24.6 million of net proceeds from our 2014 Credit Facility, partially offset by payments under a previous credit facility arrangement of $13.2 million.
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
On October 7, 2014, we completed a public offering whereby we sold 2,750,000 shares of common stock at a price of $18.25 per share, for aggregate proceeds, net of underwriting discounts, commissions and offering costs, of approximately $46.9 million. On October 7, 2014, the underwriters purchased an additional 378,524 shares in the aggregate by exercising a portion of the over-allotment option granted to them in connection with the offering. As a result of the public offering and subsequent exercise of the over-allotment option, we received aggregate proceeds, net of underwriting discounts, commissions and offering costs of approximately $53.4 million.
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
Sales of Preferred Stock
We had no sales of preferred stock during the year ended December 31, 2016 and 2015. Through December 31, 2016, we had received aggregate net cash proceeds of $238.2 million from the sale of shares of our preferred stock as follows:

Issue	Year	No. Shares	Net Proceeds (in thousands)
Series B redeemable convertible preferred stock (1)	2003, 2004, 2005	1,599,997	$23,775
Series C redeemable convertible preferred stock (1)	2006, 2007, 2008	10,146,629	82,096
Series A-1 convertible preferred stock (1)	2011	9,223,041	61,591
Series A-5 convertible preferred stock (1)	2011	64,430	525
Series B convertible preferred stock	2013	701,235	42,870
Series B-2 convertible preferred stock	2014	448,060	27,368
Total		22,183,392	$238,225
_______________________________________________________________________________

(1)	Share amounts stated in pre-Merger shares, which converted into the rights to one-tenth of one share pursuant to the Merger.
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
Debt Borrowings
In May 2014, we entered into our 2014 Credit Facility with Solar and Oxford Finance, pursuant to which Solar and Oxford agreed to make available to us $30.0 million in the aggregate subject to certain conditions to funding. An initial term loan was made in May 2014 in an aggregate principal amount equal to $21.0 million, or the Initial Term Loan.
The Initial Term Loan bore interest per annum at 9.85% plus one-month LIBOR (customarily defined). All principal and accrued interest on the initial term loan had been due on June 1, 2018.
In July 2014, we entered into a first amendment to the 2014 Credit Facility, or the First Amendment. Pursuant to the terms of the First Amendment, a second term loan of $4.0 million was drawn in July 2014.
In August 2015, the Company prepaid all amounts owed under the 2014 Credit Facility and the First Amendment. After consideration of relevant fees required under the 2014 Credit Facility and the First Amendment, the total payment amounted to $26.5 million.
Future Financing Needs
We expect to finance the future development costs of our clinical product portfolio with our existing cash and cash equivalents and marketable securities, or through strategic financing opportunities that could include, but are not limited to, collaboration agreements, future offerings of our equity, royalty-based financing arrangements, or the incurrence of debt. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each investigational product candidate, progress on securing third-party collaborators, as well as ongoing assessments of such investigational product candidate's commercial potential and our ability to fund this product development.
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
Abaloparatide-SC is our only investigational product candidate in late stage development and our business currently depends heavily on its successful regulatory approval and potential commercialization. We submitted an MAA to the EMA in November 2015 and submitted an NDA to the FDA in March 2016 with a PDUFA date of March 30, 2017. Obtaining approval of an investigational product candidate is an extensive, lengthy, expensive, and uncertain process, and any approval of abaloparatide-SC may be delayed, limited or denied for many reasons, including:

•
we may not be able to demonstrate that abaloparatide is safe and effective as a treatment for reduction of fracture risk in women with postmenopausal osteoporosis to the satisfaction of the FDA or other foreign regulatory authorities;

•	the results of our clinical studies may not meet the level of statistical or clinical significance required for marketing approval;

•	the FDA or other foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical studies;

•	the CRO or other study personnel that we retain to conduct clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

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

Contractual Obligations and Commitments
Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. We enter into contracts in the normal course of business with CROs for preclinical and clinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. In addition, we have certain obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones, such as the start of a clinical trial, filing of an NDA, approval by the FDA, or product launch. The table below excludes these potential payments we may be required to make under our agreements because the timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by us and therefore, not long-term liabilities. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.
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
The following table summarizes our contractual obligations at December 31, 2016:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$7,914	$3,020	$3,702	$1,192	$—
In June 2016, the Massachusetts Life Sciences Center awarded us approximately $0.5 million of tax incentives under its Life Science Tax Incentive Program, which allows us a cash refund equivalent to $473 thousand of state research and development tax credits. We expect to receive this payment in the first quarter of 2017. In exchange for these incentives, we pledged to hire an incremental 35 employees in Massachusetts and to maintain the additional headcount through at least December 31, 2020. Failure to do so could result in us being required to repay some or all of these incentives. This contingent obligation has not been included in the above table as we cannot estimate if, or when, it will become payable.
Research and Development Agreements
Abaloparatide-SC Phase 3 Clinical Trial—We entered into agreements with Nordic Bioscience Clinical Development VII A/S, or Nordic, to conduct our Phase 3 clinical trial of abaloparatide-SC, or the Phase 3 Clinical Trial. In February 2013, we contracted with Nordic for it to perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the Phase 3 Clinical Trial (the "Extension Study"), and, upon completion of this initial six months, an additional period of 18 months of standard-of-care osteoporosis management (the "Second Extension").
In April 2015, we contracted with Nordic to perform additional services, including additional monitoring of patients enrolled in the Second Extension. Payments in cash to be made to Nordic for these additional services are denominated in euro and total up to approximately €4.1 million ($4.3 million).
Payments in cash to be made to Nordic for the services related to the Extension Study and the Second Extension are denominated in both euros and U.S. dollars and total up to €11.9 million ($12.5 million) and $1.1 million, respectively. As of December 31, 2016, the last patient last visit in the Second Extension had occurred and all obligations due to Nordic in relation to the Extension Study have been paid.
We recognize research and development expense for the amounts due to Nordic under the Extension Study and the Second Extension ratably over the estimated per patient treatment periods beginning upon enrollment, or over a nine-month and nineteen-month period, respectively. The Company recorded $2.5 million, $5.4 million, and $9.6 million, for the years ended December 31, 2016, 2015, and 2014 respectively, for per patient costs incurred.
As of December 31, 2016, we had a liability of $1.2 million reflected in accrued expenses and other current liabilities on the balance sheet resulting from services provided by Nordic under the Second Extension, which are payable in cash.

We are also responsible for certain pass-through costs in connection with the clinical trials noted above. Pass-through costs are expensed as incurred or upon delivery. We recognized research and development expense of $1.1 million, $1.1 million, and $1.3 million for pass through costs during years ended December 31, 2016, 2015, and 2014, respectively.
We estimate that our future cash obligations to Nordic for services in connection with the Second Extension will approximate $1.3 million, excluding pass through costs, payable within 1 year.
License Agreement Obligations
Abaloparatide
In September 2005, we entered into a license agreement with Ipsen Pharma SAS, or Ipsen, as amended, or the License Agreement, under which we exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan (where we do not hold abaloparatide-SC development and commercialization rights) and France (where our commercialization rights were subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement were met). We believe that Ipsen's co-marketing and co-promotion rights in France have permanently expired. Ipsen also granted us an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen further granted us an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling us to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and France (as discussed above).
In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $4.3 million. The license agreement further requires us to make payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €32.0 million ($33.6 million). Should abaloparatide be approved and subsequently commercialized, the agreement provides that we would pay to Ipsen a fixed five percent royalty based on net sales of the product by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, the agreement provides that we would pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, the agreement provides that we would pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of licensed patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country. The agreement contains other customary clauses and terms as are common in similar agreements in the industry.
Prior to executing the license agreement for abaloparatide with us, Ipsen licensed the Japanese rights for abaloparatide to Teijin Limited, or Teijin, a Japanese pharmaceutical company. Teijin has completed a Phase 2 clinical study of abaloparatide in Japan for the treatment of postmenopausal osteoporosis.
We are currently in arbitration proceedings with Ipsen in connection with the License Agreement. See “Legal Proceedings” for more information.
RAD1901
We exclusively licensed the worldwide rights to RAD1901 from Eisai Co. Ltd., or Eisai. Our license with Eisai did not originally include rights for Japan, however, in March 2015, we entered into an amendment to the Eisai Agreement under which Eisai granted us an exclusive right and license to research, develop, manufacture and commercialize RAD1901 in Japan. In consideration for the rights to RAD1901 in Japan, we paid Eisai an initial license fee of $0.4 million upon execution of the amendment, which was expensed during the three months ended March 31, 2015.
In consideration for the worldwide rights to RAD1901 and in recognition of certain milestones having been met to date, we have paid to Eisai an aggregate amount of $1.9 million. Total additional milestone payments that could be payable under the Eisai agreement, as amended, are $22.3 million, payable upon the achievement of certain future clinical and regulatory milestones. Should RAD1901 be approved and subsequently become commercialized, we will be obligated to pay to Eisai a royalty in a variable mid-single digit range based on net sales of the product on a country-by-country basis for a period that expires on the later of (1) the date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic version of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated. The latest licensed patent is expected to expire, barring any extension thereof, on August 18, 2026. The royalty rate shall then be subject to reduction and the royalty obligation will expire at such time as sales of lawful generic versions of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound. We were also granted the right to grant sublicenses with prior written approval from Eisai. If we sublicense RAD1901 to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees we receive from such sublicensee and royalties in a variable mid-single digit range based on net sales of the sublicensee. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.
Net Operating Loss Carryforwards
As of December 31, 2016, we had federal and state net operating loss carryforwards of approximately $526.7 million and $385.3 million, respectively, the use of which may be limited, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2036.
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
We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash, cash equivalents and short-term marketable securities of $332.4 million, consisting of cash, money market funds, domestic corporate debt securities, domestic corporate commercial paper, and asset-backed securities. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. As of December 31, 2016, we do not have any hard to value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
FINANCIAL STATEMENTS
Radius Health, Inc.
Index to Consolidated Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	77
Consolidated Balance Sheets as of December 31, 2016 and 2015	78
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014	79
Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014	80
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	83
Notes to Consolidated Financial Statements	85

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Radius Health, Inc.
We have audited the accompanying consolidated balance sheets of Radius Health, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radius Health, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Radius Health, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2017

Radius Health, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$258,567	$159,678
Restricted cash	47	—
Marketable securities	73,880	313,661
Prepaid expenses and other current assets	2,315	6,969
Total current assets	334,809	480,308
Property and equipment, net	4,922	1,897
Other assets	551	260
Total assets	$340,282	$482,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,128	$6,228
Accrued expenses and other current liabilities	26,597	14,952
Total current liabilities	32,725	21,180
Other non-current liabilities	379	—
Total liabilities	$33,104	$21,180
Commitments and contingencies
Stockholders' equity:
Common stock, $.0001 par value; 200,000,000 shares authorized, 43,141,134 shares and 42,984,243 shares issued and outstanding at December 31, 2016 and 2015, respectively	4	4
Additional paid-in-capital	935,671	907,040
Accumulated other comprehensive income	71	5
Accumulated deficit	(628,568)	(445,764)
Total stockholders' equity	307,178	461,285
Total liabilities and stockholders' equity	$340,282	$482,465

See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	December 31,
	2016	2015	2014
OPERATING EXPENSES:
Research and development	$107,406	$68,280	$45,719
General and administrative	77,542	30,797	13,674
Loss from operations	(184,948)	(99,077)	(59,393)
OTHER (EXPENSE) INCOME:
Other (expense), net	(293)	(35)	(510)
Loss on retirement of note payable	—	(1,572)	(203)
Interest income	2,437	1,043	94
Interest expense	—	(1,885)	(2,467)
NET LOSS	$(182,804)	$(101,526)	$(62,479)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized gain (loss) from available-for-sale securities	66	26	(21)
COMPREHENSIVE LOSS	$(182,738)	$(101,500)	$(62,500)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED (Note 12)	$(182,804)	$(101,526)	$(71,479)
LOSS PER SHARE:
Basic and diluted	$(4.24)	$(2.56)	$(4.04)
WEIGHTED AVERAGE SHARES:
Basic and diluted	43,067,952	39,643,099	17,699,487
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
Net loss
Unrealized gain from available-for-sale securities
Exercise of warrants
Exercise of options
Stock-based compensation expense
Issuance of common stock, net
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible
Preferred Stock and Stockholders' Equity (Deficit) (Continued)

(In thousands, except share and per share amounts)

	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2013	385,664	$—	$—	$—	$(277,301)	$(277,301)
Net loss					(62,479)	(62,479)
Unrealized loss from available-for-sale securities				(21)		(21)
Issuance of preferred stock						—
Accretion of dividends on preferred stock			(4,542)		(4,458)	(9,000)
Issuance of warrants			41			41
Exercise of warrants	20,435					—
Stock options exercised	49,382		170			170
Share-based compensation expense			7,070			7,070
Issuance of common stock, net	10,141,268	1	103,803			103,804
Conversion of convertible preferred stock into common stock	22,327,786	2	298,061			298,063
Reclassification of warrant liability to additional paid in capital			3,117			3,117
December 31, 2014	32,924,535	$3	$407,720	$(21)	$(344,238)	$63,464
Net loss					(101,526)	(101,526)
Unrealized gain from available-for-sale securities				26		26
Exercise of warrants	529,862					—
Exercise of options	267,684		2,337			2,337
Share-based compensation expense			14,734			14,734
Balance at Issuance of common stock, net	9,262,162	1	482,249			482,250
December 31, 2015	42,984,243	$4	$907,040	$5	$(445,764)	$461,285
Net loss					(182,804)	(182,804)
Unrealized gain from available-for-sale securities				66		66
Exercise of warrants	19,172					—
Exercise of options	137,719		2,573			2,573
Share-based compensation expense			26,058			26,058
Balance at Issuance of common stock, net						—
Balance at December 31, 2016	43,141,134	$4	$935,671	$71	$(628,568)	$307,178

See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(182,804)	$(101,526)	$(62,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	586	176	77
Amortization of premium (accretion of discount) marketable securities, net	791	1,714	429
Stock-based compensation expense	26,058	14,734	7,070
Research and development expense settled in stock	—	—	2,717
Change in fair value of other current assets, warrant liability and other liability	—	—	505
Non-cash interest	—	183	295
Loss on retirement of note payable	—	1,572	57
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,607	(4,914)	(1,639)
Other long-term assets	(291)	(108)	(105)
Accounts payable	(100)	3,936	1,991
Accrued expenses and other current liabilities	11,349	(2,870)	2,737
Net cash used in operating activities	(139,804)	(87,103)	(48,345)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(2,936)	(1,231)	(857)
Purchases of marketable securities	(260,547)	(579,088)	(97,678)
Sales and maturities of marketable securities	499,603	340,497	20,470
Net cash (used in) provided by investing activities	236,120	(239,822)	(78,065)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,573	2,337	170
Net proceeds from the issuance of preferred stock, net	—	—	27,368
Proceeds from note payable, net	—	—	24,555
Proceeds from issuance of common stock, net	—	482,250	103,804
Deferred financing costs	—	—	(116)
Payments on note payable	—	(25,000)	(13,156)
Fee for early prepayment of note payable	—	(1,502)	—
Net cash provided by financing activities	2,573	458,085	142,625
NET INCREASE IN CASH AND CASH EQUIVALENTS	98,889	131,160	16,215
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	159,678	28,518	12,303
CASH AND CASH EQUIVALENTS AT END OF YEAR	$258,567	$159,678	$28,518
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$1,490	$1,971
Property and equipment purchases in accrued expense at period end	$675	$—	$—
NON-CASH FINANCING ACTIVITIES:
Accretion of dividends on preferred stock	$—	$—	$9,000
Reclassification of preferred stock to common stock	$—	$—	$298,063
Fair value of series A-6 convertible preferred stock issued as settlement of liability	$—	$—	$10,109
Fair value of warrants issued	$—	$—	$1,552

See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
Radius Health, Inc. ("Radius" or the "Company") is a science-driven biopharmaceutical company that is committed to developing innovative therapeutics in the areas of osteoporosis, oncology and endocrine diseases. The Company's lead product candidate, the investigational drug abaloparatide for subcutaneous injection ("abaloparatide-SC"), has completed Phase 3 development for potential use in the reduction of fracture risk in women with postmenopausal osteoporosis. Radius' New Drug Application ("NDA"), for abaloparatide-SC is under regulatory review by the U.S. Food and Drug Administration ("FDA"), with a Prescription Drug User Fee Act ("PDUFA") date of March 30, 2017. Radius’ European Marketing Authorisation Application ("MAA") for abaloparatide-SC is under review by the Committee for Medicinal Products for Human Use of the EMA ("CHMP"). The Radius clinical pipeline also includes an investigational abaloparatide transdermal patch ("abaloparatide-TD") for potential use in the treatment of women with postmenopausal osteoporosis and the investigational drug RAD1901 for potential use in the treatment of hormone-driven and/or hormone-resistant breast cancer, as well as for potential use in the treatment of vasomotor symptoms in postmenopausal women. Radius' clinical pipeline includes RAD140, a non-steroidal selective androgen receptor modulator, under investigation for potential use in the treatment of breast cancer.
The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approvals to market its investigational product candidates, market acceptance of the Company's investigational product candidates following receipt of regulatory approval, competition for its investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company's future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of December 31, 2016, the Company had an accumulated deficit of $628.6 million, and total cash, cash equivalents and marketable securities of $332.4 million.
Based upon its cash, cash equivalents and marketable securities balance as of December 31, 2016, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational products that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital to fund its development plans, U.S. commercial scale-up and other operational activities, for not less than twelve months from the date of this filing and into 2018. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents and marketable securities, or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.
2. Summary of Significant Accounting Policies
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
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
Cash Equivalents—The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Money market funds represents a majority of the cash equivalents balance at December 31, 2016 and 2015.

Marketable Securities—All investment instruments with an original maturity date, when purchased, in excess of three months have been classified as current marketable securities. The Company classifies securities that are available to fund current operations as current assets. These marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are included within other comprehensive (loss) income within stockholders' equity (deficit). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the years ended December 31, 2016 and 2015.
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
Inventory—The Company capitalizes inventories produced in preparation for initiating sales of a drug candidate when the related drug candidate is approved or considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales of the inventories. Inventory capitalization begins after receiving approval for the New Drug Application filed with the U.S. Food and Drug Administration, or an international equivalent. Determining whether or not to continue to record the commercial supply costs related to a product candidate as research and development expenses, or to capitalize these costs as inventory, involves significant judgment. There were no capitalized inventories as of December 31, 2016 and 2015.
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
Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns the Company has recorded a full valuation allowance against otherwise realizable net deferred tax assets as of December 31, 2016 and 2015.
Financial Instruments Indexed to, and Potentially Settled in, the Company's Common Stock —The Company evaluates all financial instruments issued in connection with its debt borrowings and equity offerings when determining the proper accounting treatment for such instruments in the Company's consolidated financial statements. The Company considers a number of generally accepted accounting principles to determine such treatment and evaluates the features of the instrument to determine the appropriate accounting treatment. The Company utilizes the Black-Scholes method or other appropriate methods to determine the fair value of its derivative financial instruments. Key valuation factors in determining the fair value include, but are not limited to, the current stock price as of the date of measurement, the exercise price, the remaining contractual life, expected volatility for the instrument and the risk-free interest rate. For financial instruments that are determined to be classified as liabilities on the balance sheet, changes in fair value are recorded as a gain or loss in the Company's statement of operations, with the corresponding amount recorded as an adjustment to the liability on its balance sheet.
Stock-Based Compensation-Options—The Company measures stock-based compensation cost at the accounting measurement date based on the fair value of the option, and recognizes the expense related to awards to employees on a straight-line basis over the requisite service period of the option, which is typically the vesting period.
The Company estimates the fair value of each option using the Black-Scholes option pricing model that takes into account the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option. Due to the limited trading history of the Company's common stock since its initial public offering in June 2014, the Company uses the simplified method described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, to determine the expected life of the option grants. The estimate of expected volatility is based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option's expected term. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Accordingly, it uses an expected dividend yield of zero. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant valuation for a period commensurate with the option's expected term. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the related compensation expense.
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
Net Loss Per Common Share—Net loss per common share is calculated using an earnings allocation formula that determines net loss per share for the holders of the Company's common shares and participating securities. Prior to the initial public offering, all of the Company's series of preferred stock contained participation rights in any dividend paid by the Company and were deemed to be participating securities. Net income available to common shareholders and participating preferred shares was allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.
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
Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard will be effective for the year ending December 31, 2018. To date, we have no contracts with customers. We expect to have FDA approval in 2017 and will evaluate our accounting policy at the time.
In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments under ASU 2014-15 are effective for annual fiscal period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 did not have a material impact on the Company's results of operations, financial position or cash flows.
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements—Overall (Subtopics 825-10) ("ASU 2016-01"). ASU 2016-01 provides updated guidance on the recognition and measurement of financial assets and financial liabilities that will supersede most current guidance. ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The amendments in ASU 2016-01 supersede the guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through earnings. The amendments under ASU 2016-01 are effective, for public business entities, for periods beginning after December 15, 2017, including interim periods within those fiscal years, and with early adoption permitted. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its results of operations, financial position or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification (“ASC”) Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-09 on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Statements ("ASU 2016-13"). ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have contractual right to receive cash. ASU 2016-13 requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented at the net amount expected to be collected using an allowance for credit losses valuation account. ASU 2016-13 requires that credit losses relating to available-for-sale debt securities should be limited by the amount which the fair value is below amortized cost. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its results of operations, financial position or cash flows.
3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	December 31, 2016
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$77,443	$—	$—	$77,443
Money market	173,631	—	—	173,631
Domestic corporate commercial paper	5,487	—	—	5,487
Domestic corporate debt securities	2,006	—	—	2,006
Total	$258,567	$—	$—	$258,567
Marketable securities:
Domestic corporate debt securities	$19,317	$—	$(2)	$19,315
Domestic corporate commercial paper	31,852	78	—	31,930
Asset-backed securities	22,639	—	(4)	22,635
Total	$73,808	$78	$(6)	$73,880

	December 31, 2015
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,934	$—	$—	$2,934
Money market funds	83,257	—	—	83,257
Domestic corporate commercial paper	39,984	—	—	39,984
Government-sponsored enterprise debt securities	15,996	$—	$—	15,996
Domestic corporate debt securities	10,007	$—	$—	10,007
Asset-backed securities	7,500	$—	$—	7,500
Total	$159,678	$—	$—	$159,678
Marketable securities:
Domestic corporate debt securities	$173,142	—	$(107)	$173,035
Domestic corporate commercial paper	84,004	154	—	84,158
Asset-backed securities	56,510	$1	$(43)	56,468
Total	$313,656	$155	$(150)	$313,661
There were no debt securities that had been in an unrealized loss position for more than 12 months as of December 31, 2016 or December 31, 2015. There were 13 debt securities in an unrealized loss position for less than 12 months at December 31, 2016 and there were 57 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2015. The aggregate unrealized loss on these securities as of December 31, 2016 and 2015 was approximately $6 thousand and $150 thousand, respectively, and the fair value was $35.7 million and $225.7 million, respectively. The Company considered the decline in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2016 and 2015.
As of December 31, 2016 and 2015, marketable securities solely consisted of investments that mature within one year.
4. Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (In Years)	December 31,
		2016	2015
Furniture and fixtures, lab and office equipment	5	$901	$314
Computer equipment and software	3	1,412	479
Manufacturing equipment	10	1,209	1,127
Leasehold improvements	Shorter of useful life or remaining lease term	1,253	322
Construction in progress	-	1,078	—
		5,853	2,242
Less accumulated depreciation and amortization		(931)	(345)
Property and equipment, net		$4,922	$1,897
The Company performed a qualitative impairment analysis to determine if any of the assets displayed indicators of impairment that would trigger the need for further analysis. As a result of the qualitative assessment, the Company concluded that there were no indicators of impairment for any property and equipment assets as of December 31, 2016.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Research costs—Nordic (1)	$1,228	$2,898
Research costs—other	8,404	5,178
Payroll and employee benefits	9,338	3,330
Professional fees	7,532	3,546
Other current liabilities	95	—
Total accrued expenses and other current liabilities	$26,597	$14,952
_______________________________________________________________________________

(1)
Includes amounts accrued ratably over the estimated per patient treatment period for the services provided by Nordic under the Second Extension. Amounts do not include pass-through costs which are expensed as incurred or upon delivery. See Note 10 for additional information.

6. Loan and Security Agreement
In May 2014, the Company entered into a loan and security agreement (the "2014 Credit Facility"), with Solar Capital Ltd. ("Solar"), as collateral agent and a lender, and Oxford, as a lender (the "Lenders"), pursuant to which Solar and Oxford agreed to make available to the Company $30.0 million in the aggregate subject to certain conditions to funding. An initial term loan was made in May 2014 in an aggregate principal amount equal to $21.0 million (the "Initial Term Loan"). The Company used approximately $9.3 million of the Initial Term Loan to repay all amounts owed under a previous loan and security agreement with other financial institutions.
In July 2014, the Company entered into a first amendment to the 2014 Credit Facility (the "First Amendment"). The terms of the First Amendment, among other things, provided the Company with, subject to certain customary funding conditions, additional term loans in an aggregate principal amount of $4.0 million upon the closing of the First Amendment. The Company borrowed the additional $4.0 million in July 2014.
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
On August 4, 2015, the Company prepaid all amounts owed under the 2014 Credit Facility and the First Amendment. After consideration of relevant fees required under the 2014 Credit Facility and the First Amendment, the total payment amounted to $26.5 million, which resulted in a loss on retirement of $1.6 million during the third quarter of 2015.
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
On October 7, 2014, the Company completed an additional public offering of 2,750,000 shares of common stock at a price of $18.25 per share, for aggregate proceeds, net of underwriting discounts, commissions, and offering costs, of approximately $46.9 million. On October 7, 2014, the underwriters purchased an additional 378,524 shares, in the aggregate, by exercising a portion of the over-allotment option granted to them in connection with the offering. As a result of the public offering and subsequent exercise of the over-allotment option, the Company received aggregate proceeds, net of underwriting discounts, commissions, and offering costs of approximately $53.4 million.
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
Preferred Stock
On February 14, 2014, the Company entered into a Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement (the "Series B-2 Purchase Agreement"), pursuant to which the Company was able to raise up to approximately $40.2 million through the issuance of (1) up to 655,000 shares of its preferred stock (the "Series B-2"), and (2) warrants to acquire up to 718,201 shares of its common stock with an exercise price of $14.004 per share. In February and March 2014, the Company consummated closings under the Series B-2 Purchase Agreement, whereby, in exchange for aggregate gross proceeds to the Company of approximately $27.5 million, the Company issued an aggregate of 448,060 shares of Series B-2 and warrants to purchase up to a total of 491,293 shares of its common stock. The warrants can be exercised at any time prior to the fifth anniversary of their issuance. Upon completion of the Company's initial public offering, all outstanding warrants to purchase shares of series B-2 convertible preferred stock were converted into the right to purchase shares of common stock.
8. Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015 (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$77,443	$—	$—	$77,443
Money market funds (1)	173,631	—	—	173,631
Domestic corporate commercial paper (2)	—	5,487	—	5,487
Domestic corporate debt securities (2)	—	2,006	—	2,006
Total	$251,074	$7,493	$—	$258,567
Marketable Securities
Domestic corporate debt securities (2)	$—	$19,315	$—	$19,315
Domestic corporate commercial paper (2)	—	31,930	—	31,930
Asset-backed securities (2)	—	22,635	—	22,635
Total	$—	$73,880	$—	$73,880

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$2,934	$—	$—	$2,934
Money market funds (1)	83,257	—	—	83,257
Domestic corporate commercial paper (2)	—	39,984	—	39,984
Government-sponsored enterprise debt securities (2)	—	15,996	—	15,996
Domestic corporate debt securities (2)	—	10,007	—	10,007
Asset-backed securities (2)	—	7,500	—	7,500
Total	$86,191	$73,487	$—	$159,678
Marketable securities:
Domestic corporate debt securities (2)	$—	$173,035	$—	$173,035
Domestic corporate commercial paper (2)	—	84,158	—	84,158
Asset-backed securities (2)	—	56,468	—	56,468
Total	$—	$313,661	$—	$313,661
_______________________________________________________________________________

(1)	Fair value is based upon quoted market prices.

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

9. License Agreements
In September 2005, the Company entered into a license agreement (the "License Agreement"), as amended, with an affiliate of Ipsen Pharma SAS ("Ipsen") under which the Company exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan (where the Company does not hold abaloparatide-SC development and commercialization rights) and France (where the Company’s commercialization rights were subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement were met). We believe that Ipsen's co-marketing and co-promotion rights in France have permanently expired. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen further granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling us to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and France (as discussed above).
In consideration for these rights, the Company made nonrefundable, non-creditable payments in aggregate of $4.3 million to Ipsen. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement is €32.0 million (approximately $33.6 million). Should abaloparatide be approved and subsequently commercialized, the agreement provides that the Company would pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
If the Company sublicenses abaloparatide to a third party, then the agreement provides that the Company would pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if the Company or its sublicensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, then the agreement provides that the Company would pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of licensed patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country.

The License Agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires in that country, or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated in accordance with its terms.
In June 2006, the Company entered into a license agreement (the "Eisai Agreement"), with Eisai Co. Ltd., ("Eisai"). Under the Eisai Agreement, Eisai granted to the Company an exclusive right and license to research, develop, manufacture and commercialize RAD1901 and related products from Eisai in all countries, except Japan. In consideration for the rights to RAD1901, the Company paid Eisai an initial license fee of $0.5 million, which was expensed during 2006. In March 2015, the Company entered into an amendment to the Eisai Agreement (the "Eisai Amendment") in which Eisai granted to the Company the exclusive right and license to research, develop, manufacture and commercialize RAD1901 in Japan. In consideration for the rights to RAD1901 in Japan, the Company paid Eisai a license fee of $0.4 million upon execution of the Eisai Amendment, which was recognized as research and development expense in 2015. The Eisai Amendment, as amended, also provides for additional payments of up to $22.3 million, payable upon the achievement of certain clinical and regulatory milestones.
Under the Eisai Agreement, as amended, should a product covered by the licensed technology be commercialized, the Company will be obligated to pay to Eisai royalties in a variable mid-single digit range based on net sales of the product on a country-by-country basis. The royalty rate will be reduced, on a country-by-country basis, at such time as the last remaining valid claim in the licensed patents expires, lapses or is invalidated and the product is not covered by data protection clauses. In addition, the royalty rate will be reduced, on a country-by-country basis, if, in addition to the conditions specified in the previous sentence, sales of lawful generic versions of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound during a calendar quarter. The latest licensed patent is expected to expire, barring any extension thereof, on August 18, 2026.
The Eisai Agreement, as amended, also grants the Company the right to grant sublicenses with prior written approval from Eisai. If the Company sublicenses the licensed technology to a third party, the Company will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees received from such sublicensee and royalties in the low single digit range based on net sales of the sublicensee. The license agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic versions of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.
10. Research Agreements
Abaloparatide-SC Phase 3 Clinical Trial— The Company contracted with Nordic Bioscience Clinical Development VII A/S ("Nordic") to conduct the Company's Phase 3 clinical trial of abaloparatide-SC (the "Phase 3 Clinical Trial"). The Company also contracted with Nordic for Nordic to perform an extension study to evaluate six months of standard-of-care osteoporosis management following the completion of the Phase 3 Clinical Trial (the "Extension Study"), and, upon completion of this initial six months, an additional period of 18 months of standard-of-care osteoporosis management (the "Second Extension").
In April 2015, the Company contracted with Nordic to perform additional services, including additional monitoring of patients enrolled in the Second Extension. Payments in cash to be made to Nordic for these additional services are denominated in euros and total up to approximately €4.1 million (approximately $4.3 million).
Payments in cash to be made to Nordic for the services related to the Extension Study and Second Extension are denominated in both euros and U.S. dollars and total up to €11.9 million (approximately $12.5 million) and $1.1 million, respectively. As of December 31, 2016, the last patient's final visit in the Second Extension had occurred and all obligations due to Nordic in relation to the Extension Study have been paid.
The Company recognizes research and development expense for the amounts due to Nordic under the Extension Study and the Second Extension ratably over the estimated per patient treatment periods beginning upon enrollment, or over a nine-month and nineteen-month period, respectively. The Company recorded $2.5 million, $5.4 million, and $9.6 million, for the years ended December 31, 2016, 2015, and 2014 respectively, for per patient costs incurred.
As of December 31, 2016, the Company had a liability of $1.2 million reflected in accrued expenses and other current liabilities on the consolidated balance sheet resulting from services provided by Nordic under the Second Extension, which are payable in cash.
11. Employee Stock Benefit Plans

Summary of Stock-based Compensation Plans
The Company has the following stock-based compensation plans as of December 31, 2016, under which equity awards have been granted to employees, directors and consultants:

•	2003 Long-Term Incentive Plan; and

•	2011 Equity Incentive Plan.
The Company's 2011 Equity Incentive Plan replaced the Company's 2003 Long-Term Incentive Plan when the Company's board of directors approved the new plan on November 7, 2011. As of December 31, 2016, an aggregate of approximately 9,860,000 shares have been authorized for issuance under the Company's stock-based compensation plans, with approximately 6,374,000 options outstanding. The number of common shares available for granting of future awards under these plans was approximately 2,960,000 at December 31, 2016.
2003 Long-Term Incentive Plan—The Company's 2003 Long-Term Incentive Plan (the "2003 Plan") provides for the granting of incentive stock options and nonqualified options to key employees, directors and consultants of the Company. The exercise price of the incentive stock options, as determined by the Company's board of directors, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the common stock fair value as of the date of the grant. The provisions of the 2003 Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock). Stock options generally vest over a four-year period. Certain options contain explicit performance conditions. The Company authorized approximately 884,000 shares of common stock for issuance under the 2003 Plan.
2011 Equity Incentive Plan—The Company's 2011 Equity Incentive Plan (the "2011 Plan") provides for the granting of incentive stock options and nonqualified options to key employees, directors and consultants of the Company. The exercise price of the incentive stock options, as determined by the Company's board of directors, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the common stock fair value as of the date of the grant. The provisions of the 2011 Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock). Stock options generally vest over a four-year period, subject to continued employment with, or services to, the Company. During 2015, the Company also issued stock options to certain members of its board of directors which vested immediately. Certain options contain explicit performance conditions. The Company has authorized approximately 8,976,000 shares of common stock for issuance under the 2011 Plan. In addition, the shares remaining available for issuance under the 2003 Plan were assumed as shares authorized under the 2011 Plan.
The Company granted inducement stock option awards to purchase the Company's common stock to certain new non-executive employees on March 7, 2016, March 28, 2016 and May 8, 2016.  The total inducement stock options issued were 341,450 with exercise prices ranging between $30.25 to $33.49 per option. Each inducement option award vests 25% on the first anniversary of the employee's hire date, with the remaining 75% to vest in monthly installments over the three years thereafter, and has a 10-year term.  These inducement stock options were granted pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules for equity grants to induce the new employees to enter into employment with the Company.
2016 Employee Stock Purchase Plan
Eligible employees may participate in the Company's 2016 Employee Stock Purchase Plan. Under this plan, participants may purchase common stock of the Company at the end of a pre-determined six-month offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. Shares are purchased through payroll deductions of up to 25% of each participating employee's annual compensation over the course of the six-month offering period, subject to certain limitations. The current plan allows for the issuance of 1,290,594 shares of common stock to eligible employees. At December 31, 2016, there were 1,290,594 shares available for future sale to employees under this plan.
In September 2016, the Company initiated the first offering period under the plan, which runs from September 1, 2016 through February 28, 2017. As of December 31, 2016, the Company recorded a liability of $0.9 million related to employee withholdings under this plan.
Options—The Company has historically granted stock options at exercise prices no less than the fair value of its common stock as determined by its board of directors, with input from management. Prior to the Company's initial public offering, the Company's board of directors had historically determined, with input from management, the estimated fair value of the Company's common stock on the date of grant based on a number of objective and subjective factors, including:

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
After the Company's initial public offering, exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant, as determined under the 2011 Plan.
The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its employee stock options. The weighted-average grant-date fair value per share of options granted during 2016, 2015, and 2014 was $19.79, $30.52, and $8.26 respectively. The weighted-average assumptions used in the Black-Scholes option-pricing model were as follows:

	Years Ended December 31,
	2016	2015	2014
Expected term (years)	5.95	6.08	6.06
Volatility	55%	55%	59%
Expected dividend yield	0%	0%	0%
Risk-free interest rates	1.91%	1.72%	2.06%
A summary of stock option activity for the year ended December 31, 2016 is as follows (in thousands, except for per share and weighted-average contractual life amounts):

	Shares	Weighted-Average Exercise Price (in dollars per share)	Weighted-Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	4,408	$28.75
Granted	2,259	37.08
Exercised	(138)	18.69
Cancelled	(155)	41.41
Expired	—	—
Options outstanding at December 31, 2016	6,374	$31.60	7.89	$76,364
Options exercisable at December 31, 2016	2,687	$21.28	6.59	$54,659
Options vested or expected to vest at December 31, 2016	6,269	$31.43	7.87	$75,884
The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2016 and 2015 was $3.7 million and $14.7 million, respectively.
As of December 31, 2016, there was approximately $65.4 million of total unrecognized compensation expense related to unvested option-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3 years.
Restricted Stock Units—In April 2016, the Company awarded 58,500 restricted stock units ("RSUs") to employees at an average grant date fair value of $33.03 per RSU. Each RSU entitles the holder to receive one share of the Company's common stock if and when the RSU vests. The RSUs vest in four substantially equal installments on each of the first four anniversaries of the vesting commencement date, subject to the employee's continued employment with, or services to, the Company on such vesting date. Compensation expense is recognized on a straight line basis.

A summary of RSU activity during the nine months ended December 31, 2016 is as follows (in thousands, except for per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding at December 31, 2015	—	$—
Granted	59	33.03
Vested	—	—
Forfeited	(2)	33.03
RSUs Outstanding at December 31, 2016	57	$33.03
As of December 31, 2016, there was approximately $1.5 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3 years.
The following table summarizes stock-based compensation expense by financial statement line (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development	$11,190	$7,864	$1,953
General and administrative	14,868	6,870	5,117
Share-based compensation expense included in operating expenses	$26,058	$14,734	$7,070
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
There were no PU's granted during the year ended December 31, 2016. The weighted-average grant-date fair value per unit of PUs granted during the year ended December 31, 2015 was $49.59, which was calculated using a Monte Carlo simulation analysis performed by an independent valuation firm. This valuation methodology utilizes several key assumptions including the forecasted stock price, stock price volatility, risk-free rate as of valuation date, stock price as of grant date, and the trigger for the performance condition to be met.
As of December 31, 2016, there was approximately $0.4 million of total unrecognized compensation expense related to unvested PUs, which is expected to be recognized over a weighted-average period of approximately 2 years.
12. Net Loss Per Share
Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(182,804)	$(101,526)	$(62,479)
Accretion of preferred stock	—	—	(9,000)
Loss attributable to common stockholders—basic	(182,804)	(101,526)	(71,479)
Effect of dilutive convertible preferred stock	—	—	—
Loss attributable to common stockholders—diluted	$(182,804)	$(101,526)	$(71,479)
Denominator:
Weighted-average number of common shares used in loss per share— basic and diluted	43,067,952	39,643,099	17,699,487
Loss per share—basic and diluted	$(4.24)	$(2.56)	$(4.04)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the years ended December 31, 2016, 2015, and 2014 all of the Company's classes of convertible preferred stock, options to purchase common stock, warrants and performance units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Year Ended December 31
	2016	2015	2014
Convertible preferred stock	—	—	3,857,664
Options to purchase common stock	5,815,168	3,903,051	2,466,492
Warrants	630,444	822,726	1,271,520
Restricted Stock Units	42,363	—	—
13. Income Taxes
For the year ended December 31, 2016, 2015, and 2014 no income tax expense was recorded due to the Company’s net operating losses (NOLs) and full valuation allowance.
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax benefit using U.S. federal statutory rate	$(62,141)	$(34,391)	$(21,243)
State income taxes, net of federal benefit	(5,236)	(4,434)	(2,494)
Stock-based compensation	1,585	752	149
Research and development tax credits	(2,794)	(1,469)	(499)
Change in the valuation allowance	48,096	39,291	23,186
Permanent items	53	26	910
Other	1,371	225	(9)
Expiring NOLs and credits - 382 Limitation	$19,066	—	—
Income tax expense	$—	$—	$—
The Company is subject to Massachusetts net worth taxes, not based on income, which is largely offset by allowable tax credits and recorded as a component of operating expenses.

The principal components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Non-current assets:
NOL carryforwards	$193,436	$154,239
Capitalized research and development	1,970	263
Research and development credits	4,525	6,313
Depreciation and amortization	(173)	(119)
Accrued expenses	3,109	1,073
Stock-based compensation	14,903	7,753
Other	55	29
Gross non-current deferred tax assets	217,825	169,551
Valuation allowance	(217,825)	(169,551)
Net non-current deferred tax assets	$—	$—

FASB ASC 740—Income Taxes requires that a valuation allowance be established to reduce a deferred tax asset to its realizable value when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including the utilization of past tax credits and length of carry-back and carry-forward periods, reversal of temporary differences, tax planning strategies, our current and past performance, the market environment in which we operate, and the evaluation of tax planning strategies to generate future taxable income.
The Company has recorded a valuation allowance against its deferred tax assets in each of the years ended December 31, 2016, 2015, and 2014, because the Company's management believes that it is more likely than not that these assets will not be realized. The increase in the valuation allowance in 2016 primarily relates to the net loss incurred by the Company.
As of December 31, 2016 the Company had federal and state net operating loss ("NOL") carryforwards of approximately $526.7 million and $385.3 million, respectively, which may be used to offset future taxable income. The Company also had federal and state tax credits of $3.8 million and $1.1 million, respectively, to offset future tax liabilities. The NOL and tax credit carryforwards will expire at various dates through 2036, are subject to review and possible adjustment by federal and state tax authorities, and are fully reserved by a valuation allowance. In 2016, we completed an evaluation of our tax attributes through December 31, 2015 as outlined under Section 382 of the Internal Revenue Code, which resulted in a reduction of our NOL and credit carryforwards. We have adjusted our NOL and credit carryforwards, and the related valuation allowance, according to the results of this evaluation. At December 31, 2016, $16.1 million of the federal and state NOL carryforwards relate to excess stock based compensation tax benefits. The Company's excess stock based compensation tax benefits will be recorded as a deferred tax asset when the Company adopts ASU, 2016-09, Compensation - Stock Compensation (Topic 718).
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2016 and 2015, the Company had no material unrecognized tax benefits or uncertain tax positions. The Company has not, as yet, conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and net operating loss carryforward and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or consolidated statement of operations if an adjustment were required. The Company recognizes interest or penalties on any unrecognized benefits since inception.
No interest or penalties have been recorded for the years ended December 31, 2016, 2015, or 2014. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.
The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities remains open for years 2013 through 2016. The Company files income tax returns in the United States and several states. There are currently no federal or state audits in progress.

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
In November 2016, we received notice that in October 2016, Ipsen had initiated arbitration proceedings against us in the International Chamber of Commerce’s International Court of Arbitration. Ipsen’s Request for Arbitration alleges that we breached various provisions of the License Agreement concerning abaloparatide, including with regard to Ipsen's right to co-promote abaloparatide in France and a license from us with respect to Japan. Ipsen seeks declaratory relief, compliance with the License Agreement, damages, costs and fees as a result of the purported breaches, and alleges the monetary value of these claims is approximately €50 million.
In January 2017, we submitted an Answer denying Ipsen’s claims and alleging counterclaims against Ipsen for breach of the License Agreement and other declaratory judgment. We asserted, among other things, that Ipsen's claimed rights to co-promote abaloparatide in France and to a license from us with respect to Japan have permanently expired, and that Ipsen has breached the License Agreement by, among other things, allowing certain patents to expire and by purporting to license to a third party certain manufacturing and other rights that we contend Ipsen exclusively licensed to us. We are seeking dismissal of Ipsen’s claims, as well as declaratory relief, compliance with the License Agreement, and other damages, costs and fees to be determined by the Arbitral Tribunal.
In February 2017, Ipsen submitted a Reply denying our counterclaims and alleging that we are precluded from asserting them. Given that this matter is at a preliminary stage, we cannot predict or assess the likely outcome of these proceedings.
Commitments—The Company leases certain office space in Massachusetts, New Jersey and Pennsylvania under non-cancellable operating leases that expire over various terms through the end of 2020.
The Company is obligated to make monthly rent payments pursuant to these non-cancellable agreements as set forth below (in thousands):

Years ended December 31,	Future Lease Commitments
2017	$3,020
2018	2,203
2019	1,499
2020	1,192
Total minimum lease payments	$7,914
Rent expense for the years ended December 31, 2016, 2015, and 2014 was $2.8 million, $0.6 million and $0.2 million, respectively.
Manufacturing Agreements—In June 2016, the Company entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device (the "Device") customized for subcutaneous injection of abaloparatide. The Company has agreed to purchase a minimum number of Devices at prices per Device that decrease with an increase in quantity supplied. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the Device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years from the earlier of the date of delivery of the first commercial batch of Devices after regulatory approval and June 1, 2017, after which, it automatically renews for two-year terms until terminated. The Company will purchase the Device subject to minimum annual quantity requirements over the initial three-year term of the agreement. During the initial term of the agreement, the Company estimates that it will be obligated to make total minimum payments to Ypsomed of approximately CHF 3.9 million ($4.0 million) in the aggregate, including the milestone payments and one-time capacity fee.

In June 2016, the Company entered into a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product containing the active pharmaceutical ingredient (“API”) of abaloparatide, to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. The Company has agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company has agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The Company will purchase these services subject to minimum annual quantity requirements over the initial five-year term of the agreement. The agreement has an initial term of five years, which began on January 1, 2016, after which, it automatically renews for two-year terms unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.

In July 2016, the Company entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB ("PPL"), as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually. The agreement has an initial term of a six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
15. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2016 and 2015 is as follows (in thousands, except for share and per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016:
Net loss	$(40,463)	$(43,435)	$(46,186)	$(52,720)
Net loss applicable to common stock	(40,463)	(43,435)	(46,186)	(52,720)
Net loss per share—basic and diluted	(0.94)	(1.01)	(1.07)	(1.22)
Weighted-average common shares outstanding—basic and diluted	43,012,924	43,042,883	43,092,921	43,122,210

2015:
Net loss	$(17,057)	$(22,965)	$(28,264)	$(33,240)
Net loss applicable to common stock	(17,057)	(22,965)	(28,264)	(33,240)
Net loss per share—basic and diluted	(0.47)	(0.61)	(0.68)	(0.77)
Weighted-average common shares outstanding—basic and diluted	36,268,975	37,895,651	41,331,612	42,924,137

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Radius Health, Inc.
We have audited Radius Health, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Radius Health, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Radius Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radius Health, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016 of Radius Health, Inc. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2017

ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required with respect to this item will be set forth in our definitive Proxy Statement to be delivered to our stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 7, 2017. Such information is incorporated herein by reference.
Our Board of Directors adopted a Code of Conduct and Ethics applicable to the Board of Directors, our Chief Executive Officer, Chief Financial Officer, other officers of Radius and all other employees of Radius. The Code of Conduct and Ethics is available on our website, http://radiuspharm.com/.
We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct and Ethics that are required to be disclosed pursuant to SEC rules.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at http://radiuspharm.com/. Any amendments to the code, or any waivers from its requirements, will be disclosed on our website. Information contained on or accessible through our website is not incorporated by reference into this report, and you should not consider information contained on or accessible through our website to be part of this report.
The remainder of the response to this item will be set forth in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements
The following consolidated financial statements and supplementary data are included in Part II of Item 8 filed of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	77
Consolidated Balance Sheets as of December 31, 2016 and 2015	78
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014	79
Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014	80
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	83
Notes to Consolidated Financial Statements	85

(b)	Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(c)	Exhibits
The Exhibit Index follows the signature pages hereof and is incorporated herein by reference.

ITEM 16.    FORM 10-K SUMMARY.
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIUS HEALTH, INC.
By:	/s/ ROBERT E. WARD
Robert E. Ward President and Chief Executive Officer
Date: February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. WARD	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
Robert E. Ward

/s/ B. NICHOLAS HARVEY	Chief Financial Officer (Principal Accounting and Financial Officer)	February 24, 2017
B. Nicholas Harvey

/s/ ALAN H. AUERBACH	Director	February 24, 2017
Alan H. Auerbach

/s/ WILLARD H. DERE	Director	February 24, 2017
Willard H. Dere

/s/ CATHERINE FRIEDMAN	Director	February 24, 2017
Catherine Friedman

/s/ ANSBERT K. GADICKE	Director	February 24, 2017
Ansbert K. Gadicke

/s/ JEAN-PIERRE GARNIER	Director	February 24, 2017
Jean-Pierre Garnier

/s/ KURT C. GRAVES	Director	February 24, 2017
Kurt C. Graves

/s/ OWEN HUGHES	Director	February 24, 2017
Owen Hughes

/s/ ANTHONY ROSENBERG	Director	February 24, 2017
Anthony Rosenberg

/s/ DEBASISH ROYCHOWDHURY	Director	February 24, 2017
Debasish Roychowdhury

EXHIBIT INDEX
Unless otherwise indicated, all references to previously filed Exhibits refer to the Company’s filings with the Securities and Exchange Commission, or SEC, under File No. 001-35726.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K		3.1	6/13/2014
3.2	Amended and Restated By-Laws	8-K		3.2	6/13/2014
4.1	Fifth Amended and Restated Stockholders' Agreement, dated April 24, 2014, between the Company and the stockholders party thereto	S-1/A	333-194150	4.2	4/25/2014
	Management Contracts and Compensatory Plans
10.1	Radius Health, Inc. 2003 Long-Term Incentive Plan (as amended)	10-K		10.20	3/10/2015
10.1(a)	Radius Health, Inc. 2003 Long-Term Incentive Plan Form of Stock Option Agreement	8-K	000-53173	10.32	5/23/2011
10.2	Radius Health, Inc. 2011 Equity Incentive Plan (as amended and restated)	8-K		10.1	5/27/2016
10.2(a)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Incentive Stock Options					*
10.2(b)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Non-Incentive Stock Options					*
10.2(c)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement, attached as Exhibit A thereto					*
10.3	Radius Health, Inc. 2016 Employee Stock Purchase Plan	8-K		10.2	5/27/2016
10.4	Radius Health, Inc. Non-Employee Director Compensation Program (as amended)					*
10.5	Employment Letter Agreement, dated November 14, 2003, between the Company, as successor to Nuvios, Inc., and Gary Hattersley	8-K	000-53173	10.49	5/23/2011
10.5(a)	Executive Severance Agreement, dated July 1, 2015, between the Company and Gary Hattersley	8-K		10.2	7/10/2015
10.6	Employment Letter Agreement, dated November 15, 2006, between the Company, as successor to Radius Health, Inc., and B. Nicholas Harvey	8-K	000-53173	10.51	5/23/2011
10.6(a)	Executive Severance Agreement, dated July 1, 2015, between the Company and B. Nicholas Harvey	8-K		10.1	7/10/2015
10.7	Executive Employment Agreement, dated December 12, 2013, between the Company and Robert Ward	8-K		10.1	12/17/2013
10.7(a)	First Amendment, dated July 1, 2015, to Executive Employment Agreement, dated December 12, 2013, between the Company and Robert Ward	8-K		10.5	7/10/2015
10.8	Employment Letter Agreement, dated January 3, 2014, between the Company and Greg Williams	S-1/A	333-194150	10.141	4/3/2014
10.8(a)	Executive Severance Agreement, dated July 1, 2015, between the Company and Greg Williams	8-K		10.4	7/10/2015

10.9	Employment Letter Agreement, dated December 28, 2014, between the Company and Brent Hatzis-Schoch					*
10.10	Employment Letter Agreement, dated February 20, 2015, between the Company and Dinesh Purandare					*
10.11	Employment Letter Agreement, dated July 3, 2015, between the Company and Lorraine Fitzpatrick, M.D.					*
10.12	Employment Letter Agreement, dated August 31, 2015, between the Company and David Snow					*
10.13	Form of Executive Severance Agreement between the Company and David Snow, Lorraine Fitzpatrick, Dinesh Purandare and Brent Hatzis-Schoch					*
10.14	Form of Indemnification Agreement between the Company and its directors	10-K		10.30	3/10/2015
	Other Agreements
10.15	Form of Warrant to Purchase Shares of Common Stock in connection with the Series B Convertible Preferred Stock and Warrant Purchase Agreement, issued by the Company to certain investors and attached schedule with details	8-K		10.2	4/25/2013
10.16	Form of Warrant to Purchase Shares of Common Stock in connection with the Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, issued by the Company to certain investors and attached schedule with details	8-K		10.2	2/21/2014
10.17	Form of Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock issued by the Company to GE Capital Equity Investments	10-K		10.5	3/10/2015
10.18^	License Agreement, dated September 27, 2005, between the Company, as successor to Nuvios, Inc., and Ipsen Pharma SAS (f/k/a SCRAS S.A.S.) on behalf of itself and its affiliates, as amended on September 12, 2007 and May 11, 2011	10-K		10.15	3/10/2015
10.19^	Development and Clinical Supplies Agreement, dated June 19, 2009, between the Company, as successor to Radius Health, Inc., 3M Co. and 3M Innovative Properties Co., as amended on December 31, 2009, September 16, 2010, September 29, 2010, March 2, 2011 and November 30, 2012	10-K		10.18	3/10/2015
10.20^	License Agreement, dated June 29, 2006, between the Company and Eisai Co., Ltd.	8-K/A	000-53173	10.25	10/24/2011
10.20(a)	License Agreement Amendment No. 1, dated March 9, 2015, between the Company and Eisai Co., Ltd.	10-Q		10.3	5/6/2015
10.21^	Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q		10.1	8/4/2016
10.22^	Commercial Supply Agreement, dated June 28, 2016, between the Company and Vetter Pharma International GmbH	10-Q		10.2	8/4/2016
10.23^	Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q		10.1	11/3/2016

10.24	Indenture of Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	8-K	10.1	5/20/2014
10.24(a)	First Amendment, dated September 9, 2015, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.6	11/5/2015
21.1	Subsidiaries of the Company				*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*
32.1	Section 1350 Certification of Chief Executive Officer				**
32.2	Section 1350 Certification of Chief Financial Officer				**
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

_______________________________________________________________________________

^	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

*	Filed herewith.

**	Furnished herewith.