Form 10-Q
period 2017-09-30
Radius Health, Inc.
filed 2017-11-02
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
Or
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

Number of shares of the registrant’s Common Stock, $.0001 par value per share, outstanding as of October 30, 2017: 44,591,841 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Item 1. Condensed Consolidated Financial Statements

Radius Health, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$446,938	$258,567
Restricted cash	47	47
Marketable securities	21,144	73,880
Accounts receivable, net	11,682	—
Inventory	3,074	—
Prepaid expenses and other current assets	7,808	2,315
Total current assets	490,693	334,809
Property and equipment, net	7,306	4,922
Intangible assets	8,380	—
Other assets	558	551
Total assets	$506,937	$340,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,714	$6,128
Accrued expenses and other current liabilities	34,411	26,597
Total current liabilities	38,125	32,725

Other non-current liabilities	213	379
Note payable	162,759	—
Total liabilities	$201,097	$33,104
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized, 44,531,913 shares and 43,141,134 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in-capital	1,117,101	935,671
Accumulated other comprehensive income	2	71
Accumulated deficit	(811,267)	(628,568)
Total stockholders’ equity	305,840	307,178
Total liabilities and stockholders’ equity	$506,937	$340,282

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Product revenue, net	$3,469	$—	$4,449	$—
License revenue	10,000	—	10,000	—
OPERATING EXPENSES:
Cost of sales - product	253	—	358	—
Cost of sales - intangible amortization	200	—	200	—
Research and development	20,997	27,453	60,176	81,827
Selling, general and administrative	47,723	19,240	135,943	50,079
Loss from operations	(55,704)	(46,693)	(182,228)	(131,906)
OTHER (EXPENSE) INCOME:
Other expense, net	(195)	(78)	(212)	(174)
Interest expense	(2,763)	—	(2,763)	—
Interest income	819	585	1,983	1,996
NET LOSS	$(57,843)	$(46,186)	$(183,220)	$(130,084)
OTHER COMPREHENSIVE LOSS:
Unrealized (loss) gain from available-for-sale securities	(1)	(136)	(70)	47
COMPREHENSIVE LOSS	$(57,844)	$(46,322)	$(183,290)	$(130,037)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 10)	$(57,843)	$(46,186)	$(183,220)	$(130,084)
LOSS PER SHARE:
Basic and diluted	$(1.31)	$(1.07)	$(4.21)	$(3.02)

WEIGHTED AVERAGE SHARES:
Basic and diluted	43,999,451	43,092,921	43,535,874	43,049,734

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(183,220)	$(130,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,385	371
Amortization of premium (discount) on marketable securities, net	(100)	797
Amortization of debt discount and debt issuance costs	1,568	—
Stock-based compensation	28,785	18,702
Changes in operating assets and liabilities:
Inventory	(3,074)	—
Accounts receivable, net	(11,682)	—
Prepaid expenses and other current assets	(5,493)	3,308
Other long-term assets	(7)	(291)
Accounts payable	(2,414)	(3,563)
Accrued expenses and other current liabilities	7,327	7,284
Other non-current liabilities	(166)	402
Net cash used in operating activities	(167,091)	(103,074)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(2,950)	(2,125)
Payments for capitalized milestones	(8,712)	—
Purchases of marketable securities	(117,441)	(225,497)
Sales and maturities of marketable securities	170,208	367,141
Net cash provided by investing activities	41,105	139,519
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	16,167	2,442
Proceeds from issuance of convertible debt	305,000	—
Payment of debt issuance costs	(9,360)	—
Proceeds from issuance of shares under employee stock purchase plan	2,550	—
Net cash provided by financing activities	314,357	2,442
NET INCREASE IN CASH AND CASH EQUIVALENTS	188,371	38,887
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	258,567	159,678
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$446,938	$198,565
SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$26	$—
Property and equipment purchases in accrued expenses at period end	$487	$406

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
Radius Health, Inc. (“Radius” or the “Company”) is a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative therapeutics in the areas of osteoporosis, oncology and endocrine diseases. On April 28, 2017, the Company's first commercial product, TYMLOSTM for subcutaneous injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. The Company's European Marketing Authorisation Application ("MAA") for abaloparatide for subcutaneous injection ("abaloparatide-SC") is under review by the Committee for Medicinal Products for Human Use of the EMA ("CHMP"). The Company's clinical pipeline includes an investigational abaloparatide transdermal patch ("abaloparatide-TD") for potential use in the treatment of women with postmenopausal osteoporosis; the investigational drug elacestrant (RAD1901), a selective estrogen receptor degrader for potential use in the treatment of hormone-receptor positive breast cancer, as well as for potential use in the treatment of vasomotor symptoms in postmenopausal women; and the investigational drug RAD140, a non-steroidal, selective androgen receptor modulator for potential use in the treatment of hormone-receptor positive breast cancer.
The Company is subject to the risks associated with biopharmaceutical companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approvals to market its investigational product candidates, market acceptance and the successful commercialization of TYMLOS, or any of the Company’s investigational product candidates following receipt of regulatory approval, competition for TYMLOS or any of the Company's investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of September 30, 2017, the Company had an accumulated deficit of $811.3 million, and total cash, cash equivalents and marketable securities of $468.1 million.
Based upon its cash, cash equivalents and marketable securities balance as of September 30, 2017, the Company believes that, prior to the consideration of proceeds from partnering and/or collaboration activities, it has sufficient capital to fund its development plans, U.S. commercial activities and other operational activities for not less than twelve months from the date of this filing. The Company expects to finance its commercial activities in the United States and development costs of its clinical product portfolio with its existing cash and cash equivalents and marketable securities, as well as future product sales or through strategic financing opportunities that could include, but are not limited to, partnering or other collaboration agreements, future offerings of its equity, royalty-based financing arrangements, the incurrence of debt, or other alternative financing arrangements which may include a combination of the foregoing. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional capital, it may be unable to conduct its planned commercialization activities or complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and the related disclosures of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included.
When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. Subsequent events have been evaluated up to the date of issuance of these financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017.

Certain prior period amounts have been reclassified to conform to the current period presentation.
Significant Accounting Policies— The significant accounting policies identified in the Company’s 2016 Form 10-K that require the Company to make estimates and assumptions include: research and development costs, stock-based compensation and fair value measures. There were no changes to significant accounting policies during the nine months ended September 30, 2017, except for the adoption of two Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"), as well as significant accounting policies over revenue, inventory, intangibles, and convertible debt each of which is detailed below.
Stock-based Compensation— In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This revised standard affects the accounting for forfeitures, cash flow presentation and income taxes. Specifically, this standard provides an accounting policy election to account for forfeitures as they occur, requires all excess tax benefits and deficiencies on share-based payment awards to be recognized as income tax expense or benefit in the statement of operations, requires the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, and requires that excess tax benefits to be classified with other income tax cash flows as an operating activity. The standard permits early adoption in any annual or interim period and will be applied by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.
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
Revenue Recognition— In April 2017, the FDA approved TYMLOS. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with wholesalers in the U.S. (collectively, its “Customers”) to distribute TYMLOS. Additionally, in July 2017, the Company entered into a License and Development Agreement (the “Teijin Agreement”) with Teijin Limited (“Teijin”) for abaloparatide-SC in Japan. These arrangements are the Company’s initial contracts with customers and, as such, were evaluated and accounted for in compliance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”), which was adopted during the quarter ended June 30, 2017. In connection therewith, there was no transition to Topic 606 because the Company has no historical revenue. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.
To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. For a complete discussion of accounting for product revenue, see Product Revenue, Net (below).
Product Revenue, Net— The Company sells TYMLOS to a limited number of wholesalers in the U.S (collectively, its "Customers"). These Customers subsequently resell the Company’s products to specialty pharmacy providers, as well as other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.
The Company recognizes revenue on product sales when the Customer obtains control of the Company's product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and nine months ended September 30, 2017.
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
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2017 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2017. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances— The Company generally provides Customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through September 30, 2017, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.
Product Returns— Consistent with industry practice, the Company generally offers Customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to trade receivables, net on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has received an immaterial amount of returns to date and believes that returns of product in future periods will be minimal.
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
Other Incentives— Other incentives which the Company offers include voluntary patient assistance programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Collaboration Revenues— The Company enters into out-licensing agreements which are within the scope of Topic 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments may result in license, collaboration, or other revenue, except revenue from royalties on net sales of licensed products, which would be classified as royalty revenue.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success.
Licenses of Intellectual Property— If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company will evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestone Payments— At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as, or when, the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration, other revenue, and earnings in the period of adjustment.
Manufacturing Supply Services— Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply, at the customer’s discretion, are generally considered as options. The Company assesses if these options provide a material right to the licensee and, if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the licensee exercises these options, any additional payments are recorded in license, collaboration, or other revenue when the customer obtains control of the goods, which is upon delivery.
Royalties— For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from its out-licensing arrangement.
Product Revenue Reserves and Allowances— Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the condensed consolidated balance sheets. Government and other rebates are recoded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Inventory—The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenues. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of product sales in the consolidated statements of operations and comprehensive loss.
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
Convertible Note Payable— In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the Company's 3% Convertible Senior Notes due by 2024 (the "Convertible Notes") by allocating the proceeds between the liability component and the embedded conversion option (the “Equity Component”) due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The carrying amount of the liability components was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The Equity Component of the Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. In connection with issuance of the Convertible Notes, the Company also incurred certain offering costs directly attributable to the offering. Such costs are deferred and amortized over the term of the debt to interest expense using the effective interest method. A portion of the deferred financing costs incurred in connection with the Convertible Notes was deemed to relate to the Equity Component and was allocated to additional paid-in capital.
Accounting Standards Updates— In January 2016, the FASB issued ASU No. 2016-01, Financial Statements-Overall (Subtopic 825-10) (“ASU 2016-01”). ASU 2016-01 provides updated guidance on the recognition and measurement of financial assets and financial liabilities that will supersede most current guidance. ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The amendments in ASU 2016-01 supersede the guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments under ASU 2016-01 are effective, for public business entities, for periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its results of operations, financial position or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its financial statements and related disclosures.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) ("ASU 2017-09") Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, applied prospectively to an award modified on or after the adoption date. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
3. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Commercial costs	$8,652	$4,038
Research costs	6,780	9,632
Payroll and employee benefits	12,967	9,338
Interest	1,195	—
Professional fees	4,722	3,494
Other current liabilities	95	95
Total accrued expenses and other current liabilities	$34,411	$26,597

4. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents as of September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30, 2017
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$110,853	$—	$—	$110,853
Money market funds	315,110	—	—	315,110
Domestic corporate debt securities	7,000	—	—	7,000
Domestic corporate commercial paper	13,975	—	—	13,975
Total	$446,938	$—	$—	$446,938

Marketable securities:
Domestic corporate debt securities	$11,655	$—	$—	$11,655
Domestic corporate commercial paper	9,487	2	—	9,489
Total	$21,142	$2	$—	$21,144

	December 31, 2016
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$77,443	$—	$—	$77,443
Money market funds	173,631	—	—	173,631
Domestic corporate commercial paper	5,487	—	—	5,487
Domestic corporate debt securities	2,006	—	—	2,006
Total	$258,567	$—	$—	$258,567

Marketable securities:
Domestic corporate debt securities	$19,317	$—	$(2)	$19,315
Domestic corporate commercial paper	31,852	78	—	31,930
Asset-backed securities	22,639	—	(4)	22,635
Total	$73,808	$78	$(6)	$73,880
There were no debt securities that had been in an unrealized loss position for more than 12 months as of September 30, 2017 or December 31, 2016, respectively. There were 3 debt securities in an unrealized loss position for less than 12 months at September 30, 2017 and there were 13 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2016. The aggregate unrealized loss on these securities as of September 30, 2017 and December 31, 2016 was less than $1 thousand and $6 thousand, respectively, and the fair value was $9.4 million and $35.7 million, respectively. The Company considered the decrease in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2017.
As of September 30, 2017, marketable securities consisted of investments that mature within one year.
5. Fair Value Measurements
The Company determines the fair value of its financial instruments based upon the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Below are the three levels of inputs that may be used to measure fair value:

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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no material transfers between any levels during the nine months ended September 30, 2017 and 2016, respectively.
The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$110,853	$—	$—	$110,853
Money market funds (1)	315,110	—	—	315,110
Domestic corporate debt securities (2)	—	7,000	—	7,000
Domestic corporate commercial paper (2)	—	13,975	—	13,975
Total	$425,963	$20,975	$—	$446,938
Marketable Securities
Domestic corporate debt securities (2)	$—	$11,655	$—	$11,655
Domestic corporate commercial paper (2)	—	9,489	—	9,489
Total	$—	$21,144	$—	$21,144

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$77,443	$—	$—	$77,443
Money market funds (1)	173,631	—	—	173,631
Domestic corporate commercial paper (2)	—	5,487	—	5,487
Domestic corporate debt securities (2)	—	2,006	—	2,006
Total	$251,074	$7,493	$—	$258,567
Marketable Securities
Domestic corporate debt securities (2)	$—	$19,315	$—	$19,315
Domestic corporate commercial paper (2)	—	31,930	—	31,930
Asset-backed securities (2)	—	22,635	—	22,635
Total	$—	$73,880	$—	$73,880
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
6. License Agreements
Ipsen
In September 2005, the Company entered into a license agreement (the "License Agreement"), as amended, with an affiliate of Ipsen Pharma SAS ("Ipsen") under which the Company exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture, and commercialize certain compounds and related products in all countries, except Japan (where the Company has an option to negotiate a co-promotion agreement for abaloparatide-SC) and France (where the Company’s commercialization rights were subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement were met). The Company believes that Ipsen's co-marketing and co-promotion rights in France have permanently expired. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make, and have made, compounds or products in Japan. Ipsen further granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture, and commercialize compounds and products covered by the compound technology license in all countries, except Japan and France (as discussed above).
In consideration for these rights, the Company made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through September 30, 2017. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement is €24.0 million (approximately $28.4 million). In connection with the FDA's approval of TYMLOS in April 2017, the Company paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which the Company recorded as an intangible asset within the condensed consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The agreement also provides that the Company will pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was immaterial for the three and nine months ended September 30, 2017. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Under the Eisai Agreement, as amended, should a product covered by the licensed technology be commercialized, the Company will be obligated to pay to Eisai royalties in a variable mid-single digit range based on net sales of the product on a country-by-country basis. The royalty rate will be reduced, on a country-by-country basis, at such time as the last remaining valid claim in the licensed patents expires, lapses, or is invalidated and the product is not covered by data protection clauses. In addition, the royalty rate will be reduced, on a country-by-country basis, if, in addition to the conditions specified in the previous sentence, sales of lawful generic versions of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound during a calendar quarter. The latest licensed patent is expected to expire, barring any extension thereof, on August 18, 2026.
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
Teijin Limited
In July 2017, the Company entered into a License and Development Agreement (the “Teijin Agreement”) with Teijin Limited (“Teijin”) for abaloparatide-SC in Japan.
Pursuant to the Teijin Agreement, the Company granted Teijin: (i) an exclusive payment-bearing license under certain of the Company’s intellectual property to develop and commercialize abaloparatide-SC in Japan, (ii) a non-exclusive payment-bearing license under certain of the Company’s intellectual property to manufacture abaloparatide-SC for commercial supply in Japan, (iii) a right of reference to certain of the Company’s regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC in Japan, (iv) a manufacture transfer package, upon Teijin’s request, consisting of information and the Company’s know-how that is necessary for the manufacture of active pharmaceutical ingredient and abaloparatide-SC, and (v) right, at Teijin’s request, to have the Company manufacture (or arrange for a third party to manufacture) and supply (or arrange for a third party to supply) the active pharmaceutical ingredient for the clinical supply of abaloparatide-SC in sufficient quantities to enable Teijin to conduct its clinical trials in Japan. In consideration for these rights, the Company received an upfront payment of $10.0 million, and may receive further payments upon the achievement of certain regulatory and sales milestones, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, as defined below. In addition, the Company has an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC in Japan upon commercialization.
Pursuant to the Teijin Agreement, the parties may further collaborate on new indications for abaloparatide-SC, and the Company also maintains full global rights to its development program for abaloparatide-TD, which is not part of the Teijin Agreement.
Unless earlier terminated, the Teijin Agreement expires on the later of the (i) date on which the use, sale or importation of abaloparatide-SC is no longer covered by a valid claim under the Company’s patent rights licensed to Teijin in Japan, (ii) expiration of marketing or data exclusivity for abaloparatide-SC in Japan, or (iii) 10th anniversary of the first commercial sale of abaloparatide-SC in Japan.
The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Teijin, is a customer. The Company identified the following material promises under the contract: the commercialization and manufacturing licenses under certain intellectual property rights relating to abaloparatide-SC in Japan, as well as the right of reference to certain regulatory information. In addition, the Company identified the following customer option that would create an obligation for the Company if exercised by Teijin - the transfer of manufacturing know-how. The customer option for the transfer of manufacturing know-how represents a material right. Finally, the Company also identified the following customer option that would create a manufacturing obligation for the Company if exercised by Teijin - the supply of abaloparatide-SC for Teijin’s clinical trial needs. The customer option for clinical supply of abaloparatide-SC does not represent a material right. Based on these assessments, the Company identified the (i) commercialization and manufacturing licenses, as well as the right of reference to certain regulatory information, and (ii) transfer of manufacturing know-how as the only performance obligations at the inception of the arrangement, which were both deemed to be distinct.
The Company further determined that the up-front payment of $10.0 million constituted the entirety of the consideration to be included in the transaction price, which was allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. For the commercialization and manufacturing licenses, including the right of reference to certain regulatory information, the stand-alone selling price was calculated using the expected cost approach by leveraging the direct costs incurred by the Company in its recently completed ACTIVExtend Phase 3 clinical trial for abaloparatide-SC, plus an estimated inflation rate. The stand-alone selling price of the transfer of manufacturing know-how was computed using a cost plus margin approach reflecting the level of effort required, which can be reasonably estimated to be incurred over the performance period, multiplied by a fully-burdened internal labor rate plus an expected margin. Based on the estimates of the stand-alone selling prices for each of the performance obligations, as referenced above, the Company determined that substantially all of the $10.0 million transaction price should be allocated to the performance obligation for the commercialization and manufacturing licenses, including the right of reference to certain regulatory information. The consideration allocated to the performance obligation for the transfer of manufacturing know-how was immaterial. The Company believes that a change in the assumptions used to determine its best estimate of the selling price for the commercialization and manufacturing licenses, including the right of reference to certain regulatory information, would not have a significant effect on the allocation of the underlying consideration to the performance obligations.
Upon execution of the Teijin Agreement, the transaction price included only the $10.0 million up-front payment owed to the Company. The Company received this amount in October 2017. As referenced above, the Company may receive further payments upon the achievement of certain regulatory and sales milestones, totaling up to $40.0 million, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The future regulatory milestone, which represents variable consideration that was evaluated under the most likely amount method, has not been included in the transaction price, because the amount was fully constrained as of September 30, 2017. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestone is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Teijin, will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Teijin and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
During the three and nine months ended September 30, 2017, the Company recognized $10.0 million of license revenue, as it had satisfied its promises under the performance obligation for the commercialization and manufacturing licenses, including the right of reference to certain regulatory information, by transferring them at a point in time during the quarter. As of September 30, 2017, the upfront payment was recorded on the Company’s condensed consolidated balance sheet within accounts receivable, net, as payment was not received until October 2017.
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
In April 2015, the Company contracted with Nordic to perform additional services, including additional monitoring of patients enrolled in the Second Extension. Payments in cash made to Nordic for these additional services were denominated in euros and totaled up to approximately €4.1 million (approximately $4.3 million).
Payments in cash made to Nordic for the services related to the Extension Study and Second Extension were denominated in both euros and U.S. dollars and totaled up to €11.9 million (approximately $12.5 million) and $1.1 million, respectively. As of December 31, 2016, the last patient's final visit in the Second Extension had occurred and all obligations due to Nordic in relation to the Extension Study had been paid.
8. Stock-Based Compensation
Stock Options

A summary of stock option activity during the nine months ended September 30, 2017 is as follows (in thousands, except for per share amounts):

	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	6,374	$31.60
Granted	1,977	43.54
Exercised	(1,301)	12.43
Cancelled	(802)	40.01
Expired	(15)	65.62
Options outstanding at September 30, 2017	6,233	$38.23	7.90	$41,269
Options exercisable at September 30, 2017	2,798	$32.85	6.77	$32,626
The weighted-average grant-date fair value per share of options granted during the three and nine months ended September 30, 2017 was $23.00 and $23.84, respectively. As of September 30, 2017, there was approximately $65.4 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
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
A summary of RSU activity during the nine months ended September 30, 2017 is as follows (in thousands, except for per share amounts):

	RSUs	Weighted- Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding at December 31, 2016	57	$33.03
Granted	85	45.65
Vested	(14)	33.03
Forfeited	(18)	40.72
RSUs Outstanding at September 30, 2017	110	$41.59
As of September 30, 2017, there was approximately $3.8 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.2 years.
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
As of September 30, 2017, the Company had recorded a liability of $0.4 million related to its ESPP obligations. In accordance with the terms of our employee stock purchase plan, the Company recorded stock-based compensation expense of $0.3 million and $0.8 million for the three and nine-month periods ended September 30, 2017, respectively.

9. Income Taxes
The Company did not record a federal or state income tax provision or benefit for the nine months ended September 30, 2017 and 2016 due to the expected loss before income taxes to be incurred for the years ended December 31, 2017 and 2016, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
In December 2016, the Company migrated certain of its intellectual property to a foreign holding company operating in Bermuda. During 2017, the Company implemented additional steps relating to this internal strategy including executing transfer-pricing and cost share arrangements.
10. Net Loss Per Share
Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(57,843)	$(46,186)	$(183,220)	$(130,084)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	43,999,451	43,092,921	43,535,874	43,049,734
Loss per share - basic and diluted	$(1.31)	$(1.07)	$(4.21)	$(3.02)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and nine months ended September 30, 2017 and 2016, all the Company’s options to purchase common stock, warrants, and restricted stock units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three and Nine Months Ended September 30,
	2017	2016
Options to purchase common stock	6,233,398	6,274,181
Warrants	605,415	631,587
Restricted stock units	108,940	56,250
Pursuant to the terms of the Convertible Notes, as referenced above at Note 2, Basis of Presentation and Significant Accounting Policies, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not participating securities, they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company's net loss position, there is no impact on the calculation of dilutive loss per share during the three and nine month periods ended September 30, 2017, respectively.
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
On July 31, 2017, Ipsen submitted its Statement of Claim to the Arbitral Tribunal and on September 14, 2017, Radius submitted its Statement of Defense and Counterclaims. Subsequently, on October 20, 2017, Ipsen submitted its Reply and Statement of Defense to Radius’s Counterclaims to the Arbitral Tribunal. The arbitration proceeding is continuing and, following additional briefing, a hearing on the merits is anticipated to be held in December 2017.  Given that this matter is at a preliminary stage, the Company cannot predict or assess the likely outcome of these proceedings.
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
In June 2016, the Company entered into a commercial supply agreement with Vetter Pharma International, GmbH (“Vetter”), pursuant to which Vetter agreed to formulate the finished TYMLOS drug product containing the active pharmaceutical ingredient (“API”) of TYMLOS, to fill cartridges with the drug product, to assemble the pen delivery device, and to package and label the pen for commercial distribution. The Company agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company agreed to pay a per-unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement has an initial term of five years, which began on January 1, 2016, after which, it automatically renews for two-year terms unless either party provides notice of non-renewal two years before the end of the then current term. There are no minimum purchase requirements under the terms of this contract.
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
12. Inventory
Inventory consists of the following at September 30, 2017 (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$2,724	$—
Work in process	273	—
Finished goods	77	—
Total inventories	$3,074	$—
Inventory acquired prior to receipt of the marketing approval for TYMLOS, totaling approximately $1.6 million, was expensed as research and development expense as incurred. The Company began to capitalize the costs associated with the production of TYMLOS upon receipt of FDA approval on April 28, 2017.
13. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to Customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2017 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Beginning balance at December 31, 2016	$—	$—	$—	$—
Provision related to sales in the current year, net of credits and payments	688	459	296	$1,443
Ending balance at September 30, 2017	$688	$459	$296	$1,443
Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the condensed consolidated balance sheets. Government and other rebates are recoded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Credits and payments for the nine months ended September 30, 2017 are not significant.
14. Intangible Assets
The following table presents intangible assets as of September 30, 2017 (in thousands):

	September 30, 2017	Estimated useful life
Acquired and in-licensed rights	$8,712	11 Years
Less: accumulated amortization	(332)
Total intangible asset, net	$8,380
The increase in acquired and in-licensed rights as of September 30, 2017 was due to the milestone of €8.0 million (approximately $8.7 million) paid to Ipsen, which was triggered by the FDA approval of TYMLOS on April 28, 2017.
The Company recorded approximately $0.2 million and $0.3 million in amortization expense related to intangible assets, using the straight-line methodology, during the three and nine months ended September 30, 2017. Estimated future amortization expense for intangible assets as of September 30, 2017 is approximately $0.2 million for the remainder of 2017, and approximately $0.8 million per year thereafter.
15. Convertible Notes Payable
On August 14, 2017, in a registered underwritten public offering, the Company issued $300 million aggregate principal amount of the Convertible Notes. In addition, on September 12, 2017, the Company issued an additional $5.0 million principal amount of Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the Liability and Equity Components of the Convertible Notes by allocating the proceeds between the Liability Component and the Equity Component, due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. In connection with the issuance of the Convertible Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the Liability and Equity Components based on the allocation of the proceeds. Of the total $9.4 million of debt issuance costs, $4.3 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $5.1 million was allocated to the liability component and is now recorded as a reduction of the Convertible Notes in the Company’s condensed consolidated balance sheet. The portion allocated to the liability component is amortized to interest expense using the effective interest method over seven years.
The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1, beginning on March 1, 2018. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Prior to December 31, 2017, the Convertible Notes were not convertible except in connection with a make whole fundamental change, as defined in the respective indentures. The Convertible Notes will be subject to redemption at our option, on or after September 1, 2021, in whole or in part, if the conditions described below are satisfied. The Convertible Notes will mature on September 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 20.4891 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $48.81 per share of common stock).
Holders of the Convertible Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding June 1, 2024 only under the following circumstances:

(1)
during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(2)
during the five-business day period after any five-consecutive trading day period (the “measurement period”) in which the "trading price" per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

(3)	if the Company calls the Convertible Notes for redemption, until the close of business on the business day immediately preceding the redemption date; or

(4)	upon the occurrence of specified corporate events.
Prior to September 1, 2021, the Company may not redeem the Convertible Notes. On or after September 1, 2021, the Company may redeem for cash all or part of the Convertible Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading day period ending within five trading days prior to the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, calling any Convertible Note for redemption will constitute a make-whole fundamental change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note, if it is converted in connection with the redemption, will be increased in certain circumstances.
In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option (the “Equity Component”) due to the Company's ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The carrying amount of the Liability Component of $166.3 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company's non-convertible debt borrowing rate for similar debt. The Equity Component of the Convertible Notes of $138.7 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes of $305.0 million and the fair value of the liability of the Convertible Notes of approximately $305.0 million on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. In connection with issuance of the Convertible Notes, the Company also incurred certain offering costs directly attributable to the offering. Such costs are deferred and amortized over the term of the debt to interest expense using the effective interest method. A portion of the deferred financing costs incurred in connection with the Convertible Notes was deemed to relate to the Equity Component and was allocated to additional paid-in capital.
The outstanding balances of the Convertible Notes as of September 30, 2017 consisted of the following (in thousands):

2024 Convertible Notes
Liability component:
Principal	$305,000
Less: debt discount and issuance costs, net	(142,241)
Net carrying amount	$162,759

Equity component:	$134,450
The Company determined the expected life of the Convertible Notes was equal to its seven year term. The effective interest rate on the Liability Components of the Convertible Notes for the period from the date of issuance through September 30, 2017 was 12.91%. As of September 30, 2017, the "if-converted value" did not exceed the remaining principal amount of the Convertible Notes. The fair values of the 3% Convertible Senior Notes due September 1, 2024 are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these convertible senior notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of September 30, 2017 was approximately $308.5 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three and Nine Months Ended September 30,
	2017	2016
Contractual interest expense	$1,195	$—
Amortization of debt discount	1,568	—
Total interest expense	$2,763	$—
Future minimum payments on our long-term debt as of September 30, 2017 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2017	$—
2018	9,582
2019	9,150
2020	9,150
2021	9,150
2022 and Thereafter	332,450
Total minimum payments	$369,482
Less: interest	(64,482)
Less: unamortized discount	(142,241)
Less: current portion	—
Long Term Debt	$162,759
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about:

•	our expectations regarding commercialization of TYMLOS in the U.S. and our ability to successfully commercialize TYMLOS in the U.S.;

•	the therapeutic benefits and effectiveness of TYMLOS and our investigational product candidates;

•	our ability to obtain U.S. and foreign regulatory approval for our product candidates, and the timing thereof;

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with TYMLOS or our investigational product candidates;

•	anticipated trends and challenges in the market in which TYMLOS will compete and in other potential markets in which we may compete;

•	our plans with respect to collaborations and licenses related to the development, manufacture or sale of TYMLOS and our investigational product candidates;

•	the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;

•	the safety profile and related adverse events of TYMLOS and our investigational product candidates;

•	the ability of our investigational product candidates to meet existing or future regulatory standards;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the success of our clinical studies for our investigational product candidates;

•	our expectations as to future financial performance, expense levels, future payment obligations and liquidity sources;

•	our ability to attract, motivate, and retain key personnel; and

•	other factors discussed elsewhere in this report.
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
Executive Overview
We are a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative therapeutics in the areas of osteoporosis, oncology and endocrine diseases. On April 28, 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration ("FDA") for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. We commenced U.S. commercial sales of TYMLOS during the second quarter of 2017. In May 2017, we announced positive top-line results from our completed 24-month ACTIVExtend clinical trial for TYMLOS, which met all of its primary and secondary endpoints. In July 2017, we entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. Under this agreement, we received an upfront payment of $10.0 million and are entitled to receive additional milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. Our European Marketing Authorisation Application (“MAA”) for abaloparatide-SC is under review by the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and we expect an opinion from the CHMP regarding the MAA prior to the end of 2017.

Our clinical pipeline includes an abaloparatide transdermal patch, or abaloparatide-TD, for potential use in the treatment of women with postmenopausal osteoporosis. We have scheduled a meeting with the FDA in January 2018 to align on a regulatory pathway for a pivotal study (e.g. bioequivalence or BMD) for abaloparatide-TD that will be initiated following completion of activities related to manufacturing scale-up, production, and other activities required for the initiation of that study. We are also discussing manufacturing arrangements with 3M Company related to potential commercial supplies of abaloparatide-TD . In addition, we are evaluating our investigational product candidate, elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), for potential use in the treatment of hormone-receptor positive breast cancer, as well as for potential use in the treatment of vasomotor symptoms in postmenopausal women. We have completed enrollment in our ongoing dose escalation Part A, and dose expansion Part B and C, and in the 18F fluoroestradiol positron emission tomography (“FES-PET”) imaging Phase 1 studies of elacestrant in advanced metastatic breast cancer. In June 2017, we discussed the data from these ongoing Phase 1 studies with the FDA to gain alignment on defining the next steps for our elacestrant breast cancer program, including the design of a Phase 2 trial. Following this discussion, the FDA agreed that a single-arm monotherapy Phase 2 study of under 200 patients is appropriate and provided additional feedback on the proposed clinical protocol, including confirmation that the primary endpoint will be objective response rate (“ORR”), coupled with durability of response (“DOR”). The FDA indicated that, depending on the study results, which must demonstrate an improvement over then available therapies, the single-arm Phase 2 trial could be considered a pivotal study for accelerated approval as long as a confirmatory study is ongoing at the time of our New Drug Application ("NDA") submission. We plan to provide further study details when the Phase 2 study is started, which we expect will be in early 2018. In October 2017, the FDA granted Fast Track designation for our elacestrant breast cancer program. We are reviewing our elacestrant vasomotor development program and expect to provide an update by the end of 2017.
We are also developing our internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator ("SARM") for potential use in the treatment of hormone-receptor positive breast cancer. In September 2017, we initiated a Phase 1 study of RAD140 in patients with locally advanced or metastatic breast cancer.
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
The combined 25-month fracture data from our Phase 3 clinical trial program for TYMLOS formed the basis of our regulatory submissions in the United States and Europe. In November 2015, we submitted an MAA for abaloparatide-SC to the EMA, which was validated and is currently undergoing active regulatory assessment by the CHMP. In July 2017, the CHMP issued a second Day-180 List of Outstanding Issues and requested additional data analyses related to the safety and efficacy of abaloparatide-SC in the process of their ongoing regulatory review. We expect that the CHMP may adopt an opinion regarding our MAA prior to the end of 2017. Assuming regulatory success, we intend to enter into one or more collaborations for the commercialization of abaloparatide-SC outside of the United States prior to commercial launch in the European Union.
In May 2017, we announced positive top-line results from the completed 24-month ACTIVExtend clinical trial of TYMLOS, which met all of its primary and secondary endpoints. In ACTIVExtend, patients who had completed 18 months of TYMLOS (abaloparatide) injections or placebo in the ACTIVE Phase 3 trial were transitioned to receive 24 additional months of open-label alendronate. For the subset of ACTIVE trial patients (n=1139) that enrolled in the ACTIVExtend trial, the previous TYMLOS-treated patients had a significant 84% relative risk reduction (p<0.0001) in the incidence of new vertebral fractures compared with patients who received placebo followed by alendronate. They also demonstrated a 39% risk reduction in nonvertebral fractures (p=0.038), a 34% risk reduction clinical fractures (p=0.045) and a 50% risk reduction in major osteoporotic fractures (p=0.011) compared with patients who received placebo followed by alendronate. At the 43-month timepoint, for all patients (n=1645) that enrolled in the ACTIVE trial, TYMLOS-treated patients had a statistically significant risk reduction in new vertebral fractures (p<0.0001), nonvertebral fractures (p=0.038), clinical fractures (p=0.045), and major osteoporotic fractures (p<0.001), compared with patients who received placebo followed by alendronate. While not a pre-specified endpoint, there was also a statistically significant risk reduction in hip fractures (p=0.027) at the 43-month time point in the TYMLOS-treated patients, compared with patients who received placebo followed by alendronate. The adverse events reported during the alendronate treatment period were similar between the previous TYMLOS-treated patients and the previous placebo group. The incidences of cardiovascular adverse events including serious adverse events were similar between groups. There have been no cases of osteonecrosis of the jaw or atypical femoral fracture in the entire TYMLOS development program. The results from the completed ACTIVExtend trial were presented at a major scientific meeting in September 2017 and we plan to submit a labeling supplement in connection with this data to the FDA prior to the end of 2017.
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. Pursuant to the agreement, we received an upfront payment of $10 million and we may receive additional milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan.
We recently gained agreement with the FDA on the design of a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. The study will be a randomized, double-blind, placebo-controlled trial that will enroll approximately 225 men with osteoporosis. The primary endpoint is change in spine bone mineral density (“BMD”) at 12 months compared with placebo. TYMLOS has demonstrated in previous clinical trials that it increases BMD in postmenopausal women. The study will include specialized high-resolution imaging of bone structure in a subset of the study participants. We expect to initiate the trial in the first quarter of 2018.
Abaloparatide-TD
We are also developing abaloparatide-transdermal, which we refer to as abaloparatide-TD, based on 3M’s patented Microstructured Transdermal System technology for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-TD technology. We are developing abaloparatide-TD toward future global regulatory submissions to build upon the potential success of TYMLOS. We commenced a human replicative clinical evaluation of the optimized abaloparatide-TD patch in December 2015, with the goal of achieving comparability to TYMLOS. In September 2016, we presented results from this evaluation, which showed that the pharmacokinetic profile of an optimized abaloparatide-TD patch with respect to Tmax, T1/2, and AUC was successfully modified so as to improve comparability to TYMLOS. We have schedule a meeting with the FDA in January 2018 to align on a regulatory pathway for a pivotal study (e.g. bioequivalence or BMD) for abaloparatide-TD that will be initiated following completion of activities related to manufacturing scale-up, production, and other activities required for the initiation of that study. We are also discussing manufacturing arrangements with 3M Company related to potential commercial supplies of abaloparatide-TD.
Commercial, Medical and Compliance Organizations
We are commercializing TYMLOS in the United States through our field-based sales organization of more than 200 regional sales managers and clinical sales specialists who are experienced in launching specialty pharmaceutical products, including many with osteoporosis sales experience.
After receiving regulatory approval of TYMLOS in the United States in April 2017 for the treatment of postmenopausal women at high risk of osteoporotic fracture, we have focused commercial efforts on increasing access to, and utilization of, TYMLOS. We have a commercialization team that includes experienced professionals in marketing, communications, professional education, patient education, reimbursement and market access, trade, distribution and call centers, commercial operations, commercial analytics, market research, and forecasting.
We also have a distribution network of well-established distributors and specialty pharmacies for TYMLOS in the United States. Under our distribution model, both the distributors and specialty pharmacies take physical delivery of TYMLOS and the specialty pharmacies dispense TYMLOS directly to patients.
Our medical organization is comprised of approximately 40 professionals, many field-based, with clinical and scientific experience within academic medical centers, clinical medical practice, research institutions, and industry. Our team is organized by key functions, including medical affairs, pharmacovigilance, medical information, publications, and health economics outcomes research.
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
Elacestrant (RAD1901)
Elacestrant (RAD1901) is a SERD that has potential for use as a once daily oral treatment for hormone-receptor positive breast cancer. We hold worldwide commercialization rights to elacestrant. Elacestrant is currently being investigated in women with advanced estrogen receptor positive, or ER-positive, and HER2-negative, or human epidermal receptor 2 negative, breast cancer, the most common subtype of the disease. Studies completed to date indicate that the compound has the potential for use as a single agent or in combination with other therapies for the treatment of breast cancer. In April 2017, we presented new preclinical data on the impact of elacestrant in preclinical models of endocrine sensitive/resistant breast cancer. In October 2017, the FDA granted Fast Track designation for elacestrant - a process the FDA designed to facilitate the development and expedite the review of new therapies to treat serious conditions and fill unmet medical needs.
Phase 1 - Dose-Escalation and Expansion Study
In December 2014, we commenced a Phase 1, multicenter, open-label, multiple-part, dose-escalation study of elacestrant in postmenopausal women with ER-positive and HER2-negative advanced breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of elacestrant. Part A of this Phase 1 study was designed to evaluate escalating doses of elacestrant. The Part B expansion cohort was initiated at 400-mg daily dosing in March 2016 to allow for an evaluation of additional safety, tolerability and preliminary efficacy. The patients enrolled in this study are heavily pretreated ER-positive, HER2-negative advanced breast cancer patients who have received a median of 3 prior lines of therapy including fulvestrant and CDK4/6 inhibitors, and about 50% of the patients had ESR1 mutations. We have completed enrollment in the ongoing dose-escalation Part A and expansion study parts B and C. We have recently opened a Part D cohort in this study to provide additional data on a more homogeneous and genetically defined patient population to support our overall elacestrant clinical development program and anticipated regulatory submissions.
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
Phase 1 - FES-PET Study
In December 2015, we commenced a Phase 1 FES-PET study in patients with metastatic breast cancer in the European Union which includes the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following elacestrant treatment. We have completed patient enrollment in the European Phase I FES-PET study.
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
Phase 1 - Recent Progress
To date, no dose limiting toxicities have been reported in the elacestrant program. We have completed enrollment in our ongoing FES-PET imaging study and dose-escalation Part A and expansion study parts B and C Phase 1 breast cancer trials. In June 2017, we discussed the data from the ongoing Phase 1 studies with the FDA to gain alignment on defining the next steps for our elacestrant breast cancer program, including the design of a Phase 2 trial. Following this discussion, the FDA agreed that a single-arm monotherapy Phase 2 study of under 200 patients is appropriate and provided additional feedback on the proposed clinical protocol, including confirmation that the primary endpoint will be ORR, coupled with DOR. The FDA indicated that, depending on the study results, which must demonstrate an improvement over then available therapies, the single-arm Phase 2 trial could be considered a pivotal study for accelerated approval as long as a confirmatory study is ongoing at the time of our NDA submission. We plan to provide further study details when the Phase 2 study is started, which we expect will be in early 2018.

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
Vasomotor Symptoms
Elacestrant is also being evaluated at low doses as an estrogen receptor ligand for the potential relief of the frequency and severity of moderate to severe hot flashes in postmenopausal women with vasomotor symptoms. We are currently reviewing our elacestrant vasomotor development program and plan to provide an update by the end of 2017.
RAD140
RAD140 is an internally discovered SARM. The androgen receptor, or AR, is highly expressed in many ER-positive, ER-negative, and triple-negative receptor breast cancers. Due to its receptor and tissue selectivity, potent activity, oral bioavailability, and long half-life, we believe RAD140 could have clinical potential in the treatment of breast cancer. We hold worldwide commercialization rights to RAD140.
In September 2017, we initiated a Phase 1 study of RAD140 in patients with locally advanced or metastatic breast cancer. The clinical trial is designed to evaluate the safety and maximum tolerated dose of RAD140 in approximately 40 patients. Primary safety outcomes from the trial include rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response will also be evaluated.
In July 2016, we reported that RAD140 in preclinical xenograft models of breast cancer demonstrated potent tumor growth inhibition when administered alone or in combinations with CDK4/6 inhibitors. It is estimated that 77% of breast cancers show expression of the androgen receptor. Our data suggest that RAD140 activity at the androgen receptor leads to activation of AR signaling pathways including an AR-specific tumor suppressor and suppression of ER signaling. In April 2017, we presented these RAD140 preclinical results at a major scientific congress.
Financial Overview
Product Revenue
Product revenue is derived from sales of our product, TYMLOSTM, in the United States.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties. TYMLOS (abaloparatide) historically has represented the largest portion of our research and development expenses for our development programs. We began tracking program expenses for TYMLOS (abaloparatide) in 2005, and program expenses from inception to September 30, 2017 were approximately $213.5 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to September 30, 2017 were approximately $41.4 million. We began tracking program expenses for elacestrant (RAD1901) in 2006, and program expenses from inception to September 30, 2017 were approximately $62.5 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to September 30, 2017 were approximately $10.5 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation, and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Abaloparatide-SC*	$311	$2,358	$608	$14,748
Abaloparatide-TD	1,308	855	2,340	4,545
Elacestrant (RAD1901)	4,083	8,605	6,990	21,865
RAD140	245	699	1,566	1,826
*2017 expenses were net of the FDA's refund of NDA fees of $2.4 million previously paid and expensed in the first quarter of 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related expenses for pre-launch and post-launch commercial operations, executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, including the cost of maintaining our intellectual property portfolio, and other corporate expenses.
 Our results also include stock-based compensation expense, including as a result of the issuance of stock option grants to our employees, directors and consultants. The stock-based compensation expense is included in the respective categories of expense in the statement of operations and comprehensive loss (i.e., research and development or general and administrative expenses).
Interest Income and Other Income
Interest income reflects interest earned on our cash, cash equivalents and marketable securities. Other income for the first half of 2017 reflects a portion of the Massachusetts Life Science Center awards recognized as income for certain taxes paid.
Interest Expense
Interest expense consists of interest expense related to the Convertible Notes. A portion of the interest expense on the Convertible Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), and generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We evaluate our policies and estimates on an ongoing basis, including those related to revenue recognition, accrued clinical expenses, research and development expenses, stock-based compensation and fair value measures, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2016. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three and nine months ended September 30, 2017. There were no changes to significant accounting policies during the nine months ended September 30, 2017, except for the adoption of two Accounting Standards Updates issued by the Financial Accounting Standards Board, as well as significant accounting policies over revenue, inventory, and intangibles, each of which is detailed below, except intangibles, which is not considered a critical accounting policy and estimate by management.

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
Revenue Recognition— On April 28, 2017, the FDA approved TYMLOS in the U.S. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with wholesalers in the U.S. (collectively, its “Customers”) to distribute TYMLOS. These arrangements are the Company’s initial contracts with customers and, as a result, the Company adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”). There is no transition to Topic 606 because the Company has no historical revenue. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.
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
Product Revenue, Net— The Company sells TYMLOS to a limited number of wholesalers in the U.S (collectively, its "Customers"). These Customers subsequently resell the Company’s products to specialty pharmacy providers, as well as other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.
The Company recognizes revenue on product sales when the Customer obtains control of the Company's product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.
If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and nine months ended September 30, 2017.
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
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2017 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2017. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances— The Company generally provides Customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through September 30, 2017, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.
Product Returns— Consistent with industry practice, the Company generally offers Customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to trade receivables, net on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has received an immaterial amount of returns to date and believes that returns of product in future periods will be minimal.
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

Other Incentives— Other incentives which the Company offers include voluntary patient assistance programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Collaboration Revenues— The Company enters into out-licensing agreements which are within the scope of Topic 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments may result in license, collaboration, or other revenue, except revenue from royalties on net sales of licensed products, which would be classified as royalty revenue.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success.
Licenses of Intellectual Property— If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company will evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestone Payments— At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as, or when, the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration, other revenue, and earnings in the period of adjustment.
Manufacturing Supply Services— Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply, at the customer’s discretion, are generally considered as options. The Company assesses if these options provide a material right to the licensee and, if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the licensee exercises these options, any additional payments are recorded in license, collaboration, or other revenue when the customer obtains control of the goods, which is upon delivery.
Royalties— For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from its out-licensing arrangement.

Product Revenue Reserves and Allowances— Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the condensed consolidated balance sheets. Government and other rebates are recoded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Inventory— The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenues. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product sales in the consolidated statements of operations and comprehensive loss.
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
Results of Operations
Three Months Ended September 30, 2017 and 2016 (in thousands, except percentages)

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
Revenues:
Product revenue, net	$3,469	$—	$3,469	100%
License revenue	10,000	—	10,000	100%
Operating expenses:
Cost of sales - product	253	—	253	100%
Cost of sales - intangible amortization	200	—	200	100%
Research and development	20,997	27,453	(6,456)	(24)%
Selling, general and administrative	47,723	19,240	28,483	148%
Loss from operations	(55,704)	(46,693)	9,011	19%
Other (expense) income:
Other expense, net	(195)	(78)	117	150%
Interest expense	(2,763)	—	2,763	100%
Interest income	819	585	234	40%
Net loss	$(57,843)	$(46,186)	$11,657	25%
Product revenue— We began commercial sales of TYMLOS within the United States in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the three months ended September 30, 2017 we recorded approximately $3.5 million of net product revenue. For further discussion regarding our revenue recognition policy, see Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cost of sales— Cost of sales of $0.5 million for the three months ended September 30, 2017, consisted of costs associated with the manufacturing of TYMLOS, royalties owed to our licensor for such sales, and certain period costs. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of TYMLOS units recognized as revenue during the three months ended September 30, 2017 were expensed prior to the April 2017 FDA approval and, therefore, are not included in cost of sales during this period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories.

Research and development expenses— For the three months ended September 30, 2017, research and development expense was $21.0 million compared to $27.5 million for the three months ended September 30, 2016, a decrease of $6.5 million, or 24%. This decrease was primarily driven by a $3.4 million decrease in vasomotor project related spending, a $2.0 million decrease in abaloparatide-SC project costs, and a $1.1 million decrease in RAD1901 oncology project costs. Additionally, there was an increase in headcount from 101 research and development employees as of September 30, 2016 to 105 research and development employees as of September 30, 2017.
Selling, general and administrative expenses— For the three months ended September 30, 2017, selling, general and administrative expense was $47.7 million compared to $19.2 million for the three months ended September 30, 2016, an increase of $28.5 million, or 148%. This increase was primarily the result of an increase of approximately $10.1 million in professional fees and support costs during the three months ended September 30, 2017, including the costs associated with increasing headcount and preparing for the commercialization of TYMLOS in the United States. This increase was also driven by a $15.2 million increase in compensation expense, including stock-based compensation, due to an increase in headcount from 90 general and administrative employees as of September 30, 2016 to 65 general and administrative employees and 296 selling related personnel as of September 30, 2017.
Interest income—For the three months ended September 30, 2017, interest income was approximately $0.8 million compared to $0.6 million for the three months ended September 30, 2016, an increase of $0.2 million, or 40%. This decrease was primarily due to the combined effects of a decrease in the balance of our investments coupled with an increase in the rate of return on investments in the three months ended September 30, 2017 as compared to those of the three months ended September 30, 2016.
Interest expense—For the three months ended September 30, 2017, interest expense was approximately $2.8 million compared to $0 for the three months ended September 30, 2016, an increase of $2.8 million, or 100%. This increase was the result of the issuance of the Convertible Notes during the three months ended September 30, 2017, while there was no debt outstanding for the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 and 2016 (in thousands, except percentages)

	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
Revenues:
Product revenue, net	$4,449	$—	$4,449	100%
License revenue	10,000	—	10,000	100%
Operating expenses:
Cost of sales - product	358	—	358	100%
Cost of sales - intangible amortization	200	—	200	100%
Research and development	60,176	81,827	(21,651)	(26)%
Selling, general and administrative	135,943	50,079	85,864	171%
Loss from operations	(182,228)	(131,906)	50,322	38%
Other (expense) income:
Other expense, net	(212)	(174)	38	22%
Interest expense	(2,763)	—	2,763	100%
Interest income	1,983	1,996	(13)	(1)%
Net loss	$(183,220)	$(130,084)	$53,136	41%
Product revenue— We began commercial sales of TYMLOS within the United States in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the nine months ended September 30, 2017 we recorded approximately $4.4 million of net product revenue. For further discussion regarding our revenue recognition policy, see Note 2, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cost of sales— Cost of sales of $0.6 million for the nine months ended September 30, 2017, consisted of costs associated with the manufacturing of TYMLOS, royalties owed to our licensor for such sales, and certain period costs. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of TYMLOS units recognized as revenue during the nine months ended September 30, 2017 were expensed prior to the April 2017 FDA approval and, therefore, are not included in cost of sales during this period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories.
Research and development expenses— For the nine months ended September 30, 2017, research and development expense was $60.2 million compared to $81.8 million for the nine months ended September 30, 2016, a decrease of $21.7 million, or 26%. This decrease was primarily driven by a $14.9 million decrease in RAD1901 project costs, a $14.1 million decrease in abaloparatide-SC project costs, and a $2.2 million decrease in development costs associated with abaloparatide-TD. This decrease was partially offset by a $9.7 million increase in compensation expense, including stock-based compensation, due to an increase in headcount from 101 research and development employees as of September 30, 2016 to 105 research and development employees as of September 30, 2017.
Selling, general and administrative expenses— For the nine months ended September 30, 2017, selling, general and administrative expense was $135.9 million compared to $50.1 million for the nine months ended September 30, 2016, an increase of $85.9 million, or 171%. This increase was primarily the result of an increase of approximately $27.9 million in professional fees and support costs during the nine months ended September 30, 2017, including the costs associated with increasing headcount and preparing for the commercialization of TYMLOS in the United States. This increase was also driven by a $49.4 million increase in compensation expense, including stock-based compensation, due to an increase in headcount from 90 general and administrative employees as of September 30, 2016 to 65 general and administrative employees and 296 selling related personnel as of September 30, 2017.
Interest income—For the nine months ended September 30, 2017, interest income was approximately $2.0 million compared to $2.0 million for the nine months ended September 30, 2016, a decrease of $13.0 thousand, or 1%. This decrease was primarily due to the combined effects of a decrease in the balance of our investments coupled with an increase in the rate of return on investments in the nine months ended September 30, 2017 as compared to those of the nine months ended September 30, 2016.
Interest expense—For the nine months ended September 30, 2017, interest expense was approximately $2.8 million compared to $0 for the nine months ended September 30, 2016, an increase of $2.8 million, or 100%. This increase was the result of the issuance of the Convertible Notes during the nine months ended September 30, 2017, while there was no debt outstanding for the nine months ended September 30, 2016.
Liquidity and Capital Resources
From inception to September 30, 2017, we have incurred an accumulated deficit of $811.3 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash, cash equivalents and short-term marketable securities balance as of September 30, 2017 was $468.1 million. We have financed our operations since inception primarily through the public offerings of our common stock, issuance of convertible debt, private sales of preferred stock, and borrowings under credit facilities, and following our commercial launch of TYMLOS in the United States, we have recently begun financing a portion of our operations through product revenue.
Based upon our cash, cash equivalents and marketable securities balance, we believe that, prior to the consideration of proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for not less than twelve months from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our clinical product portfolio with our existing cash, cash equivalents and marketable securities, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, or the incurrence of additional debt or other alternative financing arrangements.
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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
Net cash (used in) provided by:
Operating activities	$(167,091)	$(103,074)	$(64,017)	(62)%
Investing activities	41,105	139,519	(98,414)	(71)%
Financing activities	314,357	2,442	311,915	12,773%
Net decrease in cash and cash equivalents	$188,371	$38,887	149,484	384%
Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2017 was $167.1 million, which was primarily the result of a net loss of $183.2 million, partially offset by $31.6 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $14.8 million. The $183.2 million net loss was primarily due to abaloparatide-SC and elacestrant program development expenses along with employee compensation and consulting costs incurred to support regulatory submissions and preparation for the commercial launch of TYMLOS in the United States. The $31.6 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $28.8 million, amortization of debt discount of $1.6 million, and depreciation of $1.4 million.
Net cash used in operating activities during the nine months ended September 30, 2016 was $103.1 million, which was primarily the result of a net loss of $130.1 million, partially offset by $19.9 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $6.6 million. The $130.1 million net loss was primarily due to abaloparatide-SC program development expenses, including clinical and manufacturing costs, along with employee compensation and consulting costs incurred to support regulatory submissions and preparation for the commercial launch of TYMLOS in the United States. The $19.9 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $18.7 million, amortization of premiums on marketable securities of $0.8 million and depreciation of $0.4 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2017 was $41.1 million, which was primarily the result of $117.4 million of purchases of marketable securities and $8.7 million payments for capitalized milestones. These activities were partially offset by $170.2 million of net proceeds received from the sale or maturity of marketable securities.
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
Cash Flows from Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2017 was $314.4 million, which primarily consisted of $295.6 million of proceeds from our 3% Convertible Senior Notes due 2024, $16.2 million of proceeds received from exercises of stock options and $2.6 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan.
Net cash provided by financing activities during the nine months ended September 30, 2016 consisted of $2.4 million of proceeds received from the exercise of stock options.
Borrowings and Other Liabilities

In August 2017, we issued $300.0 million aggregate principal amount of Convertible Notes, as discussed in more detail in Note 15, “Convertible Notes Payable,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We received net proceeds of approximately $290.8 million from the sale of the Convertible Notes, after deducting fees and expenses of $9.2 million. In addition, on September 12, 2017, we issued an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. We received net proceeds of approximately $4.8 million from the sale of the over-allotment option, after deducting fees and expenses of $0.2 million.
Future minimum payments on our long-term debt as of September 30, 2017 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2017	$—
2018	9,582
2019	9,150
2020	9,150
2021	9,150
2022 and Thereafter	$332,450
Total minimum payments	$369,482
Less: interest	(64,482)
Less: unamortized discount	(142,241)
Less: current portion	—
Long Term Debt	$162,759
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
In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $13.0 million. The License Agreement further requires us to make payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $28.4 million). In connection with the FDA's approval of TYMLOS in April 2017, we paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which we have recorded as an intangible asset and will amortize over the remaining patent life or the estimated useful life of the underlying product, whichever is shorter. The agreement also provides that we will pay to Ipsen a fixed five percent royalty based on net sales of the product by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Prior to executing the License Agreement for abaloparatide with Radius, Ipsen licensed the Japanese rights for abaloparatide to Teijin. Teijin has initiated a Phase 3 clinical study of abaloparatide-SC in Japan for the treatment of postmenopausal osteoporosis. We have an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC in Japan and we maintain full global rights to our development program for abaloparatide-TD.

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
Teijin Limited
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. Teijin is developing abaloparatide-SC in Japan under an agreement with Ipsen and has initiated a Phase 3 trial in Japanese patients with osteoporosis. Pursuant to the Teijin Agreement, we granted Teijin (i) an exclusive payment bearing license under certain of our intellectual property to develop and commercialize abaloparatide-SC in Japan, (ii) a non-exclusive payment bearing license under certain of our intellectual property to manufacture abaloparatide-SC for commercial supply in Japan, (iii) a right of reference to certain of our regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC in Japan, (iv) a manufacture transfer package, upon Teijin’s request, consisting of information and the Company’s know-how that is necessary for the manufacture of active pharmaceutical ingredient and abaloparatide-SC, (v) an obligation, at Teijin’s request, to manufacture (or arrange for a third party to manufacture) and supply (or arrange for a third party to supply) the active pharmaceutical ingredient for the clinical supply of abaloparatide-SC in sufficient quantities to enable Teijin to conduct its clinical trials in Japan, and (vi) an obligation, at Teijin’s request, to arrange for Teijin to directly enter into commercial supply agreements with the Company’s existing contract manufacturers on the same pricing terms and on substantially similar commercial terms to those set forth in the Company’s existing agreements with such contract manufacturers.
In consideration for these rights, we received an upfront payment of $10.0 million. The Teijin Agreement also provides for additional payments to us of up to an aggregate of $40.0 million upon the achievement of certain regulatory and sales milestones, and requires Teijin to pay us a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, as defined below. In addition, we have an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC in Japan.
Teijin granted us (i) an exclusive license under certain of Teijin’s intellectual property to develop, manufacture and commercialize abaloparatide-SC outside Japan and (ii) a right of reference to certain of Teijin’s regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC outside Japan. We maintain full global rights to its development program for abaloparatide-TD, which is not part of the Teijin Agreement. Pursuant to the Teijin Agreement, the parties may further collaborate on new indications for abaloparatide-SC.

Unless earlier terminated, the Teijin Agreement expires on the later of the (i) date on which the use, sale or importation of abaloparatide-SC is no longer covered by a valid claim under our patent rights licensed to Teijin in Japan, (ii) expiration of marketing or data exclusivity for abaloparatide-SC in Japan, or (iii) 10th anniversary of the first commercial sale of abaloparatide-SC in Japan.
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
We are exposed to market risk related to changes in interest rates. As of September 30, 2017, we had cash, cash equivalents and short-term marketable securities of $468.1 million, consisting of cash, money market funds, domestic corporate debt securities, domestic corporate commercial paper, and asset-backed securities. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Because our marketable securities are short-term in duration, and have a low risk profile, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments. We carry our investments based on publicly available information. As of September 30, 2017, we do not have any hard-to-value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 4.   Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
We consider the accounting for our net product revenue from sales of TYMLOS in the United States to be material to the results of operations for the three months ended September 30, 2017, and believe that the additional internal controls and procedures relating to the accounting for net product revenues, as well as adoption of Topic 606 in connection therewith, and related commercial inventory, have a material effect on our internal control over financial reporting. During the quarter ended September 30, 2017, there were no further changes in our internal controls over financial reporting. See Note 2, "Basis of Presentation and Significant Accounting Policies" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further details.

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
On July 31, 2017, Ipsen submitted its Statement of Claim to the Arbitral Tribunal and on September 14, 2017 Radius submitted its Statement of Defense and Counterclaims. Subsequently, on October 20, 2017, Ipsen submitted its Reply and Statement of Defense to Radius’s Counterclaims to the Arbitral Tribunal. The arbitration proceeding is continuing and following additional briefing a hearing on the merits is anticipated to be held in December 2017. Given that this matter is at a preliminary stage, we cannot predict or assess the likely outcome of these proceedings.
Item 1A.      Risk Factors.
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission, or the SEC.

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

Date: November 2, 2017

	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 2, 2017

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation, filed on June 11, 2014	8-K	001-35726	3.1	6/13/2014

3.2	Amended and Restated By-Laws	8-K	001-35726	3.2	6/13/2014

10.1†	License and Development Agreement, dated July 13, 2017, between the Company and Teijin Limited					*

10.2	Agreement and General Release, dated July 16, 2017, between the Company and Robert Ward	8-K	001-35726	10.3	7/17/2017

10.3	Employment Inducement Stock Option Agreement, dated July 17, 2017, between the Company and Jesper Høiland	8-K	001-35726	10.2	7/17/2017

10.4	Amended and Restated First Amendment to Sublease, dated August 1, 2017, between the Company and Rovi Corporation					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*                                         Filed herewith.
**                                  Furnished herewith.
† Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.