Form 10-K
period 2017-12-31
Radius Health, Inc.
filed 2018-03-01
CIK 1428522

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock, $0.0001 par value per share ("Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2017 was $1.3 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Number of shares outstanding of the registrant's common stock, par value $0.0001 per share, as of February 26, 2018: 45,076,508
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Radius Health, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
        This report, including in the sections titled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "continue," "should," "would," "could," "potentially," "will," "may" or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include, among other things, statements about:

•	our expectations regarding commercialization of TYMLOSTM in the U.S. and our ability to successfully commercialize TYMLOS in the U.S.;

•	the therapeutic benefits and effectiveness of TYMLOS and our investigational product candidates;

•	our ability to obtain U.S. and foreign regulatory approval for our product candidates, and the timing thereof;

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with TYMLOS or our investigational product candidates;

•	anticipated trends and challenges in the market in which TYMLOS will compete and in other potential markets in which we may compete;

•	our plans with respect to collaborations and licenses related to the development, manufacture or sale of TYMLOS and our investigational product candidates;

•	the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;

•	the safety profile and related adverse events of TYMLOS and our investigational product candidates;

•	the ability of our investigational product candidates to meet existing or future regulatory standards;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the success of our clinical studies for our investigational product candidates;

•	our expectations as to future financial performance, expense levels, future payment obligations and liquidity sources;

•	our ability to attract, motivate, and retain key personnel; and

•	other factors discussed elsewhere in this report.
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
Overview
We are a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics in the areas of osteoporosis and oncology. In April 2017, our first commercial product, TYMLOSTM (abaloparatide) injection, was approved by the U.S. Food and Drug Administration ("FDA") for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and, as of February 2018, TYMLOS was available and covered for approximately 259 million U.S. insured lives, representing approximately 86% of U.S. insured lives. In May 2017, we also announced positive top-line results from our completed 24-month ACTIVExtend clinical trial for TYMLOS, which met all of its primary and secondary endpoints. We submitted a labeling supplement to the FDA in connection with the results from our ACTIVExtend trial in December 2017. In July 2017, we entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. Under this agreement, we are entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, and we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. Our European Marketing Authorisation Application (“MAA”) for abaloparatide-SC is under review by the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and we expect an opinion from the CHMP regarding the MAA during the first half of 2018. In the first quarter of 2018, we expect to initiate a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental new drug application ("NDA") seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. In the first half of 2018, we plan to initiate a bone histomorphometry study, which would enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.
We are developing an abaloparatide transdermal patch, or abaloparatide-patch, for potential use in the treatment of postmenopausal women with osteoporosis. In January 2018, we met with the FDA and gained alignment with the agency on a single, pivotal BMD non-inferiority bridging study to support an NDA submission. The FDA agreed that, depending on the study results, a randomized, open label, active-controlled, non-inferiority Phase 3 study of up to 500 patients with postmenopausal osteoporosis at high risk of fracture would be sufficient to gain approval for abaloparatide-patch. The FDA confirmed that the primary endpoint will be change in lumbar spine BMD at 12 months and that the non-inferiority margin must preserve 75% of the active control (abaloparatide-SC) based on the lower bound of the 95% confidence interval. We expect to initiate this pivotal study in mid-2019 and to complete it in 2020. In February 2018, we entered into a scale-up and commercial supply agreement with 3M Company pursuant to which 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch.
We are also developing our investigational product candidate, elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), for potential use in the treatment of hormone-receptor positive breast cancer. We have completed enrollment in our ongoing dose escalation Part A, and dose expansion Part B and C, and in the 18F fluoroestradiol positron emission tomography (“FES-PET”) imaging Phase 1 studies of elacestrant in advanced metastatic breast cancer. In October 2017, the FDA granted Fast Track designation for our elacestrant breast cancer program. Based on feedback from the EMA and the FDA, we now intend to conduct a single, randomized, controlled Phase 2 trial of elacestrant as a third-line monotherapy in approximately 300 patients with ER+/HER2- advanced/metastatic breast cancer. Patients in the study would be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent and the primary endpoint of the study will be progression-free survival (“PFS”). The study would also include a planned interim PFS analysis. We believe that, depending on results, this single trial would support applications for global marketing approvals for elacestrant as a third-line monotherapy. In addition, depending on results of the interim analysis, the Company could seek accelerated approval for elacestrant in the United States. We will provide further study details when the Phase 2 study is started, which we expect will be in the second half of 2018.
We are developing our internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator ("SARM") for potential use in the treatment of hormone-receptor positive breast cancer. In September 2017, we initiated a Phase 1 study of RAD140 in patients with locally advanced or metastatic breast cancer. We expect to provide an update on our RAD140 development program by the end of 2018.

Our Marketed Product and Investigational Product Candidates
The success of our business is primarily dependent upon our ability to commercialize TYMLOS and to develop and commercialize our current and future product candidates. The following table identifies our commercial product, TYMLOS, and the investigational product candidates in our current product portfolio, their potential indication and stage of development. We hold worldwide commercialization rights for all these product candidates, excluding abaloparatide-SC, for which we hold worldwide commercialization rights, except for Japan, where we have an option to negotiate a co-promotion agreement with Teijin.
Abaloparatide
In April 2017, the FDA approved TYMLOS for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. We are developing two formulations of abaloparatide: abaloparatide-SC, an injectable subcutaneous formulation of abaloparatide, and abaloparatide-patch, a short-wear-time patch formulation of abaloparatide.
TYMLOS (Abaloparatide-SC)
TYMLOS was approved in the United States in April 2017 for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The efficacy of TYMLOS for the treatment of postmenopausal women with osteoporosis was evaluated in an 18-month, randomized, multicenter, double-blind, placebo controlled clinical trial. The study also had an open label teriparatide arm. TYMLOS resulted in a significant reduction in the incidence of new vertebral fractures compared to placebo at 18 months (0.6% TYMLOS compared to 4.2% placebo). The relative risk reduction in new vertebral fractures at 18 months compared to placebo was 86% (p <0.001) for TYMLOS and 80% (p <0.001) for teriparatide. TYMLOS also resulted in a significant reduction in the incidence of nonvertebral fractures at the end of the 18 months of treatment plus one month follow-up where no drug was administered (2.7% for TYMLOS compared to 4.7% for placebo). The relative risk reduction, compared to placebo, in nonvertebral fractures for TYMLOS was 43% (p=0.049) and 28% for teriparatide (p=0.22). There was a 43% (p=0.02) risk reduction in clinical fractures for TYMLOS and a 29% (p=0.11) for teriparatide; a 70% (p<0.001) risk reduction in major osteoporotic fractures for TYMLOS, and 33% (p=0.14) for teriparatide, compared with patients who received placebo. For major osteoporotic fractures, there was a 55% (p=0.03) risk reduction for TYMLOS-treated patients compared to teriparatide.

The first commercial sales of TYMLOS in the United States occurred in May 2017 and we are commercializing TYMLOS in the United States through our commercial organization. We have built a distribution network for TYMLOS in the United States, comprised of well-established distributors and specialty pharmacies. Under our distribution model, both the distributors and specialty pharmacies take physical delivery of TYMLOS and the specialty pharmacies dispense TYMLOS directly to patients. As of February 2018, TYMLOS was available and covered for approximately 259 million U.S. insured lives, representing approximately 86% of U.S. insured lives. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan, where we have an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC.
The combined 25-month fracture data from our Phase 3 clinical trial program for TYMLOS formed the basis of our regulatory submissions in the United States and Europe. In November 2015, we submitted an MAA for abaloparatide-SC to the EMA, which was validated and is currently undergoing active regulatory assessment by the CHMP. In December 2017, the CHMP issued a third Day-180 List of Outstanding Issues. As part of its on-going risk-benefit assessment, the CHMP informed the Company that it intends to refer the MAA to a scientific advisory group for additional advice. We expect that the CHMP may adopt an opinion regarding our MAA during the first half of 2018. We intend to enter into a collaboration for the commercialization of abaloparatide-SC outside of the United States and Japan.
In May 2017, we announced positive top-line results from the completed 24-month ACTIVExtend clinical trial of TYMLOS, which met all of its primary and secondary endpoints. In ACTIVExtend, patients who had completed 18 months of TYMLOS injections or placebo in the ACTIVE Phase 3 trial were transitioned to receive 24 additional months of open-label alendronate. For the subset of ACTIVE trial patients (n=1139) that enrolled in the ACTIVExtend trial, the previous TYMLOS-treated patients had a significant 84% relative risk reduction (p<0.0001) in the incidence of new vertebral fractures compared with patients who received placebo followed by alendronate. They also demonstrated a 39% risk reduction in nonvertebral fractures (p=0.038), a 34% risk reduction clinical fractures (p=0.045) and a 50% risk reduction in major osteoporotic fractures (p=0.011) compared with patients who received placebo followed by alendronate. At the 43-month timepoint, for all patients (n=1645) that enrolled in the ACTIVE trial, TYMLOS-treated patients had a statistically significant risk reduction in new vertebral fractures (p<0.0001), nonvertebral fractures (p=0.038), clinical fractures (p=0.045), and major osteoporotic fractures (p<0.001), compared with patients who received placebo followed by alendronate. While not a pre-specified endpoint, there was also a statistically significant risk reduction in hip fractures (p=0.027) at the 43-month time point in the TYMLOS-treated patients, compared with patients who received placebo followed by alendronate. The adverse events reported during the alendronate treatment period were similar between the previous TYMLOS-treated patients and the previous placebo group. The incidences of cardiovascular adverse events including serious adverse events were similar between groups. There have been no cases of osteonecrosis of the jaw or atypical femoral fracture in the entire TYMLOS development program. The results from the completed ACTIVExtend trial were presented at a major scientific meeting in September 2017 and we submitted a labeling supplement in connection with this data to the FDA in December 2017.
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. Pursuant to the agreement, we may receive additional milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan.
In late 2017, we gained agreement with the FDA on the design of a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. The study will be a randomized, double-blind, placebo-controlled trial that will enroll approximately 225 men with osteoporosis. The primary endpoint is change in spine BMD at 12 months compared with placebo. In previous clinical trials, TYMLOS has demonstrated increases in BMD in postmenopausal women. The study will include specialized high-resolution imaging of bone structure in a subset of the study participants. We expect to initiate the trial in the first quarter of 2018.
In the first half of 2018, we plan to initiate a bone histomorphometry study, which would enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.
Abaloparatide-patch
We are also developing abaloparatide-patch, based on 3M’s patented Microstructured Transdermal System technology, for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-patch technology and we are developing abaloparatide-patch toward future global regulatory submissions to build upon the potential success of TYMLOS. Our development strategy for abaloparatide patch is to bridge to the established efficacy and safety of our approved abaloparatide-SC formulation.

We commenced a human replicative clinical evaluation of the optimized abaloparatide-patch in December 2015, with the goal of achieving comparability to abaloparatide-SC. In September 2016, we presented results from this evaluation of the first and second abaloparatide-patch prototypes, demonstrating that formulation technology can modify the pharmacokinetic profile of abaloparatide, including Tmax, half-life (“T1/2”), and area under the curve (“AUC”). In March 2018, we announced that through further optimization we had achieved comparability to the abaloparatide-SC profile with a third prototype (the “current abaloparatide-patch”). The current abaloparatide-patch optimized the drug-device combination through process improvements, a finalized formulation, selection of a dose (300 µg), and the introduction of a new clinical applicator. Together these changes, which were designed to improve the ease of use and patient experience, resulted in an increased half-life and AUC (915 pg.hr/ml for the current abaloparatide-patch, compared to 242 pg.hr/ml for the first patch prototype, 645 pg.hr/ml for the second patch prototype, and 936 pg.hr/ml for abaloparatide-SC).
In January 2018, we met with the FDA to align on a regulatory and development path for registration of abaloparatide-patch. We gained alignment with the agency on a single, pivotal BMD non-inferiority bridging study to support an NDA submission. The FDA agreed that, depending on the study results, a randomized, open label, active-controlled, non-inferiority Phase 3 study of up to 500 patients with postmenopausal osteoporosis at high risk of fracture would be sufficient to gain approval for abaloparatide-patch. The FDA confirmed that the primary endpoint will be change in lumbar spine BMD at 12 months and that the non-inferiority margin must preserve 75% of the active control (abaloparatide-SC) based on the lower bound of the 95% confidence interval. We expect to initiate this pivotal study in mid-2019 and to complete it in 2020. On February 27, 2018, we entered into a scale-up and commercial supply agreement with 3M Company pursuant to which 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch.
Elacestrant (RAD1901)
Elacestrant is a SERD that we are evaluating for potential use as an oral treatment for hormone-receptor positive breast cancer. We hold worldwide commercialization rights to elacestrant. Elacestrant is currently being investigated in women with advanced estrogen receptor positive (“ER-positive”) and human epidermal growth factor receptor 2-negative (“HER2-negative”) breast cancer, the most common subtype of the disease. Studies completed to date indicate that the compound has the potential for use as a single agent, or in combination with other therapies for the treatment of breast cancer. To date, no dose limiting toxicities have been reported in the elacestrant program. We believe that, subject to successful development, regulatory review and approval, elacestrant could have the potential to offer the following advantages compared to current standard of care treatments for ER-positive and HER2-negative breast cancer:

•	ability to degrade the estrogen receptor;

•	favorable efficacy and tolerability profile;

•	ability to effectively combine with other agents;

•	treatment of hormone-resistant breast cancers; and

•	once a day oral administration.
We have completed enrollment in our elacestrant FES-PET imaging study and dose-escalation Part A and expansion study parts B and C Phase 1 breast cancer trials. In June 2017, we discussed the data from these ongoing Phase 1 studies with the FDA to gain alignment on defining the next steps for our elacestrant breast cancer program, including the design of a Phase 2 trial. In this meeting, the FDA agreed that a single-arm monotherapy Phase 2 study of up to 200 patients, could be appropriate with the primary endpoint being ORR, coupled with DOR. Depending on the study results, which must demonstrate an improvement over then available therapies, this study could be considered a pivotal study for accelerated approval as long as a confirmatory study is ongoing at the time of our NDA submission. In October 2017, the FDA granted Fast Track designation for our elacestrant breast cancer program. Fast Track is a process the FDA designed to facilitate the development and expedite the review of new therapies to treat serious conditions and fill unmet medical needs.
In February 2018, we received scientific advice from the European Medicines Agency (“EMA”) regarding a potential single-arm monotherapy Phase 2 trial of elacestrant in patients with ER+, HER2- advanced or metastatic breast cancer. In addition, we had a further meeting in February 2018 with the FDA regarding the registrational pathway for elacestrant at which we confirmed FDA’s guidance for a single-arm study and gained alignment with the agency on an alternative potential comparator study design for our monotherapy program. Based on feedback from the EMA and the FDA, we now intend to conduct a single, randomized, controlled Phase 2 trial of elacestrant as a third-line monotherapy in approximately 300 patients with ER+/HER2- advanced/metastatic breast cancer. Patients in the study would be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent and the primary endpoint of the study will be progression-free survival (“PFS”). The study would also include a planned interim PFS analysis. We believe that, depending on results, this single trial would support applications for global marketing approvals for elacestrant as a third-line monotherapy. In addition, depending on results of the interim analysis, the Company could seek accelerated approval for elacestrant in the United States. We will provide further study details when the Phase 2 study is started, which we expect will be in the second half of 2018.
Phase 1 - Dose-Escalation and Expansion Study
In December 2014, we commenced a Phase 1, multicenter, open-label, multiple-part, dose-escalation study of elacestrant in postmenopausal women with ER-positive and HER2-negative advanced breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of elacestrant. Part A of this Phase 1 study was designed to evaluate escalating doses of elacestrant. The Part B expansion cohort was initiated at 400-mg daily dosing in March 2016 to allow for an evaluation of additional safety, tolerability and preliminary efficacy. The patients enrolled in this study are heavily pretreated ER-positive, HER2-negative advanced breast cancer patients who have received a median of 3 prior lines of therapy including fulvestrant and CDK4/6 inhibitors, and about 50% of the patients had ESR1 mutations. We have completed enrollment in the ongoing dose-escalation Part A and expansion study parts B and C. In December 2017, we initiated enrollment of a Part D cohort in this study to provide additional data on a more homogeneous and genetically defined patient population to support our overall elacestrant clinical development program and anticipated regulatory submissions.
In December 2016 and June 2017, we reported positive results from this ongoing Phase 1 dose-escalation and expansion study. As of the study cut-off date of April 28, 2017, the elacestrant single agent ORR, was 23% with five confirmed partial responses in heavily pre-treated patients with advanced ER-positive breast cancer and in the 400-mg patient group of 26 patients with mature data, the median progression free survival was 4.5 months. These results showed that elacestrant was well-tolerated with the most commonly reported adverse events being low grade nausea and dyspepsia. In December 2017, we reported additional updated data from this ongoing Phase 1 dose-escalation and expansion study, which included mature data from 40 patients treated at the 400 mg dose in this study. As of the study cut-off date of October 30, 2017, the elacestrant single agent ORR, was 27.3% with six confirmed partial responses out of 22 patients with response evaluation criteria in solid tumors ("RECIST") measurable disease. The median progression free survival was 5.4 months and clinical benefit rate at 24 weeks was 47.4%. These results showed that elacestrant was well-tolerated with the most commonly reported adverse events being low grade nausea, dyspepsia and vomiting.
Phase 1 - FES-PET Study
In December 2015, we commenced a Phase 1 FES-PET study in patients with metastatic breast cancer in the European Union, which includes the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following elacestrant treatment. In December 2016, we reported positive results from the Phase 1 FES-PET study. The first three enrolled patients dosed at the 400-mg cohort had a tumor FES-PET signal intensity reduction ranging from 79% to 91% at day 14 compared to baseline. This study enrolled five additional patients in the 400-mg daily oral cohort, followed by eight patients in the 200-mg daily oral cohort.
In December 2017, we reported updated data from the Phase 1 FES-PET study that elacestrant demonstrated robust reduction in tumor ER availability in patients with advanced ER+ breast cancer who progressed on prior endocrine therapy. Seven out of eight patients dosed at the 400-mg cohort, and four out of seven patients dosed at the 200-mg cohort, had a tumor FES-PET signal intensity reduction equal to, or greater than, 75% at day 14 compared to baseline. The reduction in FES uptake supports flexibility for both 200-mg and 400-mg elacestrant dose selection for further clinical development in combination studies with various targeted agents and was similar in patients harboring mutant or wild-type ESR1. The most commonly reported adverse events reported were grade 1 and 2 nausea and dyspepsia.
Potential for use in Combination Therapy
In July 2015, we announced that early but promising preclinical data showed that our investigational drug elacestrant, in combination with Pfizer’s palbociclib, a cyclin-dependent kinase ("CDK 4/6 inhibitor") or Novartis’ everolimus, an mTOR inhibitor, was effective in shrinking tumors. In preclinical patient-derived xenograft breast cancer models with either wild type or mutant ESR1, treatment with elacestrant resulted in marked tumor growth inhibition, and the combination of elacestrant with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone. We believe that this preclinical data suggests that elacestrant has the potential to overcome endocrine resistance, is well-tolerated, and has a profile that is well suited for use in combination therapy.
In December 2017, we announced additional preclinical data that continues to demonstrate elacestrant anti-tumor activity, as a single agent and in combination, in multiple models. In these preclinical models, elacestrant demonstrated marked tumor growth inhibition, as a single agent in models treated with multiple rounds of fulvestrant and in combination with CDK 4/6 inhibitors such as palbociclib and abemaciclib and with a phosphoinositide 3-kinase inhibitor, alpelisib.

Collaborations
In July 2016, we entered into a preclinical collaboration with Takeda Pharmaceutical Company Limited to evaluate the combination of elacestrant with Takeda's investigational drug TAK-228, an oral mTORC 1/2 inhibitor in Phase 2b development for the treatment of breast, endometrial and renal cancer, with the goal of potentially exploring such combination in a clinical study. We and Takeda have each agreed to contribute resources and supply compound material necessary for studies to be conducted under the collaboration and will share third party out-of-pocket research and development expenses. Activities under this collaboration are ongoing. Upon completion, both parties will agree upon the appropriate communication of the results.
In January 2016, we entered into a worldwide clinical collaboration with Novartis Pharmaceuticals to evaluate the safety and efficacy of combining elacestrant with Novartis’ investigational agent LEE011 (ribociclib), a CDK 4/6 inhibitor, and BYL719 (alpelisib), an investigational phosphoinositide 3-kinase inhibitor. In January 2018, we terminated this collaboration following the completion of preclinical studies. We are evaluating additional opportunities to collaborate with companies to evaluate the safety and efficacy of combining elacestrant with other agents for the treatment of breast cancer. We believe that such combinations may be suitable in earlier lines of treatment for patients with advanced disease.
Vasomotor Symptoms
In December 2017, following a strategic review, we announced that we decided to discontinue further evaluation of elacestrant for vasomotor symptoms to focus instead on the continued clinical development of the compound as a potential treatment option in breast cancer.
RAD140
RAD140 is an internally discovered SARM. The androgen receptor ("AR") is highly expressed in many ER-positive, ER-negative, and triple-negative receptor breast cancers. Due to its receptor and tissue selectivity, potent activity, oral bioavailability, and long half-life, we believe RAD140 could have clinical potential in the treatment of breast cancer. We hold worldwide commercialization rights to RAD140.
In July 2016, we reported that RAD140 in preclinical xenograft models of breast cancer demonstrated potent tumor growth inhibition when administered alone or in combinations with CDK4/6 inhibitors. It is estimated that approximately 70% of breast cancers express the androgen receptor. Our data suggest that RAD140 activity at the androgen receptor leads to activation of AR signaling pathways including an AR-specific tumor suppressor and suppression of ER signaling. In April 2017, we presented these RAD140 preclinical results at a major scientific congress.
In September 2017, we initiated a Phase 1 study of RAD140 in patients with hormone receptor positive locally advanced or metastatic breast cancer. The clinical trial is designed to evaluate the safety and maximum tolerated dose of RAD140 in approximately 40 patients. Primary safety outcomes from the trial include rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response will also be evaluated. We expect to provide an update on our RAD140 development program by the end of 2018.
Our Strategy
To achieve our goal of becoming a leading provider of innovative endocrine therapeutics in the areas of osteoporosis and oncology, we plan to:

•
Become a market leader for anabolic osteoporosis therapies. TYMLOS was approved by the FDA in April 2017, with U.S. commercial sales commencing in May 2017, and are focused on growing our market share in anabolic appropriate patients. We are conducting additional clinical research towards potential additional indications for TYMLOS, including a clinical trial in men with osteoporosis that we expect to initiate in the first quarter of 2018, and which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. In the first half of 2018, we plan to initiate a bone histomorphometry study, which would enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.

•
Selectively pursue partnerships or collaborations to commercialize abaloparatide-SC outside the U.S. In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. Under this agreement, we received an upfront payment and may receive up to an aggregate of $40.0 million upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. We intend to enter into a collaboration for the commercialization of abaloparatide-SC outside of the United States and Japan.

•
Expand abaloparatide's market potential through the continued development of abaloparatide-patch.  We are developing our investigational abaloparatide-patch as a short-wear-time transdermal patch. In January 2018, we met with the FDA and gained alignment with the agency on a single, pivotal BMD non-inferiority bridging study to support an NDA submission. The FDA agreed that, depending on the study results, a randomized, open label, active-controlled, non-inferiority Phase 3 study of up to 500 patients with postmenopausal osteoporosis at high risk of fracture would be sufficient to gain approval for abaloparatide-patch. The FDA confirmed that the primary endpoint will be change in lumbar spine BMD at 12 months and that the non-inferiority margin must preserve 75% of the active control (abaloparatide-SC) based on the lower bound of the 95% confidence interval. We expect to initiate this pivotal study in mid-2019 and to complete it in 2020. In February 2018, we entered into a scale-up and commercial supply agreement with 3M Company pursuant to which 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch.

•
Become a leader in the field of hormone-receptor driven cancers.  We are developing our investigational product candidate elacestrant as a potential treatment for hormone-receptor positive breast cancer as a single agent and in combination with other therapies. Based on feedback from the EMA and the FDA, we intend to conduct a single, randomized, controlled Phase 2 trial of elacestrant as a third-line monotherapy in approximately 300 patients with ER+/HER2- advanced/metastatic breast cancer. We believe that, depending on results, this single trial would support applications for global marketing approvals for elacestrant as a third-line monotherapy. In addition, depending on results of the interim analysis, the Company could seek accelerated approval for elacestrant in the United States. We will provide further study details when the Phase 2 study is started, which we expect will be in the second half of 2018. We are exploring potential strategic collaborations to broaden development to potentially address earlier lines of treatment in combination with other anti-cancer agents. In addition, we are leveraging our experience with elacestrant to develop a next generation SERD for potential use in the treatment of hormone-drive cancers. We are advancing the development of RAD140 as a potential treatment for hormone-receptor positive breast cancer and in September 2017 we initiated a Phase 1 study of RAD140 in patients with locally advanced or metastatic breast cancer.

•
Continue to expand our product portfolio.  We plan to leverage our drug development expertise to discover and develop additional investigational product candidates focused on osteoporosis, oncology and endocrine diseases and conditions. We may also consider opportunistically expanding our product portfolio within these areas through in-licensing, acquisitions or partnerships.

Our Opportunity
Osteoporosis
Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, which leads to greater fragility and an increase in fracture risk. All bones become more fragile and susceptible to fracture as the disease progresses. People tend to be unaware that their bones are getting weaker, and a person with osteoporosis can fracture a bone from even a minor fall. The debilitating effects of osteoporosis have substantial costs. Loss of mobility, admission to nursing homes and dependence on caregivers are all common consequences of osteoporosis. The prevalence of osteoporosis is growing and, per the National Osteoporosis Foundation ("NOF"), is significantly under-recognized and under-treated in the population. While the aging of the population is a primary driver of an increase in cases, osteoporosis is also increasing from the use of drugs that induce bone loss, such as chronic use of glucocorticoids and aromatase inhibitors that are increasingly used for breast cancer and hormone therapies used for prostate cancer.
The NOF has estimated that 10 million people in the United States, composed of eight million women and two million men, already have osteoporosis, and another approximately 44 million have low bone mass placing them at increased risk for osteoporosis. In addition, the NOF has estimated that osteoporosis is responsible for more than two million fractures in the United States each year resulting in an estimated $19 billion in costs annually. The NOF expects that the number of fractures in the United States due to osteoporosis will rise to three million by 2025, resulting in an estimated $25.3 billion in costs each year. Worldwide, osteoporosis affects an estimated 200 million women according to the International Osteoporosis Foundation ("IOF") and causes more than 8.9 million fractures annually, which is equivalent to an osteoporotic fracture occurring approximately every three seconds.
The IOF has estimated that 1.6 million hip fractures occur worldwide each year, and by 2050 this number could reach between 4.5 million and 6.3 million. The IOF estimates that in Europe alone, the annual cost of osteoporotic fractures could surpass €76 billion by 2050. The IOF, in its 2013 Asia-Pacific audit, estimated that osteoporosis affects 10% of the population in Japan over age 40; composed of 9.8 million women and 3 million men. By 2025, it is expected that 25% of Japan’s population will be over 70 years old with an average life expectancy of 87 years, and this is predicted to increase to 32% of Japan’s population in 2050 with an average life expectancy of 92 years. In 2050, it is also expected that over half of the Japanese population will be over 50 years old. The expected increase in the age of its population presents Japan with a significant need to focus on the health of its elderly, including osteoporosis.
In 2017, total sales of branded osteoporosis drugs approximated $7.3 billion, worldwide, of which more than $4.3 billion was attributable to injectable therapies. There are two main types of osteoporosis drugs currently available in the United States, anti-resorptive agents and anabolic agents. Anti-resorptive agents act to prevent further bone loss by inhibiting the breakdown of bone, whereas anabolic agents stimulate bone formation to build new bone.
We believe there is a large unmet need in the market for osteoporosis treatment because existing therapies have been reported to have shortcomings in efficacy, tolerability and convenience. For example, one current standard of care, bisphosphonates, which are anti-resorptive agents, have been associated with infrequent but serious adverse events, such as osteonecrosis of the jaw and atypical fractures, especially of long bones. These side effects, although uncommon, reportedly have created increasing concern with physicians and patients. We believe many physicians are seeking alternatives to bisphosphonates. Forteo/Forsteo® (teriparatide) marketed by Eli Lilly and Company ("Lilly") and Prolia® (denosumab) marketed by Amgen Inc. ("Amgen") are two alternatives to bisphosphonates that are approved for the treatment of osteoporosis. Prolia has also been associated with infrequent but serious adverse events, such as osteonecrosis of the jaw and atypical fractures. In 2017, Forteo/Forsteo had reported worldwide sales of approximately $1.8 billion, $1.0 billion in the United States and $0.8 billion outside of the United States, and Prolia had reported worldwide sales of approximately $2.0 billion, $1.3 billion in the United States and $0.7 billion outside of the United States. In 2016, IMS (now IQVIA) estimated that sales for osteoporosis medicines in Japan were 292 billion yen, or approximately $2.7 billion, of which aggregate sales for anabolic agents (Lilly’s Forteo and Asahi Kasei’s Teribone) comprised 77 billion yen, or $720 million.
We believe there is a significant opportunity for TYMLOS (abaloparatide), an anabolic agent which is approved in the U.S. for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. With the potential addition of new guidelines, expanding research, increased diagnosis effort, greater awareness of the long-term risk associated with osteoporotic fracture, and new, more effective therapies we believe osteoporosis treatment will expand and likewise our potential commercial opportunity. We also believe that there is a significant opportunity for abaloparatide outside the U.S., particularly in Japan, where we have a license and development agreement with Teijin for abaloparatide-SC under which we are entitled to receive payments up to an aggregate of $40.0 million upon the achievement of certain regulatory and sales milestones, a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, and have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan.
Abaloparatide
In April 2017, the FDA approved TYMLOS for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. We are developing two formulations of abaloparatide: abaloparatide-SC and abaloparatide-patch.
Abaloparatide-SC
TYMLOS was approved in the United States in April 2017 for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The first commercial sales of TYMLOS in the United States occurred in May 2017. We are commercializing TYMLOS in the United States through our commercial organization. We have a distribution network of well-established distributors and specialty pharmacies for TYMLOS in the United States. Under our distribution model, both the distributors and specialty pharmacies take physical delivery of TYMLOS and the specialty pharmacies dispense TYMLOS directly to patients. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan, where we have an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC.
The combined 25-month fracture data from our Phase 3 clinical trial program for TYMLOS formed the basis of our regulatory submissions in the United States and Europe. In November 2015, we submitted an MAA for abaloparatide-SC to the EMA, which was validated and is currently undergoing active regulatory assessment by the CHMP. In December 2017, the CHMP issued a third Day-180 List of Outstanding Issues. As part of its on-going risk-benefit assessment, the CHMP informed the Company that it intends to refer the MAA to a scientific advisory group for additional advice. We expect that the CHMP may adopt an opinion regarding our MAA during the first half of 2018. We intend to enter into a collaboration for the commercialization of abaloparatide-SC outside of the United States and Japan.
In May 2017, we announced positive top-line results from the completed 24-month ACTIVExtend clinical trial of TYMLOS, which met all its primary and secondary endpoints. In ACTIVExtend, patients who had completed 18 months of

TYMLOS (abaloparatide) injections or placebo in the ACTIVE Phase 3 trial were transitioned to receive 24 additional months of open-label alendronate. For the subset of ACTIVE trial patients (n=1139) that enrolled in the ACTIVExtend trial, the previous TYMLOS-treated patients had a significant 84% relative risk reduction (p<0.0001) in the incidence of new vertebral fractures compared with patients who received placebo followed by alendronate. They also demonstrated a 39% risk reduction in nonvertebral fractures (p=0.038), a 34% risk reduction clinical fractures (p=0.045) and a 50% risk reduction in major osteoporotic fractures (p=0.011) compared with patients who received placebo followed by alendronate. At the 43-month timepoint, for all patients (n=1645) that enrolled in the ACTIVE trial, TYMLOS-treated patients had a statistically significant risk reduction in new vertebral fractures (p<0.0001), nonvertebral fractures (p=0.038), clinical fractures (p=0.045), and major osteoporotic fractures (p<0.001), compared with patients who received placebo followed by alendronate. While not a pre-specified endpoint, there was also a statistically significant risk reduction in hip fractures (p=0.027) at the 43-month time point in the TYMLOS-treated patients, compared with patients who received placebo followed by alendronate. The adverse events reported during the alendronate treatment period were similar between the previous TYMLOS-treated patients and the previous placebo group. The incidences of cardiovascular adverse events including serious adverse events were similar between groups. There have been no cases of osteonecrosis of the jaw or atypical femoral fracture in the entire TYMLOS development program. The results from the completed ACTIVExtend trial were presented at a major scientific meeting in September 2017 and we submitted a labeling supplement in connection with this data to the FDA in December 2017.
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. Pursuant to the agreement, we may receive additional milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan.
In late 2017, we gained agreement with the FDA on the design of a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. The study will be a randomized, double-blind, placebo-controlled trial that will enroll approximately 225 men with osteoporosis. The primary endpoint is change in lumbar spine BMD at 12 months compared with placebo. In previous clinical trials, TYMLOS has demonstrated increases in BMD in postmenopausal women. The study will include specialized high-resolution imaging of bone structure in a subset of the study participants. We expect to initiate the trial in the first quarter of 2018.
In the first half of 2018, we plan to initiate a bone histomorphometry study, which would enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.
Abaloparatide-patch
We are also developing abaloparatide-patch, based on 3M’s patented Microstructured Transdermal System technology, for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-patch technology and we are developing abaloparatide-patch toward future global regulatory submissions to build upon the potential success of TYMLOS. Our development strategy for abaloparatide patch is to bridge to the established efficacy and safety of our approved abaloparatide-SC formulation.
We commenced a human replicative clinical evaluation of the optimized abaloparatide-patch in December 2015, with the goal of achieving comparability to abaloparatide-SC. In September 2016, we presented results from this evaluation of the first and second abaloparatide-patch prototypes, demonstrating that formulation technology can modify the pharmacokinetic profile of abaloparatide, including Tmax, half-life (“T1/2”), and area under the curve (“AUC”). In March 2018, we announced that through further optimization we had achieved comparability to the abaloparatide-SC profile with a third prototype (the “current abaloparatide-patch”). The current abaloparatide-patch optimized the drug-device combination through process improvements, a finalized formulation, selection of a dose (300 µg), and the introduction of a new clinical applicator. Together these changes, which were designed to improve the ease of use and patient experience, resulted in an increased half-life and AUC (915 pg.hr/ml for the current abaloparatide-patch, compared to 242 pg.hr/ml for the first patch prototype, 645 pg.hr/ml for the second patch prototype, and 936 pg.hr/ml for abaloparatide-SC).
In January 2018, we met with the FDA to align on a regulatory and development path for registration of abaloparatide-patch. We gained alignment with the agency on a single, pivotal BMD non-inferiority bridging study to support an NDA submission. The FDA agreed that, depending on the study results, a randomized, open label, active-controlled, non-inferiority Phase 3 study of up to 500 patients with postmenopausal osteoporosis at high risk of fracture would be sufficient to gain approval for abaloparatide-patch. The FDA confirmed that the primary endpoint will be change in lumbar spine BMD at 12 months and that the non-inferiority margin must preserve 75% of the active control (abaloparatide-SC) based on the lower bound of the 95% confidence interval. We expect to initiate this pivotal study in mid-2019. On February 27, 2018, we entered into a scale-up and commercial supply agreement with 3M Company pursuant to which 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch.
Breast Cancer
According to the World Health Organization, breast cancer is the most common cancer in women and the global incidence is expected to increase in the coming years. The major cause of death from breast cancer is metastases, most commonly to the bone, liver, lung and brain. Approximately 30% of early-stage breast cancer patients develop metastatic disease, and of those patients 90% relapse during the course of their treatment. About 5% of breast cancer patients have distant metastases at the time of diagnosis. Patients with metastatic breast cancer have a five-year survival rate of only 25%, compared with a greater than 90% five-year survival rate for patients with only local disease at diagnosis. Importantly, even patients without metastases at diagnosis are at risk for developing metastases over time.
Approximately 70% of breast cancers express the ER and depend on estrogen signaling for growth and survival. The standard of care for ER+ advanced/metastatic breast cancer calls for endocrine therapy at all stages of treatment, with patients typically cycling through multiple anti-estrogen therapies, such as aromatase inhibitors (“AIs”), selective estrogen receptor modulators (“SERMs”), and selective estrogen receptor degraders (“SERDs”).
These therapies inhibit the ER pathway either by inhibiting estrogen synthesis (AIs) or by directly inhibiting the estrogen receptor (SERMs and SERDs). While both SERMs and SERDs antagonize the estrogen receptor, SERDs function to degrade the receptor. Although many patients initially respond to AIs and SERMs, a majority of patients will have progressive disease and the dependence on ER for tumor growth and sensitivity to other ER-targeting agents is often retained. On the basis of this continued dependence on ER, novel SERDs have gained widespread attention as a means of delivering more durable responses and increasing progression-free survival in this setting. Indeed, SERDs have demonstrated clinical efficacy in patients who have progressed on AIs or SERMs.
Currently only one SERD, fulvestrant, an intramuscular injection, is approved for the treatment of ER-positive metastatic breast cancer. We believe a significant opportunity may exist for new oral therapies that can more effectively treat ER-positive breast cancer.
Elacestrant (RAD1901)
Elacestrant (RAD1901) is a SERD that we are evaluating for potential use as a once daily oral treatment for hormone-receptor positive breast cancer. We hold worldwide commercialization rights to elacestrant, which we licensed from Eisai Co. Ltd. ("Eisai"). Elacestrant is currently being investigated in women with ER-positive and HER2-negative breast cancer, the most common subtype of the disease. Studies completed to date indicate that the compound has the potential for use as a single agent or in combination with other therapies for the treatment of breast cancer. To date, no dose limiting toxicities have been reported in the elacestrant program.
We believe that, subject to successful development, regulatory review and approval, elacestrant could have the potential to offer the following advantages over other current standard of care treatments for ER-positive breast cancer:

•	ability to degrade the estrogen receptor;

•	favorable efficacy and tolerability profile;

•	ability to effectively combine with other agents;

•	treatment of hormone-resistant breast cancers; and

•	once a day oral administration.
We have completed enrollment in our 18-F fluoroestradiol positron emission tomography (“FES-PET”) imaging study and dose-escalation Part A and expansion study parts B and C Phase 1 breast cancer trials. In June 2017, we discussed the data from these ongoing Phase 1 studies with the FDA to gain alignment on defining the next steps for our elacestrant breast cancer program, including the design of a Phase 2 trial. In this meeting, the FDA agreed that a single-arm monotherapy Phase 2 study of up to 200 patients, could be appropriate with the primary endpoint being ORR, coupled with DOR. Depending on the study results, which must demonstrate an improvement over then available therapies, this study could be considered a pivotal study for accelerated approval as long as a confirmatory study is ongoing at the time of our NDA submission. In October 2017, the FDA granted Fast Track designation for our elacestrant breast cancer program.

In February 2018, we received scientific advice from the European Medicines Agency (“EMA”) regarding a potential single-arm monotherapy Phase 2 trial of elacestrant in patients with ER+, HER2- advanced or metastatic breast cancer. In addition, we had a further meeting in February 2018 with the FDA regarding the registrational pathway for elacestrant at which we confirmed FDA’s guidance for a single-arm study and gained alignment with the agency on an alternative potential comparator study design for our monotherapy program. Based on feedback from the EMA and the FDA, we now intend to conduct a single, randomized, controlled Phase 2 trial of elacestrant as a third-line monotherapy in approximately 300 patients with ER+/HER2- advanced/metastatic breast cancer. Patients in the study would be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent and the primary endpoint of the study will be progression-free survival (“PFS”). The study would also include a planned interim PFS analysis. We believe that, depending on results, this single trial would support applications for global marketing approvals for elacestrant as a third-line monotherapy. In addition, depending on results of the interim analysis, the Company could seek accelerated approval for elacestrant in the United States. We will provide further study details when the Phase 2 study is started, which we expect will be in the second half of 2018.
Phase 1 - Dose-Escalation and Expansion Study
In December 2014, we commenced a Phase 1, multicenter, open-label, multiple-part, dose-escalation study of elacestrant in postmenopausal women with ER-positive and HER2-negative advanced breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of elacestrant. Part A of this Phase 1 study was designed to evaluate escalating doses of elacestrant. The Part B expansion cohort was initiated at 400-mg daily dosing in March 2016 to allow for an evaluation of additional safety, tolerability and preliminary efficacy. The patients enrolled in this study are heavily pretreated ER-positive, HER2-negative advanced breast cancer patients who have received a median of 3 prior lines of therapy including fulvestrant and CDK4/6 inhibitors, and about 50% of the patients had ESR1 mutations. We have completed enrollment in the ongoing dose-escalation Part A and expansion study parts B and C. In December 2017, we opened a Part D cohort in this study to provide additional data on a more homogeneous and genetically defined patient population to support our overall elacestrant clinical development program and anticipated regulatory submissions.
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
In December 2017, we reported updated data from this ongoing Phase 1 dose-escalation and expansion study, which included mature data from 40 patients treated at the 400 mg dose in this study. As of the study cut-off date of October 30, 2017, the elacestrant single agent ORR, was 27.3% with six confirmed partial responses out of 22 patients with RECIST measurable disease. The median progression free survival was 5.4 months and clinical benefit rate at 24 weeks was 47.4%. These results showed that elacestrant was well-tolerated with the most commonly reported adverse events being low grade nausea, dyspepsia and vomiting.
Phase 1 - FES-PET Study
In December 2015, we commenced a Phase 1 18-F fluoroestradiol positron emission tomography ("FES-PET") study in patients with metastatic breast cancer in the European Union, which includes the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following elacestrant treatment. In December 2016, we reported positive results from the Phase 1 FES-PET study. The first three enrolled patients dosed at the 400-mg cohort had a tumor FES-PET signal intensity reduction ranging from 79% to 91% at day 14 compared to baseline. This study enrolled 5 additional patients in the 400-mg daily oral cohort, followed by 8 patients in the 200-mg daily oral cohort.
In December 2017, we reported updated data from the Phase 1 FES-PET study that elacestrant demonstrated robust reduction in tumor ER availability in patients with advanced ER+ breast cancer who progressed on prior endocrine therapy. Seven out of eight patients dosed at the 400-mg cohort, and four out of seven patients dosed at the 200-mg cohort, had a tumor FES-PET signal intensity reduction equal to, or greater than, 75% at day 14 compared to baseline. The reduction in FES uptake supports flexibility for both 200-mg and 400-mg elacestrant dose selection for further clinical development in combination studies with various targeted agents and was similar in patients harboring mutant or wild-type ESR1. The most commonly reported adverse events reported were grade 1 and 2 nausea and dyspepsia.
Potential for use in Combination Therapy

In July 2015, we announced that early but promising preclinical data showed that our investigational drug elacestrant, in combination with Pfizer’s palbociclib, a cyclin-dependent kinase 4/6 inhibitor, or Novartis’ everolimus, an mTOR inhibitor, was effective in shrinking tumors. In preclinical patient-derived xenograft breast cancer models with either wild type or mutant ESR1, treatment with elacestrant resulted in marked tumor growth inhibition, and the combination of elacestrant with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone. We believe that this preclinical data suggests that elacestrant has the potential to overcome endocrine resistance, is well-tolerated, and has a profile that is well suited for use in combination therapy.
In December 2017, we announced additional preclinical data that continues to demonstrate elacestrant anti-tumor activity, as a single agent and in combination, in multiple models. In these preclinical models, elacestrant demonstrated marked tumor growth inhibition, as a single agent in models treated with multiple rounds of fulvestrant and in combination with CDK 4/6 inhibitors such as palbociclib and abemaciclib and with a phosphoinositide 3-kinase inhibitor, alpelisib.
Collaborations
In July 2016, we entered into a preclinical collaboration with Takeda Pharmaceutical Company Limited to evaluate the combination of elacestrant with Takeda's investigational drug TAK-228, an oral mTORC 1/2 inhibitor in Phase 2b development for the treatment of breast, endometrial and renal cancer, with the goal of potentially exploring such combination in a clinical study. We and Takeda have each agreed to contribute resources and supply compound material necessary for studies to be conducted under the collaboration and will share third party out-of-pocket research and development expenses. Activities under this collaboration are ongoing. Upon completion, both parties will agree upon the appropriate communication of the results.
In January 2016, we entered into a worldwide clinical collaboration with Novartis Pharmaceuticals to evaluate the safety and efficacy of combining elacestrant with Novartis’ investigational agent LEE011 (ribociclib), a CDK 4/6 inhibitor, and BYL719 (alpelisib), an investigational phosphoinositide 3-kinase inhibitor. In January 2018, we terminated this collaboration following the completion of pre-clinical studies. We are evaluating additional opportunities to collaborate with companies to evaluate the safety and efficacy of combining elacestrant with other agents for the treatment of breast cancer. We believe that such combinations may be suitable in earlier lines of treatment for patients with advanced disease.
Our Investigational Drug—RAD140
RAD140 is an internally discovered SARM. The androgen receptor is highly expressed in many ER-positive, ER-negative, and triple-negative receptor breast cancers. Due to its receptor and tissue selectivity, potent activity, oral bioavailability, and long half-life, we believe RAD140 could have clinical potential in the treatment of breast cancer. We hold worldwide commercialization rights to RAD140.
In September 2017, we initiated a Phase 1 study of RAD140 in patients with hormone receptor positive locally advanced or metastatic breast cancer. The clinical trial is designed to evaluate the safety and maximum tolerated dose of RAD140 in approximately 40 patients. Primary safety outcomes from the trial include rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response will also be evaluated. We expect to provide an update on our RAD140 development program by the end of 2018.
In July 2016, we reported that RAD140 in preclinical xenograft models of breast cancer demonstrated potent tumor growth inhibition when administered alone or in combinations with CDK4/6 inhibitors. It is estimated that approximately 70% of breast cancers express the androgen receptor. Our data suggest that RAD140 activity at the androgen receptor leads to activation of AR signaling pathways including an AR-specific tumor suppressor and suppression of ER signaling. In April 2017, we presented these RAD140 preclinical results at a major scientific congress.
Manufacturing
We do not own or operate manufacturing facilities for the production of our commercial product, TYMLOS, or any of our investigational product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future.
Abaloparatide, the active pharmaceutical ingredient (“API”) for both TYMLOS and abaloparatide-patch, is manufactured for us on a contract basis by Polypeptide Laboratories Holding (PPL) AB (“PPL”), as successor-in-interest to Lonza Group Ltd., using a solid phase peptide synthesis assembly process, and purification by high pressure liquid chromatography. Abaloparatide for TYMLOS is supplied as a liquid in a multi-dose cartridge for use in a pen delivery device. The components of the pen delivery device are manufactured by Ypsomed AG (“Ypsomed”). The multi-dose cartridges and pen delivery device are filled, assembled and packaged by Vetter International GmbH (“Vetter”).

Abaloparatide-patch drug product is manufactured by 3M Company and 3M Innovative Properties Company, (together “3M”), based on their patented microneedle technology to administer drugs through the skin, as an alternative to subcutaneous injection.
Elacestrant API and drug product are manufactured for us on a contract basis by Patheon, Inc.
RAD140 API and drug product are manufactured for us on a contract basis by Alcami Corporation.
Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs. FDA and International Conference on Harmonisation ("ICH") current Good Manufacturing Practice (“cGMP”) requirements include those pertaining to record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our contract manufacturing organizations are required to manufacture TYMLOS and our investigational product candidates under cGMP conditions. cGMP is a regulatory standard for the production of human pharmaceuticals that imposes extensive substantive, procedural and record keeping requirements on the manufacturing processes, testing methodology, and associated production and testing facilities.
Intellectual Property
As of December 31, 2017, we owned or co-owned 11 issued U.S. patents, as well as 15 pending U.S. patent applications, 4 pending Patent Cooperation Treaty ("PCT") applications, 55 pending foreign patent applications in the European Patent Office and 14 other jurisdictions, and 99 granted foreign patents. As of December 31, 2017, we had licenses to 3 U.S. patents related to compositions and related uses thereof, as well as numerous foreign counterparts to many of these patents and patent applications. We own the federal trademark registration in the United States for Radius® in association with pharmaceuticals. In addition, we have received notices of allowance in the U.S. and in Canada for TYMLOS and for trademarks on potential brand names for our product candidates in the U.S. and in other countries.
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
Abaloparatide
We acquired and maintain exclusive worldwide rights, excluding development and commercialization rights for Japan, to certain patents, data and technical information related to abaloparatide through a license agreement with an affiliate of Ipsen Pharma SAS ("Ipsen"). Composition of matter of abaloparatide was claimed in the United States (U.S. Patent No. 5,969,095), Europe, Australia, Canada, China, Hong Kong, South Korea, New Zealand, Poland, Russia, Singapore, Mexico, Hungary, and Taiwan. These patents and European Patent No. 0847278, which was included in the license from Ipsen and claimed the composition of matter of abaloparatide, expired in 2016. The subcutaneous formulation of abaloparatide for use in treating osteoporosis is covered by Patent No. 7,803,770 until the statutory term expires October 3, 2027, which we expect will be extended to March 26, 2028 (statutory term that may be extended with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO) in the United States (not including any patent term extension under the Hatch-Waxman Act). The intended therapeutic formulation for abaloparatide-SC is covered by Patent No. 8,148,333 until 2027 in the United States (not including any patent term extension under the Hatch-Waxman Act). Related patents granted in Europe, Australia, China, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and Ukraine, and additional patent applications pending in Brazil, Canada, Europe, Hong Kong, India, South Korea, and Norway, will have a patent expiration date of 2027, not taking into account extension under any applicable laws. A notice to grant the intended therapeutic formulation for abaloparatide-SC and its use for osteoporosis treatment has been received from the European Patent Office in February 2018. When granted, this patent and the granted European Patent No. 2957278 will have a normal expiry of October 3, 2027, not including any issued supplementary patent certificates ("SPC"). We are aware of two oppositions to European Patent No. 2957278 filed before the opposition period expired on February 19, 2018. One opposition was filed on February 16, 2018 by Teva Pharmaceutical Industries Ltd and the other opposition was filed on February 19, 2018 in the name of a patent law firm, Isenbruck Bosl Horschler LLP. Patent applications covering various aspects of abaloparatide for microneedle application have been granted in Australia, Europe, Japan, and New Zealand, and additional patent applications are currently pending in the United States, Europe, Hong Kong, and Japan. The issued patents and any patents that might issue from the pending applications will have statutory expiration dates ranging from 2032 to 2037, not taking into account extension under any applicable laws. We have worldwide rights to commercialize abaloparatide-patch, including in Japan.
Elacestrant (RAD1901)
We exclusively licensed the worldwide rights to elacestrant from Eisai. U.S. Patent No. 7,612,114 (statutory term expires December 25, 2023 which may be extended up to August 18, 2026 with 967 days of patent term adjustment not taking into account any Hatch-Waxman patent term extensions) that covers elacestrant as a composition of matter as well as the use of elacestrant for treatment of estrogen-dependent breast cancer. Corresponding patents issued in Australia, Canada, Japan, Poland, and Europe and pending in India will have a statutory expiration date in 2023, not taking into account extension under any applicable laws. We exclusively licensed US 9,421,264 (statutory term expires October 10, 2034) covering the treatment of ER+, SERM-resistant (such as tamoxifen and fulvestrant) breast cancer brain metastasis with elacestrant and related applications covering, more broadly, the use of elacestrant for the treatment of ER+ cancers, such as SERM-resistant ER+ breast cancer (statutory term expires October 10, 2034). Corresponding applications pending in Europe and Canada will have a statutory expiration date in 2035. Polymorphic forms of elacestrant are covered in a U.S. application and a PCT application (filed January 2018) having a projected statutory expiration date in 2038, not taking into account any extension under any applicable laws. Elacestrant combination therapies with a CDK4/6 inhibitor (e.g., palbociclib) or an mTOR inhibitor (e.g., everolimus) for treatment of cancers that are drug-resistant and/or expressing mutant ERα+ are covered by applications pending in the U.S., Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and Singapore (statutory expiration date in 2036, not taking into account any extension under any applicable laws).
RAD140
The composition of matter of, and methods of using, RAD140 are covered by U.S. Patent No. 8,067,448 (statutory term expires February 19, 2029, which we expect will be extended to September 25, 2029, with potentially 218 days of patent term adjustment due to delays by the USPTO, not taking into account any Hatch Waxman patent term extensions) and U.S. Patent No. 8,268,872 (statutory term expires February 19, 2029 which may be extended to September 25, 2029 with patent term adjustment, subject to a terminal disclaimer of Patent Nos. 8,067,448 and 8,455,525). Related patents have been granted in Australia, Canada, Europe, Japan and Mexico and additional patent applications are pending in Brazil and India. Any patents issued from these filings will have a statutory expiration date in 2029. RAD140 for the treatment of breast cancer expressing the androgen receptor (“AR+ breast cancer”) is covered in a PCT application (projected statutory expiration date in 2037, not taking into account extension under any applicable laws). The PCT application covers the use of RAD140 alone or in combination with a CDK4/6 inhibitor (e.g., palbociclib) or an mTOR inhibitor (e.g., everolimus) for the treatment of the AR+ breast cancer.
There can be no assurance that an issued patent will remain valid and enforceable in a court of law through the entire patent term. Should the validity of a patent be challenged, the legal process associated with defending the patent can be costly and time consuming. Issued patents can be subject to oppositions, interferences and other third-party challenges that can result in the revocation of the patent or that can limit patent claims such that patent coverage lacks sufficient breadth to protect subject matter that is commercially relevant. Competitors may be able to circumvent our patents. Development and commercialization of pharmaceutical products can be subject to substantial delays and it is possible that at the time of commercialization any patent covering the product has expired or will be in force for only a short period of time following commercialization. We cannot predict with any certainty if any third-party U.S. or foreign patent rights, or other proprietary rights, will be deemed infringed by the use of our technology. Nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third-parties. Should we need to defend ourselves and our partners against any such claims, substantial costs may be incurred. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all our products in the United States and abroad and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from a third party. There can be no assurance that we can obtain a license on a reasonable basis should we deem it necessary to obtain rights to an alternative technology that meets our needs. The failure to obtain a license may have a material adverse effect on our business, results of operations and financial condition.
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
Competition
The development and commercialization of new products to treat the targeted indications of our investigational product candidates is highly competitive, and TYMLOS faces, and our product candidates if approved, will face considerable competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies, including Lilly, Amgen, UCB S.A., Merck & Co, Novartis, Pfizer, Roche, Asahi Kasei, and Corium, that currently market and/or are seeking to develop products for similar indications. Many of our competitors have substantially more resources than we do, including financial, manufacturing, marketing, research and drug development resources. In addition, many of these companies have longer operating histories and more experience than us in preclinical and clinical development, manufacturing, regulatory and global commercialization.
Abaloparatide
There are two main types of osteoporosis drugs currently available in the United States, anti-resorptive agents and anabolic agents. Anti-resorptive agents including bisphosphonates, estrogen, SERMs and Amgen's Prolia are the most common treatments for osteoporosis. Teriparatide, marketed by Lilly under the name Forteo/Forsteo (outside the U.S.), is the only other anabolic drug approved in the United States and the only anabolic drug approved Europe for the treatment of osteoporosis. We are aware of companies pursuing development of biosimilar and/or generic versions of teriparatide through various regulatory pathways, including Pfenex, Inc. in the United States; Teva Pharmaceutical Industries, Ltd., approved in various European Union member states and under U.S. regulatory review; and STADA Arzneimittel AG and Gedeon Richter, approved in the European Union (in each case, with launch not expected until expiration of the applicable patents covering teriparatide, or if earlier, invalidation of such patents in connection with currently pending patent litigation and/or challenges). Other companies are in earlier stages of development of a generic version of teriparatide. Other organizations are also working to develop new therapies to treat osteoporosis. For example, Amgen and UCB are co-developing romosozumab, a humanized monoclonal antibody that inhibits the action of sclerostin, for which an MAA has recently been filed and validated in the European Union.
In addition, we are aware that Corium is developing a transdermal form of PTH (1-34) that would compete with abaloparatide-patch.
Elacestrant (RAD1901)
Elacestrant for the treatment of hormone receptor positive breast cancer will face competition from SERDs, CNS-penetrant anti-cancer agents and from chemotherapy derivatives. AstraZeneca's Faslodex is the only SERD currently approved in the United States for the treatment of metastatic breast cancer. In addition, there are other organizations working to develop new therapies to treat metastatic breast cancer, including Roche, which is developing two oral SERD's which are currently in Phase 1 and Phase 2 clinical development.
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
Collaborations and License Agreements
3M
On February 27, 2018 we entered into a Scale-Up And Commercial Supply Agreement (the “Supply Agreement”) with 3M, pursuant to which 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of an abaloparatide-coated transdermal patch product (“Product”) and associated applicator devices (“Applicator”). Under the Supply Agreement, 3M will manufacture Product and Applicator for us according to agreed-upon specifications in sufficient quantities to meet our projected supply requirements. 3M will manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity we order. We will pay 3M a mid-to-low single digit royalty on worldwide net sales of Product and reimburse 3M for certain capital expenditures incurred to establish commercial supply of Product. We are responsible for providing, at our expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, 3M and Radius have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology.
The initial term of the Supply Agreement began on its effective date and will continue for five years after the first commercial sale of Product. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. Radius may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting Product, if we are unable to obtain U.S. regulatory approval for Product within a certain time period, or if we cease development or commercialization of Product. 3M may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to Product, if we are unable to obtain U.S. regulatory approval for Product within a certain time period, or if we fail to order Product for a certain period of time after commercial launch of the Product in the U.S. Upon certain events of termination, 3M is required to transfer the manufacturing processes for Product and Applicator to us or a mutually agreeable third party and continue supplying Product and Applicator for a period of time pursuant to our projected supply requirements.
In June 2009, we entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies for us on an exclusive basis. The term of the Development Agreement runs until June 2019 and then automatically renews for additional one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. We pay 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. We have paid 3M approximately $20.9 million, in the aggregate, through December 31, 2017 with respect to services and deliverables delivered pursuant to the 3M Agreement.
Ipsen Pharma
In September 2005, we entered into a license agreement with Ipsen, as amended (the "License Agreement") under which we exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan (where we have an option to negotiate a co-promotion agreement for abaloparatide-SC) and France (where our commercialization rights were subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement were met). We believe that Ipsen's co-marketing and co-promotion rights in France have permanently expired. Ipsen also granted us an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen further granted us an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling us to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and France (as discussed above).
In consideration for the rights to abaloparatide, and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $13.0 million. The license agreement further requires us to make payments upon the achievement of certain future clinical and regulatory milestones. Total additional milestone payments that could be payable under the agreement as of December 31, 2017 are €24.0 million (approximately $28.7 million). The agreement provides that we or our sublicensees are obligated to pay to Ipsen a fixed five percent royalty based on net sales of products containing abaloparatide on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale of the licensed products in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028. In the event that we sublicense abaloparatide to a third party, the agreement provides that we would pay a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double digit range. In addition, if we or our sublicensees commercialize a product that includes a compound discovered by us based on or derived from confidential Ipsen know-how, the agreement provides that we would pay to Ipsen a fixed low single digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of our patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country.
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
Prior to executing the License Agreement for abaloparatide with Radius, Ipsen licensed the Japanese rights for abaloparatide to Teijin Limited ("Teijin") a Japanese pharmaceutical company. Teijin has initiated a Phase 3 clinical study of abaloparatide in Japan for the treatment of postmenopausal osteoporosis.
We are currently in arbitration proceedings with Ipsen in connection with the License Agreement. See “Legal Proceedings” for more information.
Eisai
In June 2006, we exclusively licensed the worldwide rights to research, develop, manufacture and commercialize elacestrant and related products from Eisai (the "Eisai Agreement"). Our license with Eisai did not originally include rights for Japan, however, on March 9, 2015, we entered into an amendment to the Eisai Agreement in which Eisai granted us an exclusive right and license to research, develop, manufacture and commercialize elacestrant in Japan (the "Eisai Amendment"). Specifically, we licensed the patent application that subsequently issued as U.S. Patent No. 7,612,114 (statutory term expires December 25, 2023 which we expect will be extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO), entitled "Selective Estrogen Receptor Modulator," the corresponding foreign patent applications and continuing patent applications. In consideration for the worldwide rights to elacestrant and in recognition of certain milestones having been met to date, we have paid to Eisai an aggregate amount of $1.9 million. We have also agreed to pay Eisai additional fees of up to $22.3 million, payable upon the achievement of certain clinical and regulatory milestones.
Under the Eisai Agreement as amended, should a product covered by the licensed technology be commercialized, we will be obligated to pay to Eisai royalties in a variable mid-single digit range based on net sales of the product on a country-by-country basis. The royalty rate will be reduced, on a country-by-country basis, at such time as the last remaining valid claim in the licensed patents expires, lapses or is invalidated and the product is not covered by data protection clauses. In addition, the royalty rate will be reduced, on a country-by-country basis, if, in addition to the conditions specified in the previous sentence, lawful generic versions of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound during a calendar quarter. The latest licensed patent may expire, barring any patent term extension under any applicable laws, on August 18, 2026.
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
Eisai can terminate the license agreement, on a country-by-country basis, at any time prior to the date on which we have submitted for either an NDA approval or EMA marketing approval with respect to a licensed product, upon prior written notice to us, if Eisai makes a good faith determination, in accordance with certain provisions specified in the agreement, that we have not used commercially reasonable efforts to develop the licensed product in the territory. Either party may also terminate the agreement upon an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. Eisai may terminate the license agreement, with prior written notice, in the event of certain changes of control involving us, if Eisai reasonably determines that the entity assuming control of us is not able to perform under the license agreement with the same degree of skill and diligence that we would use. Eisai shall further have the right to terminate if the acquiring entity has any material and active litigations with Eisai or is a hostile takeover bidder against us.
Duke (RAD1901)
In December 2017, the Company entered into a License Agreement with Duke University (“Duke”) (collectively “Duke License Agreement”) pursuant to which Radius acquired the exclusive worldwide license to certain Duke patents associated with elacestrant (RAD1901) related to the use of elacestrant in the treatment of breast cancer as a monotherapy and in a combination therapy (collectively “Duke Patents”).
In consideration for these rights, the Company incurred non-refundable, non-creditable obligations to pay Duke, totaling $1.3 million, which were expensed as research and development during 2017. The Duke License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones totaling up to $3.8 million. The agreement provides that the Company would pay Duke a fixed low single-digit royalty based on net sales, on a country-by-country basis, beginning in August 2029 and ending upon expiration of the last patent rights to expire.
If the Company sublicenses the Duke Patents to a third party, the agreement provides that the Company will pay Duke a percentage of certain payments received by it from such sublicensee(s). The applicable percentage is in the high single-digit range on certain payments received in excess a pre-specified amount. The License Agreement may be terminated by Duke upon a material uncured breach of the License Agreement. The Company may terminate the License Agreement upon 60 days written notice.
Teijin Limited
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan (the "Teijin Agreement"). Teijin is developing abaloparatide-SC in Japan under an agreement with Ipsen and has initiated a Phase 3 trial in Japanese patients with osteoporosis. Pursuant to the Teijin Agreement, we granted Teijin (i) an exclusive payment bearing license under certain of our intellectual property to develop and commercialize abaloparatide-SC in Japan, (ii) a non-exclusive payment bearing license under certain of our intellectual property to manufacture abaloparatide-SC for commercial supply in Japan, (iii) a right of reference to certain of our regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC in Japan, (iv) a manufacture transfer package, upon Teijin’s request, consisting of information and the Company’s know-how that is necessary for the manufacture of active pharmaceutical ingredient and abaloparatide-SC, (v) an obligation, at Teijin’s request, to manufacture (or arrange for a third party to manufacture) and supply (or arrange for a third party to supply) the active pharmaceutical ingredient for the clinical supply of abaloparatide-SC in sufficient quantities to enable Teijin to conduct its clinical trials in Japan, and (vi) an obligation, at Teijin’s request, to arrange for Teijin to directly enter into commercial supply agreements with the Company’s existing contract manufacturers on the same pricing terms and on substantially similar commercial terms to those set forth in the Company’s existing agreements with such contract manufacturers.
In consideration for these rights, we received an upfront payment of $10.0 million. The Teijin Agreement also provides for additional payments to us of up to an aggregate of $40.0 million upon the achievement of certain regulatory and sales milestones and requires Teijin to pay us a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, as defined below. In addition, we have an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC in Japan.
We maintain full global rights to its development program for abaloparatide-patch, which is not part of the Teijin Agreement. Pursuant to the Teijin Agreement, the parties may further collaborate on new indications for abaloparatide-SC.
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
Supply and Manufacturing Agreements
In June 2016, we entered into a Supply Agreement with Ypsomed (the "Ypsomed Supply Agreement") pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide (the "Device"). We agreed to purchase a minimum number of Devices at prices per Device that decrease with an increase in quantity supplied. In addition, we agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the Device and to pay a one-time capacity fee. All costs and payments under the Ypsomed Supply Agreement are delineated in Swiss Francs.
The Ypsomed Supply Agreement has an initial term of three years from the earlier of the date of delivery of the first commercial batch of Devices after regulatory approval or June 1, 2017, after which, it automatically renews for two-year terms until terminated. We or Ypsomed may terminate the agreement at any time by providing notice to the other party 18 months prior to the end of the then-current term. The agreement may also be terminated by either party upon material breach of the agreement, due to a party’s bankruptcy, insolvency, or dissolution, or due to a change of control of either party under certain circumstances. We may terminate the agreement in the event that Ypsomed is unable to obtain regulatory or other approval for the manufacture and sale of Devices or if such approval is revoked. During the initial term of the agreement, we estimate that we will be obligated to make total minimum payments to Ypsomed of approximately CHF 3.9 million (approximately $4.0 million) in the aggregate, including the milestone payments and one-time capacity fee.
In June 2016, we entered into a Commercial Supply Agreement (the "Vetter Supply Agreement") with Vetter Pharma International, GmbH ("Vetter") pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product containing the API of abaloparatide, to fill cartridges with the drug product, to assemble the pen delivery device, and to package and label the pen for commercial distribution. We agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, we agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The Vetter Supply Agreement has an initial term of five years, which began on January 1, 2016, after which, it automatically renews for two-year terms unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
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
In July 2016, we entered into a Manufacturing Services Agreement (the "Manufacturing Agreement") with PPL, as successor-in-interest to Lonza, pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. We agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. We are also required to purchase a minimum number of batches annually beginning in 2018. The Manufacturing Agreement has an initial term of six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
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

Government Regulation
United States—FDA Product Approval Process
The research, development, testing, manufacture, labeling, promotion, marketing, advertising, and distribution, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the "FDCA") and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, imposition of clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. We expect abaloparatide-patch, elacestrant and RAD140 will each be subject to review by the FDA as a drug pursuant to the NDA process, and we currently only have active investigational new drug ("IND") applications in relation to abaloparatide, elacestrant and RAD140 in the United States.
Approval Process—None of our drugs may be marketed in the United States until the drug has received FDA approval of an NDA. The steps required to be completed before a drug may be marketed in the United States include, among others:

•	preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA's Good Laboratory Practice ("GLP") regulations;

•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin and must be updated annually;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each proposed indication to FDA's satisfaction;

•	submission to the FDA of an NDA;

•
satisfactory completion of an FDA pre-approval inspection of one or more clinical trial site(s) at which the drug was studied in a clinical trial(s) to assess compliance with Good Clinical Practices ("GCP") regulations;

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
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under GCP pursuant to protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Detailed information about many clinical trials must be submitted to the National Institutes of Health ("NIH") for public disclosure on the government website ClinicalTrials.gov.
Clinical trials necessary for product approval are typically conducted in three sequential phases, but the Phases may overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board ("IRB") for each institution where the trials will be conducted, and each IRB must monitor the study until completion. Study subjects must provide informed consent and sign an informed consent form before participating in a clinical trial. Clinical testing also must satisfy the extensive GCP regulations for informed consent and privacy of individually identifiable information.
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
There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, we, the FDA, or an Institutional Review Board (with respect to a particular study site) may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
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
In addition to the existing programs described above, additional measures intended to expedite drug product development and review were also included in the 21st Century Cures Act ("Cures Act"). The Cures Act, which was enacted in December 2016, includes provisions intended to enhance and accelerate the FDA’s processes for reviewing and approving new drugs and supplements to approved NDAs. These provisions include (1) requirements that FDA establish a program to evaluate the potential use of real world evidence to help to support the approval of a new indication for an approved drug and to help to support or satisfy post-approval study requirements, (2) requirements that FDA issue guidance for purposes of assisting sponsors in incorporating complex adaptive and other novel trial designs into proposed clinical protocols and applications for new drugs, and (3) authorizing FDA to rely upon qualified data summaries to support the approval of a supplemental application with respect to a qualified indication for an already approved drug.
Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing and production and testing facilities are in compliance with cGMP regulations. If the NDA and the manufacturing facilities are deemed acceptable by the FDA, it may issue an approval letter, and, if not, the agency may issue a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for a specific indication(s). A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. Such a letter usually describes all the deficiencies that the FDA has identified in an NDA that must be satisfactorily addressed before it can be approved. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also require, as a condition of NDA approval, post-marketing testing and surveillance to monitor the drug's safety or efficacy or impose other conditions. Approval may also be contingent on a Risk Evaluation and Mitigation Strategy ("REMS") that may include both special labeling and controls, known as Elements to Assure Safe Use, on the distribution, prescribing, dispensing and use of a drug product. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-marketing studies or clinical trials. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market.
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
Post-Approval Requirements—Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to, among other requirements: (1) report certain adverse reactions to the FDA within specific time frames, (2) comply with certain requirements concerning advertising and promotional labeling for their products, (3) continue to have quality control and manufacturing procedures conform to cGMP regulations after approval, (4) make periodic reports to FDA about the approved product, and (5) comply with requirements regarding distribution of the drug product. The FDA periodically inspects the sponsor's records related to safety reporting, distribution and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMP regulations. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We have used and intend to continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, including recall or withdrawal of the product from the market, labeling changes, imposition of REMS, or the requirement to conduct additional studies.
Hatch-Waxman Act-Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products under section 505(j) of the FDCA. Section 505(j) provides for approval of an abbreviated new drug application ("ANDA") that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics, and intended use, among other things, to a previously approved drug (commonly known as the reference drug). In considering whether to approve such a generic drug product, the FDA requires that an ANDA applicant demonstrate, among other things, that the proposed generic drug product's active ingredient is the same as that of the reference product, that the proposed generic is bioequivalent to the reference product, that any impurities in the proposed product do not affect the product's safety or effectiveness, and that its manufacturing processes and methods ensure the consistent potency and purity of its proposed product. In addition to the ANDA pathway, the Hatch-Waxman Act also established an abbreviated approval pathway under section 505(b)(2) of the FDCA for applications that contain full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2) permits approval of applications other than those for duplicate products and permits reliance for such approvals on literature or on FDA’s finding of safety or effectiveness for an approved drug product.
The Hatch-Waxman Act provides five years of data exclusivity for new chemical entities ("NCE") referred to as NCE exclusivity, which generally (except as discussed below) prevents the FDA from accepting ANDAs and section 505(b)(2) applications containing the protected active ingredient or active moiety for five years after initial approval of the NCE. A drug is a NCE if the FDA has not previously approved an NDA for another drug that contains the same active moiety, which FDA defines to mean the molecule or ion (excluding certain specified appended portions) responsible for the physiological or pharmacological action of the drug substance. TYMLOS qualified as an NCE, thus received five years of NCE exclusivity following the FDA’s approval in April 2017. Under FDA’s “umbrella policy,” NCE exclusivity protects all drug products that contain the qualifying NCE, so if abaloparatide-patch is approved prior to the expiration to the NCE exclusivity granted to TYMLOS, we would expect abaloparatide-patch to be protected by any remaining NCE exclusivity period.
The Hatch-Waxman Act also provides three years of exclusivity for applications (including supplements) containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA's approval of new versions or conditions of use of previously approved drug products, such as new indications, delivery mechanisms, dosage forms, strengths, or other conditions of use. For example, if we are successful in performing a clinical trial of abaloparatide-patch that provides a new basis for approval (a different delivery mechanism) and that FDA considers essential to approval of the drug, it is possible that we may become eligible for a three-year period of market exclusivity for approval of an NDA for abaloparatide-patch. Any such three-year exclusivity period would protect against the approval (but not the filing) of ANDAs and section 505(b)(2) applications referencing abaloparatide-patch for the protected transdermal route of administration. Such exclusivity period for abaloparatide-patch would generally not, however, prohibit the FDA from accepting or approving ANDAs or section 505(b)(2) applications referencing only abaloparatide-SC or section 505(b)(2) applications that reference abaloparatide-patch but that seek approval for a different route of administration or for a use other than for the indication that has been approved for abaloparatide-patch.
The Hatch-Waxman Act requires NDA applicants and NDA holders to submit certain information about patents related to their drugs for listing in the FDA's list of Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book). ANDA and section 505(b)(2) applicants generally must submit a certification or statement regarding each of the patents listed with the FDA for the reference product. A certification that a listed patent is invalid and/or will not be infringed by the marketing of the ANDA or section 505(b)(2) applicant's product is called a "Paragraph IV certification." If the sponsor of an ANDA or section 505(b)(2) application that references a drug with unexpired exclusivity provides a Paragraph IV certification for a patent for a reference product that is protected by NCE exclusivity, then the FDA may accept the ANDA or section 505(b)(2) application beginning four years after approval of the reference product's NDA (rather than five years). If an ANDA or section 505(b)(2) application containing a Paragraph IV certification is submitted to the FDA and accepted as a reviewable filing by the Agency, the ANDA or section 505(b)(2) applicant then must provide, within 20 days of FDA acceptance, notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant's opinion that the patent is invalid and/or not infringed. The NDA holder or patent owner then may file suit against the ANDA or section 505(b)(2) applicant for patent infringement. If this is done within 45 days of receiving notice of the Paragraph IV certification, a 30-month stay of the FDA's ability to approve the ANDA or section 505(b)(2) application is triggered. The 30-month stay begins on the date of receipt of the Paragraph IV notice and, in the case where an ANDA or section 505(b)(2) application is submitted before a reference product's NCE exclusivity expires (i.e., four years after approval of the reference product), the 30-month period is extended to ensure that approval of the ANDA or section 505(b)(2) application cannot be granted for 7-1/2 years after initial approval of the reference product. Nevertheless, the FDA may approve the proposed product before the expiration of the 30-month stay (or 7-1/2 year period) if a court finds the patent invalid and/or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.
European Union—Product Approval Process
In the European Union, medicinal products are authorized following a similar demanding process as that required in the United States and applications for marketing authorization must be submitted based on the ICH Common Technical Document format. In the European Economic Area ("EEA") (comprising 28 EU Member States plus Iceland, Liechtenstein and Norway), medicines can be authorized by using either the centralized authorization procedure or national authorization procedures, albeit through the decentralized or mutual recognition procedure to gain access to two or more EEA Member States.
Centralized procedure—Under the centralized procedure governed by Regulation (EC) 726/2004, a single marketing authorization application is submitted to the EMA for its scientific evaluation of the safety, quality and efficacy. The CHMP then carries out a scientific assessment of the application and issues an opinion on the approvability of the medicine. Following adoption of the CHMP's opinion, the European Commission, as the EU licensing authority, will adopt a legally binding decision on granting of a centralized marketing authorization which is valid across the EU and through the EEA Treaty, the

Member States of the EEA. The centralized procedure is mandatory for human medicines derived from certain biotechnology processes, advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), medicines containing a new active substance falling within the mandatory centralized procedure such as those which are indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, or neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and orphan-designated medicines. The centralized procedure is optional for applicants seeking marketing authorizations for medicines which contain a new active substance which is not authorized in the EEA. Alternatively, a medicine which is shown to constitute a significant therapeutic, scientific or technical innovation, or if its authorization via the centralized procedure would be in the interest of public health in the EEA would be considered as eligible for centralized assessment. In November 2015, we submitted an MAA for abaloparatide-SC to the EMA under the centralized procedure. The MAA was validated in December 2015 and is currently being reviewed by the EMA and its advisory committees such as the Committee for Medicinal Products for Human Use.
National authorization procedure—Pure national authorization procedure is applicable where the applicant intends to market the product only in one Member State. However, if an applicant intends to market the product in two or more Member States, there are two other possible regulatory procedures for products that fall outside the scope of the mandatory or the optional centralized procedure:

•
Decentralized procedure.  Where a medicinal product has not been authorized anywhere in the EEA and the product does not fall within the mandatory centralized procedure, an applicant may request a Member State to act as the Reference Member State to lead the assessment of the marketing authorization for it to be considered by the selected number of Member States which are concerned by the procedure. A positive decision adopted during the decentralized procedure will result in national marketing authorizations being granted by the Reference and Concerned Member States.

•
Mutual recognition procedure.  Where the medicinal product has been authorized in a EU Member State, the applicant can request the Member State to act as the Reference Member State for the national marketing authorization to be recognized progressively in the other Concerned Member States.

Under both decentralized and mutual recognition procedures, the Reference Member State leads the assessment for it to be recognized by the national authorities in Member States concerned by the procedure. A satisfactory conclusion of a procedure will result in granting of a national marketing authorization.
In November 2015, we submitted an MAA for abaloparatide-SC to the EMA, which was validated and is currently undergoing active regulatory assessment by the CHMP. In December 2017, the CHMP issued a third Day-180 List of Outstanding Issues. As part of its on-going risk-benefit assessment, the CHMP informed the Company that it intends to refer the marketing authorisation application to a scientific advisory group for additional advice. We expect that the CHMP may adopt an opinion regarding our MAA during the first half of 2018.
Good manufacturing practices—Like the FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacture of pharmaceutical and biologic products. Prior to the CHMP adopting an opinion with respect to approvability of an application for marketing authorization, the EMA, acting upon the advice of the CHMP, may decide to coordinate an inspection to be undertaken by the designated EU Supervising Authority of the proposed manufacturing site to verify the manufacturer's compliance with EU GMP principles and guidelines or to investigate a specific GMP-related matter that may arise from the assessment of the application. If there is a material change in manufacturing equipment, location, or process, affecting the quality of the product, additional regulatory review and approval may be required from the relevant competent regulatory authority. Once we or our partners commercialize products, we will be required to comply with GMP with regard to manufacture and control, and product-specific requirements according to the terms of the marketing authorization. Also, like the FDA, the EMA (as a coordinating body for centrally authorized medicinal products), the competent authorities of the EU Member States and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If it is determined that the equipment, facilities, or processes used to manufacture our product do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions, or enforcement actions and/or remedies against the manufacturer holding the requisite manufacturing authorization and us, including the suspension of our manufacturing operations or the withdrawal of our product from the market.
Data and market exclusivity—Similar to the United States, there is a process for approval of generic versions of innovator drug products in the European Union. Abridged applications for the authorization of generic versions of drugs authorized centrally by the European Commission can be submitted to the EMA through the centralized procedure referencing the innovator's non-clinical and clinical data to support generic approval provided always that the following conditions are met:

the generic product has the same qualitative and quantitative composition in the active substances and the same pharmaceutical form as the reference innovator drug product and the generic product is shown to be bioequivalent to the reference product.
New medicinal products authorized according to the EU regulatory requirements will benefit from eight years of data protection within which the generic applicant cannot rely on the non-clinical and clinical data contained in the dossier of the reference product to support product approval, and two years of market protection within which the generic applicant is not permitted to place the generic product on the market even if it is approved. This period of data and market protection can be extended to a maximum of eleven years if during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which during the scientific assessment prior to their authorization are held to bring a significant benefit in comparison with existing therapies. We expect that if abaloparatide-SC is approved in the European Union, it will benefit from at least ten years of data and market protection. At this time, we do not believe that there are orphan or pediatric applications for abaloparatide that would be likely to result in respectively a grant of orphan market exclusivity or 6-month extension of supplementary protection certificate in the European Union.
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
Pricing and Reimbursement
In the United States and internationally, sales of products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of coverage and reimbursement from third-party payors such as state and federal governments, pharmacy benefit managers and health insurance plans. Third-party payors have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that limit and govern the drugs and biologics that will be offered, determining the evidence and documentation required to support medical need, setting the out-of-pocket obligations of member patients, and negotiating discounts, rebates and price concessions with manufacturers for such products. In addition, particularly in the United States and increasingly in other countries, we may be required to provide discounts, price concessions and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future, and also could further impact the levels of discounts, price concessions and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities to provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Parts A and B, Part D coverage may vary based on the Part D plan sponsor. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each Part D prescription drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, although not necessarily all of the drugs within each category or class and must cover all or substantially all medications within six protected classes of drugs: immunosuppressants, antidepressants, antipsychotics, anticonvulsants, antiretrovirals, and antineoplastics. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. We anticipate that a significant proportion of patients eligible for TYMLOS will be Medicare beneficiaries and we expect that TYMLOS will be covered under Medicare Part D, although we cannot assure you that Part D prescription drug plan sponsors will cover TYMLOS, or, if covered, at what tier or level.
Government payment for some of the costs of prescription drugs may increase demand for any of our products that are successfully developed and approved. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, although the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Accordingly, any reduction in payment under Medicare may result in a similar reduction in payments from non-governmental payers.
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
The Patient Protection and Affordable Care Act (the "ACA") as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively the ACA, is expected to have a significant impact on the health care industry. The ACA expands coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expands and increases industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. Any such legislative changes associated with healthcare reform, including the ACA, may have a significant impact on drug pricing, and could limit pricing flexibility or expand rebate liabilities of drug manufacturers.
On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 (the "ATRA") was enacted, which among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers.
Several states enacted legislation in 2017 related to prescription drug pricing transparency. Savings projected under these proposals are targeted as a means to fund both health care expenditures and non-health care initiatives, or to manage federal and state budgets. The Bipartisan Budget Act, enacted on February 9, 2018, will require manufacturers of brand name drugs, biologics, and biosimilars to pay a 70 percent discount in the Medicare Part D Coverage Gap, up from the current 50 percent discount. This increase in Coverage Gap discounts will be effective beginning in 2019.
Decisions on pricing and reimbursement of medicinal products in the European Union are based upon national rules subject to the control of the Transparency Directive, (Council Directive 89/105/EEC) which aims to ensure the transparency of measures established by EU countries to control the pricing and reimbursement of medicinal products. It defines a series of procedural requirements designed to verify that national pricing and reimbursement decisions do not create obstacles to the pharmaceutical trade within the EU's Internal Market. The competent authorities of each of the 28 EU Member States have adopted individual national measures aimed at regulating the pricing and reimbursement of medicinal products in their territory. These measures often vary widely in nature, scope and application. However, a major element that they have in common is an increased move toward reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement, and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price-control methodologies, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). It is increasingly common in many EU Member States for Marketing Authorization Holders to be required, in order to get support for reimbursement under national health schemes and, therefore, access to the market, to demonstrate the cost effectiveness or otherwise added value benefit of their products as compared to products (which are considered as standard of care) already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.
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
Given the significant penalties and fines that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions. The majority of states also have anti-kickback and false claims laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.
There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our actions could be subject to the penalty provisions of the pertinent state authorities.
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
Other Laws and Regulatory Processes
We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the Securities and Exchange Commission ("SEC") and the regulations of the NASDAQ Global Market or any national securities exchange on which our capital stock may be traded. In addition, the Financial Accounting Standards Board ("FASB") the SEC and other bodies that have jurisdiction over the form and content of our accounts, our consolidated financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.
Our international operations are subject to compliance with the Foreign Corrupt Practices Act (the "FCPA") which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA for activities by our partners, collaborators, clinical research organizations, vendors or other agents.
Our present and future business has been and will continue to be, subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.
Employees
As of December 31, 2017, we employed 463 full-time employees and 98 part-time employees. Of the total 561 employees, 131 of our employees were engaged in research and development activities and 430 were engaged in support administration, including business development and finance. Of the 430 employees engaged in support administration, 301 are part of our commercial organization. We use and intend to continue using clinical research organizations ("CRO") and other third parties to perform our clinical studies and manufacturing.
Corporate Information
We were incorporated in the state of Delaware on February 4, 2008 under the name MPM Acquisition Corp. In May 2011, we entered into a reverse merger transaction, or the Merger, with our predecessor, Radius Health, Inc., a Delaware corporation formed on October 3, 2003 (the "Former Operating Company") pursuant to which the Former Operating Company became a wholly-owned subsidiary of ours. Immediately following the Merger, the Former Operating Company was merged with and into us and we assumed the business of the Former Operating Company and changed our name to Radius Health, Inc.
Legal Proceedings
In November 2016, we received notice that in October 2016, Ipsen had initiated arbitration proceedings against us in the International Chamber of Commerce’s International Court of Arbitration. Ipsen’s Request for Arbitration alleged that we breached various provisions of the License Agreement concerning abaloparatide, including with regard to Ipsen's right to co-promote abaloparatide in France and a license from us with respect to Japan. Ipsen has sought declaratory relief, compliance with the License Agreement, damages, costs and fees as a result of the purported breaches and has alleged the monetary value of these claims is approximately €50 million (approximately $59.9 million).
In January 2017, we submitted an Answer denying Ipsen’s claims and alleging counterclaims against Ipsen for breach of the License Agreement and other declaratory judgment. We asserted, among other things, that Ipsen's claimed rights to co-promote abaloparatide in France and to a license from us with respect to Japan have permanently expired, and that Ipsen has breached the License Agreement by, among other things, allowing certain patents to expire and by purporting to license to a third party certain manufacturing and other rights that we contend Ipsen exclusively licensed to us. We have sought dismissal of Ipsen’s claims, as well as declaratory relief, compliance with the License Agreement, and other damages, costs and fees to be determined by the Arbitral Tribunal.
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
On July 31, 2017, Ipsen submitted its Statement of Claim to the Arbitral Tribunal and on September 14, 2017, Radius submitted its Statement of Defense and Counterclaims. Subsequently, on October 20, 2017, Ipsen submitted its Reply and Statement of Defense to Radius’s Counterclaims and on November 10, 2017, Radius submitted its Rejoinder on Claims and Reply on Counterclaims. Ipsen submitted a Rejoinder on Counterclaims on November 24, 2017. A hearing on the merits was held on December 18 and 19, 2017, and additional submissions on cost and fee allocation were made on February 9, 2018. We expect a final decision by the Arbitral Tribunal in the first half of 2018. Until we receive a decision from the Arbitral Tribunal, we cannot predict or assess the likely outcome of these proceedings.
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
We had net losses of $254.2 million, $182.8 million, and $101.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $882.3 million. Until we succeed in commercializing TYMLOS, we expect to incur substantial losses and may never achieve or maintain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially as we:

•	continue to build our commercial infrastructure, including adding internal systems and hiring additional personnel;

•	commercialize TYMLOS or any other product candidates, if approved;

•	continue to undertake preclinical development and clinical trials for product candidates; and

•	seek regulatory approvals for product candidates.
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
We only started generating product revenues in 2017 and unless and until we become profitable, we expect that we will need to raise additional capital, which may not be available on favorable terms, if at all, in order to continue operating our business.
We only started to generate product revenues in 2017. Our ability to become profitable depends upon our ability to generate sufficient revenue. Despite obtaining FDA approval for TYMLOS for the treatment of postmenopausal women with osteoporosis, we may not be able to generate sufficient revenue to attain profitability. Our ability to generate profits from sales of TYMLOS is subject to our ability to manufacture commercial quantities of TYMLOS with third parties at acceptable cost levels and maintain sales and marketing capabilities in the United States or identify and enter into one or more strategic collaborations to effectively market and sell TYMLOS outside of the United States. Even though TYMLOS has been approved by the FDA for marketing and commercial sale for the treatment of postmenopausal women with osteoporosis, it may not gain market acceptance or achieve commercial success. We expect to continue to incur significant expenses and net losses as we commercialize TYMLOS and continue development and commercialization efforts for our other product candidates. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures with our existing cash and cash equivalents and short and long-term marketable securities, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of our equity, royalty-based financing arrangements or the incurrence of debt.
Based upon our cash, cash equivalents and marketable securities balance as of December 31, 2017, we believe that, prior to the consideration of proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for not less than twelve months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. If we fail to obtain additional capital, we may be forced to reduce or forego sales and marketing efforts for TYMLOS or unable to complete our planned preclinical and clinical trials and obtain approval of product candidates from the FDA and foreign regulatory authorities. In addition, we could be forced to discontinue product development or forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies and the expenses associated with our commercialization efforts for TYMLOS.

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
We are currently involved in a pending arbitration proceeding. In November 2016, we received notice that in October 2016, Ipsen Pharma SAS, or Ipsen, had initiated arbitration proceedings against us in the International Chamber of Commerce’s International Court of Arbitration. Ipsen’s Request for Arbitration alleges that we breached various provisions of the License Agreement concerning abaloparatide, including with regard to Ipsen's right to co-promote abaloparatide in France and a license from us with respect to Japan. Ipsen seeks declaratory relief, compliance with the License Agreement, damages, costs and fees as a result of the purported breaches, and alleges the monetary value of these claims is approximately €50 million (approximately $59.9 million). In January 2017, we submitted an Answer denying Ipsen’s claims and alleging counterclaims against Ipsen for breach of the License Agreement and other declaratory judgment. We asserted, among other things, that Ipsen's claimed rights to co-promote abaloparatide in France and to a license from us with respect to Japan have permanently expired, and that Ipsen has breached the License Agreement by, among other things, allowing certain patents to expire and by purporting to license to a third-party certain manufacturing and other rights that we contend Ipsen exclusively licensed to us. In February 2017, Ipsen submitted a Reply denying our counterclaims and alleging that we are precluded from asserting them. Following a preliminary hearing before the Arbitral Tribunal to determine certain jurisdictional and contractual defenses asserted by Ipsen in its Reply, on July 17, 2017, the Arbitral Tribunal issued a decision finding it has jurisdiction to decide our counterclaims and that our counterclaims are not contractually barred. On July 31, 2017, Ipsen submitted its Statement of Claim to the Arbitral Tribunal and on September 14, 2017, Radius submitted its Statement of Defense and Counterclaims. Subsequently, on October 20, 2017, Ipsen submitted its Reply and Statement of Defense to Radius’s Counterclaims and on November 10, 2017, Radius submitted its Rejoinder on Claims and Reply on Counterclaims. Ipsen submitted a Rejoinder on Counterclaims on November 24, 2017. A hearing on the merits was held on December 18 and 19, 2017, and additional submissions on cost and fee allocation is anticipated in early 2018. We expect a final decision by the Arbitral Tribunal in the first half of 2018. Until we receive a decision from the Arbitral Tribunal, we cannot predict or assess the likely outcome of these proceedings. We have sought dismissal of Ipsen’s claims, as well as declaratory relief, compliance with the License Agreement, and other damages, costs and fees to be determined by the Arbitral Tribunal. However, if such defense is unsuccessful, and Ipsen prevails on any of its claims, such an adverse determination could have a material adverse effect on our business, operating results, financial condition and liquidity.
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

•
the cost-effectiveness of TYMLOS, availability and level of coverage and reimbursement by third-party payors, including state and federal governments, pharmacy benefit managers and health insurance plans, the willingness and ability of patients to pay for TYMLOS, and the commensurate discounts, price concessions or rebates required to secure coverage and reimbursement by third-party payors;

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

•	our ability to remain compliant with laws and regulations that apply to us and our commercial activities;

•	our ability to comply with changes in legislation or regulations in state or federal government programs that increase manufacturer financial obligations;

•	our ability to obtain marketing approvals from foreign regulatory authorities, where and as applicable;

•	FDA-mandated package inserts or labeling requirements;

•	the actual market size for TYMLOS, which may be different than expected;

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
In November 2015, we submitted a marketing authorization application for abaloparatide-SC to the EMA through the centralized procedure. The MAA was validated and is currently undergoing active regulatory assessment by the Committee for Medicinal Products for Human Use, or CHMP, a scientific committee of the EMA. In December 2017, the CHMP issued a third Day-180 List of Outstanding Issues. As part of its on-going risk-benefit assessment, the CHMP informed the Company that it intends to refer the marketing authorisation application (MAA) to a scientific advisory group for additional advice. We expect that the CHMP may adopt an opinion regarding our MAA during the first half of 2018.
While we believe we have adequate data to demonstrate the safety and efficacy of abaloparatide-SC for the treatment of osteoporosis, the EMA and the CHMP may not be satisfied with our responses or may require additional information, which we may not be able to provide in a timely manner or at all. If we are unable to demonstrate the safety and efficacy of abaloparatide-SC to the satisfaction of the EMA and the CHMP, we may not receive marketing authorization for abaloparatide-SC in the EU, or if we need additional time to satisfy the EMA of abaloparatide-SC’s safety and efficacy, the granting of a centralized marketing authorization in Europe could be delayed.
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

•
changes in government regulation, administrative action or changes in FDA or foreign regulatory authority policy with respect to clinical trials that change the requirements for approval, including the size of any such trials;

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
Except for abaloparatide-SC and abaloparatide-patch, each of our other product candidates (i.e., elacestrant (RAD1901) and RAD140) are in the early stages of development and require extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an NDA or equivalent application to foreign regulatory authorities for regulatory approval for any of these other product candidates or whether any such NDA or equivalent application would be accepted for filing by the FDA or foreign regulatory authorities or approved if filed.
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
We cannot be certain that a single Phase 2 trial of elacestrant will be sufficient to support the submission of an NDA or foreign marketing authorization application for this product candidate and in any event, we may be required to obtain additional clinical and non-clinical data before an NDA or foreign marketing authorization application for elacestrant may be submitted.
In general, the FDA and other foreign regulatory authorities require two pivotal trials to support approval of an NDA or foreign equivalent, but in certain circumstances, will approve an NDA based on only one pivotal trial. The FDA indicated that, depending on the study results, a single Phase 2 trial of elacestrant could be considered a pivotal study sufficient for us to request approval.  As a result of these and other additional requirements, the FDA or other foreign authorities may require that we conduct additional trials beyond the currently contemplated single-arm Phase 2 trial before we can submit an NDA or foreign marketing authorization application for elacestrant even if such trial is successful.

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
TYMLOS and any other product candidate for which we obtain marketing approval, along with the manufacturing processes, distribution processes, post-approval clinical data, labeling, advertising and promotional activities for such product, are subject to continuing requirements of and review by the FDA and foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of drug products, including drug samples to physicians and recordkeeping. Marketing approval of TYMLOS and any other product candidate for which we obtain marketing approval is subject to limitations on the indicated uses for which it may be marketed or to the conditions of approval, and contain requirements for costly post-marketing testing and surveillance to monitor the safety and/or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and, if we market TYMLOS or any of our other products which may be approved for other than their approved indications, we may be subject to enforcement action for off-label marketing.
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
The commercial success of TYMLOS and any other product candidates that we may develop and that may be approved will depend upon the degree of market acceptance by regulators, key opinion leaders, physicians, patients, third-party payors and others in the medical community.
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

•
availability and level of coverage and reimbursement by third-party payors, including state and federal governments, pharmacy benefit managers and health insurance plans, the willingness and ability of patients to pay for TYMLOS, and the commensurate discounts, price concessions or rebates required to secure coverage and reimbursement by third-party payors; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.
If TYMLOS or any of our other product candidates are commercialized and unexpected adverse events are reported in connection with the use of any of those products, physician and patient acceptance of the product could deteriorate and the commercial success of such product could be adversely affected. We are required to report to the FDA or similar regulatory authorities in other countries events associated with our products relating to death or serious injury. Adverse events could result in additional regulatory controls, such as for the imposition of costly post-approval clinical studies, imposition of a REMS, or revisions to approved labeling which could limit the indications or patient population for a product, or could even lead to the withdrawal of a product from the market. Because we expect sales of TYMLOS to generate substantially all of our product revenues for the foreseeable future, its failure to gain market acceptance or, once gained, a decrease in market acceptance would harm our business and would require us to seek additional financing.
Our ability to successfully commercialize products depends in part on the extent to which coverage and reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government health administration authorities, private health insurers and other organizations.
Our ability to successfully commercialize TYMLOS or any of our other product candidates if approved, alone or with collaborators, will depend in large part on the availability and level of coverage and reimbursement by third-party payors, including government and health administration authorities, pharmacy benefit managers, health insurance plans and other healthcare payors.
In the United States and internationally, sales of products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of coverage and reimbursement from third-party payors such as state and federal governments, pharmacy benefit managers and health insurance plans. Third-party payors have implemented cost cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that limit and govern the drugs and biologics that will be offered, determining the evidence and documentation required to support medical need, setting the out-of-pocket obligations of member patients, and negotiating discounts, rebates and price concessions with manufacturers for such products. In addition, particularly in the United States and increasingly in other countries, we may be required to provide discounts, price concessions and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the coverage and reimbursement for the products we are developing and may develop in the future and also could further impact the levels of discounts, price concessions, and rebates paid to federal and state government entities. For example, in 2017 the Tax Cuts and Jobs Acts was signed into law, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. Any legislation that impacts these areas, including the ongoing consideration of the repeal and replacement of the ACA and other legislation focused on drug pricing, could impact, in a significant way, our ability to generate revenues from sales of products that we bring to market, including TYMLOS and any other product candidates that may receive marketing approval.
Decisions in the European Union on pricing and reimbursement of medicinal products are based upon national rules subject to the control of the Transparency Directive, which aims to ensure the transparency measures established by EU countries to control the pricing and reimbursement of medicinal products. The Transparency Directive defines a series of procedural requirements designed to verify that national pricing and reimbursement decisions do not create obstacles to the pharmaceutical trade within the EU's Internal Market. The competent authorities of each of the 28 EU Member States have adopted individual policies and rules regulating the pricing and reimbursement of medicinal products in their territory. These national measures controlling pricing and reimbursement often vary widely in nature, scope and application. However, a major element that they have in common is an increased move toward reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement, and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries' existing price-control methodologies, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). It is increasingly common in many EU Member States for Marketing Authorization Holders to be required, in order to obtain support for reimbursement under national health systems and, therefore, practical access to the market to demonstrate the cost-effectiveness or added value benefit of their products as compared to products (which are considered as standard of care) already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.
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
We have entered into agreements with contract manufacturers to manufacture TYMLOS in the quantities needed to meet commercial demand and our other product candidates for use in research and development activities and clinical trials. These contract manufacturers are currently our only source for the production and formulation of TYMLOS and our other product candidates. If our contract manufacturers are unable to produce, in a timely manner, adequate supplies of TYMLOS on commercially reasonable terms necessary to provide adequate supply to meet demands that exceed our commercial assumptions or our other product candidates to meet our commercial demand and our other product candidates to meet the needs of our clinical studies, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies. Any modification of our finished product or modification or termination of our clinical studies could adversely affect the commercial potential of TYMLOS or any other product candidate that may be approved and impair our ability to obtain necessary regulatory approvals, which would materially harm our business and impair our ability to raise capital.
In addition, the facilities and processes and controls used by our contract manufacturers to manufacture TYMLOS and our other product candidates must be approved by the EMA, and by the FDA pursuant to inspections that will be conducted following our regulatory approval submissions. We do not control the facilities or manufacturing process, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve our contract manufacturers for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market, with respect to TYMLOS, or for our other product candidates, if approved.
We depend on a number of single source contract manufacturers to supply key components of abaloparatide. For example, we depend on PPL, which has agreed to produce supplies of abaloparatide API to support the abaloparatide-SC and abaloparatide-patch clinical studies and the commercial supplies of TYMLOS. We also depend on Vetter and Ypsomed for the production of finished drug product clinical and commercial supplies of TYMLOS and we depend on 3M for the production of abaloparatide-patch. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce abaloparatide or related components in required quantities, on a timely basis or at all, and/or in compliance with the terms of our agreements, our business and financial condition would be materially harmed. Because the manufacturing process for abaloparatide-patch requires the use of 3M's proprietary technology, 3M is the sole source for supplies of abaloparatide-patch. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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
Risks Related to Marketing and Sale of Our Products
If we are unable to maintain our commercial capabilities on our own or through partnerships or collaborations, we may not be able to successfully commercialize TYMLOS or any future product candidates or generate product revenue.
We established a sales force to market and sell TYMLOS in the United States to specialists and also intend to pursue collaborative arrangements to market and sell abaloparatide-SC outside of the United States. Therefore, our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators'

strategic interest in the products under development and such collaborators' ability to successfully market and sell any such products.
In addition, our ability to build and maintain effective commercial, medical affairs, marketing, sales, market access, managerial and other non-technical capabilities will depend on a number of factors, including our ability to:

•	identify, recruit, hire, train, incentivize and retain a significant number of commercial and medical affairs personnel, including a specialty sales force with appropriate technical expertise;

•
train our sales representatives, to deliver clear and compelling messages within the scope of the approved labeling and in accordance with other applicable FDA requirements regarding TYMLOS and to be credible and persuasive in educating physicians on the appropriate situations to consider prescribing it as set forth in the approved labeling;

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
In April 2017, we received FDA approval of TYMLOS for the treatment of postmenopausal women with osteoporosis at high risk for fracture. TYMLOS competes in the U.S. against well-known treatment options, including teriparatide, marketed by Lilly in the U.S. as Forteo. TYMLOS may also face competition from generic or biosimilar versions of teriparatide. For example, in January 2017 a biosimilar version of teriparatide was approved in the European Union, although the product is not expected to be launched until the expiration or invalidation of applicable patents covering teriparatide. We are also aware of other companies pursuing development of biosimilar and/or generic versions of teriparatide in the U.S. and EU through various regulatory pathways. The availability of a generic or biosimilar teriparatide on the market would likely exert pricing and reimbursement pressure on the anabolic class in which abaloparatide-SC would compete. In addition, there are other organizations working to develop new therapies to treat osteoporosis. For example, UCB and Amgen are co-developing an anti-sclerostin anabolic monoclonal antibody for the treatment of osteoporosis. In order to compete successfully in this market, we will have to demonstrate to patients, physicians and third-party payors that the treatment of postmenopausal women with osteoporosis at high risk of fracture with TYMLOS is worthwhile and is a better alternative to existing or new therapies.
We face significant competition from many fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have compounds already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing, distributing, and selling drugs.
Developments by competitors may render our products or technologies obsolete or non-competitive.
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our product TYMLOS, and product candidates abaloparatide-patch, elacestrant and RAD140, if approved, will compete against existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. In addition, companies doing business in different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations, and therefore, we may not be able to hire or retain qualified personnel to run all facets of our business. These risks could render our products or technologies obsolete or non-competitive.
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
In November 2016, we received notice that in October 2016, Ipsen initiated arbitration proceedings against us in the International Chamber of Commerce’s International Court of Arbitration. Ipsen’s Request for Arbitration alleges that we breached various provisions of the License Agreement concerning abaloparatide, including with regard to Ipsen's right to co-promote abaloparatide in France and a license from us with respect to Japan. Ipsen seeks declaratory relief, compliance with the License Agreement, damages, costs and fees as a result of the purported breaches, and alleges the monetary value of these claims is approximately €50 million (approximately $59.9 million).  We have sought dismissal of Ipsen’s claims, as well as declaratory relief, compliance with the License Agreement, and other damages, costs and fees to be determined by the Arbitral Tribunal. A hearing on the merits was held on December 18 and 19, 2017, and additional submissions on cost and fee allocation is anticipated in early 2018. We expect a final decision by the Arbitral Tribunal in the first half of 2018. Until we receive a decision from the Arbitral Tribunal, we cannot predict or assess the likely outcome of these proceedings.
If our efforts to protect our intellectual property related to abaloparatide-SC, abaloparatide-patch, elacestrant and/or RAD140 fail to adequately protect these assets or if we are unable to secure all necessary intellectual property, we may lose the ability to license or successfully commercialize one or more of these candidates.
Our commercial success is significantly dependent on intellectual property related to our portfolio of product candidates. We are either the licensee or assignee of numerous issued and pending patent applications that cover various aspects of our assets, including abaloparatide-SC, abaloparatide-patch, elacestrant and RAD140.

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
We and 3M are co-assignees to several foreign and corresponding U.S. patent applications, which cover various aspects of abaloparatide for microneedle application. Any issued patents resulting from these applications will have statutory expiration dates ranging from 2032 to 2037, not taking into account extension under any applicable laws. However, pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of claimed inventions are not always predictable. Additional intellectual property covering abaloparatide-patch technology exists in the form of proprietary information protected as trade secrets. These can be accidentally disclosed to, independently derived by or misappropriated by competitors, possibly reducing or eliminating the exclusivity advantages of this form of intellectual property, thereby allowing those competitors more rapid entry into the marketplace with a competitive product, which reduces our advantage with abaloparatide-patch. In addition, trade secrets may in some instances become publicly available through required disclosures in regulatory files. Alternatively, competitors may sometimes reverse engineer a product once it becomes available on the market. Even where a competitor does not use an identical technology for the delivery of abaloparatide, it is possible that they could achieve an equivalent or even superior result using another technology. Such occurrences could lead to either one or more alternative competitor products becoming available on the market and/or one or more generic competitor products on the market gaining market share and causing a corresponding decrease in market share and/or price for abaloparatide-patch even if it were to be successfully developed and approved by the FDA.
Patents covering elacestrant as a composition of matter, as well as the use of elacestrant for the treatment of estrogen-dependent breast cancer, have been issued in the United States, Canada, Australia, Japan and Europe, and are pending in India. The elacestrant composition of matter patents in the United States expire in 2023 and may be adjusted to 2026 (not including any Hatch-Waxman patent term extension). We exclusively licensed US 9,421,264 covering the treatment of ER+, SERM-resistant (such as tamoxifen and fulvestrant) breast cancer brain metastasis with elacestrant and related applications covering, more broadly, the use of elacestrant for the treatment of ER+ cancers, such as SERM-resitant ER+ breast cancer (statutory term expires October 10, 2034, not taking into account any extension under any applicable laws). Corresponding applications pending in Europe and Canada will have a statutory expiration date in 2035. Polymorphic forms of elacestrant are covered in a U.S. application and a PCT application (filed January 2018) having a projected statutory expiration date in 2038, not taking into account any extension under any applicable laws. Elacestrant combination therapies with a CDK4/6 inhibitor (e.g., palbociclib) or an mTOR inhibitor (e.g., everolimus) for treatment of cancers that are drug-resistant and/or expressing mutant ERα+ are covered by applications pending in the U.S., Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and Singapore (statutory expiration date in 2036, not taking into account any extension under any applicable laws). We could encounter challenges or difficulties in maintaining and/or defending our intellectual property both in the United States and abroad.
Patent applications covering RAD140 and other selective androgen receptor modulator compounds have been granted in the United States, Europe, Canada, Mexico, Japan and Australia, and are pending in Brazil and India. The RAD140 composition of matter patents expire in 2029 in the United States (not including any Hatch-Waxman patent term extension) and additional countries if and when they issue. The PCT application covering RAD140 for the treatment of AR+ breast cancer has been filed and has a projected statutory expiration date in 2037, not taking into account extension under any applicable laws. This PCT application covers the use of RAD140 alone or in combination with a CDK4/6 inhibitor (e.g., palbociclib) or an mTOR inhibitor (e.g., everolimus).
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors' patent rights are highly uncertain. Our and our licensors' pending and future patent applications may not result in patents being issued that protect our technology or products or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Assuming the other requirements for patentability are met, in the United States, prior to March 16, 2013, the first to make the claimed invention was entitled to the patent, or a "first-to-invent" system, while outside the United States, the first to file a patent application is entitled to the patent, or a "first-to-file" system. With the implementation of the Leahy-Smith America Invents Act, the United States now has a first-to-file system for patent applications filed on or after March 16, 2013. We may become involved in opposition, interference or derivation proceedings challenging our patent rights or the patent rights of others. For example, we are aware of two oppositions to European Patent No. 2957278 filed with the European Patent Office. One opposition was filed on February 16, 2018 by Teva Pharmaceutical Industries Ltd and the other opposition was filed on February 19, 2018 in the name of a patent law firm Isenbruck Bosl Horschler LLP. There may be additional oppositions we are not aware of, but filed before the opposition period expired on February 19, 2018. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. An adverse determination in any such proceeding could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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

•
the federal Physician Payment Sunshine Act, or the Sunshine Act, requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Manufacturers are required to submit reports to the government by the 90th day of each calendar year; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require drug manufacturers to report and make public drug prices and/or price increases; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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
In June 2016, the U.K. affirmatively voted in a referendum advising for the exit of the U.K. from the European Union, commonly referred to as “Brexit”. In March 2017, the U.K. government formally notified the European Council of its intention to leave the EU. The formal notification triggered a procedure set out in Article 50 of the Lisbon Treaty to begin the two-year negotiation process to conclude an agreement between the U.K. and the EU setting out the arrangements for the U.K.’s withdrawal, taking account of the framework for the U.K.’s future relationship with the EU. The agreement must be concluded on behalf of the EU by the European Council acting by a qualified majority, after obtaining the consent of the European Parliament. There is uncertainty about the terms of the final agreement and the framework for the future relationship between the U.K. and the EU. The U.K. government has prepared the European Union (Withdrawal) Bill which is currently being considered by the U.K. legislature in both Houses of the Parliament. The Bill seeks to repeal the European Communities Act 1972 (ECA) that confers power to incorporate EU law into the UK domestic legal order and provides for the supremacy of EU law. The U.K. Government recognizes that simply repealing the ECA would lead to a confused and incomplete legal system. The Bill will convert directly-applicable EU laws into UK law once the U.K. leaves the EU, and confer delegated power on the U.K. Government to make changes to the full body of EU-derived law Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate and could have a material impact on its economy and the future growth of its various industries. In particular, there is uncertainty about the U.K. will continue to be within the single market and customs union for goods and services to be moved freely within the EU.
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
Recent decisions from the European General Court on public access to clinical trial data held by the EMA could result in disclosure of our pre-clinical and clinical trial data to competitors, or other third parties, which could harm our business, financial condition or results of operations.
In the EU, Regulation 1049/2001/EC, commonly known as the EU Freedom of Information Regulation or Public Access Regulation (the “Transparency Regulation”), allows any EU citizens and any natural or legal persons residing or having their headquarters in an EU country to request access to the documents held by a EU institution on grounds relating to public interest. The Transparency Regulation applies to the EMA, which has implemented the provisions in its established policy. The EMA policy favors public access, subject to certain limited exceptions if disclosure undermines, among others, the protection of commercial interests. The EMA policy has been the subject of three recent rulings of the European General Court in the following cases: Pari Pharma GmbH v EMA (Case T-235/1); MSD Animal Health Innovation and Intervet International v EMA(Case T-729/15) and PTC Therapeutics International v EMA (Case T-718/15). These decisions responded to demands for greater transparency and disclosure of pre-clinical and clinical data and validated the EMA’s transparency policy to provide greater public access to information held and documents drawn up by the EMA. These decisions clarified that misuse of the data by a competitor is not relevant to an assessment of confidentiality under the Transparency Regulation and the argument that data exclusivity or protection in countries outside the EU may be lost due to use of the disclosed documents does not make the data in question confidential.
The potential risk to our business under the Transparency Regulation is significant. For example, our marketing authorisation application for abaloparatide-SC in the EU is currently being reviewed centrally by the EMA and its advisory committees. At present, according to the established EMA policy, the information contained in our marketing authorisation application, responses we provide to the questions raised by the EMA and its advisory committees as well as the assessment reports drawn up by the EMA and its advisory committees would not be disclosed. However, in light of the European General Court’s recent Transparency Regulation decisions, such information could be susceptible to disclosure to third parties, including to our competitors, once a decision on the approvability of abaloparatide-SC is made and our marketing authorisation application is withdrawn from the centralized procedure. The potential disclosure of such information to third parties, including our competitors, and the potential loss of data exclusivity or protections in countries outside the EU could adversely affect our business, financial condition, operating results and cash flows.
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

The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•
actions or delays by the FDA, EMA or other foreign regulatory authority in respect of any NDA, MAA or other application we may submit for any of our product candidates, including our MAA for abaloparatide-SC;

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
Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. We have reserved 9,860,000 shares of our common stock for issuance under our equity incentive plans as of December 31, 2017, which includes 2,584,000 shares of common stock issuable upon the exercise of options outstanding as of December 31, 2017, and approximately 147,000 restricted stock units, each of which will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, as of December 31, 2017, warrants to purchase 605,415 shares of our common stock were outstanding. Pursuant to our employee stock purchase plan, eligible employees may participate in an employee stock purchase plan sponsored by us. The current plan allows for the issuance of 1,290,954 shares of common stock to eligible employees. As of December 31, 2017, there were 1,214,314 shares available for future sale to employees under this plan. Shares of our common stock issued upon exercise of these warrants may be sold in the public market, subject to prior registration or under an exemption from registration.
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
As of December 31, 2017, we had $751.7 million of federal and $669.3 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed studies through December 31, 2015, to determine whether any ownership change has occurred since our formation and have determined that transactions have resulted in two ownership changes, as defined under Section 382. There could be additional ownership changes in the future that could further limit the amount of net operating loss and tax credit carryforwards that we can utilize.
Under the Tax Cuts and Jobs Act (the Tax Act), the amount of post 2017 net operating loss carryforwards that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss carryforward deduction itself.  The Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post 2017 unused net operating loss carryforwards to be carried forward indefinitely.  There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing net operating loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Details of each of our principal properties as of December 31, 2017, are provided below:

Location	Function	Size (approximate square feet)	Property Interest
Waltham, MA, USA	Corporate Headquarters	27,208	Leased
Parsippany, NJ, USA	Office space	10,528	Leased
Cambridge, MA, USA	Laboratory and office space	4,607	Subleased
Wayne, PA, USA	Office space	28,805	Subleased

ITEM 3.    LEGAL PROCEEDINGS.
In November 2016, we received notice that in October 2016, Ipsen had initiated arbitration proceedings against us in the International Chamber of Commerce’s International Court of Arbitration. Ipsen’s Request for Arbitration alleged that we breached various provisions of the License Agreement concerning abaloparatide, including with regard to Ipsen's right to co-promote abaloparatide in France and a license from us with respect to Japan. Ipsen is seeking declaratory relief, compliance with the License Agreement, damages, costs and fees as a result of the purported breaches and has alleged the monetary value of these claims is approximately €50 million (approximately $59.9 million).
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
On July 31, 2017, Ipsen submitted its Statement of Claim to the Arbitral Tribunal and on September 14, 2017 Radius submitted its Statement of Defense and Counterclaims. Subsequently, on October 20, 2017, Ipsen submitted its Reply and Statement of Defense to Radius’s Counterclaims and on November 10, 2017, Radius submitted its Rejoinder on Claims and Reply on Counterclaims. Ipsen submitted a Rejoinder on Counterclaims on November 24, 2017. A hearing on the merits was held on December 18 and 19, 2017, and additional submissions on cost and fee allocation were made on February 9, 2018. We expect a final decision by the Arbitral Tribunal in the first half of 2018. Until we receive a decision from the Arbitral Tribunal, we cannot predict or assess the likely outcome of these proceedings.
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

2017	High	Low
Quarter Ended March 31, 2017	$48.06	$35.63
Quarter Ended June 30, 2017	47.12	32.88
Quarter Ended September 30, 2017	48.35	32.99
Quarter Ended December 31, 2017	40.00	26.35

2016	High	Low
Quarter Ended March 31, 2016	$62.61	$24.75
Quarter Ended June 30, 2016	40.91	29.27
Quarter Ended September 30, 2016	59.88	36.45
Quarter Ended December 31, 2016	55.97	24.75
On February 26, 2018, the closing price of our common stock was $40.22 per share as reported on The NASDAQ Global Market.
Stock Performance Graph
        This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended.
The graph set forth below compares the cumulative total stockholder return on our common stock between June 6, 2014 (the date of the initial public offering of our common stock) and December 31, 2017, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 6, 2014 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 6, 2014 of $8.01 per share as the initial value of our common stock and not the initial offering price to the public of $8.00 per share.
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

_____________________________________________________________________________
*    $100 invested on June 6, 2014 in stock or index
Holders
As of February 26, 2018, there were 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the fourth quarter ended December 31, 2017.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no such repurchases of shares of common stock made during the fourth quarter of the fiscal year ended December 31, 2017.

ITEM 6.    SELECTED FINANCIAL DATA.
You should read the following selected financial data together with our consolidated financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the statements of operations data for each of the three years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The selected balance sheet data as of December 31, 2015, 2014 and 2013 and the statement of operations data for the years ended December 31, 2014 and 2013 has been derived from the audited financial statements for such years not included in this Form 10-K.
The financial information set forth below for the year ended December 31, 2017, 2016, 2015, 2014, and 2013 has been recast to reflect the adoption of Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.
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

Statement of Operations and Comprehensive Loss Data	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
REVENUES:
Product revenue, net	$12,112	$—	$—	$—	$—
License revenue	10,000	—	—	—	—
Operating expenses:
Cost of sales - product	932	—	—	—	—
Cost of sales - intangible amortization	400	—	—	—	—
Research and development	83,076	107,406	68,280	45,719	60,536
General and administrative	186,677	77,542	30,797	13,674	6,829
Loss from operations	(248,973)	(184,948)	(99,077)	(59,393)	(67,365)
Other (expense) income:
Other (expense) income, net	(192)	(293)	(1,607)	(713)	9,085
Interest (expense) income, net	(5,072)	2,437	(842)	(2,373)	(2,410)
Net loss	(254,237)	(182,804)	(101,526)	(62,479)	(60,690)
Other comprehensive loss, net of tax:
Unrealized gain (loss) from available-for-sale securities	(385)	66	26	(21)	—
Comprehensive loss	$(254,622)	$(182,738)	$(101,500)	$(62,500)	$(60,690)
Net loss attributable to common stockholders	$(254,237)	$(182,804)	$(101,526)	$(71,479)	$(78,161)
Net loss per share applicable to common stockholders—basic and diluted	$(5.80)	$(4.24)	$(2.56)	$(4.04)	$(203.91)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	43,804,660	43,067,952	39,643,099	17,699,487	383,310

	As of December 31,
Balance Sheet Data	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$118,564	$258,567	$159,678	$28,518	$12,303
Marketable securities	134,714	73,880	313,661	76,758	—
Working capital	216,079	302,084	459,128	86,774	(22,675)
Total assets	461,658	340,282	482,465	108,417	12,758
Long-term liabilities	166,195	379	—	24,394	1,945
Total liabilities	219,622	33,104	21,180	44,953	37,257
Total convertible preferred stock and redeemable convertible preferred stock	—	—	—	—	252,802
Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders' equity	461,658	340,282	482,465	108,417	12,758

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
Executive Overview
We are a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics in the areas of osteoporosis and oncology. In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration ("FDA") for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of February 2018, TYMLOS was available and covered for approximately 259 million U.S. insured lives, representing approximately 86% of U.S. insured lives. In May 2017, we announced positive top-line results from our completed 24-month ACTIVExtend clinical trial for TYMLOS, which met all of its primary and secondary endpoints. In July 2017, we entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. Under this agreement, we received an upfront payment and are entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. Our European Marketing Authorisation Application (“MAA”) for abaloparatide-SC is under review by the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and we expect an opinion from the CHMP regarding the MAA during the first half of 2018. We submitted a labeling supplement to the FDA in connection with the results from our ACTIVExtend trial in December 2017. In the first quarter of 2018, we expect to initiate a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. In the first half of 2018, we plan to initiate a bone histomorphometry study, which would enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.
We are developing an abaloparatide transdermal patch, or abaloparatide-patch, for potential use in the treatment of postmenopausal women with osteoporosis. In January 2018, we met with the FDA and gained alignment with the agency on a single, pivotal BMD non-inferiority bridging study to support an NDA submission. The FDA agreed that, depending on the study results, a randomized, open label, active-controlled, non-inferiority Phase 3 study of up to 500 patients with postmenopausal osteoporosis at high risk of fracture would be sufficient to gain approval for abaloparatide-patch. The FDA confirmed that the primary endpoint will be change in lumbar spine BMD at 12 months and that the non-inferiority margin must preserve 75% of the active control (abaloparatide-SC) based on the lower bound of the 95% confidence interval. We expect to initiate this pivotal study in mid-2019 and to complete it in 2020. In February 2018, we entered into a scale-up and commercial supply agreement with 3M Company pursuant to which 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch.
We are also developing our investigational product candidate, elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), for potential use in the treatment of hormone-receptor positive breast cancer. We have completed enrollment in our ongoing dose escalation Part A, and dose expansion Part B and C, and in the 18F fluoroestradiol positron emission tomography (“FES-PET”) imaging Phase 1 studies of elacestrant in advanced metastatic breast cancer. In October 2017, the FDA granted Fast Track designation for our elacestrant breast cancer program. Based on feedback from the EMA and the FDA, we now intend to conduct a single, randomized, controlled Phase 2 trial of elacestrant as a third-line monotherapy in approximately 300 patients with ER+/HER2- advanced/metastatic breast cancer. Patients in the study would be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent and the primary endpoint of the study will be progression-free survival (PFS). The study would also include a planned interim PFS analysis. We believe that, depending on results, this single trial would support applications for global marketing approvals for elacestrant as a third-line monotherapy. In addition, depending on results of the interim analysis, the Company could seek accelerated approval for elacestrant in the United States. We will provide further study details when the Phase 2 study is started, which we expect will be in the second half of 2018.
We are developing our internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator ("SARM") for potential use in the treatment of hormone-receptor positive breast cancer. In September 2017, we initiated a Phase 1 study of RAD140 in patients with locally advanced or metastatic breast cancer. We expect to provide an update on our RAD140 development program by the end of 2018.

Abaloparatide
In April 2017, the FDA approved TYMLOS for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. We are developing two formulations of abaloparatide: abaloparatide-SC and abaloparatide-patch.
Abaloparatide-SC
TYMLOS was approved in the United States in April 2017 for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The first commercial sales of TYMLOS in the United States occurred in May 2017 and as of February 2018, TYMLOS was available and covered for approximately 259 million U.S. insured lives, representing approximately 86% of U.S. insured lives. We are commercializing TYMLOS in the United States through our commercial organization. We have built a distribution network for TYMLOS in the United States, comprised of well-established distributors and specialty pharmacies. Under our distribution model, both the distributors and specialty pharmacies take physical delivery of TYMLOS and the specialty pharmacies dispense TYMLOS directly to patients. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan, where we have an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC. The combined 25-month fracture data from our Phase 3 clinical trial program for TYMLOS formed the basis of our regulatory submissions in the United States and Europe. In November 2015, we submitted a marketing authorisation application ("MAA") for abaloparatide-SC to the EMA, which was validated and is currently undergoing active regulatory assessment by the CHMP. In December 2017, the CHMP issued a third Day-180 List of Outstanding Issues. As part of its on-going risk-benefit assessment, the CHMP informed the Company that it intends to refer the MAA to a scientific advisory group for additional advice. We expect that the CHMP may adopt an opinion regarding our MAA during the first half of 2018. We intend to enter a collaboration for the commercialization of abaloparatide-SC outside of the United States and Japan.
In May 2017, we announced positive top-line results from the completed 24-month ACTIVExtend clinical trial of TYMLOS, which met all of its primary and secondary endpoints. In ACTIVExtend, patients who had completed 18 months of TYMLOS (abaloparatide) injections or placebo in the ACTIVE Phase 3 trial were transitioned to receive 24 additional months of open-label alendronate. For the subset of ACTIVE trial patients (n=1139) that enrolled in the ACTIVExtend trial, the previous TYMLOS-treated patients had a significant 84% relative risk reduction (p<0.0001) in the incidence of new vertebral fractures compared with patients who received placebo followed by alendronate. They also demonstrated a 39% risk reduction in nonvertebral fractures (p=0.038), a 34% risk reduction clinical fractures (p=0.045) and a 50% risk reduction in major osteoporotic fractures (p=0.011) compared with patients who received placebo followed by alendronate. At the 43-month timepoint, for all patients (n=1645) that enrolled in the ACTIVE trial, TYMLOS-treated patients had a statistically significant risk reduction in new vertebral fractures (p<0.0001), nonvertebral fractures (p=0.038), clinical fractures (p=0.045), and major osteoporotic fractures (p<0.001), compared with patients who received placebo followed by alendronate. While not a pre-specified endpoint, there was also a statistically significant risk reduction in hip fractures (p=0.027) at the 43-month time point in the TYMLOS-treated patients, compared with patients who received placebo followed by alendronate. The adverse events reported during the alendronate treatment period were similar between the previous TYMLOS-treated patients and the previous placebo group. The incidences of cardiovascular adverse events including serious adverse events were similar between groups. There have been no cases of osteonecrosis of the jaw or atypical femoral fracture in the entire TYMLOS development program. The results from the completed ACTIVExtend trial were presented at a major scientific meeting in September 2017 and we submitted a labeling supplement in connection with this data to the FDA in December 2017.
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. Pursuant to the agreement, we received an upfront payment and may receive additional milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan.
In late 2017, we gained agreement with the FDA on the design of a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. The study will be a randomized, double-blind, placebo-controlled trial that will enroll approximately 225 men with osteoporosis. The primary endpoint is change in lumbar spine BMD at 12 months compared with placebo. In previous clinical trials, TYMLOS has demonstrated increases in BMD in postmenopausal women. The study will include specialized high-resolution imaging of bone structure in a subset of the study participants. We expect to initiate the trial in the first quarter of 2018.
In the first half of 2018, we plan to initiate a bone histomorphometry study, which would enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.

Abaloparatide-patch
We are also developing abaloparatide-patch, based on 3M’s patented Microstructured Transdermal System technology, for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-patch technology and we are developing abaloparatide-patch toward future global regulatory submissions to build upon the potential success of TYMLOS. Our development strategy for abaloparatide patch is to bridge to the established efficacy and safety of our approved abaloparatide-SC formulation.
We commenced a human replicative clinical evaluation of the optimized abaloparatide-patch in December 2015, with the goal of achieving comparability to abaloparatide-SC. In September 2016, we presented results from this evaluation of the first and second abaloparatide-patch prototypes, demonstrating that formulation technology can modify the pharmacokinetic profile of abaloparatide, including Tmax, half-life (“T1/2”), and area under the curve (“AUC”). In March 2018, we announced that through further optimization we had achieved comparability to the abaloparatide-SC profile with a third prototype (the “current abaloparatide-patch”). The current abaloparatide-patch optimized the drug-device combination through process improvements, a finalized formulation, selection of a dose (300 µg), and the introduction of a new clinical applicator. Together these changes, which were designed to improve the ease of use and patient experience, resulted in an increased half-life and AUC (915 pg.hr/ml for the current abaloparatide-patch, compared to 242 pg.hr/ml for the first patch prototype, 645 pg.hr/ml for the second patch prototype, and 936 pg.hr/ml for abaloparatide-SC).
In January 2018, we met with the FDA to align on a regulatory and development path for registration of abaloparatide-patch. We gained alignment with the agency on a single, pivotal BMD non-inferiority bridging study to support an NDA submission. The FDA agreed that, depending on the study results, a randomized, open label, active-controlled, non-inferiority Phase 3 study of up to 500 patients with postmenopausal osteoporosis at high risk of fracture would be sufficient to gain approval for abaloparatide-patch. The FDA confirmed that the primary endpoint will be change in lumbar spine BMD at 12 months and that the non-inferiority margin must preserve 75% of the active control (abaloparatide-SC) based on the lower bound of the 95% confidence interval. We expect to initiate this pivotal study in mid-2019 and to complete it in 2020. On February 27, 2018, we entered into a scale-up and commercial supply agreement with 3M Company pursuant to which 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch.
Elacestrant (RAD1901)
Elacestrant is a SERD that we are evaluating for potential use as a once daily oral treatment for hormone-receptor positive breast cancer. We hold worldwide commercialization rights to elacestrant. Elacestrant is currently being investigated in women with advanced ER-positive and HER2-negative breast cancer, the most common subtype of the disease. Studies completed to date indicate that the compound has the potential for use as a single agent or in combination with other therapies for the treatment of breast cancer. To date, no dose limiting toxicities have been reported in the elacestrant program.
We have completed enrollment in our 18-F fluoroestradiol positron emission tomography (“FES-PET”) imaging study and dose-escalation Part A and expansion study parts B and C Phase 1 breast cancer trials. In June 2017, we discussed the data from these ongoing Phase 1 studies with the FDA to gain alignment on defining the next steps for our elacestrant breast cancer program, including the design of a Phase 2 trial. In this meeting, the FDA agreed that a single-arm monotherapy Phase 2 study of up to 200 patients, could be appropriate with the primary endpoint being ORR, coupled with DOR. Depending on the study results, which must demonstrate an improvement over then available therapies, this study could be considered a pivotal study for accelerated approval as long as a confirmatory study is ongoing at the time of our NDA submission. In October 2017, the FDA granted Fast Track designation for our elacestrant breast cancer program.
In February 2018 we received scientific advice from the European Medicines Agency (“EMA”) regarding a potential single-arm monotherapy Phase 2 trial of elacestrant in patients with ER+, HER2- advanced or metastatic breast cancer. In addition, we had a further meeting in February 2018 with the FDA regarding the registrational pathway for elacestrant at which we confirmed FDA’s guidance for a single-arm study and gained alignment with the agency on an alternative potential comparator study design for our monotherapy program. Based on feedback from the EMA and the FDA, we now intend to conduct a single, randomized, controlled Phase 2 trial of elacestrant as a third-line monotherapy in approximately 300 patients with ER+/HER2- advanced/metastatic breast cancer. Patients in the study would be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent and the primary endpoint of the study will be progression-free survival (PFS). The study would also include a planned interim PFS analysis. We believe that, depending on results, this single trial would support applications for global marketing approvals for elacestrant as a third-line monotherapy. In addition, depending on results of the interim analysis, the Company could seek accelerated approval for elacestrant in the United States. We will provide further study details when the Phase 2 study is started, which we expect will be in the second half of 2018.
Phase 1 - Dose-Escalation and Expansion Study

In December 2014, we commenced a Phase 1, multicenter, open-label, multiple-part, dose-escalation study of elacestrant in postmenopausal women with ER-positive and HER2-negative advanced breast cancer in the United States to determine the recommended dose for a Phase 2 clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of elacestrant. Part A of this Phase 1 study was designed to evaluate escalating doses of elacestrant. The Part B expansion cohort was initiated at 400-mg daily dosing in March 2016 to allow for an evaluation of additional safety, tolerability and preliminary efficacy. The patients enrolled in this study are heavily pretreated ER-positive, HER2-negative advanced breast cancer patients who have received a median of 3 prior lines of therapy including fulvestrant and CDK4/6 inhibitors, and about 50% of the patients had ESR1 mutations. We have completed enrollment in the ongoing dose-escalation Part A and expansion study parts B and C. In December 2017, we opened a Part D cohort in this study to provide additional data on a more homogeneous and genetically defined patient population to support our overall elacestrant clinical development program and anticipated regulatory submissions.
In December 2016 and June 2017, we reported positive results from this ongoing Phase 1 dose-escalation and expansion study. As of the study cut-off date of April 28, 2017, the elacestrant single agent ORR, was 23% with five confirmed partial responses in heavily pre-treated patients with advanced ER-positive breast cancer and in the 400-mg patient group of 26 patients with mature data, the median progression free survival was 4.5 months. These results showed that elacestrant was well-tolerated with the most commonly reported adverse events being low grade nausea and dyspepsia. In December 2017, we reported updated data from this ongoing Phase 1 dose-escalation and expansion study, which included mature data from 40 patients treated at the 400 mg dose in this study. As of the study cut-off date of October 30, 2017, the elacestrant single agent ORR was 27.3% with six confirmed partial responses out of 22 patients with RECIST measurable disease. The median progression free survival was 5.4 months and clinical benefit rate at 24 weeks was 47.4%. These results showed that elacestrant was well-tolerated with the most commonly reported adverse events being low grade nausea, dyspepsia and vomiting.
Phase 1 - FES-PET Study
In December 2015, we commenced a Phase 1 18-F fluoroestradiol positron emission tomography, or FES-PET, study in patients with metastatic breast cancer in the European Union, which includes the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following elacestrant treatment.
In December 2016, we reported positive results from the Phase 1 FES-PET study. The first three enrolled patients dosed at the 400-mg cohort had a tumor FES-PET signal intensity reduction ranging from 79% to 91% at day 14 compared to baseline. This study enrolled five additional patients in the 400-mg daily oral cohort, followed by eight patients in the 200-mg daily oral cohort. In December 2017, we reported updated data from the Phase 1 FES-PET study that elacestrant demonstrated robust reduction in tumor ER availability in patients with advanced ER+ breast cancer who progressed on prior endocrine therapy. Seven out of eight patients dosed at the 400-mg cohort, and four out of seven patients dosed at the 200-mg cohort, had a tumor FES-PET signal intensity reduction equal to, or greater than, 75% at day 14 compared to baseline. The reduction in FES uptake supports flexibility for both 200-mg and 400-mg elacestrant dose selection for further clinical development in combination studies with various targeted agents and was similar in patients harboring mutant or wild-type ESR-1. The most commonly reported adverse events reported were grade 1 and 2 nausea and dyspepsia.
Potential for use in Combination Therapy
In July 2015, we announced that early but promising preclinical data showed that our investigational drug elacestrant, in combination with Pfizer’s palbociclib, a cyclin-dependent kinase, or CDK 4/6 inhibitor, or Novartis’ everolimus, an mTOR inhibitor, was effective in shrinking tumors. In preclinical patient-derived xenograft breast cancer models with either wild type or mutant ESR1, treatment with elacestrant resulted in marked tumor growth inhibition, and the combination of elacestrant with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone. We believe that this pre-clinical data suggests that elacestrant has the potential to overcome endocrine resistance, is well-tolerated, and has a profile that is well suited for use in combination therapy.
In December 2017, we announced additional preclinical data that continues to demonstrate elacestrant anti-tumor activity, as a single agent and in combination, in multiple models. In these preclinical models, elacestrant demonstrated marked tumor growth inhibition, as a single agent in models treated with multiple rounds of fulvestrant and in combination with CDK 4/6 inhibitors such as palbociclib and abemaciclib and with a phosphoinositide 3-kinase inhibitor, alpelisib.
Collaborations
In July 2016, we entered into a pre-clinical collaboration with Takeda Pharmaceutical Company Limited to evaluate the combination of elacestrant with Takeda's investigational drug TAK-228, an oral mTORC 1/2 inhibitor in Phase 2b development for the treatment of breast, endometrial and renal cancer, with the goal of potentially exploring such combination in a clinical study. We and Takeda have each agreed to contribute resources and supply compound material necessary for studies to be conducted under the collaboration and will share third party out-of-pocket research and development expenses. Activities under this collaboration are ongoing. Upon completion, both parties will agree upon the appropriate communication of the results.
In January 2016, we entered into a worldwide clinical collaboration with Novartis Pharmaceuticals to evaluate the safety and efficacy of combining elacestrant with Novartis’ investigational agent LEE011 (ribociclib), a CDK 4/6 inhibitor, and BYL719 (alpelisib), an investigational phosphoinositide 3-kinase inhibitor. In January 2018, we terminated this collaboration following the completion of pre-clinical studies. We are evaluating additional opportunities to collaborate with companies to evaluate the safety and efficacy of combining elacestrant with other agents for the treatment of breast cancer. We believe that such combinations may be suitable in earlier lines of treatment for patients with advanced disease.
Vasomotor Symptoms
In December 2017, following a strategic review, we announced that we decided to discontinue further evaluation of elacestrant for vasomotor symptoms to focus instead on the continued clinical development of the compound as a potential treatment option in breast cancer.
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
In September 2017, we initiated a Phase 1 study of RAD140 in patients with locally advanced or metastatic breast cancer. The clinical trial is designed to evaluate the safety and maximum tolerated dose of RAD140 in approximately 40 patients. Primary safety outcomes from the trial include rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response will also be evaluated. We expect to provide an update on our RAD140 development program by the end of 2018.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties. Our lead investigational product candidate is abaloparatide and it currently represents the largest portion of our research and development expenses for our investigational product candidates. We began tracking program expenses for abaloparatide-SC in 2005, and program expenses from inception to December 31, 2017 were approximately $214.6 million. We began tracking program expenses for abaloparatide-patch in 2007, and program expenses from inception to December 31, 2017 were approximately $42.1 million. We began tracking program expenses for elacestrant in 2006, and program expenses from inception to December 31, 2017 were approximately $68.0 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to December 31, 2017 were approximately $11.0 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies, and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses related to abaloparatide-SC, abaloparatide-patch, elacestrant and RAD140 for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Program-specific costs - external:
Abaloparatide-SC	$1,686	$17,016	$19,870
Abaloparatide-patch	2,991	5,394	2,585
Elacestrant	12,486	27,751	9,926
RAD140	2,135	3,181	495
Total program-specific costs - external	$19,298	$53,342	$32,876

Shared-services costs - external:
R&D support costs	12,206	11,863	14,718
Other operating costs	2,871	3,518	868
Total shared-services costs - external:	$15,077	$15,381	$15,586

Shared-services costs - internal:
Personnel-related costs	30,995	24,905	11,212
Share-based compensation	14,698	11,190	7,866
Occupancy costs	2,158	2,217	615
Depreciation	850	371	125
Total shared-services costs - internal:	$48,701	$38,683	$19,818

Total R&D costs	$83,076	$107,406	$68,280
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
Interest Expense
Interest expense consists of interest expense related to the aggregate $305.0 million principal amount of Convertible Notes the Company issued in a registered underwritten public offering on August 14, 2017 (“Convertible Notes”). A portion of the interest expense on the Convertible Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include useful lives with respect to revenue recognition, inventory obsolescence, long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
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
Historically, the Company recognized stock-based compensation net of estimated forfeitures over the vesting period of the respective grant. Effective January 1, 2017, the Company adopted ASU 2016-09 and changed its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of approximately $0.5 million to retained earnings as of January 1, 2017. In addition, the Company recognized $6.1 million of accumulated excess tax benefits as deferred tax assets that under the previous guidance could not be recognized until the benefits were realized through a reduction in cash taxes paid. This part of the guidance was applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance placed on the additional $6.1 million of deferred tax assets, the recognition upon adoption had no impact to our accumulated deficit as of January 1, 2017. The adoption of ASU 2016-09 effective January 1, 2017 had no other material impacts on the Company’s results of operations, financial position or cash flows.
Performance Units
We measure stock-based compensation cost at the accounting measurement date based on the fair value of the performance unit grant and recognize the expense over the derived service period of the performance units.
We estimate the fair value of each grant using a Monte Carlo simulation analysis that takes into account the forecasted price of our common stock, historical volatility of our common stock, risk-free rate as of the valuation date, price of our common stock as of the grant date and the trigger for the performance condition to be met.
The derived service period for each grant is calculated using a Monte Carlo simulation analysis.
Fair Value Measurements
Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants. Authoritative guidance specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). The fair value hierarchy consists of three levels:
Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, items may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued.

Some assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis. The Company records the fair value of long-lived assets and other intangible assets on a nonrecurring basis. The carrying amounts of current financial instruments, which include accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments. The fair value of notes payable is determined based upon data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments.
The Company reviews the carrying value of long-lived assets and other intangible assets on an annual basis or whenever events or changes in circumstances indicate the fair value of the asset is below its carrying amount. Fair value is determined using various valuation techniques, including discounted cash flows, market-related multiples, and recently reported transactions for similar assets in the market place.
As of December 31, 2017 and 2016, we held financial assets that were measured using Level 1 and Level 2 inputs. Assets measured using Level 1 inputs include money market funds, which are valued using quoted market prices with no valuation adjustments applied. Assets measured using Level 2 inputs include marketable securities that consist primarily of domestic corporate debt securities (direct issuance bonds, corporate bonds, etc.) and are valued using third-party pricing resources, which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.
As of December 31, 2017 and 2016, we held no Level 3 assets or liabilities.
Revenue Recognition
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
Product Revenue, Net
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
If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the twelve months ended December 31, 2017.
Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, third-party payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.
The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2017 and, therefore, the transaction price was not reduced further during the twelve months ended December 31, 2017. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances
The Company generally provides Customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2017, as well as a reduction to trade receivables, net on the consolidated balance sheets.
Product Returns
Consistent with industry practice, the Company generally offers Customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to trade receivables, net on the consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has received an immaterial amount of returns to date and believes that returns of product in future periods will be minimal.
Provider Chargebacks and Discounts
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
Government Rebates
The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.
Payor Rebates
The Company contracts with certain third-party payors, primarily health insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.
Other Incentives
Other incentives which the Company offers include voluntary patient assistance programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
Product Revenue Reserves and Allowances
Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the consolidated balance sheets. Government and other rebates are recoded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
Collaboration Revenues
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
Licenses of Intellectual Property
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
Milestone Payments
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
Manufacturing Supply Services
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
Royalties
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
Inventory
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
Years Ended December 31, 2017 and December 31, 2016

	Years Ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Revenues:
Product revenue, net	$12,112	$—	$12,112	—%
License revenue	10,000	—	10,000	—%
Operating expenses:
Cost of sales - product	932	—	932	—%
Cost of sales - intangible amortization	400	—	400	—%
Research and development	83,076	107,406	(24,330)	(23)%
General and administrative	186,677	77,542	109,135	141%
Loss from operations	(248,973)	(184,948)	(64,025)	35%
Other (expense) income:
Other (expense), net	(192)	(293)	101	(34)%
Interest income (expense), net	(5,072)	2,437	(7,509)	(308)%
Net loss	$(254,237)	$(182,804)	(71,433)	39%
Product revenue— We began commercial sales of TYMLOS within the United States in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the year ended December 31, 2017 we recorded approximately $12.1 million of net product revenue. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Cost of sales— Cost of sales of $0.9 million for the year ended December 31, 2017 consisted of costs associated with the manufacturing of TYMLOS, royalties owed to our licensor for such sales, and amortization of milestone payments to our licensor. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of TYMLOS units recognized as revenue during the twelve months ended December 31, 2017, or $0.2 million, were expensed prior to the April 2017 FDA approval and, therefore, are not included in cost of sales during this period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories.
Research and development expenses—For the year ended December 31, 2017, research and development expense was $83.1 million, as compared to $107.4 million for the year ended December 31, 2016, a decrease of $24.3 million, or 23%. This decrease was primarily a result of a decrease of $15.3 million in program spending for the elacestrant investigational drug product, a decrease of $15.3 million in program spending related to TYMLOS, and a decrease of $2.4 million of program spending for the abaloparatide-patch investigational drug product. These decreases were partially offset by an increase in compensation related costs due to growth in headcount from 107 research and development employees as of December 31, 2016 to 131 research and development employees as of December 31, 2017.
Selling, general and administrative expenses—For the year ended December 31, 2017, selling, general, and administrative expense was $186.7 million, as compared to $77.5 million for the year ended December 31, 2016, an increase of $109.1 million, or 141%. This increase was primarily due to increased professional support costs of approximately $37.3 million, including $18.4 million of promotional costs and $14.2 million of professional fees related to the commercial launch of TYMLOS. This increase in spend was also driven by a $60.5 million increase in compensation expense, including an increase of $5.4 million of non-cash stock-based compensation expense, due to growth in headcount from 130 general and administrative employees as of December 31, 2016 to 430 selling, general, and administrative employees as of December 31, 2017.
Other (expense), net—For the year ended December 31, 2017, other expense, net of other income, was $0.2 million, as compared to $0.3 million during the year ended December 31, 2016. Other expense, net of other income, for the year ended December 31, 2017 consisted primarily of other taxes and foreign currency revaluation losses. The $0.3 million of other expense, net of income, for the year ended December 31, 2016 was primarily due to other taxes.
Interest income (expense), net—For the year ended December 31, 2017, net interest expense was $5.1 million, as compared to net interest income of $2.4 million during the year ended December 31, 2016, a total change of $7.5 million, or 308%. This change was a result of the issuance of the convertible notes during the year ended December 31, 2017, which resulted in the Company incurring interest expense charges to partially offset the interest income earned on investments. During the prior year, no debt was outstanding and the company was earning interest on investments.
Years Ended December 31, 2016 and December 31, 2015

	Years Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Research and development	$107,406	$68,280	$39,126	57%
General and administrative	77,542	30,797	46,745	152%
Loss from operations	(184,948)	(99,077)	(85,871)	87%
Other (expense) income:
Other (expense) income, net	(293)	(35)	(258)	737%
Loss on retirement of note payable	—	(1,572)	1,572	(100)%
Interest (expense) income, net	2,437	(842)	3,279	(389)%
Net loss	$(182,804)	$(101,526)	(81,278)	80%
Research and development expenses—For the year ended December 31, 2016, research and development expense was $107.4 million compared to $68.3 million for the year ended December 31, 2015, an increase of $39.1 million, or 57%. This increase was primarily a result of increased compensation expense, including an increase of $3.3 million of non-cash stock-based compensation expense, due to growth in headcount from 48 research and development employees as of December 31, 2015, to 107 research and development employees as of December 31, 2016. This increase in spend was also driven by higher contract service costs associated with the development of our investigational product candidate elacestrant as a result of the increased clinical and manufacturing activities in 2016, as compared to 2015. These amounts were partially offset by a decrease in the total professional contract service costs associated with the development of abaloparatide-SC as more patients completed study protocol activities associated with the 24-month ACTIVExtend clinical trial in 2016, as compared to 2015.
General and administrative expenses—For the year ended December 31, 2016, general and administrative expense was $77.5 million compared to $30.8 million for the year ended December 31, 2015, an increase of $46.7 million, or 152%. This increase was primarily due to increased professional support costs of approximately $19.4 million, including costs associated with preparing for the potential commercialization of abaloparatide-SC (subject to a favorable regulatory review), as compared to 2015. This increase in spend was also driven by increased compensation expense, including an increase of $8.0 million of non-cash stock-based compensation expense, due to growth in headcount from 27 general and administrative employees as of December 31, 2015, to 130 general and administrative employees as of December 31, 2016. We expect our general and administrative costs to continue to increase as we build out our commercial organization.
Other (expense) income, net—For the year ended December 31, 2016, other expense, net of other income, was $0.3 million, as compared to $35.0 thousand during the year ended December 31, 2015. Other expense, net of other income, for the year ended December 31, 2016 consisted primarily of other taxes and foreign currency revaluation losses. The $35.0 thousand of other expense, net of income, for the year ended December 31, 2015 was primarily due to other taxes.
Loss on retirement of note payable—For the year ended December 31, 2015, loss on retirement of note payable was approximately $1.6 million. This loss was a result of the prepayment of our 2014 Credit Facility in May 2015. We had no outstanding debt during the year ended December 31, 2016.
Interest (expense) income—For the year ended December 31, 2016, interest income was $2.4 million, as compared to $0.8 million during the year ended December 31, 2015, a total change of $3.3 million, or 389%. This change was a result of the elimination of interest expense during the year ended December 31, 2016, as compared to the same period ended 2015, due to the prepayment of all outstanding long-term debt on August 4, 2015, combined with a $1.4 million increase in interest income earned on cash, cash equivalents, and marketable securities during the year ended December 31, 2016, as compared to the same period ended 2015.
Liquidity and Capital Resources
From inception to December 31, 2017, we have incurred an accumulated deficit of $882.3 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various investigational product candidates and expenses supporting those activities. Our total cash, cash equivalents and marketable securities balance as of December 31, 2017 was $430.3 million. We have financed our operations since inception primarily through the public offerings of our common stock, private sale of preferred stock, borrowing under credit facilities and the receipt of $5.0 million in fees associated with an option agreement.
Based upon our cash, cash equivalents and marketable securities balance, we believe that, prior to the consideration of revenue from the potential future sales of any of our investigational products that may receive regulatory approval or proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial scale-up and other operational activities, for not less than twelve months from the date of this filing. We expect to finance the future development costs of our clinical product portfolio with our existing cash, cash equivalents and marketable securities, or through strategic financing opportunities, that could include, but are not limited to, partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, or the incurrence of debt. However, there is no guarantee that any of these strategic financing opportunities will be available to us on favorable terms, and some could be dilutive to existing stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development and commercialization activities, the results of our clinical trials, and the review and potential approval of our products by the FDA and foreign regulatory authorities. The successful development of our investigational product candidates is subject to numerous risks and uncertainties associated with developing drugs, which could have a significant impact on the cost and timing associated with the development of our product candidates. If we fail to obtain additional future capital, we may be unable to complete our planned preclinical and clinical trials and obtain approval of any investigational product candidates from the FDA and foreign regulatory authorities.
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Years ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(206,685)	$(139,804)	$(87,103)
Investing activities	(248,986)	236,120	(239,822)
Financing activities	315,668	2,573	458,085
Net increase in cash and cash equivalents	$(140,003)	$98,889	$131,160
Cash Flows from Operating Activities
Net cash used in operating activities during the year ended December 31, 2017 was $206.7 million, which was primarily the result of a net loss of $254.2 million, partially offset by net changes in working capital of $6.0 million and $41.5 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $254.2 million net loss was primarily due to costs related to the commercial launch of TYMLOS such as increased compensation costs, professional support costs, and consulting fees. The $41.5 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $35.0 million, amortization of debt discount and issuance costs of $4.8 million, and depreciation and amortization of $2.0 million, offset by amortization of premiums (discounts) on marketable securities of $0.3 million.
Net cash used in operating activities during the year ended December 31, 2016 was $139.8 million, which was primarily the result of a net loss of $182.8 million, partially offset by net changes in working capital of $15.6 million and $27.4 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $182.8 million net loss was primarily due to elacestrant and RAD140 program development expenses along with compensation costs, professional support costs, and consulting fees incurred in preparation for the potential commercial launch of abaloparatide-SC. The $27.4 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $26.1 million, and amortization of premiums (discounts) on marketable securities of $0.8 million.
Net cash used in operating activities during the year ended December 31, 2015 was $87.1 million, which was primarily the result of a net loss of $101.5 million and net changes in working capital of $4.0 million, partially offset by $18.4 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $101.5 million net loss was primarily due abaloparatide-SC and pipeline program development expenses, along with employee compensation and consulting costs incurred to support future regulatory submissions, and preparation for the potential commercial launch of abaloparatide-SC. The $18.4 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $14.7 million, loss on retirement of note payable of $1.6 million and amortization of premiums (discounts) on marketable securities of $1.7 million.
Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $249.0 million, as compared to net cash provided by investing activities of $236.1 million for the year ended December 31, 2016.
The net cash used in investing activities during the year ended December 31, 2017 was primarily a result of $191.4 million of net proceeds received from the sale or maturity of marketable securities, offset by $429.3 million in purchases of marketable securities, an $8.7 million milestone payment, and $2.3 million of purchases of property and equipment. The net cash provided by investing activities during the year ended December 31, 2016 was primarily a result of $260.5 million in purchases of marketable securities and $2.9 million of purchases of property and equipment, offset by $499.6 million of net proceeds received from the sale or maturity of marketable securities.
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
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2017 was $315.7 million, as compared to $2.6 million of net cash provided by financing activities for the year ended December 31, 2016.
Net cash provided by financing activities during the year ended December 31, 2017 consisted of $305.0 million of proceeds received from the issuance of the Convertible Notes, $17.5 million of proceeds as the result of stock option exercises, and $2.6 million of proceeds received from the issuance of stock in connection to the stock purchase plan. These proceeds received were offset by $9.4 million of cash payments for debt issuance costs
 Net cash provided by financing activities during the year ended December 31, 2016 consisted of $2.6 million of proceeds received from the exercise of stock options.
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

Sales of Preferred Stock
We had no sales of preferred stock during the year ended December 31, 2017 and 2016. Through December 31, 2017, we had received aggregate net cash proceeds of $238.2 million from the sale of shares of our preferred stock as follows:

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
Convertible Notes Payable
On August 14, 2017, in a registered underwritten public offering, the Company issued $300.0 million aggregate principal amount of the Convertible Notes. In addition, on September 12, 2017, the Company issued an additional $5.0 million principal amount of Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the Liability and Equity Components of the Convertible Notes by allocating the proceeds between the Liability Component and the Equity Component, due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. In connection with the issuance of the Convertible Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the Liability and Equity Components based on the allocation of the proceeds. Of the total $9.4 million of debt issuance costs, $4.3 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $5.1 million was allocated to the liability component and is now recorded as a reduction of the Convertible

Notes in the Company’s consolidated balance sheet. The portion allocated to the liability component is amortized to interest expense using the effective interest method over seven years.
The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1, beginning on March 1, 2018. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Prior to December 31, 2017, the Convertible Notes were not convertible except in connection with a make whole fundamental change, as defined in the respective indentures. The Convertible Notes will be subject to redemption at our option, on or after September 1, 2021, in whole or in part, if the conditions described below are satisfied. The Convertible Notes will mature on September 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 20.4891 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $48.81 per share of common stock and 6,249,176 shares).
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
Future Financing Needs
We expect to finance the future development costs of our clinical product portfolio with our existing cash and cash equivalents and marketable securities, or through strategic financing opportunities that could include, but are not limited to, collaboration agreements, future offerings of our equity, royalty-based financing arrangements, or the incurrence of debt or convertible debt. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each investigational product candidate, progress on securing third-party collaborators, as well as ongoing assessments of such investigational product candidate's commercial potential and our ability to fund this product development.
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
Our first and only commercial product, TYMLOS, was approved in the U.S. in April 2017. Our ability to successfully commercialize TYMLOS is critical to the execution of our business strategy. in November 2015, we submitted an MAA for abaloparatide-SC to the EMA, which was validated and is currently undergoing active regulatory assessment by the CHMP. In December 2017, the CHMP issued a third Day-180 List of Outstanding Issues. As part of its on-going risk-benefit assessment, the CHMP informed the Company that it intends to refer the MAA to a scientific advisory group for additional advice. We expect that the CHMP may adopt an opinion regarding our MAA during the first half of 2018. The rest of our investigational product candidates are currently in clinical development.
Obtaining approval of an investigational product candidate is an extensive, lengthy, expensive, and uncertain process, and any approval may be delayed, limited or denied for many reasons, including:

•
we may not be able to demonstrate that abaloparatide is safe and effective as a treatment for reduction of fracture risk in postmenopausal women with osteoporosis to the satisfaction of the EMA or other foreign regulatory authorities;

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

•
the FDA or other foreign regulatory authorities may not find the data from preclinical studies and clinical studies sufficient to demonstrate that the investigational product candidate's clinical and other potential benefits outweigh its safety risks;

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
In addition, the FDA or other foreign regulatory authorities may change their approval policies or adopt new regulations. Additional important risks related to the potential approval of our investigational product candidates are discussed in Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.”
Contractual Obligations and Commitments
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. We enter into contracts in the normal course of business for marketing and promotion, commercial related activities, preclinical and clinical research studies, research supplies, and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. In addition, we have certain obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones, such as the start of a clinical trial, filing of an NDA, approval by the FDA, or product launch. The disclosed balances and table below exclude the potential payments we may be required to make under our agreements because the timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by us and therefore, not long-term liabilities. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.
Manufacturing Agreements—In June 2016, the Company entered into a Supply Agreement with Ypsomed AG, pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. The Company has agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years from the earlier of the date of delivery of the first commercial batch of devices after regulatory approval and June 1, 2017, after which, it automatically renews for two-year terms until terminated. The Company will purchase the device subject to minimum annual quantity requirements over the initial three-year term of the agreement. The Company is required to purchase a minimum number of batches for CHF 2.4 million ($2.5 million) through the year ended December 31, 2022.
In June 2016, the Company entered into a Commercial Supply Agreement with Vetter Pharma International GmbH, pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product containing the active pharmaceutical ingredient of abaloparatide, to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. The Company has agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company has agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement has an initial term of five years, which began on January 1, 2016, after which, it automatically renews for two-year terms unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
In July 2016, the Company entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB, as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually, equal to €2.9 million ($3.4 million) per year and $17.2 million in total through the year ended December 31, 2022. The agreement has an initial term of a six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
Operating Lease Agreements—Our contractual obligations result from property leases for office space. However, more information regarding significant contracts and our obligations to make future payments to third parties that become due and payable upon achievement of certain development, regulatory and commercial milestones can be found below under "Research and Development Agreements" and "License Agreement Obligations".
The following table summarizes our contractual lease obligations at December 31, 2017:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$12,062	$2,682	$4,470	$2,067	$2,843
In June 2016, the Massachusetts Life Sciences Center awarded us approximately $0.5 million of tax incentives under its Life Science Tax Incentive Program, which allows us a cash refund equivalent to $0.5 million of state research and development tax credits. We received this payment in the first quarter of 2017. In exchange for these incentives, we hired an incremental 35 employees in Massachusetts and to maintain the additional headcount through at least December 31, 2020. Failure to do so could have resulted in us being required to repay some or all of these incentives. This contingent obligation has not been included in the above table as we cannot estimate if, or when, it will become payable.
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
License Agreement Obligations
TYMLOS (Abaloparatide)
In September 2005, we entered into a license agreement with Ipsen Pharma SAS, as amended, under which we exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan (where the Company has an option to negotiate a co-promotion agreement for abaloparatide-SC)) and France (where our commercialization rights were subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement were met). We believe that Ipsen's co-marketing and co-promotion rights in France have permanently expired. Ipsen also granted us an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen further granted us an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling us to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and France (as discussed above).
In consideration for these rights, the Company made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through December 31, 2017. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $28.7 million). In connection with the FDA's approval of TYMLOS in April 2017, the Company paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which the Company recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The agreement provides that the Company would pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was immaterial for the year ended December 31, 2017. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
Prior to executing the license agreement for abaloparatide with us, Ipsen licensed the Japanese rights for abaloparatide to Teijin Limited, a Japanese pharmaceutical company. Teijin has initiated a Phase 3 clinical study of abaloparatide in Japan for the treatment of postmenopausal osteoporosis.
We are currently in arbitration proceedings with Ipsen in connection with the License Agreement. See “Legal Proceedings” for more information.
Elacestrant (RAD1901)
In June 2006, the Company entered into a license agreement with Eisai Co. Ltd. Under the Eisai Agreement, Eisai granted to the Company an exclusive right and license to research, develop, manufacture and commercialize elacestrant and related products from Eisai in all countries, except Japan. In consideration for the rights to elacestrant, the Company paid Eisai an initial license fee of $0.5 million, which was expensed during 2006. In March 2015, the Company entered into an amendment to the Eisai Agreement in which Eisai granted to the Company the exclusive right and license to research, develop, manufacture and commercialize elacestrant in Japan. In consideration for the rights to elacestrant in Japan, the Company paid Eisai a license fee of $0.4 million upon execution of the Eisai Amendment, which was recognized as research and development expense in 2015. The Eisai Amendment, as amended, also provides for additional payments of up to $22.3 million, payable upon the achievement of certain clinical and regulatory milestones.
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
Duke (RAD1901)
In December 2017, the Company entered into a License Agreement with Duke University (“Duke”) (collectively “Duke License Agreement”) pursuant to which Radius acquired the exclusive worldwide license to certain Duke patents associated with elacestrant (RAD1901) related to the use of elacestrant in the treatment of breast cancer as a monotherapy and in a combination therapy (collectively “Duke Patents”).
In consideration for these rights, the Company incurred non-refundable, non-creditable obligations to pay Duke, totaling $1.3 million, which were expensed as research and development during 2017. The Duke License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones totaling up to $3.8 million. The agreement provides that the Company would pay Duke a fixed low single-digit royalty based on net sales, on a country-by-country basis, beginning in August 2029 and ending upon expiration of the last patent rights to expire.
If the Company sublicenses the Duke Patents to a third party, the agreement provides that the Company will pay Duke a percentage of certain payments received by it from such sublicensee(s). The applicable percentage is in the high single-digit range on certain payments received in excess a pre-specified amount. The License Agreement may be terminated by Duke upon a material uncured breach of the License Agreement. The Company may terminate the License Agreement upon 60 days written notice.
Teijin Limited
In July 2017, the Company entered into a license and development agreement with Teijin (the “Teijin Agreement”) for abaloparatide-SC in Japan.
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
Upon execution of the Teijin Agreement, the transaction price included only the $10.0 million up-front payment owed to the Company. As referenced above, the Company may receive further payments upon the achievement of certain regulatory and sales milestones, totaling up to $40.0 million, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The future regulatory milestone, which represents variable consideration that was evaluated under the most likely amount method, has not been included in the transaction price, because the amount was fully constrained as of December 31, 2017. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestone is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Teijin, will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Teijin and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
Net Operating Loss Carryforwards
As of December 31, 2017, we had federal and state net operating loss carryforwards of approximately $751.7 million and $669.3 million, respectively, the use of which may be limited, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2036.
Under Section 382 of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. The private placements and other transactions that have occurred since our inception, may have triggered an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of prior private placements, sales of common stock by our existing stockholders or additional sales of common stock by us, could have a material adverse effect on our results of operations in future years. We have completed studies through December 31, 2015, to determine whether any ownership change has occurred since our formation and have determined that transactions have resulted in two ownership changes, as defined under Section 382. There could be additional ownership changes in the future that could further limit the amount of net operating loss and tax credit carryforwards that we can utilize.
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
We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash, cash equivalents and short-term marketable securities of $430.3 million, consisting of cash, money market funds, domestic corporate debt securities, domestic corporate commercial paper, and asset-backed securities. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. As of December 31, 2017, we do not have any hard to value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
FINANCIAL STATEMENTS
Radius Health, Inc.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Radius Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Radius Health, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Boston, Massachusetts
March 1, 2018

Radius Health, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$118,564	$258,567
Restricted cash	55	47
Marketable securities	134,714	73,880
Accounts receivable, net	4,441	—
Inventory	4,366	—
Prepaid expenses	5,175	1,486
Other current assets	2,191	829
Total current assets	269,506	334,809
Investments	176,978	—
Property and equipment, net	6,195	4,922
Intangible assets	8,180	—
Other assets	799	551
Total assets	$461,658	$340,282
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,915	$6,128
Accrued expenses and other current liabilities	49,512	26,597
Total current liabilities	53,427	32,725
Other non-current liabilities	189	379
Notes payable	166,006	—
Total liabilities	$219,622	$33,104
Commitments and contingencies
Stockholders' equity:
Common stock, $.0001 par value; 200,000,000 shares authorized, 44,616,586 shares and 43,141,134 shares issued and outstanding at December 31, 2017 and 2016, respectively	4	4
Additional paid-in-capital	1,124,630	935,671
Accumulated other comprehensive income (loss)	(314)	71
Accumulated deficit	(882,284)	(628,568)
Total stockholders' equity	242,036	307,178
Total liabilities and stockholders' equity	$461,658	$340,282

See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	December 31,
	2017	2016	2015
REVENUES:
Product revenue, net	$12,112	$—	$—
License revenue	10,000	—	—
OPERATING EXPENSES:
Cost of sales - product	932	—	—
Cost of sales - intangible amortization	400	—	—
Research and development	83,076	107,406	68,280
Selling, general and administrative	186,677	77,542	30,797
Loss from operations	(248,973)	(184,948)	(99,077)
OTHER (EXPENSE) INCOME:
Other (expense), net	(192)	(293)	(35)
Loss on retirement of note payable	—	—	(1,572)
Interest income	3,226	2,437	1,043
Interest expense	(8,298)	—	(1,885)
NET LOSS	$(254,237)	$(182,804)	$(101,526)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized gain (loss) from available-for-sale securities	(385)	66	26
COMPREHENSIVE LOSS	$(254,622)	$(182,738)	$(101,500)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED (Note 13)	$(254,237)	$(182,804)	$(101,526)
LOSS PER SHARE:
Basic and diluted	$(5.80)	$(4.24)	$(2.56)
WEIGHTED AVERAGE SHARES:
Basic and diluted	43,804,660	43,067,952	39,643,099
See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share amounts)
See accompanying notes to consolidated financial statements.

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2014	32,924,535	$3	$407,720	$(21)	$(344,238)	$63,464
Net loss					(101,526)	(101,526)
Unrealized loss from available-for-sale securities				26		26
Exercise of warrants	529,862					—
Exercise of options	267,684		2,337			2,337
Share-based compensation expense			14,734			14,734
Issuance of common stock, net	9,262,162	1	482,249			482,250
December 31, 2015	42,984,243	$4	$907,040	$5	$(445,764)	$461,285
Net loss					(182,804)	(182,804)
Unrealized gain from available-for-sale securities				66		66
Exercise of warrants	19,172					—
Exercise of options	137,719		2,573			2,573
Share-based compensation expense			26,058			26,058
December 31, 2016	43,141,134	$4	$935,671	$71	$(628,568)	$307,178
ASU 2016-09 adoption			(521)		521	—
Net loss					(254,237)	(254,237)
Unrealized gain from available-for-sale securities				(385)		(385)
Vesting of restricted shares	14,052					—
Exercise of options	1,385,120		17,477			17,477
Share-based compensation expense related to share-based awards for employee stock purchase plan			1,164			1,164
Issuance of common stock upon purchase by employee stock purchase plan	76,280		2,550			2,550
Equity component of 2024 Notes			138,707			138,707
Equity component of deferred financing costs for 2024 Notes			(4,257)			(4,257)
Share-based compensation expense			33,839			33,839
Balance at December 31, 2017	44,616,586	$4	$1,124,630	$(314)	$(882,284)	$242,036
   See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(254,237)	$(182,804)	$(101,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,951	586	176
Amortization of premium (accretion of discount) marketable securities, net	(264)	791	1,714
Stock-based compensation expense	35,003	26,058	14,734
Amortization of debt discount and issuance costs	4,816	—	183
Loss on retirement of note payable	—	—	1,572
Changes in operating assets and liabilities:
Inventory	(4,366)	—	—
Trade receivables, net	(4,441)	—	—
Prepaid expenses	(3,689)	(342)	(1,157)
Other current assets	(1,362)	4,949	(3,757)
Other long-term assets	(256)	(291)	(108)
Accounts payable	(2,213)	(100)	3,936
Accrued expenses and other current liabilities	22,563	11,349	(2,870)
Other non-current liabilities	(190)	—	—
Net cash used in operating activities	(206,685)	(139,804)	(87,103)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(2,341)	(2,936)	(1,231)
Payment of milestone related to intangible asset	(8,712)	—	—
Purchases of marketable securities	(429,296)	(260,547)	(579,088)
Sales and maturities of marketable securities	191,363	499,603	340,497
Net cash (used in) provided by investing activities	(248,986)	236,120	(239,822)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17,478	2,573	2,337
Proceeds from issuance of convertible notes	305,000	—	—
Proceeds from issuance of common stock, net	—	—	482,250
Deferred financing costs	(9,360)	—	—
Payments on note payable	—	—	(25,000)
Fee for early prepayment of note payable	—	—	(1,502)
Proceeds from employee stock purchase plan	2,550	—	—
Net cash provided by financing activities	315,668	2,573	458,085
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(140,003)	98,889	131,160
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	258,567	159,678	28,518
CASH AND CASH EQUIVALENTS AT END OF YEAR	$118,564	$258,567	$159,678
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—	$1,490
Property and equipment purchases in accrued expense	$352	$675	$—

See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
Radius Health, Inc. ("Radius" or the "Company") is a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics in the areas of osteoporosis and oncology. In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration ("FDA") for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. The Company’s European Marketing Authorisation Application (“MAA”) for abaloparatide-SC is under review by the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and the Company expects an opinion from the CHMP regarding the MAA during the first half of 2018. The Company is developing an abaloparatide transdermal patch, or abaloparatide-patch, for potential use in the treatment of postmenopausal women with osteoporosis. The Company is also developing our investigational product candidate, elacestrant ("RAD1901"), a selective estrogen receptor degrader (“SERD”), for potential use in the treatment of hormone-receptor positive breast cancer. The Company developing our internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator ("SARM") for potential use in the treatment of hormone-receptor positive breast cancer.
The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approvals to market its investigational product candidates, market acceptance of the Company's investigational product candidates following receipt of regulatory approval, competition for its investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company's future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of December 31, 2017, the Company had an accumulated deficit of $882.3 million, and total cash, cash equivalents, marketable securities, and investments of $430.3 million.
Based upon its cash, cash equivalents, marketable securities, and investments balance as of December 31, 2017, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational products that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital to fund its development plans, U.S. commercial scale-up and other operational activities, for not less than twelve months from the date of this filing. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents, marketable securities, and investments, or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.
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
Cash Equivalents—The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Money market funds represents a majority of the cash equivalents balance at December 31, 2017 and 2016.
Accounts Receivable—Accounts receivable primarily relates to amounts due from customers. Accounts receivable are typically due within 31 days. The Company analyzes accounts that are past due for collectability. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for doubtful accounts is not deemed necessary at December 31, 2017.
Marketable Securities—All investment instruments with an original maturity date, when purchased, in excess of three months have been classified as current marketable securities. The Company classifies securities that are available to fund current operations as current assets. These marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are included within other comprehensive (loss) income within stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the years ended December 31, 2017 and 2016.
Fair Value Measurements—Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants. Authoritative guidance specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). The fair value hierarchy consists of three levels:
Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, items may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued.
Some assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis. The Company records the fair value of long-lived assets and other intangible assets on a nonrecurring basis. The carrying amounts of current financial instruments, which include accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments. The fair value of notes payable is determined based upon data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments.
The Company reviews the carrying value of long-lived assets and other intangible assets on an annual basis or whenever events or changes in circumstances indicate the fair value of the asset is below its carrying amount. Fair value is determined using various valuation techniques, including discounted cash flows, market-related multiples, and recently reported transactions for similar assets in the market place.
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
The Company is also subject to credit risk from its accounts receivable related to its product sales. As part of its credit management policy, the Company performs ongoing credit evaluations of its customers, and the Company has not required collateral from any customer.

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
Licensing Agreements—Costs associated with licensing early-stage technologies are expensed as incurred and are included in research and development expenses.
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
Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns the Company has recorded a full valuation allowance against otherwise realizable net deferred tax assets as of December 31, 2017 and 2016.
Stock-Based Compensation-Options—The Company measures stock-based compensation cost at the accounting measurement date based on the fair value of the option and recognizes the expense related to awards to employees on a straight-line basis over the requisite service period of the option, which is typically the vesting period.
The Company estimates the fair value of each option using the Black-Scholes option pricing model that considers the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option. Due to the limited trading history of the Company's common stock since its initial public offering in June 2014, the Company uses the simplified method described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, to determine the expected life of the option grants. The estimate of expected volatility is based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option's expected term. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Accordingly, it uses an expected dividend yield of zero. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant valuation for a period commensurate with the option's expected term. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence the related compensation expense.
Stock-based compensation expense recognized for options granted to consultants is also based upon the fair value of the options issued, as determined by the Black-Scholes option pricing model. However, the unvested portion of such option grants is re-measured at each reporting period, until such time as the option is fully vested.

Stock-Based Compensation-Performance Units—The Company measures stock-based compensation cost at the accounting measurement date based on the fair value of the performance unit grant and recognizes the expense over the derived service period of the performance units.
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
If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the twelve months ended December 31, 2017.
Reserves for Variable Consideration— Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, third-party payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.
The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period, for the estimates detailed below, as of December 31, 2017 and, therefore, the transaction price was not reduced further during the twelve months ended December 31, 2017. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances— The Company generally provides Customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2017, as well as a reduction to trade receivables, net on the consolidated balance sheets.
Product Returns— Consistent with industry practice, the Company generally offers Customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to trade receivables, net on the consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has received an immaterial amount of returns to date and believes that returns of product in future periods will be minimal.
The Company’s limited right of return policy allows for eligible returns of TYMLOS in the following circumstances:

•	Shipment errors that were the result of an error by the Company;

•	Quantity delivered that is greater than the quantity ordered;

•	Product distributed by the Company that is damaged in transit prior to receipt by the customer;

•
Expired product, previously purchased directly from the Company, that is returned during the period beginning six months prior to the product’s expiration date and ending twelve months after the product’s expiration date;

•	Product subject to a recall; and

•	Product that the Company, at its sole discretion, has specified to be returned.
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
Government Rebates— The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.
Payor Rebates— The Company contracts with certain third-party payors, primarily health insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Incentives— Other incentives which the Company offers include voluntary patient assistance programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
Product Revenue Reserves and Allowances— Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the consolidated balance sheets. Government and other rebates are recoded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
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
Shipping and handling costs for product shipments are recorded as incurred in cost of product revenues along with costs associated with manufacturing the product and any inventory write-downs.
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
The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.
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
Comprehensive Income (Loss)—Comprehensive income (loss) refers to revenues, expenses, gains and losses that are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive (loss) income is comprised of unrealized gains (losses) on its available-for-sale marketable securities.
Accounting Standards Updates—Recently Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement). ASU 2015-05 provides guidance to Subtopic 350-40 to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments under ASU 2015-15 are effective for annual fiscal period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. The adoption of ASU 2015-05 on a prospective basis did not have a material impact on the Company's results of operations, financial position or cash flows.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 applies only to inventory for which cost is determined by methods other than last in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was effective for us beginning in the second quarter of 2017. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). Under the new guidance, companies are required to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances will also be classified as noncurrent. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company adopted this standard in the first quarter of 2017 and it did not have a material impact on its financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This revised standard affects the accounting for forfeitures, cash flow presentation and income taxes. Specifically, this standard provides an accounting policy election to account for forfeitures as they occur, requires all excess tax benefits and deficiencies on share-based payment awards to be recognized as income tax expense or benefit in the statement of operations, requires the tax effects of exercised or vested awards be treated as discrete items in the reporting period in which they occur, and requires that excess tax benefits to be classified with other income tax cash flows as an operating activity. The standard permits early adoption in any annual or interim period and will be applied by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.
Historically, the Company recognized stock-based compensation net of estimated forfeitures over the vesting period of the respective grant. Effective January 1, 2017, the Company adopted ASU 2016-09 and changed its accounting policy to recognize forfeitures as they occur. The new forfeiture policy election was adopted using a modified retrospective approach with a cumulative effect adjustment of approximately $0.5 million to retained earnings as of January 1, 2017. In addition, the Company recognized $6.1 million of accumulated excess tax benefits as deferred tax assets that under the previous guidance could not be recognized until the benefits were realized through a reduction in cash taxes paid. This part of the guidance was applied using a modified retrospective method by means of a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits as of the beginning of the fiscal year in which the guidance is adopted. However, given the full valuation allowance placed on the additional $6.1 million of deferred tax assets, the recognition upon adoption had no impact to our accumulated deficit as of January 1, 2017. The adoption of ASU 2016-09 effective January 1, 2017 had no other material impacts on the Company’s results of operations, financial position, or its cash flows.
Accounting Standards Updates—Recently Issued

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification (“ASC”) Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Statements ("ASU 2016-13"). ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have contractual right to receive cash. ASU 2016-13 requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented at the net amount expected to be collected using an allowance for credit losses valuation account. ASU 2016-13 requires that credit losses relating to available-for-sale debt securities should be limited by the amount which the fair value is below amortized cost. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its results of operations, financial position or cash flows.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash ("ASU 2016-18"). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.
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

3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	December 31, 2017
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$73,302	$—	$—	$73,302
Money market	325	—	—	325
Domestic corporate commercial paper	44,937	—	—	44,937
Total	$118,564	$—	$—	$118,564
Marketable securities:
Domestic corporate debt securities	$207,320	$1	$(235)	$207,086
Domestic corporate commercial paper	29,844	—	(7)	29,837
Agency bonds	74,842	—	(73)	74,769
Total	$312,006	$1	$(315)	$311,692

	December 31, 2016
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$77,443	$—	$—	$77,443
Money market funds	173,631	—	—	173,631
Domestic corporate commercial paper	5,487	—	—	5,487
Domestic corporate debt securities	2,006	—	—	2,006
Total	$258,567	$—	$—	$258,567
Marketable securities:
Domestic corporate debt securities	$19,317	$—	$(2)	$19,315
Domestic corporate commercial paper	31,852	78	—	31,930
Asset-backed securities	22,639	—	(4)	22,635
Total	$73,808	$78	$(6)	$73,880
There were no debt securities that had been in an unrealized loss position for more than 12 months as of December 31, 2017 or December 31, 2016. There were 38 debt securities in an unrealized loss position for less than 12 months at December 31, 2017 and there were 13 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2016. The aggregate unrealized loss on these securities as of December 31, 2017 and 2016 was approximately $315 thousand and $6 thousand, respectively, and the fair value was $299.2 million and $35.7 million, respectively. The Company considered the decline in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2017 and 2016.
As of December 31, 2017, marketable securities consisted of investments that mature within one year, with the exception of certain corporate debt securities and agency bonds, which have maturities within 2 years and an aggregate fair value of $177.0 million.
4. Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016 (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$73,302	$—	$—	$73,302
Money market funds (1)	325	—	—	325
Domestic corporate commercial paper (2)	—	44,937	—	44,937
Total	$73,627	$44,937	$—	$118,564
Marketable Securities
Domestic corporate debt securities (2)	$—	$207,086	$—	$207,086
Domestic corporate commercial paper (2)	—	29,837	—	29,837
Asset-backed securities (2)	—	74,769	—	74,769
Total	$—	$311,692	$—	$311,692

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$77,443	$—	$—	$77,443
Money market funds (1)	173,631	—	—	173,631
Domestic corporate commercial paper (2)	—	5,487	—	5,487
Domestic corporate debt securities (2)	—	2,006	—	2,006
Total	$251,074	$7,493	$—	$258,567
Marketable securities:
Domestic corporate debt securities (2)	$—	$19,315	$—	$19,315
Domestic corporate commercial paper (2)	—	31,930	—	31,930
Asset-backed securities (2)	—	22,635	—	22,635
Total	$—	$73,880	$—	$73,880
_______________________________________________________________________________

(1)	Fair value is based upon quoted market prices.

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

Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. During the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2.
5. Inventory
Inventory consists of the following at December 31, 2017 (in thousands):

	December 31, 2017	December 31, 2016
Raw materials	$3,852	$—
Work in process	313	—
Finished goods	201	—
Total inventories	$4,366	$—
Inventory acquired prior to receipt of the marketing approval for TYMLOS, totaling approximately $1.6 million, was expensed as research and development expense as incurred. The Company began to capitalize the costs associated with the production of TYMLOS upon receipt of FDA approval on April 28, 2017.
Finished goods manufactured by the Company have a 30-month shelf life from date of manufacture.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (In Years)	December 31,
		2017	2016
Furniture and fixtures, lab and office equipment	5	$1,145	$901
Computer equipment and software	3	3,602	1,412
Manufacturing equipment	10	1,617	1,209
Leasehold improvements	Shorter of useful life or remaining lease term	1,847	1,253
Construction in progress	-	326	1,078
		8,537	5,853
Less: accumulated depreciation		(2,342)	(931)
Property and equipment, net		$6,195	$4,922
The Company performed a qualitative impairment analysis to determine if any of the assets displayed indicators of impairment that would trigger the need for further analysis. As a result of the qualitative assessment, the Company concluded that there were no indicators of impairment for any property and equipment assets as of December 31, 2017. Depreciation expense related to property and equipment was approximately $1.4 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively.
7. Intangible Assets
The following table presents intangible assets as of December 31, 2017 (in thousands):

	December 31, 2017	Estimated useful life (years)
Acquired and in-licensed rights	$8,712	11
Less: accumulated amortization	(532)
Total intangible asset, net	$8,180
The increase in acquired and in-licensed rights as of December 31, 2017 was due to the milestone of €8.0 million (approximately $8.7 million) paid to Ipsen, which was triggered by the FDA approval of TYMLOS on April 28, 2017.
The Company recorded approximately $0.5 million in amortization expense related to intangible assets, using the straight-line methodology which is considered the best estimate of economic benefit, during the twelve months ended December 31, 2017. Estimated future amortization expense for intangible assets as of December 31, 2017 is approximately $0.8 million per year thereafter.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Commercial costs	$14,300	$—
Research costs	8,406	9,632
Payroll and employee benefits	16,934	9,338
Interest	3,482	—
Professional fees	6,295	7,532
Other current liabilities	95	95
Total accrued expenses and other current liabilities	$49,512	$26,597
9. Notes Payable
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
Convertible Notes Payable
On August 14, 2017, in a registered underwritten public offering, the Company issued $300.0 million aggregate principal amount of the Convertible Notes. In addition, on September 12, 2017, the Company issued an additional $5.0 million principal amount of Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the Liability and Equity Components of the Convertible Notes by allocating the proceeds between the Liability Component and the Equity Component, due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. In connection with the issuance of the Convertible Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the Liability and Equity Components based on the allocation of the proceeds. Of the total $9.4 million of debt issuance costs, $4.3 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $5.1 million was allocated to the liability component and is now recorded as a reduction of the Convertible Notes in the Company’s consolidated balance sheet. The portion allocated to the liability component is amortized to interest expense using the effective interest method over seven years.
The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1, beginning on March 1, 2018. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Prior to December 31, 2017, the Convertible Notes were not convertible except in connection with a make whole fundamental change, as defined in the respective indentures. The Convertible Notes will be subject to redemption at our option, on or after September 1, 2021, in whole or in part, if the conditions described below are satisfied. The Convertible Notes will mature on September 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 20.4891 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $48.81 per share of common stock and 6,249,176 shares).
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
Prior to September 1, 2021, the Company may not redeem the Convertible Notes. On or after September 1, 2021, the Company may redeem for cash all or part of the Convertible Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading day period ending within 5 trading days prior to the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, calling any Convertible Note for redemption will constitute a make-whole fundamental change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note, if it is converted in connection with the redemption, will be increased in certain circumstances.
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
The outstanding balances of the Convertible Notes as of December 31, 2017 consisted of the following (in thousands):

2024 Convertible Notes
Liability component:
Principal	$305,000
Less: debt discount and issuance costs, net	(138,994)
Net carrying amount	$166,006

Equity component:	$134,450

The Company determined the expected life of the Convertible Notes was equal to its seven-year term. The effective interest rate on the Liability Components of the Convertible Notes for the period from the date of issuance through December 31, 2017 was 13.04%. As of December 31, 2017, the "if-converted value" did not exceed the remaining principal amount of the Convertible Notes. The fair values of the 3% Convertible Senior Notes due September 1, 2024 are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these convertible senior notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of December 31, 2017 was approximately $308.5 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the twelve months ended December 31, 2017 (in thousands):

Twelve Months Ended December 31, 2017
2017
Contractual interest expense	$3,482
Amortization of debt discount	4,641
Amortization of debt issuance	175
Total interest expense	$8,298
Future minimum payments on our long-term debt as of December 31, 2017 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2018	$9,582
2019	9,150
2020	9,150
2021	9,150
2022 and thereafter	332,450
Total minimum payments	$369,482
Less: interest	(64,482)
Less: unamortized discount	(138,994)
Less: current portion	—
Long Term Debt	$166,006
10. Stockholders' Equity and Convertible Preferred Stock
Common Stock
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
Warrants

At December 31, 2017 and 2016, the company had outstanding warrants to purchase 605,415 and 630,444 shares of the Company's common stock, respectively, at prices ranging from $14.00 to $16.97 per share. The warrants became exercisable at various dates between 2011 and 2014 and expire at various dates through 2019.
11. Employee Stock Benefit Plans
Summary of Stock-based Compensation Plans
The Company has the following stock-based compensation plans as of December 31, 2017, under which equity awards have been granted to employees, directors and consultants:

•	2003 Long-Term Incentive Plan; and

•	2011 Equity Incentive Plan.
The Company's 2011 Equity Incentive Plan replaced the Company's 2003 Long-Term Incentive Plan when the Company's board of directors approved the new plan on November 7, 2011. As of December 31, 2017, an aggregate of approximately 9,860,000 shares have been authorized for issuance under the Company's stock-based compensation plans, with approximately 5,648,000 options outstanding. The number of common shares available for granting of future awards under these plans was approximately 2,688,000 at December 31, 2017.
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
The Company granted inducement stock option awards to purchase the Company's common stock to certain new non-executive employees on March 7, 2016, March 28, 2016, and May 8, 2016. Inducement stock option awards to purchase the Company's common stock were also granted to new executive officers of the Company on May 15, 2017, July 17, 2017, and November 27, 2017. The total inducement stock options issued were 341,450 with exercise prices ranging between $30.25 to $33.49 per option in 2016 and 490,000 with exercise prices ranging between $27.80 to $42.97 per option in 2017. Each inducement option award vests 25% on the first anniversary of the employee's hire date, with the remaining 75% to vest in monthly installments over the three years thereafter and has a 10-year term. These inducement stock options were granted pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules for equity grants to induce the new employees to enter into employment with the Company.
2016 Employee Stock Purchase Plan
Eligible employees may participate in the Company's 2016 Employee Stock Purchase Plan with purchases occurring semiannually on February 28 and August 31. Under this plan, participants may purchase common stock of the Company at the end of a predetermined six-month offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. Shares are purchased through payroll deductions of up to 25% of each participating employee's annual compensation over the course of the six-month offering period, subject to certain limitations. The current plan allows for the issuance of 1,290,594 shares of common stock to eligible employees. At December 31, 2017, there were 1,214,314 shares available for future sale to employees under this plan. As of December 31, 2017, the Company recorded a liability of $1.3 million related to employee withholdings under this plan.
Options—The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its employee stock options. The weighted-average grant-date fair value per share of options granted during 2017, 2016, and 2015 was $22.74, $19.79, and $30.52 respectively. The weighted-average assumptions used in the Black-Scholes option-pricing model were as follows:

	Years Ended December 31,
	2017	2016	2015
Expected term (years)	6.02	5.95	6.08
Volatility	57%	55%	55%
Expected dividend yield	0%	0%	0%
Risk-free interest rates	2.01%	1.91%	1.72%
A summary of stock option activity for the year ended December 31, 2017 is as follows (in thousands, except for per share and weighted-average contractual life amounts):

	Shares	Weighted-Average Exercise Price (in dollars per share)	Weighted-Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	6,374	$31.60
Granted	2,094	42.82
Exercised	(1,385)	12.62
Canceled	(1,340)	41.22
Expired	(95)	57.56
Options outstanding at December 31, 2017	5,648	$37.71	7.03	$23,150
Options exercisable at December 31, 2017	2,934	$33.23	5.44	$21,365
The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2017 and 2016 was $33.1 million and $3.7 million, respectively.
As of December 31, 2017, there was approximately $51.1 million of total unrecognized compensation expense related to unvested option-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3 years.
Restricted Stock Units—In April 2016, the Company awarded 58,500 restricted stock units ("RSUs") to employees at an average grant date fair value of $33.03 per RSU. In the year ended December 31, 2017, the Company awarded 137,000 restricted stock units ("RSUs") to employees at an average grant date fair value of $38.62 per RSU. Each RSU entitles the holder to receive one share of the Company's common stock if and when the RSU vests. The RSUs vest in 4 substantially equal installments on each of the first 4 anniversaries of the vesting commencement date, subject to the employee's continued employment with, or services to, the Company on such vesting date. Compensation expense is recognized on a straight-line basis.
A summary of RSU activity during the year ended December 31, 2017 is as follows (in thousands, except for per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding at December 31, 2016	57	$33.03
Granted	137	38.62
Vested	(14)	33.03
Forfeited	(33)	40.04
RSUs Outstanding at December 31, 2017	147	$36.69
As of December 31, 2017, there was approximately $4.5 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3 years.
The following table summarizes stock-based compensation expense by financial statement line (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$14,699	$11,190	$7,864
General and administrative	20,304	14,868	6,870
Share-based compensation expense included in operating expenses	$35,003	$26,058	$14,734
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
There were no PU's granted during the years ended December 31, 2017 and 2016. The weighted-average grant-date fair value per unit of PUs granted during the year ended December 31, 2015 was $49.59, which was calculated using a Monte Carlo simulation analysis performed by an independent valuation firm. This valuation methodology utilizes several key assumptions including the forecasted stock price, stock price volatility, risk-free rate as of valuation date, stock price as of grant date, and the trigger for the performance condition to be met.
A summary of PSU activity during the year ended December 31, 2017 is as follows (in thousands, except for per share amounts):

	PSUs	Weighted-Average Grant Date Fair Value (in dollars per share)
PSUs Outstanding at December 31, 2016	25	$49.59
Granted	—	—
Vested	—	—
Forfeited	(25)	49.59
PSUs Outstanding at December 31, 2017	—	$—
As of December 31, 2017, there was no unrecognized compensation expense related to unvested PUs to be recognized in future periods.
12. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to Customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the twelve months ended December 31, 2017 (in thousands):

	Chargebacks, Discounts, and Fees	Government and Other Rebates	Returns	Total
Beginning balance at December 31, 2016	$—	$—	$—	$—
Provision related to sales in the current year, net of credits and payments	1,986	1,231	421	3,638
Ending balance at December 31, 2017	$1,986	$1,231	$421	$3,638
Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the consolidated balance sheets. Government and other rebates are recoded as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Credits and payments for the twelve months ended December 31, 2017 are not significant.
13. Net Loss Per Share
Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(254,237)	$(182,804)	$(101,526)
Loss attributable to common stockholders—basic	(254,237)	(182,804)	(101,526)
Effect of dilutive convertible preferred stock	—	—	—
Loss attributable to common stockholders—diluted	$(254,237)	$(182,804)	$(101,526)
Denominator:
Weighted-average number of common shares used in loss per share— basic and diluted	43,804,660	43,067,952	39,643,099
Loss per share—basic and diluted	$(5.80)	$(4.24)	$(2.56)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the years ended December 31, 2017, 2016, and 2015 all of the Company's classes of convertible preferred stock, options to purchase common stock, warrants and performance units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Year Ended December 31
	2017	2016	2015
Convertible preferred stock	—	—	—
Options to purchase common stock	5,647,895	6,373,542	4,408,369
Warrants	605,415	605,415	631,587
Restricted Stock Units	146,451	56,250	—
14. License Agreements
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
In consideration for these rights, the Company made nonrefundable, non-creditable payments in aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through December 31, 2017. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement is €24.0 million (approximately $28.7 million). In connection with the FDA's approval of TYMLOS in April 2017, the Company paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which the Company recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The agreement provides that the Company would pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was $0.6 million for the year ended December 31, 2017. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Eisai Co. Ltd.
In June 2006, the Company entered into a license agreement (the "Eisai Agreement"), with Eisai Co. Ltd., ("Eisai"). Under the Eisai Agreement, Eisai granted to the Company an exclusive right and license to research, develop, manufacture and commercialize elacestrant and related products from Eisai in all countries, except Japan. In consideration for the rights to elacestrant, the Company paid Eisai an initial license fee of $0.5 million, which was expensed during 2006. In March 2015, the Company entered into an amendment to the Eisai Agreement (the "Eisai Amendment") in which Eisai granted to the Company the exclusive right and license to research, develop, manufacture and commercialize elacestrant in Japan. In consideration for the rights to elacestrant in Japan, the Company paid Eisai a license fee of $0.4 million upon execution of the Eisai Amendment, which was recognized as research and development expense in 2015. The Eisai Amendment, as amended, also provides for additional payments of up to $22.3 million, payable upon the achievement of certain clinical and regulatory milestones.
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

Duke
In December 2017, the Company entered into a License Agreement with Duke University (“Duke”) (collectively “Duke License Agreement”) pursuant to which Radius acquired the exclusive worldwide license to certain Duke patents associated with elacestrant (RAD1901) related to the use of elacestrant in the treatment of breast cancer as a monotherapy and in a combination therapy (collectively “Duke Patents”).
In consideration for these rights, the Company incurred non-refundable, non-creditable obligations to pay Duke, totaling $1.3 million, which were expensed as research and development during 2017. The Duke License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones totaling up to $3.8 million. The agreement provides that the Company would pay Duke a fixed low single-digit royalty based on net sales, on a country-by-country basis, beginning in August 2029 and ending upon expiration of the last patent rights to expire.
If the Company sublicenses the Duke Patents to a third party, the agreement provides that the Company will pay Duke a percentage of certain payments received by it from such sublicensee(s). The applicable percentage is in the high single-digit range on certain payments received in excess a pre-specified amount. The License Agreement may be terminated by Duke upon a material uncured breach of the License Agreement. The Company may terminate the License Agreement upon 60 days written notice.
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
Pursuant to the Teijin Agreement, the parties may further collaborate on new indications for abaloparatide-SC, and the Company also maintains full global rights to its development program for abaloparatide-patch, which is not part of the Teijin Agreement.
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
The Company further determined that the up-front payment of $10.0 million constituted the entirety of the consideration to be included in the transaction price, which was allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. For the commercialization and manufacturing licenses, including the right of reference to certain regulatory information, the stand-alone selling price was calculated using the expected cost approach by leveraging the direct costs incurred by the Company in its recently completed ACTIVExtend Phase 3 clinical trial for abaloparatide-SC, plus an estimated inflation rate. The stand-alone selling price of the transfer of manufacturing know-how was computed using a cost-plus margin approach reflecting the level of effort required, which can be reasonably estimated to be incurred over the performance period, multiplied by a fully-burdened internal labor rate plus an expected margin. Based on the estimates of the stand-alone selling prices for each of the performance obligations, as referenced above, the Company determined that substantially all of the $10.0 million transaction price should be allocated to the performance obligation for the commercialization and manufacturing licenses, including the right of reference to certain regulatory information. The consideration allocated to the performance obligation for the transfer of manufacturing know-how was immaterial. The Company believes that a change in the assumptions used to determine its best estimate of the selling price for the commercialization and manufacturing licenses, including the right of reference to certain regulatory information, would not have a significant effect on the allocation of the underlying consideration to the performance obligations.
Upon execution of the Teijin Agreement, the transaction price included only the $10.0 million up-front payment owed to the Company. As referenced above, the Company may receive further payments upon the achievement of certain regulatory and sales milestones, totaling up to $40.0 million, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The future regulatory milestone, which represents variable consideration that was evaluated under the most likely amount method, has not been included in the transaction price, because the amount was fully constrained as of December 31, 2017. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestone is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Teijin, will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Teijin and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
During the year ended December 31, 2017, the Company recognized $10.0 million of license revenue, as it had satisfied its promises under the performance obligation for the commercialization and manufacturing licenses, including the right of reference to certain regulatory information, by transferring them at a point in time during the year.
15. Research Agreements
Abaloparatide-SC Phase 3 Clinical Trial
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
Payments in cash to be made to Nordic for the services related to the Extension Study and Second Extension are denominated in both euros and U.S. dollars and total up to €11.9 million (approximately $12.5 million) and $1.1 million, respectively. As of December 31, 2017, the last patient's final visit in the Second Extension had occurred and all obligations due to Nordic in relation to the Extension Study have been paid.
16. Income Taxes
For the year ended December 31, 2017, 2016, and 2015 no income tax expense was recorded due to the Company’s net operating losses (NOLs) and full valuation allowance.
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax benefit using U.S. federal statutory rate	$(86,426)	$(62,141)	$(34,391)
State income taxes, net of federal benefit	(22,148)	(5,236)	(4,434)
Stock-based compensation	(5,909)	1,585	752
Research and development tax credits	(2,468)	(2,794)	(1,469)
Effect of federal tax law change	82,767	—	—
Other adjustments - ASU 2016-09 adoption	6,135	—	—
Change in the valuation allowance	(19,198)	48,096	39,291
Convertible note	47,016	—	—
Permanent items	543	53	26
Other	(312)	1,371	225
Expiring NOLs and credits - 382 Limitation	—	19,066	—
Income tax expense	$—	$—	$—
The Company is subject to Massachusetts net worth taxes, not based on income, which is largely offset by allowable tax credits and recorded as a component of operating expenses.
The principal components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
NOL carryforwards	$207,620	$193,436
Capitalized research and development	1,411	1,970
Research and development credits	5,313	4,525
Depreciation	37	—
Accrued expenses	3,846	3,109
Stock-based compensation	15,040	14,903
UNICAP	234	—
Allowance for bad debt	346	—
Other	91	55
Gross non-current deferred tax assets	233,938	217,825
Valuation allowance	(233,938)	(217,825)
Net non-current deferred tax assets	$—	$—
Deferred tax liabilities:
Depreciation	$—	$(173)
Convertible debt	(35,311)	—
Gross non-current deferred tax liabilities	(35,311)	(173)
Valuation allowance	35,311	173
Net non-current deferred tax liabilities	$—	$—

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

The Company has recorded a valuation allowance against its deferred tax assets in each of the years ended December 31, 2017, 2016, and 2015, because the Company's management believes that it is more likely than not that these assets will not be realized. The increase in the valuation allowance in 2017 primarily relates to the net loss incurred by the Company.
As of December 31, 2017, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $751.7 million and $669.3 million, respectively, which may be used to offset future taxable income.
As of December 31, 2017, the Company also had federal and state tax credits of $4.4 million and $1.2 million, respectively, to offset future tax liabilities. The federal general business and state research and development tax credits will expire at various dates through 2037.  During 2017, a formal study was conducted to document the qualified research activities of the Company for the years ended December 31, 2014 through December 31, 2016.  The study resulted in $0.2 million of additional tax credit carryforward which has been fully offset by a valuation allowance.
The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. Upon adoption of this standard on January 1, 2017, the Company has recognized their previously unrecognized excess tax benefits, which resulted in a cumulative-effect increase of $6.1 million to their deferred tax assets along with an increase to the corresponding valuation allowance against these deferred tax assets. At December 31, 2016, $16.1 million of the federal and state NOL carryforwards relate to excess stock-based compensation tax benefits.
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2017, the unrecognized tax benefit was $1.3 million which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Uncertain Tax Position
Balance at December 31, 2016	$(78)
Decreases related to prior year tax positions	(2,042)
Increases related to prior year tax positions	2,120
Decreases related to current year tax positions	—
Increases related to current year tax positions	1,263
Ending uncertain tax benefits	$1,263
In 2016, we completed an evaluation of our tax attributes through December 31, 2015 as outlined under Section 382 of the Internal Revenue Code, which resulted in a reduction of our NOL and credit carryforwards. We have adjusted our NOL and credit carryforwards, and the related valuation allowance, according to the results of this evaluation.
The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. Generally, the tax years 2014 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.
No interest or penalties have been recorded for the years ended December 31, 2017, 2016, or 2015. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.  The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. Among other changes, the Act reduces to the federal tax rate down to 21%. In regard to the change in the federal tax rate as it relates to the Company’s deferred tax assets and liabilities, we have decreased our related deferred tax assets by $82.8 million along with the corresponding valuation allowance against these deferred tax assets.
17. Commitments and Contingencies
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
In November 2016, we received notice that in October 2016, Ipsen had initiated arbitration proceedings against us in the International Chamber of Commerce’s International Court of Arbitration. Ipsen’s Request for Arbitration alleged that we breached various provisions of the License Agreement concerning abaloparatide, including with regard to Ipsen's right to co-promote abaloparatide in France and a license from us with respect to Japan. Ipsen is seeking declaratory relief, compliance with the License Agreement, damages, costs and fees as a result of the purported breaches and has alleged the monetary value of these claims is approximately €50 million (approximately $59.9 million).
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
On July 31, 2017, Ipsen submitted its Statement of Claim to the Arbitral Tribunal and on September 14, 2017 Radius submitted its Statement of Defense and Counterclaims. Subsequently, on October 20, 2017, Ipsen submitted its Reply and Statement of Defense to Radius’s Counterclaims and on November 10, 2017, Radius submitted its Rejoinder on Claims and Reply on Counterclaims. Ipsen submitted a Rejoinder on Counterclaims on November 24, 2017. A hearing on the merits was held on December 18 and 19, 2017, and additional submissions on cost and fee allocation were made on February 9, 2018. We expect a final decision by the Arbitral Tribunal in the first half of 2018. Until we receive a decision from the Arbitral Tribunal, we cannot predict or assess the likely outcome of these proceedings.
Commitments—The Company leases certain office space in Massachusetts, New Jersey and Pennsylvania under non-cancellable operating leases that expire over various terms through the end of 2020.
The Company is obligated to make monthly rent payments pursuant to these non-cancellable agreements as set forth below (in thousands):

Years ended December 31,	Future Lease Commitments
2018	$2,682
2019	2,307
2020	2,163
2021	1,029
2022	1,038
Thereafter	2,843
Total minimum lease payments	$12,062

Rent expense for the years ended December 31, 2017, 2016, and 2015 was $3.4 million, $2.8 million and $0.6 million, respectively.
Manufacturing Agreements—In June 2016, the Company entered into a Supply Agreement with Ypsomed AG, pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. The Company has agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years from the earlier of the date of delivery of the first commercial batch of devices after regulatory approval and June 1, 2017, after which, it automatically renews for two-year terms until terminated. The Company will purchase the device subject to minimum annual quantity requirements over the initial three-year term of the agreement. The Company is required to purchase a minimum number of batches for CHF 2.4 million ($2.5 million) through the year ended December 31, 2022.
In June 2016, the Company entered into a Commercial Supply Agreement with Vetter Pharma International GmbH, pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product containing the active pharmaceutical ingredient of abaloparatide, to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. The Company has agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company has agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement has an initial term of five years, which began on January 1, 2016, after which, it automatically renews for two-year terms unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
In July 2016, the Company entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB, as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually, equal to €2.9 million ($3.4 million) per year and $17.2 million in total through the year ended December 31, 2022. The agreement has an initial term of a six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
18. Subsequent Events
In February 2018, the Company entered into a Scale-Up and Commercial Supply Agreement with 3M (the “3M Supply Agreement”). Pursuant to the 3M Supply Agreement, 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of an abaloparatide-coated patch product and associated applicator device for Radius. The 3M Supply Agreement has an initial term ending five years after the first commercial sale of the product.
Under the 3M Supply Agreement, Radius will pay 3M a mid-to-low single digit royalty on worldwide net sales of the product. Radius is also responsible for providing supplies of abaloparatide to be used in the manufacturing of the patch product and will reimburse 3M for certain capital expenditures incurred to establish commercial supply of the product, which include scale-up and regulatory costs.

19. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2017 and 2016 is as follows (in thousands, except for share and per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017:
Net revenue	$—	$980	$13,469	$7,663
Gross profit	—	875	13,016	6,889
Net loss	(56,939)	(68,438)	(57,843)	(71,017)
Net loss applicable to common stock	(56,939)	(68,438)	(57,843)	(71,017)
Net loss per share—basic and diluted	(1.32)	(1.58)	(1.31)	(1.59)
Weighted-average common shares outstanding—basic and diluted	43,185,952	43,410,053	43,999,451	44,602,254

2016:
Net loss	$(40,463)	$(43,435)	$(46,186)	$(52,720)
Net loss applicable to common stock	(40,463)	(43,435)	(46,186)	(52,720)
Net loss per share—basic and diluted	(0.94)	(1.01)	(1.07)	(1.22)
Weighted-average common shares outstanding—basic and diluted	43,012,924	43,042,883	43,092,921	43,122,210

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Radius Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Radius Health, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Radius Health, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 financial statements of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 1, 2018

ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required with respect to this item will be set forth in our definitive Proxy Statement to be delivered to our stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 6, 2018. Such information is incorporated herein by reference.
Our Board of Directors adopted a Code of Conduct and Ethics applicable to the Board of Directors, our Chief Executive Officer, Chief Financial Officer, other officers of Radius and all other employees of Radius. The Code of Conduct and Ethics is available on our website, http://radiuspharm.com.
We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct and Ethics that are required to be disclosed pursuant to SEC rules.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at http://radiuspharm.com. Any amendments to the code, or any waivers from its requirements, will be disclosed on our website. Information contained on or accessible through our website is not incorporated by reference into this report, and you should not consider information contained on or accessible through our website to be part of this report.
The remainder of the response to this item will be set forth in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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
The Exhibit Index follows Item 16 and is incorporated herein by reference.

ITEM 16.    FORM 10-K SUMMARY.
Not applicable.
EXHIBIT INDEX
Unless otherwise indicated, all references to previously filed Exhibits refer to the Company’s filings with the Securities and Exchange Commission, or SEC, under File No. 001-35726.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K		3.1	6/13/2014
3.2	Amended and Restated By-Laws					*
4.1	Fifth Amended and Restated Stockholders' Agreement, dated April 24, 2014, between the Company and the stockholders party thereto	S-1/A	333-194150	4.2	4/25/2014
4.2	Base Indenture, dated as of August 14, 2017, between the Company and Wilmington Trust, National Association	8-K		4.1	8/14/2017
4.3	First Supplemental Indenture, dated as of August 14, 2017, between the Company and Wilmington Trust, National Association	8-K		4.2	8/14/2017
4.4	Form of 3.00% Convertible Senior Note due 2024 (included in Exhibit 4.2)	8-K		4.3	8/14/2017
	Management Contracts and Compensatory Plans
10.1	Radius Health, Inc. 2003 Long-Term Incentive Plan (as amended)	10-K		10.20	3/10/2015
10.1(a)	Radius Health, Inc. 2003 Long-Term Incentive Plan Form of Stock Option Agreement	8-K	000-53173	10.32	5/23/2011
10.2	Radius Health, Inc. 2011 Equity Incentive Plan (as amended and restated)	8-K		10.1	5/27/2016
10.2(a)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Incentive Stock Options	10-K		10.2(a)	2/24/2017
10.2(b)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Non-Incentive Stock Options	10-K		10.2(b)	2/24/2017
10.2(c)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement, attached as Exhibit A thereto	10-K		10.2(c)	2/24/2017
10.3	Radius Health, Inc. 2016 Employee Stock Purchase Plan	8-K		10.2	5/27/2016
10.4	Radius Health, Inc. Amended and Restated Non-Employee Director Compensation Program					*
10.5	Employment Letter Agreement, dated November 14, 2003, between the Company, as successor to Nuvios, Inc., and Gary Hattersley	8-K	000-53173	10.49	5/23/2011
10.5(a)	Executive Severance Agreement, dated July 1, 2015, between the Company and Gary Hattersley	8-K		10.2	7/10/2015
10.6	Employment Letter Agreement, dated November 15, 2006, between the Company, as successor to Radius Health, Inc., and B. Nicholas Harvey	8-K	000-53173	10.51	5/23/2011

10.6(a)	Executive Severance Agreement, dated July 1, 2015, between the Company and B. Nicholas Harvey	8-K		10.1	7/10/2015
10.6(b)	Separation Agreement and General Release of Claims, dated May 15, 2017, between the Company and B. Nicholas Harvey.	8-K		10.3	5/15/2017
10.6(c)	Consulting Agreement, dated May 17, 2017, between the Company and B. Nicholas Harvey	8-K		10.4	5/15/2017
10.7	Executive Employment Agreement, dated December 12, 2013, between the Company and Robert Ward	8-K		10.1	12/17/2013
10.7(a)	First Amendment, dated July 1, 2015, to Executive Employment Agreement, dated December 12, 2013, between the Company and Robert Ward	10-Q		10.1	5/2/2017
10.7(b)	Agreement and General Release, dated July 16, 2017, between the Company and Robert Ward	8-K		10.3	7/17/2017
10.8	Employment Letter Agreement, dated January 3, 2014, between the Company and Greg Williams	S-1/A	333-194150	10.141	4/3/2014
10.8(a)	Executive Severance Agreement, dated July 1, 2015, between the Company and Greg Williams	8-K		10.4	7/10/2015
10.9	Employment Letter Agreement, dated December 28, 2014, between the Company and Brent Hatzis-Schoch	10-K		10.9	2/24/2017
10.10	Employment Letter Agreement, dated July 3, 2015, between the Company and Lorraine Fitzpatrick, M.D.	10-K		10.11	2/24/2017
10.11	Employment Letter Agreement, dated August 31, 2015, between the Company and David Snow	10-K		10.12	2/24/2017
10.12	Form of Executive Severance Agreement between the Company and Jose Carmona, David Snow, Lorraine Fitzpatrick, and Brent Hatzis-Schoch	10-K		10.13	2/24/2017
10.12(a)	Form of Executive Severance Agreement between the Company and Joseph Kelly					*
10.13	Employment Letter Agreement, dated May 9, 2017, between the Company and Jose Carmona	8-K		10.1	5/15/2017
10.13(a)	Employment Inducement Stock Option Agreement, dated May 15, 2017, between the Company and Jose Carmona	8-K		10.2	5/15/2017
10.14	Employment Agreement, dated June 23, 2017, between the Company and Jesper Høiland	8-K		10.1	7/17/2017
10.14(a)	First Amendment to Employment Agreement between the Company and Jesper Høiland	8-K		10.1	11/16/2017
10.14(b)	Employment Inducement Stock Option Agreement, dated July 17, 2017, between the Company and Jesper Høiland	8-K		10.2	7/17/2017
10.15	Employment Letter Agreement, dated November 10, 2017, between the Company and Joseph Kelly					*
10.15(a)	Employment Inducement Stock Option Agreement, dated November 27, 2017, between the Company and Joseph Kelly					*

10.16	Form of Indemnification Agreement between the Company and its directors	10-K		10.30	3/10/2015
	Other Agreements
10.17	Form of Warrant to Purchase Shares of Common Stock in connection with the Series B Convertible Preferred Stock and Warrant Purchase Agreement, issued by the Company to certain investors and attached schedule with details	8-K		10.2	4/25/2013
10.18	Form of Warrant to Purchase Shares of Common Stock in connection with the Series B-2 Convertible Preferred Stock and Warrant Purchase Agreement, issued by the Company to certain investors and attached schedule with details	8-K		10.2	2/21/2014
10.19	Form of Warrant to Purchase Shares of Series A-1 Convertible Preferred Stock issued by the Company to GE Capital Equity Investments	10-K		10.5	3/10/2015
10.20^	License Agreement, dated September 27, 2005, between the Company, as successor to Nuvios, Inc., and Ipsen Pharma SAS (f/k/a SCRAS S.A.S.) on behalf of itself and its affiliates, as amended on September 12, 2007 and May 11, 2011	10-K		10.15	3/10/2015
10.21^	Development and Clinical Supplies Agreement, dated June 19, 2009, between the Company, as successor to Radius Health, Inc., 3M Co. and 3M Innovative Properties Co., as amended on December 31, 2009, September 16, 2010, September 29, 2010, March 2, 2011 and November 30, 2012	10-K		10.18	3/10/2015
10.22^	License Agreement, dated June 29, 2006, between the Company and Eisai Co., Ltd.	8-K/A	000-53173	10.25	10/24/2011
10.22(a)	License Agreement Amendment No. 1, dated March 9, 2015, between the Company and Eisai Co., Ltd.	10-Q		10.3	5/6/2015
10.23^	License and Development Agreement, dated July 13, 2017, between the Company and Teijin Limited	10-Q		10.1	11/2/2017
10.24^	Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q		10.1	8/4/2016
10.25^	Commercial Supply Agreement, dated June 28, 2016, between the Company and Vetter Pharma International GmbH	10-Q		10.2	8/4/2016
10.26^	Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q		10.1	11/3/2016
10.27	Indenture of Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	8-K		10.1	5/20/2014
10.27(a)	First Amendment, dated September 9, 2015, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q		10.6	11/5/2015
10.28	Lease, dated June 28, 2017, between the Company and KBSIII Crosspoint at Valley Forge Trust	10-Q		10.1	8/4/2017
10.29	Sublease, dated March 11, 2016, between the Company and Rovi Corporation	10-Q		10.2	8/4/2017
10.29(a)	First Amendment to Sublease, dated July 7, 2017, between the Company and Rovi Corporation	10-Q		10.3	8/4/2017

10.29(b)	Amended and Restated First Amendment to Sublease, dated August 1, 2017, between the Company and Rovi Corporation	10-Q	10.4	11/2/2017
21.1	Subsidiaries of the Company				*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*
32.1	Section 1350 Certification of Chief Executive Officer				**
32.2	Section 1350 Certification of Chief Financial Officer				**
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

_______________________________________________________________________________

^	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

*	Filed herewith.

**	Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIUS HEALTH, INC.
By:	/s/ JESPER HOILAND
Jesper Hoiland President and Chief Executive Officer
Date: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JESPER HOILAND	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Jesper Hoiland

/s/ JOSE CARMONA	Chief Financial Officer (Principal Accounting and Financial Officer)	March 1, 2018
Jose Carmona

/s/ WILLARD H. DERE	Director	March 1, 2018
Willard H. Dere

/s/ CATHERINE FRIEDMAN	Director	March 1, 2018
Catherine Friedman

/s/ JEAN-PIERRE GARNIER	Director	March 1, 2018
Jean-Pierre Garnier

/s/ KURT C. GRAVES	Director	March 1, 2018
Kurt C. Graves

/s/ OWEN HUGHES	Director	March 1, 2018
Owen Hughes

/s/ ANTHONY ROSENBERG	Director	March 1, 2018
Anthony Rosenberg

/s/ DEBASISH ROYCHOWDHURY	Director	March 1, 2018
Debasish Roychowdhury