Form 10-K
period 2018-12-31
Radius Health, Inc.
filed 2019-02-28
CIK 1428522

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

617-551-4000
(Registrant’s telephone number, including area code)
Securities issued pursuant to Section 12(b) of the Act: Common Stock
Securities issued pursuant to Section 12(g) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Global Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2018 was $1.3 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 25, 2019: 45,750,168
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Radius Health, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
        This report, including in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include, among other things, statements about:

•	our expectations regarding commercialization of TYMLOS® in the U.S., including our market access coverage expectations, and our ability to successfully commercialize TYMLOS in the U.S.;

•	the therapeutic benefits and effectiveness of TYMLOS and our investigational product candidates and the potential indications and market opportunities therefor;

•	our ability to obtain U.S. and foreign regulatory approval for our product candidates, and the timing thereof including the approval of abaloparatide-SC outside of the U.S.;

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with TYMLOS or our investigational product candidates;

•	anticipated trends and challenges in the market in which TYMLOS will compete and in other potential markets in which we may compete;

•	our expectations regarding the timing of our regulatory submissions;

•
our expectations for our Phase 3 studies of elacestrant and abaloparatide-patch or other clinical trials, including projected costs, study designs or the timing for initiation, recruitment or completion;

•
our plans with respect to collaborations and licenses related to the development, manufacture or sale of TYMLOS and our investigational product candidates, including our plans to enter into a global partnership for elacestrant;

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
        The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, the uncertainties inherent in the early stages of commercializing any new pharmaceutical product or the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our ability to attract and retain customers, our development activities and those other factors we discuss in Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. These risk factors are not exhaustive and other sections of this report may include additional factors which could adversely impact our business and financial performance.

PART I
ITEM 1.    BUSINESS.
        Unless otherwise provided in this report, all references in this report to “we,” “us,” “Radius,” “our company,” “our,” or the “Company” refer to Radius Health, Inc. and our subsidiaries.
Overview
We are a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics in the areas of osteoporosis and oncology. In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of January 17, 2019, TYMLOS was available and covered for approximately 283 million U.S. insured lives, representing approximately 99% of U.S. commercial and 67% of Medicare insured lives. In May 2017, we announced positive top-line results from our completed 24-month ACTIVExtend clinical trial for TYMLOS, which met all of its primary and secondary endpoints. In July 2017, we entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. Under this agreement, we received an upfront payment and are entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. In October 2018, the FDA approved a labelling supplement for TYMLOS in connection with the results from our ACTIVExtend trial to reflect that after 24 months of open-label alendronate therapy, the vertebral fracture risk reduction achieved with TYMLOS therapy was maintained. In March 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a negative opinion on our European Marketing Authorisation Application (“MAA”) for abaloparatide-SC. In July 2018, following a re-examination procedure, the CHMP maintained its negative opinion and on January 7, 2019, the European Commission adopted a decision refusing approval of the MAA on the basis of the negative opinion of the Committee. In March 2018, we initiated a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. In July 2018, we initiated a bone histomorphometry study, which will enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.
We are developing an abaloparatide transdermal patch (“abaloparatide-patch”), for potential use in the treatment of postmenopausal women with osteoporosis. In January 2018, we met with the FDA and gained alignment with the agency on a single, pivotal bone mineral density (“BMD”) non-inferiority bridging study to support an NDA submission. The FDA agreed that, depending on the study results, a randomized, open label, active-controlled, non-inferiority Phase 3 study of up to 500 patients with postmenopausal osteoporosis at high risk of fracture would be sufficient to gain approval for abaloparatide-patch. The FDA confirmed that the primary endpoint will be change in lumbar spine BMD at 12 months and that the non-inferiority margin must preserve 75% of the active control (abaloparatide-SC) based on the lower bound of the 95% confidence interval. We expect to initiate this pivotal study in mid-2019 and to complete it in 2020. In February 2018, we entered into a Scale-Up and Commercial Supply Agreement with 3M Company (“3M”) pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In partnership with 3M, we selected Patheon N.V. (part of Thermo Fisher Scientific) to conduct the abaloparatide-patch coating process and packaging operations. We have made significant progress scaling up to support our planned Phase 3 study and potential commercial batches. In October 2018, we committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-patch. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the third quarter of 2020.
We are also developing our investigational product candidate, elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), for potential use in the treatment of hormone receptor-positive breast cancer. We initiated our Phase 3 EMERALD study of elacestrant in late November 2018 with a planned recruitment period of 18 to 21 months. The Phase 3 study is a single, randomized, open label, active-controlled Phase 3 trial of elacestrant as a second or third-line monotherapy in approximately 460 patients with estrogen receptor-positive (“ER+”) and human epidermal growth factor receptor 2-negative (“HER2-”) advanced or metastatic breast cancer who have received prior treatment with one or two endocrine therapies, including a cyclin-dependent kinase (“CDK”) 4/6 inhibitor. Patients in the study will be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent. The primary endpoint of the study will be progression-free survival (“PFS”), which we will analyze in the overall patient population and in patients with estrogen receptor 1 gene (“ESR1”) mutations. Secondary endpoints will include evaluation of overall survival (“OS”), objective response rate (“ORR”), and duration of response (“DOR”). We believe that, depending on results, this single trial would support applications for marketing approvals for elacestrant as a second- and third-line monotherapy in the U.S., European Union (“EU”), and other markets. In November 2018, the FDA granted Fast Track designation for elacestrant for the population to be included in the Phase 3 study. We previously completed enrollment in our ongoing dose escalation Part A, and dose expansion Parts B and C, and in the 18F fluoroestradiol positron emission tomography (“FES-PET”) imaging Phase 1 studies of elacestrant in advanced or metastatic breast cancer. Enrollment in Part D of the Phase 1 dose-escalation and expansion study was discontinued as the data was no longer required to support the final design of our Phase 3 study. We plan to enter into a worldwide co-development and co-commercialization strategic collaboration with a global oncology partner to broaden development of elacestrant to potentially address earlier lines of treatment in combination with other anti-cancer agents.
We are developing our internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator ("SARM") for potential use in the treatment of hormone receptor-positive breast cancer. In September 2017, we initiated a Phase 1 dose escalation study of RAD140 in patients with locally advanced or metastatic breast cancer. In November 2018, we provided an update on the study, noting that we had identified a provisional maximum tolerated dose and an additional cohort had been opened to further confirm tolerability, pharmacokinetics, and on-treatment pharmacodynamics effects of RAD140 at that dose.
Our Marketed Product and Investigational Product Candidates
The success of our business is primarily dependent upon our ability to commercialize TYMLOS in the U.S. and to develop and commercialize our current and future product candidates. The following table identifies our commercial product, TYMLOS, and the investigational product candidates in our current product portfolio, their potential indication and stage of development. We hold worldwide commercialization rights for all these product candidates, excluding abaloparatide-SC, for which we hold worldwide commercialization rights, except for Japan, where we have an option to negotiate a co-promotion agreement with Teijin.
Our Strategy
To achieve our goal of becoming a leading provider of innovative endocrine therapeutics in the areas of osteoporosis and oncology, we plan to:

•Become a market leader for anabolic osteoporosis therapies. We commenced U.S. commercial sales of TYMLOS in May 2017 and we remain focused on growing our market share in anabolic appropriate patients. In October 2018, the FDA approved a labelling supplement for TYMLOS in connection with the results from our ACTIVExtend trial to reflect that after 24 months of open-label alendronate therapy, the vertebral fracture risk reduction achieved with TYMLOS therapy was maintained. We are conducting additional clinical research towards potential additional indications for TYMLOS, including a clinical trial in men with osteoporosis that we initiated in March 2018, and which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. In July 2018, we also initiated a bone histomorphometry study, which would enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.
•Selectively pursue partnerships or collaborations to commercialize abaloparatide-SC outside the U.S. In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. Under this agreement, we received an upfront payment and may receive up to an aggregate of $40.0 million upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. We intend to enter into a collaboration for the commercialization of abaloparatide-SC outside of the United States and Japan.
•Expand abaloparatide's market potential through the continued development of abaloparatide-patch.  We are developing our investigational abaloparatide-patch as a short-wear-time transdermal patch. In January 2018, we met with the FDA and gained alignment with the agency on a single, pivotal BMD non-inferiority bridging study to support an NDA submission. The FDA agreed that, depending on the study results, a randomized, open label, active-controlled, non-inferiority Phase 3 study of up to 500 patients with postmenopausal osteoporosis at high risk of fracture would be sufficient to gain approval for abaloparatide-patch. The FDA confirmed that the primary endpoint will be change in lumbar spine BMD at 12 months and that the non-inferiority margin must preserve 75% of the active control (abaloparatide-SC) based on the lower bound of the 95% confidence interval. We expect to initiate this pivotal study in mid-2019 and to complete it in 2020. In February 2018, we entered into a Scale-Up and Commercial Supply Agreement with 3M Company pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In partnership with 3M, we selected Patheon N.V. (part of Thermo Fisher Scientific) to conduct the abaloparatide-patch coating process and packaging operations. We have made significant progress scaling up to support our planned Phase 3 study and potential commercial batches.
•Become a leader in the field of hormone-receptor driven cancers.  We are developing our investigational product candidate elacestrant as a potential treatment for hormone receptor-positive breast cancer as a single agent and in combination with other therapies. We initiated our Phase 3 EMERALD study of elacestrant in late November 2018 with a planned recruitment period of 18 to 21 months. The Phase 3 study is a single, randomized, open label, active-controlled Phase 3 trial of elacestrant as a second or third-line monotherapy in approximately 460 patients with ER+ and HER2- advanced or metastatic breast cancer who have received prior treatment with one or two endocrine therapies, including a CDK 4/6 inhibitor. Patients in the study will be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent. The primary endpoint of the study will be PFS, which we will analyze in the overall patient population and in patients with ESR1 mutations. Secondary endpoints will include evaluation of OS, ORR, and DOR. We believe that, depending on results, this single trial would support applications for marketing approvals for elacestrant as a second- and third-line monotherapy in the U.S., EU, and other markets. We plan to enter into a worldwide co-development and co-commercialization strategic collaboration with a global oncology partner to broaden development of elacestrant to potentially address earlier lines of treatment in combination with other anti-cancer agents. We are advancing the development of RAD140 as a potential treatment for hormone receptor-positive breast cancer. In September 2017 we initiated a Phase 1 study of RAD140 in patients with locally advanced or metastatic breast cancer and in November 2018 we announced that we identified a provisional maximum tolerated dose and an additional cohort had been opened to further confirm tolerability, pharmacokinetics, and on-treatment pharmacodynamics effects of RAD140 at that dose.
•Continue to expand our product portfolio.  We plan to leverage our drug development expertise to discover and develop additional investigational product candidates focused on osteoporosis, oncology and endocrine diseases and conditions. For example, we are leveraging our experience with elacestrant and RAD140 to develop a next generation hormonal agent for potential use in the treatment of hormone-driven cancers. We may also consider opportunistically expanding our product portfolio within these areas through in-licensing, acquisitions or partnerships.
Our Opportunity in Osteoporosis
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
The NOF has estimated that 10 million people in the United States, composed of eight million women and two million men, already have osteoporosis, and another approximately 44 million have low bone mass placing them at increased risk for osteoporosis. In addition, the NOF has estimated that osteoporosis is responsible for more than two million fractures in the United States each year resulting in an estimated $19 billion in costs annually. The NOF expects that the number of fractures in the United States due to osteoporosis will rise to three million by 2025, resulting in an estimated $23.5 billion in costs each year. Worldwide, osteoporosis affects an estimated 200 million women according to the International Osteoporosis Foundation ("IOF") and causes more than 8.9 million fractures annually, which is equivalent to an osteoporotic fracture occurring approximately every three seconds.
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
In 2018, total sales of branded osteoporosis drugs approximated $7.4 billion, worldwide, of which more than $4.4 billion was attributable to injectable therapies. There are two main types of osteoporosis drugs currently available in the United States, anti-resorptive agents and anabolic agents. Anti-resorptive agents act to prevent further bone loss by inhibiting the breakdown of bone, whereas anabolic agents stimulate bone formation to build new bone.
We believe there is a large unmet need in the market for osteoporosis treatment because existing therapies have been reported to have shortcomings in efficacy, tolerability and convenience. For example, one current standard of care, bisphosphonates, which are anti-resorptive agents, have been associated with infrequent but serious adverse events, such as osteonecrosis of the jaw and atypical fractures, especially of long bones. These side effects, although uncommon, reportedly have created increasing concern with physicians and patients. We believe many physicians are seeking alternatives to bisphosphonates. Forteo/Forsteo® (teriparatide) marketed by Eli Lilly and Company ("Lilly") and Prolia® (denosumab) marketed by Amgen Inc. ("Amgen") are two alternatives to bisphosphonates that are approved for the treatment of osteoporosis. Prolia has also been associated with infrequent but serious adverse events, such as osteonecrosis of the jaw and atypical fractures. In 2018, Forteo/Forsteo had reported worldwide sales of approximately $1.6 billion, $0.8 billion in the United States and $0.8 billion outside of the United States, and Prolia had reported worldwide sales of approximately $2.3 billion, $1.5 billion in the United States and $0.8 billion outside of the United States.
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
Abaloparatide-SC

TYMLOS was approved in the United States in April 2017 for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The first commercial sales of TYMLOS in the United States occurred in May 2017 and as of January 17, 2019, TYMLOS was available and covered for approximately 283 million U.S. insured lives, representing approximately 99% of U.S. commercial and 67% of Medicare insured lives. We are commercializing TYMLOS in the United States through our commercial organization. We have built a distribution network for TYMLOS in the United States, comprised of well-established distributors and specialty pharmacies. Under our distribution model, both the distributors and specialty pharmacies take physical delivery of TYMLOS and the specialty pharmacies dispense TYMLOS directly to patients.
We hold worldwide commercialization rights to abaloparatide-SC, except for Japan, where we have an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC. We intend to enter into a collaboration for the commercialization of abaloparatide-SC outside of the United States and Japan. In March 2018, the CHMP of the EMA adopted a negative opinion on our European MAA for abaloparatide-SC. In July 2018, following a re-examination procedure, the CHMP maintained its negative opinion and on January 7, 2019, the European Commission adopted a decision refusing approval of the MAA on the basis of the negative opinion of the Committee.
In May 2017, we announced positive top-line results from the completed 24-month ACTIVExtend clinical trial of TYMLOS, which met all of its primary and secondary endpoints. In ACTIVExtend, patients who had completed 18 months of TYMLOS (abaloparatide) injections or placebo in the ACTIVE Phase 3 trial were transitioned to receive 24 additional months of open-label alendronate. For the subset of ACTIVE trial patients (n=1139) that enrolled in the ACTIVExtend trial, the previous TYMLOS-treated patients had a significant 84% relative risk reduction (p<0.0001) in the incidence of new vertebral fractures compared with patients who received placebo followed by alendronate. They also demonstrated a 39% risk reduction in nonvertebral fractures (p=0.038), a 34% risk reduction clinical fractures (p=0.045) and a 50% risk reduction in major osteoporotic fractures (p=0.011) compared with patients who received placebo followed by alendronate. At the 43-month timepoint, for all patients (n=1645) that enrolled in the ACTIVE trial, TYMLOS-treated patients had a statistically significant risk reduction in new vertebral fractures (p<0.0001), nonvertebral fractures (p=0.038), clinical fractures (p=0.045), and major osteoporotic fractures (p<0.001), compared with patients who received placebo followed by alendronate. While not a pre-specified endpoint, there was also a statistically significant risk reduction in hip fractures (p=0.027) at the 43-month time point in the TYMLOS-treated patients, compared with patients who received placebo followed by alendronate. The adverse events reported during the alendronate treatment period were similar between the previous TYMLOS-treated patients and the previous placebo group. The incidences of cardiovascular adverse events including serious adverse events were similar between groups. There have been no cases of osteonecrosis of the jaw or atypical femoral fracture in the entire TYMLOS development program. The results from the completed ACTIVExtend trial were presented at a major scientific meeting in September 2017.
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. Pursuant to the agreement, we received an upfront payment and may receive additional milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. Teijin is conducting a Phase 3 clinical trial of abaloparatide in Japan for the treatment of postmenopausal osteoporosis.
In March 2018, we initiated a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. The study is a randomized, double-blind, placebo-controlled trial that will enroll approximately 225 men with osteoporosis. The primary endpoint is change in lumbar spine BMD at 12 months compared with placebo. In previous clinical trials, TYMLOS has demonstrated increases in BMD in postmenopausal women. The study includes specialized high-resolution imaging to examine the effect of abaloparatide on bone structure, such as the hip, in a subset of the study participants.

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
We commenced a human replicative clinical evaluation of the optimized abaloparatide-patch in December 2015, with the goal of achieving comparability to abaloparatide-SC. In September 2016, we presented results from this evaluation of the first and second abaloparatide-patch prototypes, demonstrating that formulation technology can modify the pharmacokinetic profile of abaloparatide, including Tmax, half-life (“T1/2”), and area under the curve (“AUC”). In March 2018, we announced that through further optimization we had achieved comparability to the abaloparatide-SC profile with a third prototype (the “current abaloparatide-patch”). The current abaloparatide-patch optimized the drug-device combination through process improvements, a finalized formulation, selection of a dose (300 µg), and the introduction of a new clinical applicator, which were designed to improve the ease of use and patient experience. In the second half of 2018, we completed further evaluation confirming that a five minute application of the current abaloparatide-patch to the thigh resulted in a pharmacokinetic exposure highly similar (AUC >90%) to abaloparatide-SC.
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
In February 2018, we entered into a Scale-Up and Commercial Supply Agreement with 3M Company pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In partnership with 3M, we selected Patheon N.V. (part of Thermo Fisher Scientific) to conduct the abaloparatide-patch coating process and packaging operations. In October 2018, we committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-patch. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the third quarter of 2020. We have made significant progress scaling up to support our planned Phase 3 study and potential commercial batches. We have also completed a significant portion of analytical method validations and are progressing on device design validation and verification activities to support the Phase 3 trial. We are working to finalize engineering equipment designs for commercial supplies and build out of the commercial manufacturing facilities has started and equipment installation at Patheon is planned to start in the first half of 2019.
Our Opportunity in Breast Cancer
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
We believe that, subject to successful development, regulatory review and approval, elacestrant could have the potential to offer the following advantages over other current standard of care treatments for ER-positive breast cancer:
•ability to degrade the estrogen receptor;
•favorable efficacy and tolerability profile;
•ability to effectively combine with other agents;
•treatment of hormone-resistant breast cancers; and
•once a day oral administration.
We have completed enrollment in our FES-PET imaging study and dose-escalation Part A and expansion study parts B and C Phase 1 breast cancer trials. These studies have identified a single oral dose of 400 mg per day for evaluation in subsequent monotherapy trials.
Phase 3 - EMERALD Study
We initiated our Phase 3 EMERALD study of elacestrant in late November 2018 with a planned recruitment period of 18 to 21 months. The Phase 3 Study is a single, randomized, open label, active-controlled Phase 3 trial of elacestrant as a second- or third-line monotherapy in approximately 460 patients with ER+ and HER2- advanced or metastatic breast cancer who have received prior treatment with one or two endocrine therapies, including a CDK 4/6 inhibitor. Patients in the study would be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent. The primary endpoint of the study will be PFS, which we will analyze in the overall patient population and in patients with ESR1 mutations. Secondary endpoints will include evaluation of OS, ORR, and DOR. We believe that, depending on results, this single trial would support applications for marketing approvals for elacestrant as a second- and third-line monotherapy in the U.S., EU and other markets. In November 2018, the FDA granted Fast Track designation for elacestrant consistent with the population to be included in the Phase 3 study.
Phase 1 - Dose-Escalation and Expansion Study
In December 2014, we commenced a Phase 1, multicenter, open-label, multiple-part, dose-escalation study of elacestrant in postmenopausal women with ER-positive and HER2-negative advanced breast cancer in the United States to determine the recommended dose for a subsequent clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of elacestrant. Part A of this Phase 1 study was designed to evaluate escalating doses of elacestrant. The Part B expansion cohort was initiated at 400-mg daily dosing in March 2016 to allow for an evaluation of additional safety, tolerability and preliminary efficacy. The patients enrolled in this study are heavily pretreated ER-positive, HER2-negative advanced breast cancer patients who have received a median of 3 prior lines of therapy including fulvestrant and CDK4/6 inhibitors, and about 50% of the patients had ESR1 mutations. We have completed enrollment in the ongoing dose-escalation Part A and expansion study parts B and C. In December 2017, we initiated enrollment of a Part D cohort in this study to provide additional data to support the elacestrant clinical development program anticipated at that time. We discontinued recruitment in the Part D cohort as the data was no longer required to support the final design of our Phase 3 study.
In December 2016 and June 2017, we reported positive results from this ongoing Phase 1 dose-escalation and expansion study. As of the study cut-off date of April 28, 2017, the elacestrant single agent ORR, was 23% with five confirmed partial responses in heavily pre-treated patients with advanced ER-positive breast cancer and in the 400-mg patient group of 26 patients with mature data, the median PFS was 4.5 months. These results showed that elacestrant was well-tolerated with the most commonly reported adverse events being low grade nausea and dyspepsia. In December 2017, we reported additional updated data from this ongoing Phase 1 dose-escalation and expansion study, which included mature data from 40 patients treated at the 400 mg dose in Parts A through C of this study. As of the study cut-off date of October 30, 2017, the elacestrant single agent ORR, was 27.3% with six confirmed partial responses out of 22 patients with response evaluation criteria in solid tumors (“RECIST”) measurable disease. The median PFS was 5.4 months and clinical benefit rate at 24 weeks was 47.4%. These results showed that elacestrant was well-tolerated with the most commonly reported adverse events being low grade nausea, dyspepsia and vomiting.
We initiated Part D of the Phase 1 dose-escalation and expansion study to evaluate the safety and preliminary efficacy of elacestrant at a 400 mg tablet dose in a population with different eligibility requirements from Parts A, B, and C of this study. In Part D, patients were required to have at least two prior lines of endocrine therapy for advanced/metastatic breast cancer, including fulvestrant, and prior treatment with a CDK 4/6 inhibitor. Ten patients of an originally planned thirty-six were enrolled in Part D, and as of January 3, 2019, one patient remained on treatment. A preliminary review of the data as of December 27, 2018 showed that overall the patients in Part D were more heavily pretreated and more likely to have visceral metastases than patients in Parts A through C of this study. In addition, out of the nine patients with measurable disease, four had a best response of stable disease, two of them for greater than 24 weeks. Combined data, as of December 27, 2018, from all four study Parts (A through D) at 400 mg showed that the overall elacestrant single agent ORR was 19.4% and the median PFS was 4.5 months.
Phase 1 - FES-PET Study
In December 2015, we commenced a FES-PET study in patients with metastatic breast cancer in the EU, which included the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following elacestrant treatment.
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
Potential for use in Combination Therapy
In July 2015, we announced that early but promising preclinical data showed that our investigational drug elacestrant, in combination with Pfizer’s palbociclib, a cyclin-dependent kinase (“CDK 4/6 inhibitor”) or Novartis’ everolimus, an mTOR inhibitor, was effective in shrinking tumors. In preclinical patient-derived xenograft breast cancer models with either wild type or mutant ESR1, treatment with elacestrant resulted in marked tumor growth inhibition, and the combination of elacestrant with either agent, palbociclib or everolimus, showed anti-tumor activity that was significantly greater than either agent alone. We believe that this preclinical data suggests that elacestrant has the potential to overcome endocrine resistance, is well-tolerated, and has a profile that is well suited for use in combination therapy.
In December 2017, we announced additional preclinical data that continues to demonstrate elacestrant anti-tumor activity, as a single agent and in combination, in multiple models. In these preclinical models, elacestrant demonstrated marked tumor growth inhibition, as a single agent in models treated with multiple rounds of fulvestrant and in combination with CDK 4/6 inhibitors such as palbociclib and abemaciclib and with a phosphoinositide 3-kinase inhibitor, alpelisib. In December 2018, we announced additional preclinical data that showed that elacestrant demonstrated marked tumor growth inhibition as a single agent in models harboring ESR1 point mutations, models insensitive to fulvestrant, and models insensitive to CDK 4/6 inhibitors such as palbociclib, ribociclib, or abemaciclib.
Collaborations
We plan to enter into a worldwide co-development and co-commercialization strategic collaboration with a global oncology partner to broaden development of elacestrant to potentially address earlier lines of treatment in combination with other anti-cancer agents.
In July 2016, we entered into a preclinical collaboration with Takeda Pharmaceutical Company Limited to evaluate the combination of elacestrant with Takeda’s investigational drug TAK-228, an oral mTORC 1/2 inhibitor in Phase 2b development for the treatment of breast, endometrial and renal cancer, with the goal of potentially exploring such combination in a clinical study. We and Takeda have each agreed to contribute resources and supply compound material necessary for studies to be conducted under the collaboration and will share third party out-of-pocket research and development expenses. Activities under this collaboration are ongoing. Upon completion, both parties will agree upon the appropriate communication of the results.
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
RAD140
RAD140 is an internally discovered SARM. The androgen receptor (“AR”) is highly expressed in many ER-positive, ER-negative, and triple-negative receptor breast cancers. Due to its receptor and tissue selectivity, potent activity, oral bioavailability, and long half-life, we believe RAD140 could have clinical potential in the treatment of breast cancer. We hold worldwide commercialization rights to RAD140.
In September 2017, we initiated a Phase 1 dose escalation study of RAD140 in patients with locally advanced or metastatic breast cancer. The clinical trial is designed to evaluate the safety and maximum tolerated dose of RAD140 in approximately 40 patients. Primary safety outcomes from the trial include rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response will also be evaluated. In November 2018, we provided an update on the Phase 1 study, noting that we had identified a provisional maximum tolerated dose and an additional cohort had been opened to further confirm tolerability, pharmacokinetics, and on-treatment pharmacodynamics effects of RAD140 at that dose. Enrollment in this study is expected to remain active through the first quarter of 2019.
In July 2016, we reported that RAD140 in preclinical xenograft models of breast cancer demonstrated potent tumor growth inhibition when administered alone or in combinations with CDK4/6 inhibitors. It is estimated that approximately 70% of breast cancers express the androgen receptor. Our data suggest that RAD140 activity at the androgen receptor leads to activation of AR signaling pathways including an AR-specific tumor suppressor and suppression of ER signaling. In April 2017, we presented these RAD140 preclinical results at a major scientific congress. In December 2018, we presented a preclinical poster further demonstrating anti-tumor activity of RAD140 in breast cancer models resistant to standard-of-care endocrine treatments.
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
Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs. FDA and International Conference on Harmonisation (“ICH”) current Good Manufacturing Practice (“cGMP”) requirements include those pertaining to record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our contract manufacturing organizations are required to manufacture TYMLOS and our investigational product candidates under cGMP conditions. cGMP is a regulatory standard for the production of human pharmaceuticals that imposes extensive substantive, procedural and record keeping requirements on the manufacturing processes, testing methodology, and associated production and testing facilities.

Intellectual Property
As of December 31, 2018, we owned or co-owned 13 issued U.S. patents, as well as 24 pending U.S. patent applications, 3 pending Patent Cooperation Treaty (“PCT”) applications, 80 pending foreign patent applications in the European Patent Office and 14 other jurisdictions, and 83 granted foreign patents. As of December 31, 2018, we had licenses to 3 U.S. patents related to compositions and related uses thereof, as well as numerous foreign counterparts to many of these patents and patent applications. We own the federal trademark registration in the United States for Radius® in association with pharmaceuticals and TYMLOS® for use in the treatment of bone diseases. In addition, we have received a notice of allowance in Canada for TYMLOS and for trademarks on potential brand names for our product candidates in the U.S. and in other countries.
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
Abaloparatide
We acquired and maintain exclusive worldwide rights, excluding development and commercialization rights for Japan, to certain patents, data and technical information related to abaloparatide through a license agreement with an affiliate of Ipsen Pharma SAS ("Ipsen"). Composition of matter of abaloparatide was claimed in the United States (U.S. Patent No. 5,969,095), Australia, Canada, China, Hong Kong, South Korea, New Zealand, Russia, Singapore, Mexico, and Taiwan. These patents expired in 2016. The subcutaneous formulation of abaloparatide for use in treating osteoporosis is covered by Patent No. 7,803,770 until the statutory term expires October 3, 2027, which we expect will be extended to March 26, 2028 (statutory term that may be extended with 175 days of patent term adjustment due to delays in patent prosecution by the United States Patent and Trademark Office, or USPTO) in the United States (not including any patent term extension under the Hatch-Waxman Act). The therapeutic formulation for abaloparatide-SC is covered by Patent No. 8,148,333 until October 3, 2027 in the United States (not including any patent term extension under the Hatch-Waxman Act) and Patent No. 8,748,382 (not including any patent term extension under the Hatch-Waxman Act). Related patents granted in Australia, China, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Singapore, and Ukraine, and additional patent applications pending in Brazil, Canada, Hong Kong, India, and South Korea, will have a patent expiration date of 2027, not taking into account extension under any applicable laws. Patent applications covering various aspects of abaloparatide for microneedle application have been granted in Australia, Europe, Japan, and New Zealand, and additional patent applications are currently pending in the United States, Europe, Hong Kong, and Japan. The issued patents and any patents that might issue from the pending applications will have statutory expiration dates ranging from 2032 to 2037, not taking into account extension under any applicable laws. We have worldwide rights to commercialize abaloparatide-patch, including in Japan.
Elacestrant (RAD1901)
We exclusively licensed the worldwide rights to elacestrant from Eisai. U.S. Patent No. 7,612,114 (statutory term expires December 25, 2023 which may be extended up to August 18, 2026 with 967 days of patent term adjustment not taking into account any Hatch-Waxman patent term extensions) covers elacestrant as a composition of matter as well as the use of elacestrant for treatment of estrogen-dependent breast cancer. Corresponding patents issued in Australia, Canada, Japan, Poland, and Europe and pending in India will have a statutory expiration date in 2023, not taking into account extension under any applicable laws. We exclusively licensed US 9,421,264 (statutory term expires October 10, 2034) covering the treatment of ER+, SERM-resistant (such as tamoxifen and fulvestrant) breast cancer brain metastasis with elacestrant and related applications covering, more broadly, the use of elacestrant for the treatment of ER+ cancers, such as SERM-resistant ER+ breast cancer (statutory term expires October 10, 2034). Corresponding applications pending in Europe and Canada will have a statutory expiration date in 2035. Polymorphic forms of elacestrant are covered in a U.S. application and a PCT application (filed January 2018) having a projected statutory expiration date in 2038, not taking into account any extension under any applicable laws. Elacestrant combination therapies with a CDK4/6 inhibitor (e.g., palbociclib) or an mTOR inhibitor (e.g., everolimus) for treatment of cancers that are drug-resistant and/or expressing mutant ERα+ are covered by applications pending in the U.S., Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and Singapore (statutory expiration date in 2036, not taking into account any extension under any applicable laws).

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
It is our policy to require our employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information from us to execute confidentiality agreements upon the commencement of employment or consulting relationships. These agreements provide that all confidential information developed or made known to these individuals during the course of the individual’s relationship with us is to be kept confidential and is not to be disclosed to third parties except in specific circumstances. The agreements provide that all inventions conceived by an employee shall be our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.
Our success will depend in part on our ability to obtain and maintain patent protection, preserve trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others, both in the United States and other territories worldwide.
Competition
The development and commercialization of new products to treat the targeted indications of our marketed and investigational product candidates is highly competitive, and TYMLOS faces, and our product candidates, if approved, will face considerable competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies, including Lilly, Amgen, UCB S.A., Novartis, Pfizer, Genentech, and Corium, that currently market and/or are seeking to develop products for similar indications. Many of our competitors have substantially more resources than we do, including financial, manufacturing, marketing, research and drug development resources. In addition, many of these companies have longer operating histories and more experience than us in preclinical and clinical development, manufacturing, regulatory and global commercialization.
Abaloparatide
There are two main types of osteoporosis drugs currently available in the United States, anti-resorptive agents and anabolic agents. Anti-resorptive agents including bisphosphonates, estrogen, SERMs and Amgen's Prolia are the most common treatments for osteoporosis. Teriparatide, marketed by Lilly under the name Forteo/Forsteo (outside the U.S.), is the only other anabolic drug approved in the United States for the treatment of osteoporosis. We are aware of companies pursuing development in the United States of biosimilar and/or generic versions of teriparatide through various regulatory pathways, including Pfenex, Inc., under regulatory review; Teva Pharmaceutical Industries, Ltd., under regulatory review; and APOTEX, under regulatory review (in each case, with launch not expected until expiration of the applicable patents covering teriparatide, or if earlier, invalidation of such patents in connection with patent litigation and/or challenges, or settlements of such challenges). We believe other companies may be in earlier stages of development of a generic version of teriparatide.
Other organizations are also working to develop new therapies to treat osteoporosis. For example, Amgen and UCB are co-developing romosozumab, a humanized monoclonal antibody that inhibits the action of sclerostin, which received Japanese marketing approval in January 2019 and is under regulatory review in the United States.
In addition, we are aware that Corium is developing a transdermal formulation of parathyroid hormone (“PTH”) (1-34) that is in Phase 2 clinical development and which, if approved, would compete with abaloparatide-patch, if approved.
Elacestrant (RAD1901)
Elacestrant for the treatment of hormone receptor positive breast cancer will face competition from SERDs, CNS-penetrant anti-cancer agents and from chemotherapy derivatives. AstraZeneca's Faslodex is the only SERD currently approved in the United States for the treatment of metastatic breast cancer. In addition, there are other organizations working to develop new therapies to treat metastatic hormone receptor-positive breast cancer, including Genentech, AstraZeneca, G1 Therapeutics, InventisBio, H3 Biomedicine, Novartis, and Sanofi, which are each developing oral SERD’s that are currently in Phase 1 and/or Phase 2 clinical development.
RAD140
RAD140 is being developed for women with hormone receptor positive breast cancer. While no SARMs are currently approved as therapeutics in the United States, there are select competitive molecules in development across a range of indications, including in stress urinary incontinence (GTx), hip fractures (Viking Therapeutics), and cachexia (GSK).
We cannot assure you that any of our current investigational product candidates, if successfully developed and approved, will be able to compete effectively against these, or any other competing therapeutics that may become available on the market.
Collaborations and License Agreements
3M
In February 2018, we entered into a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with 3M, pursuant to which 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-coated transdermal patch product (“Product”) and associated applicator devices (“Applicator”). Under the Supply Agreement, 3M will manufacture Product and Applicator for us according to agreed-upon specifications in sufficient quantities to meet our projected supply requirements. 3M will manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity we order. We will pay 3M a mid-to-low single digit royalty on worldwide net sales of Product and reimburse 3M for certain capital expenditures incurred to establish commercial supply of Product. We are responsible for providing, at our expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, 3M and Radius have agreed to work exclusively with each other with respect to the delivery of abaloparatide, PTH, and/or PTH related proteins via active transdermal, intradermal, or microneedle technology.
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

In June 2009, we entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies for us on an exclusive basis. The term of the Development Agreement runs until June 2019 and then automatically renews for additional one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. We pay 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. The Company has paid 3M approximately $26.3 million, in the aggregate, through December 31, 2018 with respect to services and deliverables delivered pursuant to the Development Agreement.
Ipsen Pharma
In September 2005, we entered into a license agreement with Ipsen, as amended (the “License Agreement”) under which we exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan (where we have an option to negotiate a co-promotion agreement for abaloparatide-SC) and France (where our commercialization rights were subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement were met). We believe that Ipsen’s co-marketing and co-promotion rights in France have permanently expired. Ipsen also granted us an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen further granted us an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling us to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and France (as discussed above).
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

Prior to executing the License Agreement for abaloparatide with Radius, Ipsen licensed the Japanese rights for abaloparatide to Teijin Limited (“Teijin”) a Japanese pharmaceutical company. Teijin has initiated a Phase 3 clinical trial of abaloparatide in Japan for the treatment of postmenopausal osteoporosis.
Pursuant to a final decision in arbitration proceedings with Ipsen in connection with the License Agreement, we are obligated to pay Ipsen $5.0 million if abaloparatide receives marketing approval in Japan and a fixed mid single-digit royalty based on net sales of abaloparatide in Japan.
Eisai
In June 2006, we exclusively licensed rights to research, develop, manufacture and commercialize elacestrant and related products from Eisai in all countries, except Japan (the "Eisai Agreement"). In March 2015, we entered into an amendment to the Eisai Agreement in which Eisai granted us an exclusive right and license to research, develop, manufacture and commercialize elacestrant in Japan (the "Eisai Amendment"). Specifically, we licensed the patent application that subsequently issued as U.S. Patent No. 7,612,114 (statutory term expires December 25, 2023 which we expect will be extended to August 18, 2026 with 967 days of patent term adjustment due to delays by the USPTO), entitled "Selective Estrogen Receptor Modulator," the corresponding foreign patent applications and continuing patent applications. In consideration for the worldwide rights to elacestrant and in recognition of certain milestones having been met to date, we have paid to Eisai an aggregate amount of $1.9 million. We have also agreed to pay Eisai additional fees of up to $22.3 million payable upon the achievement of certain clinical and regulatory milestones.
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
Duke
In December 2017, we and Duke University (“Duke”) entered into a patent license agreement (the “Duke Agreement”) pursuant to which we acquired the exclusive worldwide license to certain Duke patents associated with elacestrant (RAD1901) related to the use of elacestrant in the treatment of breast cancer as a monotherapy and in a combination therapy (collectively, the “Duke Patents”).

In consideration for these rights, we incurred non-refundable, non-creditable obligations to pay Duke, an aggregate of $1.3 million, which were expensed as research and development costs during 2017. We also agreed to pay Duke up to an additional $3.8 million upon the achievement of certain future regulatory and commercial milestones. The agreement provides that we would pay Duke a fixed low single-digit royalty based on net sales of a licensed product, on a country-by-country basis, beginning in August 2029 and ending upon expiration of the last licensed patent rights to expire in a country. The latest licensed patent is expected to expire, barring any extension thereof, on October 10, 2034.
If we sublicense the Duke Patents to a third party, the agreement provides that we will pay Duke a percentage of certain payments that we receive from such sublicensee(s). The applicable percentage is in the high single-digit range on certain payments received in excess a pre-specified amount. The Duke Agreement may be terminated by either party upon an uncured material breach of the agreement by the other party. We may terminate the Duke Agreement upon 60 days written notice to Duke, if we suspend our manufacture, use and sale of the licensed products.
Teijin Limited
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan (the "Teijin Agreement"). Teijin is developing abaloparatide-SC in Japan under an agreement with Ipsen and has initiated a Phase 3 trial in Japanese patients with osteoporosis. Pursuant to the Teijin Agreement, we granted Teijin (i) an exclusive payment bearing license under certain of our intellectual property to develop and commercialize abaloparatide-SC in Japan, (ii) a non-exclusive payment bearing license under certain of our intellectual property to manufacture abaloparatide-SC for commercial supply in Japan, (iii) a right of reference to certain of our regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC in Japan, (iv) a manufacture transfer package, upon Teijin’s request, consisting of information and our know-how that is necessary for the manufacture of abaloparatide-SC, (v) an obligation, at Teijin’s request, to manufacture (or arrange for a third party to manufacture) and supply (or arrange for a third party to supply) the active pharmaceutical ingredient for the clinical supply of abaloparatide-SC in sufficient quantities to enable Teijin to conduct its clinical trials in Japan, and (vi) an obligation, at Teijin’s request, to arrange for Teijin to directly enter into commercial supply agreements with our existing contract manufacturers on the same pricing terms and on substantially similar commercial terms to those set forth in our existing agreements with such contract manufacturers.
In consideration for these rights, Teijin agreed to pay us an upfront payment of $10.0 million, which we received in October 2017. The Teijin Agreement also provides for additional payments to us of up to an aggregate of $40.0 million upon the achievement of certain regulatory and sales milestones and requires Teijin to pay us a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, as defined below. In addition, we have an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC in Japan.
Teijin granted us (i) an exclusive license under certain of Teijin’s intellectual property to develop, manufacture and commercialize abaloparatide-SC outside Japan and (ii) a right of reference to certain of Teijin’s regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC outside Japan. Pursuant to the Teijin Agreement, we and Teijin may further collaborate on new indications for abaloparatide-SC. We maintain full global rights to our development program for abaloparatide-patch, which is not part of the Teijin Agreement.
Unless earlier terminated, the Teijin Agreement expires on the later of the (i) date on which the use, sale or importation of abaloparatide-SC is no longer covered by a valid claim under our patent rights licensed to Teijin in Japan, (ii) expiration of marketing or data exclusivity for abaloparatide-SC in Japan, or (iii) 10th anniversary of the first commercial sale of abaloparatide-SC in Japan.
Supply and Manufacturing Agreements
In June 2016, we entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide, the API for TYMLOS. We agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, we made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. We or Ypsomed may terminate the agreement at any time by providing notice to the other party 18 months prior to the end of the then-current term. The agreement may also be terminated by either party upon material breach of the agreement, due to a party’s bankruptcy, insolvency, or dissolution, or due to a change of control of either party under certain circumstances. We may terminate the agreement in the event that Ypsomed is unable to obtain regulatory or other approval for the manufacture and sale of Devices or if such approval is revoked. The Company will purchase the device subject to minimum annual quantity requirements over the initial three-year term of the agreement. The Company is required to purchase a minimum number of batches for CHF 2.4 million ($2.5 million) through the year ended December 31, 2022.
In June 2016, we entered into a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product, to fill cartridges with the drug product, to assemble the pen delivery device, and to package and label the pen for commercial distribution. We agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company has agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement has an initial term of five years, which began on January 1, 2016, after which, it automatically renews for two-year terms unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew. Vetter may terminate the agreement effective upon written notice to us if we fail to maintain certain insurance required under the agreement, or breach provisions regarding ethical business practices, laws, and regulations. We may terminate the agreement effective upon written notice to Vetter if: (1) Vetter fails to obtain or maintain any material governmental licenses or approvals, (2) Vetter has breached provisions regarding ethical business practices, laws, and regulations, or (3) we fail to obtain certain regulatory approvals. Either party may terminate the agreement due to: (1) the other party’s bankruptcy or insolvency, (2) the other party’s uncured breach of the agreement, (3) a continuing force majeure event, or (4) a failure to reach mutual agreement on a change in the scope of work or services that Vetter reasonably believes it cannot perform because the change is in violation of applicable law.
In July 2016, we entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually, equal to €2.9 million ($3.4 million) per year and $17.2 million in total through the year ended December 31, 2022. The agreement has an initial term of six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term. PPL may terminate the agreement for any reason upon 30-months’ notice. We may terminate the agreement for any reason upon 24-months’ notice, if we fail to obtain regulatory marketing approval for abaloparatide upon 12-months’ notice to PPL, or if abaloparatide is withdrawn from the market upon 12-months’ notice to PPL. Either party may terminate the agreement for the other's uncured breach of the agreement due to a party’s bankruptcy, insolvency, or dissolution, or due to certain force majeure events.
Government Regulation
United States—FDA Product Approval Process
The research, development, testing, manufacture, labeling, promotion, marketing, advertising, and distribution, among other things, of our product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, imposition of clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. We expect abaloparatide-patch, elacestrant and RAD140 will each be subject to review by the FDA as a drug pursuant to the NDA process, and we currently only have active investigational new drug (“IND”) applications in relation to abaloparatide, elacestrant and RAD140 in the United States.
Approval Process—None of our drugs may be marketed in the United States until the drug has received FDA approval of an NDA. The steps required to be completed before a drug may be marketed in the United States include, among others:

•	preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;

•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin and must be updated annually;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each proposed indication to FDA’s satisfaction;

•	submission to the FDA of an NDA;

•
satisfactory completion of an FDA pre-approval inspection of one or more clinical trial site(s) at which the drug was studied in a clinical trial(s) to assess compliance with Good Clinical Practices (“GCP”) regulations;

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
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under GCP pursuant to protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Detailed information about many clinical trials must be submitted to the National Institutes of Health (“NIH”) for public disclosure on the government website ClinicalTrials.gov.
Clinical trials necessary for product approval are typically conducted in three sequential phases, but the Phases may overlap. The study protocol and informed consent information for study subjects in clinical trials must also be approved by an Institutional Review Board (“IRB”) for each institution where the trials will be conducted, and each IRB must monitor the study until completion. Study subjects must provide informed consent and sign an informed consent form before participating in a clinical trial. Clinical testing also must satisfy the extensive GCP regulations for informed consent and privacy of individually identifiable information.
Phase 1 trials usually involves the initial introduction of the investigational drug into people to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase 1 studies are usually conducted in healthy individuals and are not intended to treat disease or illness. However, Phase 1b studies are conducted in healthy volunteers or in patients diagnosed with the disease or condition for which the study drug is intended, who present some biomarker, surrogate, or possibly clinical outcome that could be considered for “proof of concept.” Proof of concept in a Phase 1b study typically confirms the hypothesis that the current prediction of biomarker, or outcome benefit is compatible with the mechanism of action.
Phase 2 studies usually involves trials in a limited patient population to: (1) evaluate dosage tolerance and appropriate dosage, (2) identify possible adverse effects and safety risks, and (3) evaluate preliminarily the efficacy of the drug for specific target indications. Several different doses of the drug may be looked at in Phase 2 to see which dose has the desired effects. Patients are monitored for side effects and for any improvement in their illness, symptoms, or both.
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
Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more proposed indications. The testing and approval process requires substantial time, effort and financial resources. Unless the applicant qualifies for an exemption, the filing of an NDA typically must be accompanied by a substantial payment to the FDA, referred to as a “user fee,” which currently exceeds $2 million. The FDA reviews the application and may deem it to be inadequate, and companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee, but the Agency historically has tended to follow such recommendations.
The FDA has various programs, including fast track designation, breakthrough therapy designation, priority review and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those intended to treat serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs for those disease or conditions, and those that provide meaningful benefit over existing treatments. For example, a sponsor may be granted FDA designation of a drug candidate as a “breakthrough therapy” if the drug candidate is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a drug is designated as breakthrough therapy, FDA will take actions to help expedite the development and review of such drug. From time to time, we anticipate applying for such programs where we believe we meet the applicable FDA criteria. A company cannot be sure that any of its drugs will qualify for any of these programs, or even if a drug does qualify, that the review time will be reduced.
In addition to the existing programs described above, additional measures intended to expedite drug product development and review were also included in the 21st Century Cures Act (“Cures Act”). The Cures Act, which was enacted in December 2016, includes provisions intended to enhance and accelerate the FDA’s processes for reviewing and approving new drugs and supplements to approved NDAs. These provisions include (1) requirements that FDA establish a program to evaluate the potential use of real world evidence to help to support the approval of a new indication for an approved drug and to help to support or satisfy post-approval study requirements, (2) requirements that FDA issue guidance for purposes of assisting sponsors in incorporating complex adaptive and other novel trial designs into proposed clinical protocols and applications for new drugs, and (3) authorizing FDA to rely upon qualified data summaries to support the approval of a supplemental application with respect to a qualified indication for an already approved drug.
Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing and production and testing facilities are in compliance with cGMP regulations. If the NDA and the manufacturing facilities are deemed acceptable by the FDA, it may issue an approval letter, and, if not, the agency may issue a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for a specific indication(s). A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. Such a letter usually describes all the deficiencies that the FDA has identified in an NDA that must be satisfactorily addressed before it can be approved. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also require, as a condition of NDA approval, post-marketing testing and surveillance to monitor the drug’s safety or efficacy or impose other conditions. Approval may also be contingent on a Risk Evaluation and Mitigation Strategy (“REMS”) that may include both special labeling and controls, known as Elements to Assure Safe Use, on the distribution, prescribing, dispensing and use of a drug product. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-marketing studies or clinical trials. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market.
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

Post-Approval Requirements—Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to, among other requirements: (1) report certain adverse reactions to the FDA within specific time frames, (2) comply with certain requirements concerning advertising and promotional labeling for their products, (3) continue to have quality control and manufacturing procedures conform to cGMP regulations after approval, (4) make periodic reports to FDA about the approved product, and (5) comply with requirements regarding distribution of the drug product. The FDA periodically inspects the sponsor’s records related to safety reporting, distribution and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMP regulations. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We have used and intend to continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, including recall or withdrawal of the product from the market, labeling changes, imposition of REMS, or the requirement to conduct additional studies.
Hatch-Waxman Act-Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products under section 505(j) of the FDCA. Section 505(j) provides for approval of an abbreviated new drug application (“ANDA”) that contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics, and intended use, among other things, to a previously approved drug (commonly known as the reference drug). In considering whether to approve such a generic drug product, the FDA requires that an ANDA applicant demonstrate, among other things, that the proposed generic drug product’s active ingredient is the same as that of the reference product, that the proposed generic is bioequivalent to the reference product, that any impurities in the proposed product do not affect the product’s safety or effectiveness, and that its manufacturing processes and methods ensure the consistent potency and purity of its proposed product. In addition to the ANDA pathway, the Hatch-Waxman Act also established an abbreviated approval pathway under section 505(b)(2) of the FDCA for applications that contain full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2) permits approval of applications other than those for duplicate products and permits reliance for such approvals on literature or on FDA’s finding of safety or effectiveness for an approved drug product.
The Hatch-Waxman Act provides five years of data exclusivity for new chemical entities (“NCE”) referred to as NCE exclusivity, which generally (except as discussed below) prevents the FDA from accepting ANDAs and section 505(b)(2) applications containing the protected active ingredient or active moiety for five years after initial approval of the NCE. A drug is a NCE if the FDA has not previously approved an NDA for another drug that contains the same active moiety, which FDA defines to mean the molecule or ion (excluding certain specified appended portions) responsible for the physiological or pharmacological action of the drug substance. TYMLOS qualified as an NCE, thus received five years of NCE exclusivity following the FDA’s approval in April 2017. Under FDA’s “umbrella policy,” NCE exclusivity protects all drug products that contain the qualifying NCE, so if abaloparatide-patch is approved prior to the expiration to the NCE exclusivity granted to TYMLOS, we would expect abaloparatide-patch to be protected by any remaining NCE exclusivity period.
The Hatch-Waxman Act also provides three years of exclusivity for applications (including supplements) containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA’s approval of new versions or conditions of use of previously approved drug products, such as new indications, delivery mechanisms, dosage forms, strengths, or other conditions of use. For example, if we are successful in performing a clinical trial of abaloparatide-patch that provides a new basis for approval (a different delivery mechanism) and that FDA considers essential to approval of the drug, it is possible that we may become eligible for a three-year period of market exclusivity for approval of an NDA for abaloparatide-patch. Any such three-year exclusivity period would protect against the approval (but not the filing) of ANDAs and section 505(b)(2) applications referencing abaloparatide-patch for the protected transdermal route of administration. Such exclusivity period for abaloparatide-patch would generally not, however, prohibit the FDA from accepting or approving ANDAs or section 505(b)(2) applications referencing only abaloparatide-SC or section 505(b)(2) applications that reference abaloparatide-patch but that seek approval for a different route of administration or for a use other than for the indication that has been approved for abaloparatide-patch.
The Hatch-Waxman Act requires NDA applicants and NDA holders to submit certain information about patents related to their drugs for listing in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book). ANDA and section 505(b)(2) applicants generally must submit a certification or statement regarding each of the patents listed with the FDA for the reference product. A certification that a listed patent is invalid and/or will not be infringed by the marketing of the ANDA or section 505(b)(2) applicant’s product is called a “Paragraph IV certification.” If the sponsor of an ANDA or section 505(b)(2) application that references a drug with unexpired exclusivity provides a Paragraph IV certification for a patent for a reference product that is protected by NCE exclusivity, then the FDA may accept the ANDA or section 505(b)(2) application beginning four years after approval of the reference product’s NDA (rather than five years). If an ANDA or section 505(b)(2) application containing a Paragraph IV certification is submitted to the FDA and accepted as a reviewable filing by the Agency, the ANDA or section 505(b)(2) applicant then must provide, within 20 days of FDA acceptance, notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant’s opinion that the patent is invalid and/or not infringed. The NDA holder or patent owner then may file suit against the ANDA or section 505(b)(2) applicant for patent infringement. If this is done within 45 days of receiving notice of the Paragraph IV certification, a 30-month stay of the FDA’s ability to approve the ANDA or section 505(b)(2) application is triggered. The 30-month stay begins on the date of receipt of the Paragraph IV notice and, in the case where an ANDA or section 505(b)(2) application is submitted before a reference product’s NCE exclusivity expires (i.e., four years after approval of the reference product), the 30-month period is extended to ensure that approval of the ANDA or section 505(b)(2) application cannot be granted for 7-1/2 years after initial approval of the reference product. Nevertheless, the FDA may approve the proposed product before the expiration of the 30-month stay (or 7-1/2 year period) if a court finds the patent invalid and/or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.
European Union—Product Approval Process
In the European Union, medicinal products are authorized following a similar demanding process as that required in the United States and applications for marketing authorization must be submitted based on the ICH Common Technical Document format. In the European Economic Area (“EEA”) (comprising 28 EU Member States plus Iceland, Liechtenstein and Norway), medicines can be authorized by using either the centralized authorization procedure or national authorization procedures, albeit through the decentralized or mutual recognition procedure to gain access to two or more EEA Member States.
Centralized procedure—Under the centralized procedure governed by Regulation (EC) 726/2004, a single marketing authorization application is submitted to the EMA for its scientific evaluation of the safety, quality and efficacy. The CHMP then carries out a scientific assessment of the application and issues an opinion on the approvability of the medicine. Following adoption of the CHMP’s opinion, the European Commission, as the EU licensing authority, will adopt a legally binding decision on granting of a centralized marketing authorization which is valid across the EU and through the EEA Treaty, the Member States of the EEA. The centralized procedure is mandatory for human medicines derived from certain biotechnology processes, advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), medicines containing a new active substance falling within the mandatory centralized procedure such as those which are indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, or neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and orphan-designated medicines. The centralized procedure is optional for applicants seeking marketing authorizations for medicines which contain a new active substance which is not authorized in the EEA. Alternatively, a medicine which is shown to constitute a significant therapeutic, scientific or technical innovation, or if its authorization via the centralized procedure would be in the interest of public health in the EEA would be considered as eligible for centralized assessment.
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

Good manufacturing practices—Like the FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacture of pharmaceutical and biologic products. Prior to the CHMP adopting an opinion with respect to approvability of an application for marketing authorization, the EMA, acting upon the advice of the CHMP, may decide to coordinate an inspection to be undertaken by the designated EU Supervising Authority of the proposed manufacturing site to verify the manufacturer’s compliance with EU GMP principles and guidelines or to investigate a specific GMP-related matter that may arise from the assessment of the application. If there is a material change in manufacturing equipment, location, or process, affecting the quality of the product, additional regulatory review and approval may be required from the relevant competent regulatory authority. Once we or our partners commercialize products, we will be required to comply with GMP with regard to manufacture and control, and product-specific requirements according to the terms of the marketing authorization. Also, like the FDA, the EMA (as a coordinating body for centrally authorized medicinal products), the competent authorities of the EU Member States and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If it is determined that the equipment, facilities, or processes used to manufacture our product do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions, or enforcement actions and/or remedies against the manufacturer holding the requisite manufacturing authorization and us, including the suspension of our manufacturing operations or the withdrawal of our product from the market.
Data and market exclusivity—Similar to the United States, there is a process for approval of generic versions of innovator drug products in the European Union. Abridged applications for the authorization of generic versions of drugs authorized centrally by the European Commission can be submitted to the EMA through the centralized procedure referencing the innovator’s non-clinical and clinical data to support generic approval provided always that the following conditions are met: the generic product has the same qualitative and quantitative composition in the active substances and the same pharmaceutical form as the reference innovator drug product and the generic product is shown to be bioequivalent to the reference product.
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
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities to provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Parts A and B, Part D coverage may vary based on the Part D plan sponsor. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each Part D prescription drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, although not necessarily all of the drugs within each category or class and must cover all or substantially all medications within six protected classes of drugs: immunosuppressants, antidepressants, antipsychotics, anticonvulsants, antiretrovirals, and antineoplastics. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. A significant proportion of patients eligible for TYMLOS are Medicare beneficiaries and as of January 17, 2019, TYMLOS was covered for 67% of the covered lives under Medicare Part D.
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
The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research would be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes of Health, and periodic reports on the status of the research and related expenditures would be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear whether research would have any effect on the sales of any of our products that is successfully developed and approved, if the product or the condition that it is intended to treat becomes the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits of a competitor’s product could adversely affect the sales of any of our products that is successfully developed and approved. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.
The Patient Protection and Affordable Care Act (the “ACA”) as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively the ACA, is expected to have a significant impact on the health care industry. The ACA expands coverage for the uninsured while at the same time containing overall healthcare costs. Among other things, the ACA expands and increases industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. Any such legislative changes associated with healthcare reform, including the ACA, may have a significant impact on drug pricing, and could limit pricing flexibility or expand rebate liabilities of drug manufacturers.
On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 (the “ATRA”) was enacted, which among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers.
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
Decisions on pricing and reimbursement of medicinal products in the European Union are based upon national rules subject to the control of the Transparency Directive, (Council Directive 89/105/EEC) which aims to ensure the transparency of measures established by EU countries to control the pricing and reimbursement of medicinal products. It defines a series of procedural requirements designed to verify that national pricing and reimbursement decisions do not create obstacles to the pharmaceutical trade within the EU’s Internal Market. The competent authorities of each of the 28 EU Member States have adopted individual national measures aimed at regulating the pricing and reimbursement of medicinal products in their territory. These measures often vary widely in nature, scope and application. However, a major element that they have in common is an increased move toward reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement, and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries’ existing price-control methodologies, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). It is increasingly common in many EU Member States for Marketing Authorization Holders to be required, in order to get support for reimbursement under national health schemes and, therefore, access to the market, to demonstrate the cost effectiveness or otherwise added value benefit of their products as compared to products (which are considered as standard of care) already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.
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
Sales and Marketing
The FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. Generally, a company can make only those claims relating to safety and efficacy that are approved by the FDA following review and approval of an NDA. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations and enforcement policies do impose stringent restrictions on manufacturers’ communications regarding off-label uses. In addition, the FDA also regulates communications about investigational drugs, including with respect to the pre-approval promotion of investigational drugs. Recent case law suggests that pharmaceutical companies may have a First Amendment right to provide truthful and non-misleading information about off-label uses of their products to physicians and others, but the scope of this right remains unclear. Accordingly, failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.
We may also be subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. Moreover, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes, so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA permits the government to assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.
False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products, if approved, may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also can be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing.

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
There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our actions could be subject to the penalty provisions of the pertinent state authorities.
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
Other Laws and Regulatory Processes
We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the Securities and Exchange Commission (“SEC”) and the regulations of the Nasdaq Global Market or any national securities exchange on which our capital stock may be traded. In addition, the Financial Accounting Standards Board (“FASB”) the SEC and other bodies that have jurisdiction over the form and content of our accounts, our consolidated financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.
Our international operations are subject to compliance with the Foreign Corrupt Practices Act (the “FCPA”) which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA for activities by our partners, collaborators, clinical research organizations, vendors or other agents.
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
Employees
As of December 31, 2018, we employed 398 full-time employees and 67 part-time employees. Of the total 465 employees, 130 of our employees were engaged in research and development activities and 335 were engaged in support administration, including business development and finance. Of the 335 employees engaged in support administration, 229 are part of our commercial organization. We use and intend to continue using clinical research organizations and other third parties to perform our clinical studies and manufacturing.
Corporate Information

We were incorporated in the state of Delaware on February 4, 2008 under the name MPM Acquisition Corp. In May 2011, we entered into a reverse merger transaction, or the Merger, with our predecessor, Radius Health, Inc., a Delaware corporation formed on October 3, 2003 (the “Former Operating Company”) pursuant to which the Former Operating Company became a wholly-owned subsidiary of ours. Immediately following the Merger, the Former Operating Company was merged with and into us and we assumed the business of the Former Operating Company and changed our name to Radius Health, Inc.
Legal Proceedings
From time to time, we are party to litigation arising in the ordinary course of our business. As of February 1, 2019, we were not party to any significant litigation.
Investor Information
Financial and other information about us is available on our website at www.radiuspharm.com. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we have previously filed registration statements and other documents with the SEC. Any document we file may be inspected at the SEC’s internet address at www.sec.gov. These website addresses are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.

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

We are not currently profitable and may never become profitable. We had net losses of $221.3 million, $254.2 million, and $182.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $1.1 billion. Until we succeed in commercializing TYMLOS, we expect to incur substantial losses and may never achieve or maintain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially as we:

•	continue to maintain and build our commercial infrastructure, including adding internal systems and hiring additional personnel;

•	commercialize TYMLOS or any other product candidates, if approved;

•	continue to undertake preclinical development and clinical trials for product candidates; and

•	seek regulatory approvals for product candidates.
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
We only started to generate product revenues in 2017. Our ability to become profitable depends upon our ability to generate sufficient revenue. Despite obtaining FDA approval for TYMLOS for the treatment of postmenopausal women with osteoporosis, we may not be able to generate sufficient revenue to attain profitability. Our ability to generate profits from sales of TYMLOS is subject to our ability to manufacture commercial quantities of TYMLOS with third parties at acceptable cost levels and maintain sales and marketing capabilities in the United States or identify and potentially enter into one or more strategic collaborations to effectively market and sell TYMLOS outside of the United States. Even though TYMLOS has been approved by the FDA for marketing and commercial sale for the treatment of postmenopausal women with osteoporosis, it may not gain market acceptance or leadership or achieve commercial success. We expect to continue to incur significant expenses and net losses as we commercialize TYMLOS and continue development and commercialization efforts for our other product candidates. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures with our existing cash and cash equivalents and short and long-term marketable securities, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of our equity, royalty-based financing arrangements or the incurrence of debt.
Based upon our cash, cash equivalents and marketable securities balance as of December 31, 2018, we believe that, prior to the consideration of proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for at least twelve months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. If we fail to obtain additional capital, we may be forced to reduce or forego sales and marketing efforts for TYMLOS or may be unable to complete our planned preclinical and clinical trials and obtain approval of our product candidates from the FDA and foreign regulatory authorities. In addition, we could be forced to discontinue product development or forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies and the expenses associated with our commercialization efforts for TYMLOS.

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
We are a company with a limited operating history and have only recently started commercializing TYMLOS in the U.S.. The successful commercialization of TYMLOS or any of our product candidates will require us to perform a variety of functions, including:

•	conducting sales and marketing activities for products if and when approved;

•	continuing to undertake preclinical development and clinical trials;

•	participating in regulatory approval processes; and

•	formulating and manufacturing products.
Until our commercial launch of TYMLOS in the U.S. in 2017, our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking preclinical and clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing further in our securities.
Our financial results may fluctuate from quarter to quarter, which makes our results difficult to predict and could cause our results to fall short of expectations.
Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Particularly over the near term as we continue to maintain and refine our commercial capabilities and commercialize TYMLOS, our revenues may fluctuate from quarter to quarter and our future quarterly and annual expenses as a percentage of our revenues may be significantly different from those we have recorded in the past or which we expect for the future. Our financial results in some quarters may fall below expectations. Any of these events as well as the various risk factors listed in this “Risk Factors” section could adversely affect our financial results and cause our stock price to fall.
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
The value of our investments in marketable securities may be adversely affected by changes in interest rates, downgrades in the creditworthiness of any bonds we hold, turmoil in the credit markets and financial services industry and by other factor which may result in other than temporary declines in the value of our investments. Decreases in the market value of our marketable securities could have an adverse impact on our statements of financial position, results of operations and cash flow.
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
We may be the target of claims asserting violations of securities fraud and derivative actions, or other litigation or arbitration proceedings. Any litigation or arbitration proceedings could result in substantial costs and divert management’s attention and resources. These lawsuits or arbitration proceedings may result in large judgments or settlements against us, any of which could have a material adverse effect on its business, operating results, financial condition and liquidity.
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
Risks Related to the Commercialization and Development of Our Product Candidates
We are heavily dependent on the commercial success of TYMLOS, which we launched in 2017; we may not be able to meet expectations with respect to TYMLOS sales or attain profitability and positive cash-flow from operations.
Our ability to successfully commercialize TYMLOS, our first and currently only approved product, is critical to the execution of our business strategy. TYMLOS may not achieve market acceptance or leadership in the United States, or in any international markets where it may subsequently be approved, among physicians, patients, and third-party payors, and may not be commercially successful. The degree of market acceptance and commercial success of TYMLOS will depend on a number of factors, including the following:

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
Our current and future product candidates may never receive regulatory approval.
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

•	the FDA or foreign regulatory authorities may not accept data generated at our clinical trial sites;

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
We have a global pharmacovigilance agreement with Teijin Limited, or Teijin, a Japanese pharmaceutical company, that provides for the exchange of information related to serious and non-serious adverse reactions to abaloparatide by patients enrolled in clinical studies. The purpose of the agreement is to enable safety reporting to global health agencies. Teijin is conducting a Phase 3 clinical trial of abaloparatide-SC in Japan for the treatment of postmenopausal osteoporosis. Should Teijin advise us in accordance with our agreement of a serious adverse event experienced by patients enrolled in their study, we would need to report the serious adverse event to the FDA, which could adversely affect or delay our ability to maintain or obtain regulatory approval in the United States.
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
In order to market any products outside of the United States, we must comply with numerous and varying regulatory requirements of other countries for marketing authorization, including those regarding safety, efficacy and manufacturing. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these Risk Factors regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. For example, in March 2018, the CHMP adopted a negative opinion on our MAA for abaloparatide-SC. In July 2018, following a re-examination procedure, the CHMP maintained its negative opinion and on January 7, 2019, the European Commission adopted a decision refusing approval of the MAA on the basis of the negative opinion of the Committee. As a result, we will not receive marketing authorization for abaloparatide-SC in the European Union.
Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize TYMLOS, elacestrant, or any of our other product candidates.
The commercialization of TYMLOS and the development and potential commercialization of elacestrant or any of our product candidates will require substantial cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we plan to enter into a worldwide co-development and co-commercialization strategic collaboration with a global oncology partner to broaden development of elacestrant to potentially address earlier lines of treatment in combination with other anti-cancer agents. We will face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements.
The terms of any collaborations or other arrangements that we may establish may not be favorable to us. If that were to occur or if we are not successful in entering into collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.
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
RAD140 is in early stages of clinical trials.
RAD140 is currently in the early stages of development and requires extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an NDA or equivalent application to foreign regulatory authorities for regulatory approval for this or any of our other product candidates or whether any such NDA or equivalent application would be accepted for filing by the FDA or foreign regulatory authorities or approved if filed.
The results of clinical trials may not support our product candidate claims.
Even if our clinical trials are completed as planned, we cannot be certain that the results will support regulatory approval of our product candidates. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for proposed uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDAs to the FDA or equivalent application to foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials to date have generally involved small patient populations. Because of the small sample sizes, the results of these clinical trials may not be indicative of future results.
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
TYMLOS and any other product candidate for which we obtain marketing approval, along with the manufacturing processes, distribution processes, post-approval clinical data, labeling, advertising and promotional activities for such product, are subject to continuing requirements of and review by the FDA and foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of drug products, including drug samples to physicians and recordkeeping. Marketing approval of TYMLOS and any other product candidate for which we obtain marketing approval is subject to limitations on the indicated uses for which it may be marketed or to the conditions of approval, and contain requirements for costly post-marketing testing and surveillance to monitor the safety and/or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and, if we market TYMLOS or any of our other products which may be approved for other than their approved indications, we may be subject to enforcement action for off-label marketing.
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
Decisions in the European Union on pricing and reimbursement of medicinal products are based upon national rules subject to the control of the Transparency Directive, which aims to ensure the transparency measures established by EU countries to control the pricing and reimbursement of medicinal products. The Transparency Directive defines a series of procedural requirements designed to verify that national pricing and reimbursement decisions do not create obstacles to the pharmaceutical trade within the EU’s Internal Market. The competent authorities of each of the 28 EU Member States have adopted individual policies and rules regulating the pricing and reimbursement of medicinal products in their territory. These national measures controlling pricing and reimbursement often vary widely in nature, scope and application. However, a major element that they have in common is an increased move toward reduction in the reimbursement price of medicinal products, a reduction in the number and type of products selected for reimbursement, and an increased preference for generic products over innovative products. These efforts have mostly been executed through these countries’ existing price-control methodologies, including price cuts, mandatory rebates, value-based pricing, and reference pricing (i.e., referencing prices in other countries and using those reference prices to set a price). It is increasingly common in many EU Member States for Marketing Authorization Holders to be required, in order to obtain support for reimbursement under national health systems and, therefore, practical access to the market to demonstrate the cost-effectiveness or added value benefit of their products as compared to products (which are considered as standard of care) already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.
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

We depend on a number of single source contract manufacturers to supply key components of abaloparatide. For example, we depend on PPL, which has agreed to produce supplies of abaloparatide API to support the abaloparatide-SC and abaloparatide-patch clinical studies and the commercial supplies of TYMLOS. We also depend on Vetter and Ypsomed for the production of finished drug product clinical and commercial supplies of TYMLOS, 3M for the production of abaloparatide-patch and Patheon for the production of elacestrant. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce abaloparatide or related components or elacestrant in required quantities, on a timely basis or at all, and/or in compliance with the terms of our agreements, our business and financial condition would be materially harmed. Because the manufacturing process for abaloparatide-patch requires the use of 3M's proprietary technology, 3M is the sole source for supplies of abaloparatide-patch. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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
Risks Related to Marketing and Sale of Our Products
If we are unable to build or maintain appropriate and effective commercial capabilities on our own or through partnerships or collaborations, we may not be able to successfully commercialize TYMLOS, elacestrant or any of our other product candidates or generate product revenue.
We established a sales force to market and sell TYMLOS in the United States to specialists and intend to pursue collaborative arrangements to market and sell abaloparatide-SC outside of the United States. In addition, we plan to enter into a worldwide co-development and co-commercialization strategic collaboration with a global oncology partner to broaden development of elacestrant to potentially address earlier lines of treatment in combination with other anti-cancer agents. Therefore, our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators' strategic interest in the products under development and such collaborators' ability to successfully develop, market, and sell any such products.
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

•
train our sales representatives, to deliver clear and compelling messages within the scope of the approved labeling and in accordance with other applicable FDA requirements regarding TYMLOS, or any of our product candidates that may be approved, and to be credible and persuasive in educating physicians on the appropriate situations to consider prescribing as set forth in the approved labeling;

•	ensure our commercial customer-facing team, including sales, market access, and field logistics professionals, effectively build relationships with their respective customers;

•	manage a geographically dispersed national commercial customer-facing organization; and

•	manage our growth and the integration of new personnel.

Building and maintaining our commercial and medical affairs capabilities may be more expensive and time consuming than we anticipate, requiring us to divert resources from other intended purposes or preventing us from building these capabilities to the desired levels. Any failure or delay in building and maintaining these capabilities on our own or through partnerships or collaborations will adversely impact the successful commercialization of TYMLOS, elacestrant, or any of our other product candidates. If we establish a partnership or collaboration for purposes of commercializing elacestrant, abaloparatide-SC, or any of our other current or future product candidates, the launch of that product candidate would need to be established in conjunction with our partner, which could result in a change in timing of the commercial launch.
In addition, given our existing resources and emerging experience in marketing, selling and distributing pharmaceutical products, our initial specialty sales force may be materially smaller than the actual number of sales representatives required to successfully commercialize elacestrant or any of our other product candidates. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of elacestrant or our other product candidates.
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
In April 2017, we received FDA approval of TYMLOS for the treatment of postmenopausal women with osteoporosis at high risk for fracture. TYMLOS competes in the U.S. against well-known treatment options, including teriparatide, marketed by Lilly in the U.S. as Forteo. TYMLOS may also face competition from generic or biosimilar versions of teriparatide. For example, we are aware of companies pursuing development of biosimilar and/or generic versions of teriparatide in the U.S. The availability of a generic or biosimilar teriparatide on the market would likely exert pricing and reimbursement pressure on the anabolic class in which abaloparatide-SC would compete. In addition, there are other organizations working to develop new therapies to treat osteoporosis. For example, UCB and Amgen are co-developing an anti-sclerostin anabolic monoclonal antibody for the treatment of osteoporosis, which received Japanese marketing approval in January 2019 and is under regulatory review in the United States. In order to compete successfully in this market, we will have to demonstrate to patients, physicians and third-party payors that the treatment of postmenopausal women with osteoporosis at high risk of fracture with TYMLOS is worthwhile and is a better alternative to existing or new therapies.
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
If our efforts to protect our intellectual property related to TYMLOS/abaloparatide-SC, abaloparatide-patch, elacestrant and/or RAD140 fail to adequately protect these assets or if we are unable to secure all necessary intellectual property, we may lose the ability to license or successfully commercialize one or more of these products or product candidates.
Our commercial success is significantly dependent on intellectual property related to our portfolio of product and candidates. We are either the licensee or assignee of numerous issued and pending patent applications that cover various aspects of our assets, including TYMLOS/abaloparatide-SC, abaloparatide-patch, elacestrant and RAD140.
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
We and Ipsen are also co-assignees to U.S. Patent No. 7,803,770 that we believe provides exclusivity until October 3, 2027 and may be adjusted to March 26, 2028 in the United States (not including any Hatch-Waxman patent term extension) for the method of treating osteoporosis with the therapeutic dose for abaloparatide-SC. We and Ipsen are also co-assignees to U.S. Patent Nos. 8,148,333 and 8,748,382 for the therapeutic formulation for abaloparatide-SC that we believe provides exclusivity until October 3, 2027 in the United States (not including any Hatch-Waxman patent term extension).
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

The elacestrant composition of matter patents in the United States expire in 2023 and may be adjusted to 2026 (not including any Hatch-Waxman patent term extension). We exclusively licensed US 9,421,264 covering the treatment of ER+, SERM-resistant (such as tamoxifen and fulvestrant) breast cancer brain metastasis with elacestrant and related applications covering, more broadly, the use of elacestrant for the treatment of ER+ cancers, such as SERM-resistant ER+ breast cancer (statutory term expires October 10, 2034, not taking into account any extension under any applicable laws). Corresponding applications pending in Europe and Canada will have a statutory expiration date in 2035. Polymorphic forms of elacestrant are covered in a U.S. application and a PCT application (filed January 2018) having a projected statutory expiration date in 2038, not taking into account any extension under any applicable laws. Elacestrant combination therapies with a CDK4/6 inhibitor (e.g., palbociclib) or an mTOR inhibitor (e.g., everolimus) for treatment of cancers that are drug-resistant and/or expressing mutant ERα+ are covered by applications pending in the U.S., Australia, Brazil, Canada, China, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and Singapore (statutory expiration date in 2036, not taking into account any extension under any applicable laws). We could encounter challenges or difficulties in maintaining and/or defending our intellectual property both in the United States and abroad.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will come due for payment periodically throughout the lifecycle of patent applications and issued patents. In order to help ensure that we comply with any required fee payment, documentary and/or procedural requirements as they might relate to any patents for which we are an assignee or co-assignee, we employ competent legal help and related professionals as needed to comply with those requirements. Our outside patent counsel uses third parties for patent annuity payments. We depend on Eisai to comply with any required fee payment, documentary and/or procedural requirements as they might relate to any patents we have licensed from them. Failure to meet a required fee payment, document production or procedural requirement can result in the abandonment of a pending patent application or the lapse of an issued patent. In some instances, the defect can be cured through late compliance but there are situations where the failure to meet the required event cannot be cured. Any failures could compromise the intellectual property protection around our preclinical or clinical candidates and possibly weaken or eliminate our ability to protect our eventual market share for that product.
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
The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, the United Kingdom (“UK”) held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The UK’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do or may do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.
For example, Brexit could result in the UK or the EU significantly altering its regulations affecting the clearance or approval of our product candidates that are developed in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. In addition, the announcement of Brexit and the withdrawal of the UK from the EU have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.
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
Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Risks Related to Employee Matters and Managing Growth
We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.
Although we have already added several capabilities, we may need to add additional qualified personnel and resources as we continue our commercialization of TYMLOS. Our current infrastructure may be inadequate to support our recent and expected growth. In particular, we may need to grow our internal sales, marketing, and distribution capabilities to successfully market TYMLOS and any other drug that we may successfully develop. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
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
We have only recently started to commercialize our first drug product. We have built a commercial team and established the organizational infrastructure we believe necessary for successful commercialization of TYMLOS in the United States. We will need to commit significant time, financial and managerial resources to maintain and further develop our marketing and sales force to ensure they have the technical expertise required to address any challenges we may face with the commercialization of TYMLOS. Factors that may inhibit our efforts to maintain and develop our commercialization capabilities include:

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
The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	actions or delays by the FDA, EMA or other foreign regulatory authority in respect of any NDA, MAA or other application we may submit for any of our product candidates;

•	results of clinical trials of our product candidates or those of our competitors;

•	our operating performance and the operating performance of similar companies;

•	the success of competitive products;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our products, including changes in the structure of healthcare payment systems;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales or other transfers of our shares of common stock by existing stockholders;

•	general political, economic and market conditions; and

•	the other factors described in this "Risk Factors" section.
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
Pursuant to our equity incentive plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants and pursuant to our employee stock purchase plan, eligible employees may also participate in an employee stock purchase plan sponsored by us. All such awards will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations, which will result in dilution to our existing shareholders.
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
Each of our executive officers is party to an employment agreement, and each of our other employees is party to an agreement or participates in a plan, which provides change in control severance benefits including cash payments for severance and other benefits and acceleration of vesting of stock options and other equity awards in the event of a termination of employment in connection with a change in control of us. The payment of these severance benefits could harm our financial condition and results. The accelerated vesting of options and equity awards could result in dilution to our existing stockholders and harm the market price of our common stock.
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
As of December 31, 2018, we had $912.5 million of federal and $580.1 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed studies through December 31, 2015, to determine whether any ownership change has occurred since our formation and have determined that transactions have resulted in two ownership changes, as defined under Section 382. There could be additional ownership changes in the future that could further limit the amount of net operating loss and tax credit carryforwards that we can utilize.
Under the Tax Cuts and Jobs Act (the “Tax Act”), the amount of post-2017 net operating loss carryforwards that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss carryforward deduction itself.  The Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating loss carryforwards to be carried forward indefinitely.  There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing net operating loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Details of each of our principal properties as of December 31, 2018, are provided below:

Location	Function	Size (approximate square feet)	Property Interest
Waltham, MA, USA	Corporate Headquarters	26,553	Leased
Parsippany, NJ, USA	Office space	10,528	Leased
Wayne, PA, USA	Office space	2,404	Leased
Wayne, PA, USA	Office space	26,401	Subleased
Boston, MA, USA	Laboratory and office space	6,995	Subleased

ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we are party to litigation arising in the ordinary course of our business. As of February 1, 2019, we were not party to any significant litigation.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference. Refer to Item 12 of Part III of this Annual Report on Form 10-K for additional information.
Market Information
Our common stock has been traded on The Nasdaq Global Market under the symbol “RDUS” since the initial public offering of our common stock on June 6, 2014. Prior to that time there was no public market for our common stock.
On February 25, 2019, the closing price of our common stock was $19.58 per share as reported on The Nasdaq Global Market.
Stock Performance Graph

        This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended.
The graph set forth below compares the cumulative total stockholder return on our common stock between June 6, 2014 (the date of the initial public offering of our common stock) and December 31, 2018, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 6, 2014 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 6, 2014 of $8.01 per share as the initial value of our common stock and not the initial offering price to the public of $8.00 per share.
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
_____________________________________________________________________________
*    $100 invested on June 6, 2014 in stock or index
Holders
As of February 25, 2019, there were 25 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the fourth quarter ended December 31, 2018.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no such repurchases of shares of common stock made during the fourth quarter of the fiscal year ended December 31, 2018.

ITEM 6.    SELECTED FINANCIAL DATA.
You should read the following selected financial data together with our consolidated financial statements and the related notes contained in Item 8 of Part II of this Annual Report on Form 10-K. We have derived the statements of operations data for each of the three years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The selected balance sheet data as of December 31, 2016, 2015 and 2014 and the statement of operations data for the years ended December 31, 2015 and 2014 has been derived from the audited financial statements for such years not included in this Form 10-K.
The financial information set forth below for the year ended December 31, 2018, 2017, 2016, 2015, and 2014 has been recast to reflect the adoption of Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.
The historical financial information set forth below may not be indicative of our future performance and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes to those statements included in Item 7 of Part II and Item 8 of Part II, respectively, of this Annual Report on Form 10-K.

Statement of Operations and Comprehensive Loss Data	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
REVENUES:
Product revenue, net	$99,239	$12,112	$—	$—	$—
License revenue	—	10,000	—	—	—
Operating expenses:
Cost of sales - product	7,627	932	—	—	—
Cost of sales - intangible amortization	799	400	—	—	—
Research and development	99,911	83,076	107,406	68,280	45,719
Selling, general and administrative	184,164	186,677	77,542	30,797	13,674
Other operating expense	10,801	—	—	—	—
Loss from operations	(204,063)	(248,973)	(184,948)	(99,077)	(59,393)
Other (expense) income:
Other (expense) income, net	59	(192)	(293)	(1,607)	(713)
Interest (expense) income, net	(17,333)	(5,072)	2,437	(842)	(2,373)
Net loss	(221,337)	(254,237)	(182,804)	(101,526)	(62,479)
Other comprehensive loss, net of tax:
Unrealized gain (loss) from available-for-sale securities	(441)	(385)	66	26	(21)
Comprehensive loss	$(221,778)	$(254,622)	$(182,738)	$(101,500)	$(62,500)
Net loss attributable to common stockholders	$(221,337)	$(254,237)	$(182,804)	$(101,526)	$(71,479)
Net loss per share applicable to common stockholders—basic and diluted	$(4.88)	$(5.80)	$(4.24)	$(2.56)	$(4.04)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	45,356,263	43,804,660	43,067,952	39,643,099	17,699,487

	As of December 31,
Balance Sheet Data	2018	2017	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$59,321	$118,564	$258,567	$159,678	$28,518
Marketable securities	177,140	311,692	73,880	313,661	76,758
Working capital	228,604	216,079	302,084	459,128	86,774
Total assets	286,962	461,658	340,282	482,465	108,417
Long-term liabilities	179,901	166,195	379	—	24,394
Total liabilities	226,330	219,622	33,104	21,180	44,953
Total convertible preferred stock and redeemable convertible preferred stock	—	—	—	—	—
Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity	286,962	461,658	340,282	482,465	108,417

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Executive Overview
We are a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics in the areas of osteoporosis and oncology. In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of January 17, 2019, TYMLOS was available and covered for approximately 283 million U.S. insured lives, representing approximately 99% of U.S. commercial and 67% of Medicare insured lives. In May 2017, we announced positive top-line results from our completed 24-month ACTIVExtend clinical trial for TYMLOS, which met all of its primary and secondary endpoints. In July 2017, we entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. Under this agreement, we received an upfront payment and are entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. In October 2018, the FDA approved a labelling supplement for TYMLOS in connection with the results from our ACTIVExtend trial to reflect that after 24 months of open-label alendronate therapy, the vertebral fracture risk reduction achieved with TYMLOS therapy was maintained. In March 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a negative opinion on our European Marketing Authorisation Application (“MAA”) for abaloparatide-SC. In July 2018, following a re-examination procedure, the CHMP maintained its negative opinion and on January 7, 2019, the European Commission adopted a decision refusing approval of the MAA on the basis of the negative opinion of the Committee. In March 2018, we initiated a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. In July 2018, we initiated a bone histomorphometry study, which will enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.
We are developing an abaloparatide transdermal patch (“abaloparatide-patch”), for potential use in the treatment of postmenopausal women with osteoporosis. In January 2018, we met with the FDA and gained alignment with the agency on a single, pivotal bone mineral density (“BMD”) non-inferiority bridging study to support an NDA submission. The FDA agreed that, depending on the study results, a randomized, open label, active-controlled, non-inferiority Phase 3 study of up to 500 patients with postmenopausal osteoporosis at high risk of fracture would be sufficient to gain approval for abaloparatide-patch. The FDA confirmed that the primary endpoint will be change in lumbar spine BMD at 12 months and that the non-inferiority margin must preserve 75% of the active control (abaloparatide-SC) based on the lower bound of the 95% confidence interval. We expect to initiate this pivotal study in mid-2019 and to complete it in 2020. In February 2018, we entered into a Scale-Up and Commercial Supply Agreement with 3M Company (“3M”) pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In partnership with 3M, we selected Patheon N.V. (part of Thermo Fisher Scientific) to conduct the abaloparatide-patch coating process and packaging operations. We have made significant progress scaling up to support our planned Phase 3 study and potential commercial batches. In October 2018, we committed to fund 3M's purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-patch. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are excepted to be paid in full in the third quarter of 2020.
We are also developing our investigational product candidate, elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), for potential use in the treatment of hormone receptor-positive breast cancer. We initiated our Phase 3 EMERALD study of elacestrant in late November 2018 with a planned recruitment period of 18 to 21 months. The Phase 3 study is a single, randomized, open label, active-controlled Phase 3 trial of elacestrant as a second or third-line monotherapy in approximately 460 patients with estrogen receptor-positive (“ER+”) and human epidermal growth factor receptor 2-negative (“HER2-”) advanced or metastatic breast cancer who have received prior treatment with one or two endocrine therapies, including a cyclin-dependent kinase (“CDK”) 4/6 inhibitor. Patients in the study will be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent. The primary endpoint of the study will be progression-free survival (“PFS”), which we will analyze in the overall patient population and in patients with estrogen receptor 1 gene

(“ESR1”) mutations. Secondary endpoints will include evaluation of overall survival (“OS”), objective response rate (“ORR”), and duration of response (“DOR”). We believe that, depending on results, this single trial would support applications for marketing approvals for elacestrant as a second- and third-line monotherapy in the U.S., European Union ("EU"), and other markets. In November 2018, the FDA granted Fast Track designation for elacestrant for the population to be included in the Phase 3 study. We previously completed enrollment in our ongoing dose escalation Part A, and dose expansion Parts B and C, and in the 18F fluoroestradiol positron emission tomography (“FES-PET”) imaging Phase 1 studies of elacestrant in advanced metastatic breast cancer. Enrollment in Part D of the Phase 1 dose-escalation and expansion study was discontinued as the data was no longer required to support the final design of our Phase 3 study. We plan to enter into a worldwide co-development and co-commercialization strategic collaboration with a global oncology partner to broaden development of elacestrant to potentially address earlier lines of treatment in combination with other anti-cancer agents.
We are developing our internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator (“SARM”) for potential use in the treatment of hormone-receptor positive breast cancer. In September 2017, we initiated a Phase 1 dose escalation study of RAD140 in patients with locally advanced or metastatic breast cancer. In November 2018, we provided an update on the study, noting that we had identified a provisional maximum tolerated dose and an additional cohort had been opened to further confirm tolerability, pharmacokinetics, and on-treatment pharmacodynamics effects of RAD140 at that dose.
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
Abaloparatide-SC
TYMLOS was approved in the United States in April 2017 for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The first commercial sales of TYMLOS in the United States occurred in May 2017 and as of January 17, 2019, TYMLOS was available and covered for approximately 283 million U.S. insured lives, representing approximately 99% of U.S. commercial and 67% of Medicare insured lives. We are commercializing TYMLOS in the United States through our commercial organization. We have built a distribution network for TYMLOS in the United States, comprised of well-established distributors and specialty pharmacies. Under our distribution model, both the distributors and specialty pharmacies take physical delivery of TYMLOS and the specialty pharmacies dispense TYMLOS directly to patients.
We hold worldwide commercialization rights to abaloparatide-SC, except for Japan, where we have an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC. We intend to enter a collaboration for the commercialization of abaloparatide-SC outside of the United States and Japan. In March 2018, the CHMP of the EMA adopted a negative opinion on our European MAA for abaloparatide-SC. In July 2018, following a re-examination procedure, the CHMP maintained its negative opinion and on January 7, 2019, the European Commission adopted a decision refusing approval of the MAA on the basis of the negative opinion of the Committee.
In May 2017, we announced positive top-line results from the completed 24-month ACTIVExtend clinical trial of TYMLOS, which met all of its primary and secondary endpoints. In ACTIVExtend, patients who had completed 18 months of TYMLOS (abaloparatide) injections or placebo in the ACTIVE Phase 3 trial were transitioned to receive 24 additional months of open-label alendronate. For the subset of ACTIVE trial patients (n=1139) that enrolled in the ACTIVExtend trial, the previous TYMLOS-treated patients had a significant 84% relative risk reduction (p<0.0001) in the incidence of new vertebral fractures compared with patients who received placebo followed by alendronate. They also demonstrated a 39% risk reduction in nonvertebral fractures (p=0.038), a 34% risk reduction clinical fractures (p=0.045) and a 50% risk reduction in major osteoporotic fractures (p=0.011) compared with patients who received placebo followed by alendronate. At the 43-month timepoint, for all patients (n=1645) that enrolled in the ACTIVE trial, TYMLOS-treated patients had a statistically significant risk reduction in new vertebral fractures (p<0.0001), nonvertebral fractures (p=0.038), clinical fractures (p=0.045), and major osteoporotic fractures (p<0.001), compared with patients who received placebo followed by alendronate. While not a pre-specified endpoint, there was also a statistically significant risk reduction in hip fractures (p=0.027) at the 43-month time point in the TYMLOS-treated patients, compared with patients who received placebo followed by alendronate. The adverse events reported during the alendronate treatment period were similar between the previous TYMLOS-treated patients and the previous placebo group. The incidences of cardiovascular adverse events including serious adverse events were similar between groups. There have been no cases of osteonecrosis of the jaw or atypical femoral fracture in the entire TYMLOS development program. The results from the completed ACTIVExtend trial were presented at a major scientific meeting in September 2017. In October 2018, the FDA approved a labelling supplement for TYMLOS to reflect that after 24 months of open-label alendronate therapy, the vertebral fracture risk reduction achieved with TYMLOS therapy was maintained.

In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. Pursuant to the agreement, we received an upfront payment and may receive additional milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. Teijin is conducting a Phase 3 clinical trial of abaloparatide in Japan for the treatment of postmenopausal osteoporosis.
In March 2018, we initiated a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. The study is a randomized, double-blind, placebo-controlled trial that will enroll approximately 225 men with osteoporosis. The primary endpoint is change in lumbar spine BMD at 12 months compared with placebo. In previous clinical trials, TYMLOS has demonstrated increases in BMD in postmenopausal women. The study includes specialized high-resolution imaging to examine the effect of abaloparatide on bone structure, such as the hip, in a subset of the study participants.
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
We commenced a human replicative clinical evaluation of the optimized abaloparatide-patch in December 2015, with the goal of achieving comparability to abaloparatide-SC. In September 2016, we presented results from this evaluation of the first and second abaloparatide-patch prototypes, demonstrating that formulation technology can modify the pharmacokinetic profile of abaloparatide, including Tmax, half-life (“T1/2”), and area under the curve (“AUC”). In March 2018, we announced that through further optimization we had achieved comparability to the abaloparatide-SC profile with a third prototype (the “current abaloparatide-patch”). The current abaloparatide-patch optimized the drug-device combination through process improvements, a finalized formulation, selection of a dose (300 µg), and the introduction of a new clinical applicator, which were designed to improve the ease of use and patient experience. In the second half of 2018, we completed further evaluation confirming that a five minute application of the current abaloparatide-patch to the thigh resulted in a pharmacokinetic exposure highly similar (AUC >90%) to abaloparatide-SC.
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
In February 2018, we entered into a Scale-Up and Commercial Supply Agreement with 3M Company pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In partnership with 3M, we selected Patheon N.V. (part of Thermo Fisher Scientific) to conduct the abaloparatide-patch coating process and packaging operations. In October 2018, we committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-patch. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the third quarter of 2020. We have made significant progress scaling up to support our planned Phase 3 study and potential commercial batches. We have also completed a significant portion of analytical method validations and are progressing on device design validation and verification activities to support the Phase 3 trial. We are working to finalize engineering equipment designs for commercial supplies and build out of the commercial manufacturing facilities has started and equipment installation at Patheon is planned to start in the first half of 2019.
Elacestrant (RAD1901)

Elacestrant is a SERD that we are evaluating for potential use as a once daily oral treatment for hormone receptor-positive breast cancer. We hold worldwide commercialization rights to elacestrant. Elacestrant is currently being investigated in women with advanced ER-positive and HER2-negative breast cancer, the most common subtype of the disease. Studies completed to date indicate that the compound has the potential for use as a single agent or in combination with other therapies for the treatment of breast cancer. We have completed enrollment in our FES-PET imaging study and dose-escalation Part A and expansion study parts B and C Phase 1 breast cancer trials. These studies have identified a single oral dose of 400 mg per day for evaluation in subsequent monotherapy trials.
We initiated our Phase 3 EMERALD study of elacestrant in late November 2018 with a planned recruitment period of 18 to 21 months. The Phase 3 study is a single, randomized, open label, active-controlled Phase 3 trial of elacestrant as a second- or third-line monotherapy in approximately 460 patients with ER+ and HER2- advanced or metastatic breast cancer who have received prior treatment with one or two endocrine therapies, including a CDK 4/6 inhibitor. Patients in the study would be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent. The primary endpoint of the study will be PFS, which we will analyze in the overall patient population and in patients with ESR1 mutations. Secondary endpoints will include evaluation of OS, ORR, and DOR. We believe that, depending on results, this single trial would support applications for marketing approvals for elacestrant as a second- and third-line monotherapy in the U.S., EU and other markets. In November 2018, the FDA granted Fast Track designation for elacestrant consistent with the population to be included in the Phase 3 study.
Phase 1 - Dose-Escalation and Expansion Study
In December 2014, we commenced a Phase 1, multicenter, open-label, multiple-part, dose-escalation study of elacestrant in postmenopausal women with ER-positive and HER2-negative advanced breast cancer in the United States to determine the recommended dose for a subsequent clinical trial and to make a preliminary evaluation of the potential anti-tumor effect of elacestrant. Part A of this Phase 1 study was designed to evaluate escalating doses of elacestrant. The Part B expansion cohort was initiated at 400-mg daily dosing in March 2016 to allow for an evaluation of additional safety, tolerability and preliminary efficacy. The patients enrolled in this study are heavily pretreated ER-positive, HER2-negative advanced breast cancer patients who have received a median of 3 prior lines of therapy including fulvestrant and CDK4/6 inhibitors, and about 50% of the patients had ESR1 mutations. We have completed enrollment in the ongoing dose-escalation Part A and expansion study parts B and C. In December 2017, we opened a Part D cohort in this study to provide additional data to support the elacestrant clinical development program anticipated at that time. We discontinued recruitment in the Part D cohort as the data was no longer required to support the final design of our Phase 3 study.
In December 2016 and June 2017, we reported positive results from this ongoing Phase 1 dose-escalation and expansion study. As of the study cut-off date of April 28, 2017, the elacestrant single agent ORR was 23% with five confirmed partial responses in heavily pre-treated patients with advanced ER-positive breast cancer and in the 400-mg patient group of 26 patients with mature data, the median PFS was 4.5 months. These results showed that elacestrant was well-tolerated with the most commonly reported adverse events being low grade nausea and dyspepsia. In December 2017, we reported updated data from this ongoing Phase 1 dose-escalation and expansion study, which included mature data from 40 patients treated at the 400 mg dose in Parts A through C of this study. As of the study cut-off date of October 30, 2017, the elacestrant single agent ORR was 27.3% with six confirmed partial responses out of 22 patients with response evaluation criteria in solid tumors (“RECIST”) measurable disease. The median PFS was 5.4 months and clinical benefit rate at 24 weeks was 47.4%. These results showed that elacestrant was well-tolerated with the most commonly reported adverse events being low grade nausea, dyspepsia and vomiting.
We initiated Part D of the Phase 1 dose-escalation and expansion study to evaluate the safety and preliminary efficacy of elacestrant at a 400 mg tablet dose in a population with different eligibility requirements from Parts A, B, and C of this study. In Part D, patients were required to have at least two prior lines of endocrine therapy for advanced/metastatic breast cancer, including fulvestrant, and prior treatment with a CDK 4/6 inhibitor. Ten patients of an originally planned thirty-six were enrolled in Part D, and as of January 3, 2019, one patient remained on treatment. A preliminary review of the data as of December 27, 2018 showed that overall the patients in Part D were more heavily pretreated and more likely to have visceral metastases than patients in Parts A through C of this study. In addition, out of the nine patients with measurable disease, four had a best response of stable disease, two of them for greater than 24 weeks. Combined data, as of December 27, 2018, from all four study Parts (A through D) at 400 mg showed that the overall elacestrant single agent ORR was 19.4% and the median PFS was 4.5 months.
Phase 1 - FES-PET Study
In December 2015, we commenced a Phase 1 18-F fluoroestradiol positron emission tomography, or FES-PET, study in patients with metastatic breast cancer in the European Union, which included the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following elacestrant treatment.

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
In December 2017, we announced additional preclinical data that continues to demonstrate elacestrant anti-tumor activity, as a single agent and in combination, in multiple models. In these preclinical models, elacestrant demonstrated marked tumor growth inhibition, as a single agent in models treated with multiple rounds of fulvestrant and in combination with CDK 4/6 inhibitors such as palbociclib and abemaciclib and with a phosphoinositide 3-kinase inhibitor, alpelisib. In December 2018, we announced additional preclinical data that showed that elacestrant demonstrated marked tumor growth inhibition as a single agent in models harboring ESR1 point mutations, models insensitive to fulvestrant, and models insensitive to CDK 4/6 inhibitors such as palbociclib, ribociclib, or abemaciclib.
Collaborations
We plan to enter into a worldwide co-development and co-commercialization strategic collaboration with a global oncology partner to broaden development of elacestrant to potentially address earlier lines of treatment in combination with other anti-cancer agents.
In July 2016, we entered into a pre-clinical collaboration with Takeda Pharmaceutical Company Limited to evaluate the combination of elacestrant with Takeda’s investigational drug TAK-228, an oral mTORC 1/2 inhibitor in Phase 2b development for the treatment of breast, endometrial and renal cancer, with the goal of potentially exploring such combination in a clinical trial. We and Takeda have each agreed to contribute resources and supply compound material necessary for studies to be conducted under the collaboration and will share third party out-of-pocket research and development expenses. Activities under this collaboration are ongoing. Upon completion, both parties will agree upon the appropriate communication of the results.
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
In September 2017, we initiated a Phase 1 study of RAD140 in patients with locally advanced or metastatic breast cancer. The clinical trial is designed to evaluate the safety and maximum tolerated dose of RAD140 in approximately 40 patients. Primary safety outcomes from the trial include rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response will also be evaluated. In November 2018, we provided an update on the Phase 1 study, noting that we had identified a provisional maximum tolerated dose and an additional cohort had been opened to further confirm tolerability, pharmacokinetics, and on-treatment pharmacodynamics effects of RAD140 at that dose. Enrollment in this study is expected to remain active through the first quarter of 2019.
In July 2016, we reported that RAD140 in preclinical xenograft models of breast cancer demonstrated potent tumor growth inhibition when administered alone or in combinations with CDK4/6 inhibitors. It is estimated that 77% of breast cancers show expression of the androgen receptor. Our data suggest that RAD140 activity at the androgen receptor leads to activation of AR signaling pathways including an AR-specific tumor suppressor and suppression of ER signaling. In April 2017, we presented these RAD140 preclinical results at a major scientific congress. In December 2018, we presented a preclinical poster further demonstrating anti-tumor activity of RAD140 in breast cancer models resistant to standard-of-care endocrine treatments.
Financial Overview
Product Revenue
Product revenue is derived from sales of our product, TYMLOS®, in the United States.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties. Our lead investigational product candidate is abaloparatide and it represents the largest portion of our research and development expenses for our investigational product candidates since our inception. We began tracking program expenses for abaloparatide-SC in 2005, and program expenses from inception to December 31, 2018 were approximately $222.2 million. We began tracking program expenses for abaloparatide-patch in 2007, and program expenses from inception to December 31, 2018 were approximately $52.2 million. We began tracking program expenses for elacestrant in 2006, and program expenses from inception to December 31, 2018 were approximately $85.4 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to December 31, 2018 were approximately $15.1 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies, and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses related to abaloparatide-SC, abaloparatide-patch, elacestrant and RAD140 for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Program-specific costs - external:
Abaloparatide-SC	$7,591	$1,686	$17,016
Abaloparatide-patch	10,112	2,991	5,394
Elacestrant	17,433	12,486	27,751
RAD140	4,055	2,135	3,181
Total program-specific costs - external	$39,191	$19,298	$53,342

Shared-services costs - external:
R&D support costs	11,554	12,206	11,863
Other operating costs	2,468	2,871	3,518
Total shared-services costs - external:	$14,022	$15,077	$15,381

Shared-services costs - internal:
Personnel-related costs	32,094	30,995	24,905
Share-based compensation	11,657	14,698	11,190
Occupancy costs	1,914	2,158	2,217
Depreciation	1,033	850	371
Total shared-services costs - internal:	$46,698	$48,701	$38,683

Total R&D costs	$99,911	$83,076	$107,406
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
Other Operating Expenses
Other operating expenses reflects a payment we made to Ipsen in November 2018, pursuant to a final decision in arbitration proceedings with Ipsen.
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
Accrued Clinical Expenses
When preparing our consolidated financial statements, we are required to estimate our accrued clinical expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts we have with parties depend on factors such as successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. Examples of estimated accrued clinical expenses include:

•	fees paid to investigative sites and laboratories in connection with clinical studies;

•	fees paid to CROs in connection with clinical studies, if CROs are used; and

•	fees paid to contract manufacturers in connection with the production of clinical trial materials.
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
Revenue recognition
On April 28, 2017, the FDA approved TYMLOS in the U.S. After receiving FDA approval, we entered into a limited number of arrangements with wholesalers in the U.S. (collectively, our “Customers”) to distribute TYMLOS. These arrangements are our initial contracts with customers and, as a result, we adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”). There is no transition to Topic 606 because we had no historical revenue. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.
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
Product Revenue, Net
We sell TYMLOS to our Customers. These Customers subsequently resell our products to specialty pharmacy providers, as well as other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements with Customers, we enter into arrangements with specialty pharmacies, health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.
We recognize revenue on product sales when the Customer obtains control of our product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances. Payment from Customers is typically due within 31 calendar days of the invoice date.
If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. We expense incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that we would have recognized is one year or less. However, no such costs were incurred during the twelve months ended December 31, 2018.
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
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2018 and, therefore, the transaction price was not reduced further during the twelve months ended December 31, 2018. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances
We generally provide Customers with discounts which include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate (through trade discounts and allowances) our Customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from the sale of our products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2018, as well as a reduction to trade receivables, net on the consolidated balance sheets.
Product Returns
Consistent with industry practice, we generally offer Customers a limited right of return for product that has been purchased from us based on the product’s expiration date, which lapses upon shipment to a patient. We estimate the amount of product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to trade receivables, net on the consolidated balance sheets. We currently estimate product return liabilities using available industry data and our own sales information, including our visibility into the inventory remaining in the distribution channel. We have received an immaterial amount of returns to date and believe that returns of product in future periods will be minimal.

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
Government Rebates
We are subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consist of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.
Payor Rebates
We contract with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. We estimate these rebates and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.
Other Incentives
Other incentives which we offer include voluntary patient assistance programs, such as our co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Licenses of Intellectual Property

We enter into out-licensing agreements within the scope of Topic 606, under which we license certain rights to our product candidates to third parties. Such agreements may include the transfer of intellectual property rights in the form of licenses, transfer of technological know-how, delivery of drug substances, research and development services, and participation on certain committees with the counterparty. Payments made by the customers may include one or more of the following: non-refundable, up-front license fees; payments upon the exercise of customer options; development, regulatory, and commercial milestone payments; payments for manufacturing supply services we provide through our contract manufacturers; and royalties on net sales of licensed products if they are successfully approved and commercialized. Each of these payments may result in license, collaboration, or other revenue, except revenue from royalties on net sales of licensed products, which would be classified as royalty revenue.
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
Years Ended December 31, 2018 and December 31, 2017

	Years Ended December 31,		Change
	2018	2017	$	%
	(in thousands)
Revenues:
Product revenue, net	$99,239	$12,112	$87,127	719%
License revenue	—	10,000	(10,000)	(100)%
Operating expenses:
Cost of sales - product	7,627	932	6,695	718%
Cost of sales - intangible amortization	799	400	399	100%
Research and development	99,911	83,076	16,835	20%
Selling, general and administrative	184,164	186,677	(2,513)	(1)%
Other operating expense	10,801	—	10,801	—%
Loss from operations	(204,063)	(248,973)	44,910	(18)%
Other (expense) income:
Other income / (expense), net	59	(192)	251	(131)%
Interest income / (expense), net	(17,333)	(5,072)	(12,261)	242%
Net loss	$(221,337)	$(254,237)	$32,900	(13)%
Product revenue— We began commercial sales of TYMLOS within the United States in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the year ended December 31, 2018 we recorded approximately $99.2 million of net product revenue compared to $12.1 million for the year end December 31, 2017. The increase in product revenue was primarily driven by an increase in sales volume as a result of greater market penetration. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cost of sales—Cost of sales of $8.4 million for the year ended December 31, 2018 consisted of costs associated with the manufacturing of TYMLOS, royalties owed to our licensor for such sales, and amortization of milestone payments to our licensor compared to $1.3 million for the year end December 31, 2017. The increase in cost of sales was driven by the increase in product revenue. In addition, based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of TYMLOS units recognized as revenue during the twelve months ended December 31, 2018, or $0.5 million, were expensed prior to the April 2017 FDA approval and, therefore, are not included in cost of sales during this period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories.
Research and development expenses—For the year ended December 31, 2018, research and development expense was $99.9 million, as compared to $83.1 million for the year ended December 31, 2017, an increase of $16.8 million, or 20%. This increase was primarily a result of an increase of $7.1 million in program spending for the abaloparatide-patch program, a $5.9 million increase in program spending for continuing research into TYMLOS, a $4.9 million increase in program spending for elacestrant research, and a $1.9 million increase in program spending for RAD140 research. These increases were partially offset by a $1.3 million decrease in R&D support costs as well as a $1.7 million decrease in compensation related costs primarily due to the decrease in stock compensation expense for the year ended December 31, 2018. We expect our research and development expenses to continue to increase as the result of conducting our elacestrant Phase 3 study and the expected launch in 2019 of our abaloparatide-patch Phase 3 study and related manufacturing scale up activities.
Selling, general and administrative expenses—For the year ended December 31, 2018, selling, general, and administrative expense was $184.2 million, as compared to $186.7 million for the year ended December 31, 2017, a decrease of $2.5 million, or 1%. This decrease was primarily due to a $3.3 million decrease in professional fees related to commercial operations and general and administrative activities and a $0.5 million in compensation and travel entertainment costs. This decrease was offset by a $1.3 million increase in other operating costs.
Other operating expenses—For the year ended December 31, 2018, other operating expenses were approximately $10.8 million compared to $0.0 million for the year ended December 31, 2017, an increase of $10.8 million. This increase was the result of a $10.8 million payment made to Ipsen pursuant to a final decision in arbitration proceedings with Ipsen during the second quarter of 2018.
Other (expenses), net— For the year ended December 31, 2018, other expense, net of other income, was $59.0 thousand, as compared to $0.2 million during the year ended December 31, 2017. Other expense, net of other income, of $59.0 thousand for the year ended December 31, 2018 consisted primarily of other taxes. The $0.2 million of other expense, net of income, for the year ended December 31, 2017 was primarily due to other taxes and foreign currency revaluation losses.
Interest income (expense), net—For the year ended December 31, 2018, net interest expense was $17.3 million, as compared to net interest expense of $5.1 million during the year ended December 31, 2017, a total change of $12.3 million, or 242%. This change was a result of the issuance of the convertible notes in August 2017, which resulted in the Company incurring interest expense charges that partially offset the interest income earned on investments for the year ended December 31, 2017, while debt was outstanding for the entire twelve months ended December 31, 2018.

Years Ended December 31, 2017 and December 31, 2016

	Years Ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Revenues:
Product revenue, net	$12,112	$—	12,112	100%
License revenue	10,000	—	10,000	100%
Operating expenses:
Cost of sales - product	932	—	932	100%
Cost of sales - intangible amortization	400	—	400	100%
Research and development	83,076	107,406	(24,330)	(23)%
General and administrative	186,677	77,542	109,135	141%
Loss from operations	(248,973)	(184,948)	(64,025)	35%
Other (expense) income:
Other (expense) income, net	(192)	(293)	101	(34)%
Interest (expense) income, net	(5,072)	2,437	(7,509)	(308)%
Net loss	$(254,237)	$(182,804)	(71,433)	39%
Research and development expenses—For the year ended December 31, 2017, research and development expense was $83.1 million compared to $107.4 million for the year ended December 31, 2016, a decrease of $24.3 million, or 23%. This decrease was primarily a result of a decrease of $15.3 million in program spending for the elacestrant investigational drug product, a decrease of $15.3 million in program spending related to TYMLOS, and a decrease of $2.4 million of program spending for the abaloparatide-patch investigational drug product. These decreases were partially offset by an increase in compensation related costs due to growth in headcount from 107 research and development employees as of December 31, 2016 to 131 research and development employees as of December 31, 2017.
General and administrative expenses—For the year ended December 31, 2017, general and administrative expense was $186.7 million compared to $77.5 million for the year ended December 31, 2016, an increase of $109.1 million, or 141%. This increase was primarily due to increased professional support costs of approximately $37.3 million, including $18.4 million of promotional costs and $14.2 million of professional fees related to the commercial launch of TYMLOS. This increase in spend was also driven by a $60.5 million increase in compensation expense, including an increase of $5.4 million of non-cash stock-based compensation expense, due to growth in headcount from 130 general and administrative employees as of December 31, 2016 to 430 selling, general, and administrative employees as of December 31, 2017.
Other (expense) income, net—For the year ended December 31, 2017, other expense, net of other income, was $0.2 million, as compared to $0.3 million during the year ended December 31, 2016. Other expense, net of other income, for the year ended December 31, 2017 consisted primarily of other taxes and foreign currency revaluation losses. The $0.3 million of other expense, net of income, for the year ended December 31, 2016 was primarily due to other taxes.
Interest (expense) income—For the year ended December 31, 2017, interest expense was $5.1 million, as compared to $2.4 million in interest income during the year ended December 31, 2016, a total change of $7.5 million, or 308%. This change was a result of the issuance of the convertible notes during the year ended December 31, 2017, which resulted in the Company incurring interest expense charges to partially offset the interest income earned on investments. During the prior year, no debt was outstanding and the company was earning interest on investments.
Liquidity and Capital Resources
From inception to December 31, 2018, we have incurred an accumulated deficit of $1.1 billion, primarily as a result of expenses incurred through a combination of research and development activities related to our various investigational product candidates and expenses supporting those activities. Our total cash, cash equivalents and marketable securities balance as of December 31, 2018 was $236.5 million We have financed our operations since inception primarily through the public offerings of our common stock, private sale of preferred stock, convertible debt, and borrowing under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have begun financing a portion of our operations through product revenue.

Based upon our cash, cash equivalents, marketable securities, and investments balance as of December 31, 2018, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for at least twelve months from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our clinical product portfolio with our existing cash, cash equivalents, marketable securities, and investments, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
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
TYMLOS is our only approved product and our business currently depends heavily on its successful commercialization. Successful commercialization of an approved product is an expensive and uncertain process. See “Risk Factors - Risks Related to the Commercialization and Development of Our Product Candidates” set forth in Part I, “Item 1A. Risk Factors” in this Annual Report.
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Years ended December 31,
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(204,726)	$(206,677)	$(139,757)
Investing activities	134,316	(248,986)	236,120
Financing activities	11,672	315,668	2,573
Net increase in cash and cash equivalents	$(58,738)	$(139,995)	$98,936
Cash Flows from Operating Activities
Net cash used in operating activities during the year ended December 31, 2018 was $204.7 million, which was primarily the result of a net loss of $221.3 million, partially offset by net changes in working capital of $28.4 million and $45.0 million of net non-cash adjustments to reconcile net loss to net cash used in operations.
Net cash used in operating activities during the year ended December 31, 2017 was $206.7 million, which was primarily the result of a net loss of $254.2 million, partially offset by net changes in working capital of $6.1 million and $41.5 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $254.2 million net loss was primarily due to costs related to the commercial launch of TYMLOS such as increased compensation costs, professional support costs, and consulting fees. The $41.5 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $35.0 million, amortization of debt discount and issuance costs of $4.8 million, and depreciation and amortization of $2.0 million, offset by amortization of premiums (discounts) on marketable securities of $0.3 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2018 was $134.3 million, as compared to net cash used in investing activities of $249.0 million for the year ended December 31, 2017.

The net cash provided by investing activities during the year ended December 31, 2018 was primarily a result of $135.0 million of net proceeds received from the sale or maturity of marketable securities, offset by $0.5 million in purchases of marketable securities and $0.2 million of purchases of property and equipment. The net cash used in investing activities during the year ended December 31, 2017 was primarily a result of 429.3 million in purchases of marketable securities, $2.3 million of purchases of property and equipment and $8.7 million in milestone payments, offset by $191.4 million of net proceeds received from the sale or maturity of marketable securities.
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
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2018 was $11.7 million as compared to $315.7 million of net cash provided by financing activities for the year ended December 31, 2017.
Net cash provided by financing activities during the year ended December 31, 2018 consisted of $9.1 million of proceeds as the result of stock option exercises and $2.6 million of proceeds received from the issuance of stock in connection with the employee stock purchase plan.
 Net cash provided by financing activities during the year ended December 31, 2017 consisted of $305.0 million of proceeds received from the issuance of the Convertible Notes, $17.5 million of proceeds as the result of stock option exercises, and $2.6 million of proceeds received from the issuance of stock in connection to the stock purchase plan. These proceeds received were offset by $9.4 million of cash payments for debt issuance costs.
Borrowings and Other Liabilities
In August 2017, we issued $300.0 million aggregate principal amount of the Convertible Notes, as discussed in more detail in Note 9, “Notes Payable,” to our consolidated financial statements included in this Annual Report on Form 10-K. We received net proceeds of approximately $290.8 million from the sale of the Convertible Notes, after deducting fees and expenses of $9.2 million. In addition, in September 2017, we issued an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. We received net proceeds of approximately $4.8 million from the exercise of the over-allotment option, after deducting fees and expenses of $0.2 million.
Future minimum payments on our long-term debt as of December 31, 2018 were as follows (in thousands):

Year ended December 31,	Future Minimum Payments
2019	9,150
2020	9,150
2021	9,150
2022	9,150
2023	9,150
2024 and Thereafter	314,150
Total minimum payments	359,900
Less: interest	(54,900)
Less: unamortized discount	(125,194)
Less: current portion	—
Long Term Debt	179,806
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
Supply and Manufacturing Agreements—In June 2016, we entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. We agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, we made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. The Company will purchase the device subject to minimum annual quantity requirements over the initial three-year term of the agreement. The Company is required to purchase a minimum number of batches for CHF 2.4 million ($2.5 million) through the year ended December 31, 2022.
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
In July 2016, we entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually, equal to €2.9 million ($3.4 million) per year and $17.2 million in total through the year ended December 31, 2022. The agreement has an initial term of a six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
Operating Lease Agreements—Our other contractual obligations result from property leases for office space.
The following table represents our contractual lease obligations for operating leases as of December 31, 2018:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$9,812	$2,736	$3,196	$2,018	$1,862
In June 2016, the Massachusetts Life Sciences Center awarded us approximately $0.5 million of tax incentives under its Life Science Tax Incentive Program, which allows us a cash refund equivalent to $0.5 million of state research and development tax credits. We received this payment in the first quarter of 2017. In exchange for these incentives, we hired an incremental 35 employees in Massachusetts and agreed to maintain the additional headcount through at least December 31, 2020. Failure to do so could result in us being required to repay some or all of these incentives. This contingent obligation has not been included in the above table as we cannot estimate if, or when, it will become payable.
License Agreement Obligations
TYMLOS (Abaloparatide)
In September 2005, we entered into a License Agreement with Ipsen Pharma SAS, as amended, under which we exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan (where the Company has an option to negotiate a co-promotion agreement for abaloparatide-SC)) and France (where our commercialization rights were subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the

License Agreement were met). We believe that Ipsen’s co-marketing and co-promotion rights in France have permanently expired. Ipsen also granted us an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen further granted us an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling us to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and France (as discussed above).
In consideration for these rights, we made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through December 31, 2018. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $28.7 million). In connection with the FDA’s approval of TYMLOS in April 2017, we paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which we recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The License Agreement provides that we are obligated to pay to Ipsen a fixed five percent royalty based on net sales of products containing abaloparatide by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was approximately $5.0 million for the year ended December 31, 2018. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Prior to executing the License Agreement for abaloparatide with Radius, Ipsen licensed the Japanese rights for abaloparatide to Teijin. Teijin has initiated a Phase 3 clinical trial of abaloparatide-SC in Japan for the treatment of postmenopausal osteoporosis. We have an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC in Japan and we maintain full global rights to our development program for abaloparatide-patch.
Pursuant to a final decision in arbitration proceedings with Ipsen in connection with the License Agreement, we are obligated to pay Ipsen $5.0 million if abaloparatide receives marketing approval in Japan and a fixed mid single-digit royalty based on net sales of abaloparatide in Japan.
Abaloparatide-patch
In February 2018, we entered into a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-coated transdermal patch product (“Product”) and associated applicator devices (“Applicator”). Under the Supply Agreement, 3M agreed to manufacture Product and Applicator for us according to agreed-upon specifications in sufficient quantities to meet our projected supply requirements. 3M agreed to manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity we order. We are obligated to pay 3M a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse 3M for certain capital expenditures incurred to establish commercial supply of Product. We are responsible for providing, at our expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, 3M and Radius have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of Product. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be completed in the third quarter of 2020.
The initial term of the Supply Agreement began on its effective date and will continue for five years after the first commercial sale of Product. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-

current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. We may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting Product, if we are unable to obtain U.S. regulatory approval for Product within a certain time period, or if we cease development or commercialization of Product. 3M may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to Product, if we are unable to obtain U.S. regulatory approval for Product within a certain time period, or if we fail to order Product for a certain period of time after commercial launch of the Product in the U.S. Upon certain events of termination, 3M is required to transfer the manufacturing processes for Product and Applicator to us or a mutually agreeable third party and continue supplying Product and Applicator for a period of time pursuant to our projected supply requirements.
In June 2009, we entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies for us on an exclusive basis. The term of the Development Agreement runs until June 2019 and then automatically renews for additional one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. We pay 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. We have paid 3M approximately $26.3 million, in the aggregate, through December 31, 2018 with respect to services and deliverables delivered pursuant to the Development Agreement.
Elacestrant (RAD1901)
In June 2006, we entered into a license agreement with Eisai Co. Ltd.(the “Eisai Agreement’). Under the Eisai Agreement, Eisai granted us an exclusive right and license to research, develop, manufacture and commercialize elacestrant and related products from Eisai in all countries, except Japan. In consideration for the rights to elacestrant, we paid Eisai an initial license fee of $0.5 million, which was expensed during 2006. In March 2015, we entered into an amendment to the Eisai Agreement in which Eisai granted us the exclusive right and license to research, develop, manufacture and commercialize elacestrant in Japan. In consideration for the rights to elacestrant in Japan, we paid Eisai a license fee of $0.4 million upon execution of the Eisai Amendment, which was recognized as research and development expense in 2015. The Eisai Amendment, as amended, also provides for additional payments of up to $22.3 million, payable upon the achievement of certain clinical and regulatory milestones. To date, the Company has paid Eisai approximately $1.0 million in connection with the achievement of certain milestones.
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
Elacestrant (Duke)
In December 2017, we and Duke University (“Duke”) entered into a License Agreement (the “Duke Agreement”) pursuant to which we acquired the exclusive worldwide license to certain Duke patents associated with elacestrant (RAD1901) related to the use of elacestrant in the treatment of breast cancer as a monotherapy and in a combination therapy (collectively “Duke Patents”).

In consideration for these rights, we incurred non-refundable, non-creditable obligations to pay Duke, totaling $1.3 million, which were expensed as research and development costs during 2017. The Duke Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones totaling up to $3.8 million. The agreement provides that we would pay Duke a fixed low single-digit royalty based on net sales, on a country-by-country basis, beginning in August 2029 and ending upon expiration of the last patent rights to expire.
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
Abaloparatide-SC (Teijin Limited)
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan (the “Teijin Agreement”). Teijin is developing abaloparatide-SC in Japan under an agreement with Ipsen and has initiated a Phase 3 trial in Japanese patients with osteoporosis. Pursuant to the Teijin Agreement, we granted Teijin (i) an exclusive payment bearing license under certain of our intellectual property to develop and commercialize abaloparatide-SC in Japan, (ii) a non-exclusive payment bearing license under certain of our intellectual property to manufacture abaloparatide-SC for commercial supply in Japan, (iii) a right of reference to certain of our regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC in Japan, (iv) a manufacture transfer package, upon Teijin’s request, consisting of information and our know-how that is necessary for the manufacture of active pharmaceutical ingredient and abaloparatide-SC, (v) a right to request that we manufacture (or arrange for a third party to manufacture) and supply (or arrange for a third party to supply) the active pharmaceutical ingredient for the clinical supply of abaloparatide-SC in sufficient quantities to enable Teijin to conduct its clinical trials in Japan, and (vi) a right to request that we arrange for Teijin to directly enter into commercial supply agreements with our existing contract manufacturers on the same pricing terms and on substantially similar commercial terms to those set forth in our existing agreements with such contract manufacturers.
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
Net Operating Loss Carryforwards
As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $912.5 million and $580.1 million, respectively, the use of which may be limited, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2036.
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
Accounting Standards Updates
For a discussion of recent accounting standards updates, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash, cash equivalents and short-term marketable securities of $236.5 million, consisting of cash, money market funds, domestic corporate debt securities, and agency bonds. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. As of December 31, 2018, we do not have any hard to value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
FINANCIAL STATEMENTS
Radius Health, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Radius Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Radius Health, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Boston, Massachusetts
February 28, 2019

Radius Health, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$59,321	$118,564
Restricted cash	560	55
Marketable securities	177,140	134,714
Accounts receivable, net	16,758	4,441
Inventory	6,210	4,366
Prepaid expenses	13,842	5,175
Other current assets	1,202	2,191
Total current assets	275,033	269,506
Investments	—	176,978
Property and equipment, net	4,003	6,195
Intangible assets	7,382	8,180
Other assets	544	799
Total assets	$286,962	$461,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,226	$3,915
Accrued expenses and other current liabilities	42,203	49,512
Total current liabilities	46,429	53,427
Notes payable	179,806	166,006
Other non-current liabilities	95	189
Total liabilities	$226,330	$219,622
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized, 45,563,693 shares and 44,616,586 shares issued and outstanding at December 31, 2018 and 2017, respectively	5	4
Additional paid-in-capital	1,165,003	1,124,630
Accumulated other comprehensive income (loss)	(755)	(314)
Accumulated deficit	(1,103,621)	(882,284)
Total stockholders’ equity	60,632	242,036
Total liabilities and stockholders’ equity	$286,962	$461,658

See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	December 31,
	2018	2017	2016
REVENUES:
Product revenue, net	$99,239	$12,112	$—
License revenue	—	10,000	—
OPERATING EXPENSES:
Cost of sales - product	7,627	932	—
Cost of sales - intangible amortization	799	400	—
Research and development	99,911	83,076	107,406
Selling, general and administrative	184,164	186,677	77,542
Other operating expense	10,801	—	—
Loss from operations	(204,063)	(248,973)	(184,948)
OTHER (EXPENSE) INCOME:
Other income (expense), net	59	(192)	(293)
Interest income	5,622	3,226	2,437
Interest expense	(22,955)	(8,298)	—
NET LOSS	$(221,337)	$(254,237)	$(182,804)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized gain (loss) from available-for-sale securities	(441)	(385)	66
COMPREHENSIVE LOSS	$(221,778)	$(254,622)	$(182,738)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED (Note 12)	$(221,337)	$(254,237)	$(182,804)
LOSS PER SHARE:
Basic and diluted	$(4.88)	$(5.80)	$(4.24)
WEIGHTED AVERAGE SHARES:
Basic and diluted	45,356,263	43,804,660	43,067,952
See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
See accompanying notes to consolidated financial statements.

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2015	42,984,243	$4	$907,040	$5	$(445,764)	$461,285
Net loss					(182,804)	(182,804)
Unrealized gain from available-for-sale securities				66		66
Exercise of warrants	19,172					—
Exercise of options	137,719		2,573			2,573
Share-based compensation expense			26,058			26,058
Balance at December 31, 2016	43,141,134	$4	$935,671	$71	$(628,568)	$307,178
ASU 2016-09 adoption			(521)		521	—
Net loss					(254,237)	(254,237)
Unrealized gain from available-for-sale securities				(385)		(385)
Vesting of restricted shares	14,052					—
Exercise of options	1,385		17,477			17,477
Share-based compensation expense related to share-based awards for employee stock purchase plan			1,164			1,164
Issuance of common stock upon purchase by employee stock purchase plan	76,280		2,550			2,550
Equity component of 2024 Notes			138,707			138,707
Equity component of deferred financing costs for 2024 Notes			(4,257)			(4,257)
Share-based compensation expense			33,839			33,839
Balance at December 31, 2017	44,616,586	$4	$1,124,630	$(314)	$(882,284)	$242,036
Net loss					(221,337)	(221,337)
Unrealized gain from available-for-sale securities				(441)		(441)
Vesting of restricted shares	36,852	—				—
Exercise of options	472,374	1	9,106			9,107
Exercise of warrants	336,059					—
Share-based compensation expense related to share-based awards for employee stock purchase plan			796			796
Issuance of common stock upon purchase by employee stock purchase plan	101,822	—	2,566			2,566
Share-based compensation expense			27,905			27,905
Balance at December 31, 2018	45,563,693	$5	$1,165,003	$(755)	$(1,103,621)	$60,632
   See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(221,337)	$(254,237)	$(182,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,867	1,951	586
Amortization of premium (accretion of discount) on marketable securities, net	(390)	(264)	791
Stock-based compensation expense	28,701	35,003	26,058
Amortization of debt discount and issuance costs	13,800	4,816	—
Changes in operating assets and liabilities:
Inventory	(1,844)	(4,366)	—
Trade receivables, net	(12,317)	(4,441)	—
Prepaid expenses	(8,667)	(3,689)	(342)
Other current assets	989	(1,362)	4,996
Other long-term assets	255	(248)	(291)
Accounts payable	311	(2,213)	(100)
Accrued expenses and other current liabilities	(7,000)	22,563	11,349
Other non-current liabilities	(94)	(190)	—
Net cash used in operating activities	(204,726)	(206,677)	(139,757)
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(185)	(2,341)	(2,936)
Payment of milestone related to intangible asset	—	(8,712)	—
Purchases of marketable securities	(499)	(429,296)	(260,547)
Sales and maturities of marketable securities	135,000	191,363	499,603
Net cash (used in) provided by investing activities	134,316	(248,986)	236,120
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,106	17,478	2,573
Proceeds from issuance of convertible notes	—	305,000	—
Deferred financing costs	—	(9,360)	—
Proceeds from employee stock purchase plan	2,566	2,550	—
Net cash provided by financing activities	11,672	315,668	2,573
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(58,738)	(139,995)	98,936
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	118,619	258,614	159,678
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$59,881	$118,619	$258,614
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$9,582	$—	$—
Property and equipment purchases in accrued expense	$309	$352	$675

See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
Radius Health, Inc. ("Radius" or the "Company") is a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics in the areas of osteoporosis and oncology. In April 2017, the Company’s first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration ("FDA") for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In March 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a negative opinion on the Company’s European Marketing Authorisation Application (“MAA”) for abaloparatide-SC. In July 2018, following a re-examination procedure, the CHMP maintained its negative opinion and on January 7, 2019, the European Commission adopted a decision refusing approval of the MAA on the basis of the negative opinion of the Committee. In July 2017, the Company entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan, under which the Company received an upfront payment and is entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, the Company has an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. The Company is developing an abaloparatide transdermal patch, or abaloparatide-patch, for potential use in the treatment of postmenopausal women with osteoporosis. The Company is also developing an investigational product candidate, elacestrant ("RAD1901"), a selective estrogen receptor degrader (“SERD”), for potential use in the treatment of hormone receptor-positive breast cancer. The Company is developing its internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator ("SARM") for potential use in the treatment of hormone receptor-positive breast cancer.
The Company is subject to the risks associated with emerging companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approvals to market its investigational product candidates, market acceptance of the Company’s investigational product candidates following receipt of regulatory approval, competition for its investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of December 31, 2018, the Company had an accumulated deficit of $1.1 billion, and total cash, cash equivalents, marketable securities, and investments of $236.5 million.
Based upon its cash, cash equivalents, marketable securities, and investments balance as of December 31, 2018, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational products that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital to fund its development plans, U.S. commercial scale-up and other operational activities, for at least one year from the date of this filing. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents, marketable securities, and investments, or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.
2. Summary of Significant Accounting Policies
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated up to the date of issuance of these consolidated financial statements.

Cash Equivalents—The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Money market funds represents a majority of the cash equivalents balance at December 31, 2018 and 2017.
Accounts Receivable—Accounts receivable primarily relates to amounts due from customers. Accounts receivable are typically due within 31 days. The Company analyzes accounts that are past due for collectability. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for doubtful accounts is not deemed necessary at December 31, 2018 and 2017.
Marketable Securities—All investment instruments with an original maturity date, when purchased, in excess of three months have been classified as current marketable securities. The Company classifies securities that are available to fund current operations as current assets. These marketable securities are classified as available-for-sale and are carried at fair value. The Company records unrealized gains and losses on available-for-sale debt securities as a component of Accumulated other comprehensive (loss), which is a separate component of shareholders’ equity on its consolidated balance sheet, until such gains and losses are realized. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the years ended December 31, 2018 and 2017.
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
Impairment of Long-Lived Assets—The Company maintains definite-lived intangible assets related to certain capitalized milestones. These assets are amortized over their remaining useful lives, which are estimated based on the shorter of the remaining patent life or the estimated useful life of the underlying product. Intangible assets are amortized using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when future revenues cannot be reasonably estimated.
The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recognized since the Company’s inception.
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
Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns the Company has recorded a full valuation allowance against otherwise realizable net deferred tax assets as of December 31, 2018 and 2017.
Stock-Based Compensation-Options—The Company measures stock-based compensation cost at the accounting measurement date based on the fair value of the option and recognizes the expense related to awards to employees on a straight-line basis over the requisite service period of the option, which is typically the vesting period. Forfeitures are recognized as they occur.

The Company estimates the fair value of each option using the Black-Scholes option pricing model that considers the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option. Due to the limited trading history of the Company’s common stock since its initial public offering in June 2014, the Company uses the simplified method described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to determine the expected life of the option grants. The estimate of expected volatility is based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option’s expected term. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Accordingly, it uses an expected dividend yield of zero. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant valuation for a period commensurate with the option’s expected term. These assumptions are subjective and changes in them could significantly impact the value of the option and hence the related compensation expense.
Stock-based compensation expense recognized for options granted to consultants is also based upon the fair value of the options issued, as determined by the Black-Scholes option pricing model. However, the unvested portion of such option grants is re-measured at each reporting period, until such time as the option is fully vested.
Revenue Recognition— In April 2017, the FDA approved TYMLOS. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with wholesalers in the U.S. (collectively, its “Customers”) to distribute TYMLOS. Additionally, in July 2017, the Company entered into a License and Development Agreement (the “Teijin Agreement”) with Teijin Limited (“Teijin”) for abaloparatide-SC in Japan. These arrangements are the Company’s initial contracts with customers and, as such, were evaluated and accounted for in compliance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”), which was adopted during the quarter ended June 30, 2017. In connection therewith, there was no transition to Topic 606 because the Company had no historical revenue. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.
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
The Company recognizes revenue on product sales when the Customer obtains control of the Company’s product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.
If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the twelve months ended December 31, 2018 and 2017.
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
The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period, for the estimates detailed below, as of December 31, 2018 and, therefore, the transaction price was not reduced further during the twelve months ended December 31, 2018 and 2017. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Trade Discounts and Allowances— The Company generally provides Customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2018, as well as a reduction to trade receivables, net on the consolidated balance sheets.
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

•	Product subject to a recall; and

•	Product that we, at its sole discretion, has specified to be returned.
In addition, our limited right of return policy allows for eligible returns of TYMLOS from indirect purchasers in the following circumstances:

•	Expired product that is returned during the period beginning six months prior to the product’s expiration date and ending twelve months after the product’s expiration date;

•	Product subject to a recall; and

•	Product that we, at our sole discretion, have specified to be returned.
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
Other Incentives— Other incentives which the Company offers include voluntary patient assistance programs, such as the Company’s co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
Product Revenue Reserves and Allowances— Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the consolidated balance sheets. Government and other rebates are recoded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
Licenses of Intellectual Property— We enter into out-licensing agreements within the scope of Topic 606, under which we license certain rights to our product candidates to third parties. Such agreements may include the transfer of intellectual property rights in the form of licenses, transfer of technological know-how, delivery of drug substances, research and development services, and participation on certain committees with the counterparty. Payments made by the customers may include one or more of the following: non-refundable, up-front license fees; payments upon the exercise of customer options; development, regulatory, and commercial milestone payments; payments for manufacturing supply services we provide through our contract manufacturers; and royalties on net sales of licensed products if they are successfully approved and commercialized. Each of these payments may result in license, collaboration, or other revenue, except revenue from royalties on net sales of licensed products, which would be classified as royalty revenue.
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

Convertible Note Payable— In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the Company’s 3% Convertible Senior Notes due by 2024 (the “Convertible Notes”) by allocating the proceeds between the liability component and the embedded conversion option (the “Equity Component”) due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The carrying amount of the liability components was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The Equity Component of the Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. In connection with issuance of the Convertible Notes, the Company also incurred certain offering costs directly attributable to the offering. Such costs are deferred and amortized over the term of the debt to interest expense using the effective interest method. A portion of the deferred financing costs incurred in connection with the Convertible Notes was deemed to relate to the Equity Component and was allocated to additional paid-in capital.
Net Loss Per Common Share—Net loss per common share is calculated using an earnings allocation formula that determines net loss per share for the holders of the Company's common shares. Prior to the initial public offering, all of the Company's series of preferred stock contained participation rights in any dividend paid by the Company and were deemed to be participating securities. Net income available to common shareholders was allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed.
Diluted net income per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, and warrants. Common equivalent shares are excluded from the computation of diluted net income per share if their effect is anti-dilutive.
Comprehensive Income (Loss)—Comprehensive income (loss) refers to revenues, expenses, gains and losses that are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive (loss) income is comprised of unrealized gains (losses) on its available-for-sale marketable securities.
Accounting Standards Updates—Recently Adopted
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this ASU No. 2016-15 as of January 1, 2018 and it did not have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 became effective January 1, 2018.  As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.  The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (amounts in thousands).

	As of	As of	As of	As of
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$59,321	$118,564	$258,567	$159,678
Restricted cash	560	55	47	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	59,881	118,619	258,614	159,678
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, applied prospectively to an award modified on or after the adoption date. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company adopted this ASU as of January 1, 2018 and it did not have a material impact on its consolidated financial statements.
Accounting Standards Updates—Recently Issued
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU No. 2018-07 amends the FASB Accounting Standards Codification (“ASC”) to expand the scope of FASB ASC Topic 718, Compensation-Stock Compensation, to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2018-07 on its financial statements and related disclosures.
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
In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU No. 2018-11, Target Improvements to Topic 842, Leases (“ASU 2018-11”). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU No. 2016-02. ASU 2018-11 gives entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of the new standard. ASU 2016-02, ASU 2018-10 and ASU 2018-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company plans to adopt the new standard effective January 1, 2019 using the optional method under ASU No. 2018-11.
This standard provides a number of optional practical expedients in transition. The Company plans to apply the package of practical expedients to leases that commenced prior to the effective date whereby it will elect to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company expects to elect the short-term lease recognition exemption for all leases that qualify, where a right-of-use asset or lease liability will not be recognized for short term leases. Furthermore, the Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, as the latter is not applicable to the Company.
While we continue to assess all the effects of adoption, the Company believes the most significant effects relates the recognition of right-of-use assets and corresponding liabilities on its consolidated balance sheet, primarily related to its existing facility operating leases, and providing new disclosures with regards to the Company’s leasing activities.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, or (“ASU 2018-09”). This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the ASC. The majority of the amendments in ASU 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The Company is currently evaluating the effects the adoption of ASU 2018-09 will have on its consolidated financial statements, results of operations and cash flows.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement, or (“ASU 2018-13”). The amendments in this ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendment under ASU 2018-13 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects the adoption of ASU No. 2018-13 will have on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40 (“ASU 2018-15”). ASU 2018-15 updates guidance regarding accounting for a cloud computing arrangement that is a service contract. The amendments under ASU No. 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU No. 2018-15 to have a material impact on its results of operations, financial position or cash flows.

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
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (“ASU 2018-18”). ASU No. 2018-18 clarifies when certain transactions between collaborative arrangement participants should be accounted for under ASC 606 and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. ASU 2018-18 is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted. ASU No. 2018-18 should generally be applied retrospectively to the date of initial application of Topic 606. Management is currently assessing the impact ASU No. 2018-18 will have on the Company’s financial statements.
3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	December 31, 2018
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$20,448	$—	$—	$20,448
Money market	38,873	—	—	38,873
Total	$59,321	$—	$—	$59,321
Marketable securities:
Domestic corporate debt securities	$132,886	$—	$(530)	$132,356
Agency bonds	45,009	—	(225)	44,784
Total	$177,895	$—	$(755)	$177,140

	December 31, 2017
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$73,302	$—	$—	$73,302
Money market funds	325	—	—	325
Domestic corporate commercial paper	44,937	—	—	44,937
Total	$118,564	$—	$—	$118,564
Marketable securities:
Domestic corporate debt securities	$207,320	$1	$(235)	$207,086
Domestic corporate commercial paper	29,844	—	(7)	29,837
Asset-backed securities	74,842	—	(73)	74,769
Total	$312,006	$1	$(315)	$311,692
There were twenty-four debt securities that had been in an unrealized loss position greater than 12 months as of December 31, 2018 and no debt securities in a loss position for more than 12 months as of December 31, 2017. There was 1 debt security in an unrealized loss position for less than 12 months at December 31, 2018 or there were 38 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2017. The aggregate unrealized loss on these securities as of December 31, 2018 and 2017 was approximately $0.8 million and $0.3 million, respectively, and the fair value was $177.1 million and $299.2 million, respectively. The Company considered the decline in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2018 and 2017.
As of December 31, 2018, all marketable securities, which had an aggregate fair value of $177.1 million, are maturing within one year.
4. Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017 (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$20,448	$—	$—	$20,448
Money market funds (1)	38,873	—	—	38,873
Total	$59,321	$—	$—	$59,321
Marketable Securities
Domestic corporate debt securities (2)	$—	$132,356	$—	$132,356
Asset-backed securities (2)	—	44,784	—	44,784
Total	$—	$177,140	$—	$177,140

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$73,302	$—	$—	$73,302
Money market funds (1)	325	—	—	325
Domestic corporate commercial paper (2)	—	44,937	—	44,937
Total	$73,627	$44,937	$—	$118,564
Marketable securities:
Domestic corporate debt securities (2)	$—	$207,086	$—	$207,086
Domestic corporate commercial paper (2)	—	29,837	—	29,837
Asset-backed securities (2)	—	74,769	—	74,769
Total	$—	$311,692	$—	$311,692
_______________________________________________________________________________

(1)	Fair value is based upon quoted market prices.

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

Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. During the years ended December 31, 2018 and 2017, there were no transfers between Level 1 and Level 2.
5. Inventory
Inventory consists of the following at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Raw materials	$4,961	$3,852
Work in process	490	313
Finished goods	759	201
Total inventories	$6,210	$4,366
Inventory acquired prior to receipt of the marketing approval for TYMLOS, totaling approximately $1.6 million, was expensed as research and development expense as incurred. As of December 31, 2018, only $0.1 million of such costs had not yet been absorbed in goods sold to Customers. The Company began to capitalize the costs associated with the production of TYMLOS upon receipt of FDA approval on April 28, 2017.
Finished goods manufactured by the Company have a 36-month shelf life from date of manufacture.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (In Years)	December 31,
		2018	2017
Furniture and fixtures, lab and office equipment	5	$1,262	$1,145
Computer equipment and software	3	3,445	3,602
Manufacturing equipment	10	1,616	1,617
Leasehold improvements	Shorter of useful life or remaining lease term	1,915	1,847
Construction in progress	-	—	326
		8,238	8,537
Less: accumulated depreciation		(4,235)	(2,342)
Property and equipment, net		$4,003	$6,195
The Company performed a qualitative impairment analysis to determine if any of the assets displayed indicators of impairment that would trigger the need for further analysis. As a result of the qualitative assessment, the Company concluded that there were no indicators of impairment for any property and equipment assets as of December 31, 2018 and 2017. Depreciation expense related to property and equipment was approximately $1.9 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively.
7. Intangible Assets
The following table presents intangible assets as of December 31, 2018 (in thousands):

	December 31, 2018	December 31, 2017	Estimated useful life (years)
Acquired and in-licensed rights	$8,712	$8,712	11
Less: accumulated amortization	(1,330)	(532)
Total intangible asset, net	$7,382	$8,180
The acquired and in-licensed rights relate to the milestone of €8.0 million (approximately $8.7 million) paid to Ipsen, which was triggered by the FDA approval of TYMLOS on April 28, 2017.
The Company recorded approximately $0.8 million and $0.5 million in amortization expense related to intangible assets, using the straight-line methodology which is considered the best estimate of economic benefit, during the twelve months ended December 31, 2018 and 2017, respectively. Estimated future amortization expense for intangible assets as of December 31, 2018 is approximately $0.8 million per year thereafter.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Commercial costs	$2,884	$12,463
Product revenue reserves	7,620	1,231
Royalty payable	1,735	606
Research costs	10,403	8,406
Payroll and employee benefits	12,230	16,934
Interest	3,050	3,482
Professional fees	3,465	6,295
Restructuring	613	—
Other current liabilities	203	95
Total accrued expenses and other current liabilities	$42,203	$49,512

9. Convertible Notes Payable
On August 14, 2017, in a registered underwritten public offering, the Company issued $300.0 million aggregate principal amount of 3% Convertible Senior Notes due September 1, 2024 (the “Convertible Notes”). In addition, on September 12, 2017, the Company issued an additional $5.0 million principal amount of Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the Liability and Equity Components of the Convertible Notes by allocating the proceeds between the Liability Component and the Equity Component, due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. In connection with the issuance of the Convertible Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the Liability and Equity Components based on the allocation of the proceeds. Of the total $9.4 million of debt issuance costs, $4.3 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $5.1 million was allocated to the liability component and is now recorded as a reduction of the Convertible Notes in the Company’s consolidated balance sheet. The portion allocated to the liability component is amortized to interest expense using the effective interest method over seven years.
The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1, beginning on March 1, 2018. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Prior to December 31, 2017, the Convertible Notes were not convertible except in connection with a make whole fundamental change, as defined in the respective indentures. The Convertible Notes will be subject to redemption at our option, on or after September 1, 2021, in whole or in part, if the conditions described below are satisfied. The Convertible Notes will mature on September 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 20.4891 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $48.81 per share of common stock and 6,249,176 shares). As of December 31, 2018 the Notes were not convertible.
Holders of the Convertible Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding June 1, 2024 only under the following circumstances:

(1)
during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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
The outstanding balances of the Convertible Notes consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Liability component:
Principal	$305,000	$305,000
Less: debt discount and issuance costs, net	(125,194)	(138,994)
Net carrying amount	$179,806	$166,006

Equity component:	$134,450	$134,450
The Company determined the expected life of the Convertible Notes was equal to its seven-year term. The effective interest rate on the Liability Components of the Convertible Notes for the period from the date of issuance through December 31, 2018 was 13.04%. As of December 31, 2018, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair values of the 3% Convertible Senior Notes due September 1, 2024 are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these convertible senior notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of December 31, 2018 was approximately $232.0 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the twelve months ended December 31, 2018 (in thousands):

	Twelve Months Ended December 31,
	2018	2017
Contractual interest expense	$9,150	$3,482
Amortization of debt discount	13,300	4,641
Amortization of debt issuance	505	175
Total interest expense	$22,955	$8,298
Future minimum payments on our long-term debt as of December 31, 2018 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2019	$9,150
2020	9,150
2021	9,150
2022	9,150
2023	9,150
2024 and thereafter	314,150
Total minimum payments	$359,900
Less: interest	(54,900)
Less: unamortized discount	(125,194)
Less: current portion	—
Long Term Debt	$179,806
10. Employee Stock Benefit Plans
Employee Stock Purchase Plan
In September 2016, the Company initiated the first offering period under the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each predetermined six-month offering period at 85% of the lower of the fair market value per share at the beginning or end of the applicable offering period. The offering periods run from March 1 through August 31 and from September 1 through February 28 (or February 29, in a leap year) of each year.
At December 31, 2018, there were 1,129,316 shares available for future sale to employees under this plan. As of December 31, 2018, the Company recorded a liability of $0.9 million related to employee withholdings under this plan.
Stock Options under Equity Incentive Plans
The Company has granted awards to employees, directors and consultants under the following compensation plans. The Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”) is the current plan under which the Company grants awards.
2003 Long-Term Incentive Plan—The Company’s 2003 Long-Term Incentive Plan (the “2003 Plan) provided for the granting of incentive stock options and nonqualified options to key employees, directors and consultants of the Company. The exercise price of the incentive stock options, as determined by the Company's board of directors, was required to be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the common stock fair value as of the date of the grant. The provisions of the 2003 Plan limited the exercise of incentive stock options, but in no case could the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock). Stock options granted under the 2003 Plan generally vest over a four-year period.
2011 Equity Incentive Plan—The Company's 2011 Equity Incentive Plan (the “2011 Plan”) replaced the 2003 Plan when the Company's board of directors approved the 2011 Plan on November 7, 2011 and the shares that remained available for issuance under the 2003 Plan were assumed as shares authorized under the 2011 Plan. The 2011 Plan provided for the granting of incentive stock options and nonqualified options to key employees, directors and consultants of the Company. The exercise price of the incentive stock options, as determined by the Company's board of directors, was required to be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock) of the common stock fair value as of the date of the grant. The provisions of the 2011 Plan limited the exercise of incentive stock options, but in no case could the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company's common stock). Stock options granted under the 2011 Plan generally vest over a four-year period, subject to continued employment with, or services to, the Company.
2018 Stock Option and Incentive Plan—The 2018 Plan replaced the 2011 Plan when the Company’s stockholders approved the new plan on June 6, 2018 and the shares that remained available for issuance under the 2011 Plan were assumed as shares authorized under the 2018 Plan. The 2018 Plan provides for the granting of equity awards, including incentive and non-qualified stock options and restricted stock units, to employees, non-employee directors and consultants of the Company.

The exercise price of the incentive stock options, as determined by the Company’s Board of Directors, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s common stock) of the common stock fair value as of the date of the grant. The provisions of the 2018 Plan limit the exercise of incentive stock options, but in no case may the exercise period extend beyond ten years from the date of grant (five years in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s common stock). Stock options and restricted stock units granted under the 2018 plan generally vest over a four-year period, subject to continued employment with, or services to, the Company.
As of December 31, 2018, an aggregate of approximately 5,463,000 common shares remained outstanding under outstanding awards under all of the Company’s stock based compensation plans. The number of common shares remaining available for granting of future awards under these plans was approximately 5,903,000 at December 31, 2018.
The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its employee stock options. The weighted-average grant-date fair value per share of options granted during 2018, 2017, and 2016 was $18.69, $22.74, and $19.79 respectively. The weighted-average assumptions used in the Black-Scholes option-pricing model were as follows:

	Years Ended December 31,
	2018	2017	2016
Expected term (years)	6.23	6.02	5.95
Volatility	56%	57%	55%
Expected dividend yield	0%	0%	0%
Risk-free interest rates	2.68%	2.01%	1.91%
A summary of stock option activity for the year ended December 31, 2018 is as follows (in thousands, except for per share and weighted-average contractual life amounts):

	Shares	Weighted-Average Exercise Price (in dollars per share)	Weighted-Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	5,648	$37.71
Granted	1,447	33.76
Exercised	(472)	16.06
Canceled	(529)	41.64
Expired	(631)	48.68
Options outstanding at December 31, 2018	5,463	$36.88	7.39	$4,910
Options exercisable at December 31, 2018	3,102	$36.53	6.43	$4,901
The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2018 and 2017 was $9.1 million and $33.1 million, respectively.
As of December 31, 2018, there was approximately $36.9 million of total unrecognized compensation expense related to unvested option-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3 years.
Restricted Stock Units
A summary of RSU activity during the year ended December 31, 2018 is as follows (in thousands, except for per share amounts):

	RSUs	Weighted-Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding at December 31, 2017	147	$36.69
Granted	221	37.83
Vested	(37)	36.60
Forfeited	(104)	36.98
RSUs Outstanding at December 31, 2018	227	$37.69
As of December 31, 2018, there was approximately $5.8 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3 years.
The following table summarizes stock-based compensation expense by financial statement line (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$11,657	$14,699	$11,190
General and administrative	17,044	20,304	14,868
Share-based compensation expense included in operating expenses	$28,701	$35,003	$26,058
Warrants
At December 31, 2018 and 2017, the Company had outstanding warrants to purchase 120,532 and 605,415 shares of the Company’s common stock, respectively, at prices ranging from $14.00 to $16.97 per share. The warrants became exercisable at various dates between 2011 and 2014. No warrants were outstanding as of February 14, 2019.

11. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to Customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the twelve months ended December 31, 2018 and 2017 (in thousands):

	Chargebacks, Discounts, and Fees	Government and Other Rebates	Returns	Total
Beginning balance at December 31, 2016	$—	$—	$—	$—
Provision related to sales in the current year, net of credits and payments	$1,986	$1,231	$421	$3,638
Ending balance at December 31, 2017	$1,986	$1,231	$421	$3,638
Provision related to sales in the current year	15,281	24,156	355	39,792
Adjustment related to prior periods sales	(140)	254	(111)	3
Credits and payments made	(13,929)	(18,021)	(254)	(32,204)
Ending balance at December 31, 2018	$3,198	$7,620	$411	$11,229
Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the consolidated balance sheets. Government and other rebates are recoded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
12. Net Loss Per Share
Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(221,337)	$(254,237)	$(182,804)
Loss attributable to common stockholders—basic	(221,337)	(254,237)	(182,804)
Effect of dilutive convertible preferred stock	—	—	—
Loss attributable to common stockholders—diluted	$(221,337)	$(254,237)	$(182,804)
Denominator:
Weighted-average number of common shares used in loss per share— basic and diluted	45,356,263	43,804,660	43,067,952
Loss per share—basic and diluted	$(4.88)	$(5.80)	$(4.24)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the years ended December 31, 2018, 2017, and 2016 all of the Company’s classes of convertible preferred stock, options to purchase common stock, warrants and performance units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Year Ended December 31
	2018	2017	2016
Convertible preferred stock	—	—	—
Options to purchase common stock	5,462,787	5,647,895	6,373,542
Warrants	120,532	605,415	605,415
Restricted Stock Units	227,088	146,451	56,250
13. License Agreements
3M
In February 2018, the Company entered into a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-coated transdermal patch product (“Product”) and associated applicator devices (“Applicator”). Under the Supply Agreement, 3M will manufacture Product and Applicator for the Company according to agreed-upon specifications in sufficient quantities to meet the Company’s projected supply requirements. 3M will manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity the Company orders. The Company will pay 3M a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse 3M for certain capital expenditures incurred to establish commercial supply of Product. The Company is responsible for providing, at its expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, 3M and the Company have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of Product. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be completed in the third quarter of 2020.
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
In June 2009, the Company entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies on an exclusive basis. The term of the Development Agreement runs until June 2019 and then automatically renews for additional one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company pays 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. The Company has paid 3M approximately $26.3 million, in the aggregate, through December 31, 2018 with respect to services and deliverables delivered pursuant to the Development Agreement.
Ipsen
In September 2005, the Company entered into a license agreement (the “License Agreement”), as amended, with an affiliate of Ipsen Pharma SAS (“Ipsen”) under which the Company exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture, and commercialize certain compounds and related products in all countries, except Japan (where the Company has an option to negotiate a co-promotion agreement for abaloparatide-SC) and France (where the Company’s commercialization rights were subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement were met). The Company believes that Ipsen’s co-marketing and co-promotion rights in France have permanently expired. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make, and have made, compounds or products in Japan. Ipsen further granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture, and commercialize compounds and products covered by the compound technology license in all countries, except Japan and France (as discussed above).
In consideration for these rights, the Company made nonrefundable, non-creditable payments in aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through December 31, 2018. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement is €24.0 million (approximately $28.7 million). In connection with the FDA’s approval of TYMLOS in April 2017, the Company paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which the Company recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The agreement provides that the Company would pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was $5.0 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively, which is recorded in cost of sales within the consolidated statement of operations and comprehensive loss. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Pursuant to a June 2018 final decision in arbitration proceedings with Ipsen in connection with the License Agreement, the Company paid Ipsen $10.0 million (and pre-award interest of $0.8 million) and is obligated to pay Ipsen (i) $5.0 million if abaloparatide receives marketing approval in Japan, and (ii) a fixed mid single-digit royalty based on net sales of abaloparatide in Japan. The Company recorded the $10.8 million payment to other operating expenses in the consolidated statement of operations and comprehensive loss in the second quarter of 2018. The $5.0 million payment upon abaloparatide receiving marketing approval in Japan will be accrued for in the period in which the approval is determined to be probable. Royalties based on net sales of abaloparatide in Japan will be accrued during the period that revenue for such sales, which is subject to a royalty arrangement, is recognized and will be presented as cost of sales within the consolidated statement of operations and comprehensive loss.
The arbitration decision does not impact the Company’s rights under the License Agreement or its license agreement with Teijin for abaloparatide-SC in Japan, under which the Company previously received a $10.0 million upfront payment and is entitled to receive up to an aggregate of $40.0 million upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan, and has an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan.
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
Duke
In December 2017, the Company and Duke University (“Duke”) entered into a License Agreement with (the “Duke Agreement”) pursuant to which Radius acquired the exclusive worldwide license to certain Duke patents associated with elacestrant (RAD1901) related to the use of elacestrant in the treatment of breast cancer as a monotherapy and in a combination therapy (collectively “Duke Patents”).
In consideration for these rights, the Company incurred non-refundable, non-creditable obligations to pay Duke, totaling $1.3 million, which were expensed as research and development during 2017. The Duke Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones totaling up to $3.8 million. The agreement provides that the Company would pay Duke a fixed low single-digit royalty based on net sales, on a country-by-country basis, beginning in August 2029 and ending upon expiration of the last patent rights to expire.
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
Upon execution of the Teijin Agreement, the transaction price included only the $10.0 million up-front payment owed to the Company. As referenced above, the Company may receive further payments upon the achievement of certain regulatory and sales milestones, totaling up to $40.0 million, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The Company notes that these milestone and royalty payments represent variable consideration and amounts subject to the sales and usage-based royalty exception under ASC 606, respectively. The regulatory milestone payments representing variable consideration were fully constrained through December 31, 2018, and no amount will be recognized until the applicable regulatory milestones are achieved. The sales-based milestones and royalty payments subject to the sales and usage-based royalty exception will not be included in the transaction price until the underlying sales or sales-based milestones have been achieved.
14. Income Taxes
For the year ended December 31, 2018, 2017, and 2016 no income tax expense was recorded due to the Company’s net operating losses (NOLs) and full valuation allowance.
The components of loss before provision for (benefit from) income taxes during the three years ended December 31, 2018 consisted of the following:

	Year Ended December 31,
	2018	2017	2016
United States	$(208,735)	$(245,264)	$(182,804)
Foreign	(12,602)	(8,973)	—
	(221,337)	(254,237)	(182,804)
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax benefit using U.S. federal statutory rate	$(46,464)	$(86,426)	$(62,141)
State income taxes, net of federal benefit	(6,694)	(5,570)	(5,236)
Stock-based compensation	(12)	(5,909)	1,585
Research and development tax credits	(3,743)	(2,468)	(2,794)
Effect of federal tax law change	—	86,035	—
Other adjustments - ASU 2016-09 adoption	—	6,135	—
Change in the valuation allowance	49,550	(39,045)	48,096
Convertible note	(128)	47,016	—
Permanent items	883	543	53
Uncertain Tax Positions	2,649	3,056	—
Other	3,959	(3,367)	1,371
Expiring NOLs and credits - 382 Limitation	—	—	19,066
Income tax expense	$—	$—	$—
The Company is subject to Massachusetts net worth taxes, not based on income, which is largely offset by allowable tax credits and recorded as a component of operating expenses.
The principal components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
NOL carryforwards	$225,285	$187,775
Capitalized research and development	3,919	1,411
Research and development credits	8,380	5,303
Interest Expense	1,125	—
Depreciation	—	37
Accrued expenses	2,644	3,846
Stock-based compensation	14,377	15,040
UNICAP	86	234
Allowance for bad debt	840	346
Other	106	91
Gross non-current deferred tax assets	256,762	214,083
Valuation allowance	(256,762)	(214,083)
Net non-current deferred tax assets	$—	$—
Deferred tax liabilities:
Depreciation	$(347)	$—
Convertible debt	(28,093)	(35,311)
Gross non-current deferred tax liabilities	(28,440)	(35,311)
Valuation allowance	28,440	35,311
Net non-current deferred tax liabilities	$—	$—
FASB ASC 740-Income Taxes requires that a valuation allowance be established to reduce a deferred tax asset to its realizable value when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including the utilization of past tax credits and length of carry-back and carry-forward periods, reversal of temporary differences, tax planning strategies, our current and past performance, the market environment in which we operate, and the evaluation of tax planning strategies to generate future taxable income.

The Company has recorded a valuation allowance against its net deferred tax assets in each of the years ended December 31, 2018, 2017, and 2016, because the Company’s management believes that it is more likely than not that these assets will not be realized. The increase in the valuation allowance in 2018 primarily relates to the net loss incurred by the Company.
As of December 31, 2018, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $912.5 million and $580.1 million, respectively, which may be used to offset future taxable income. Of the federal NOL amount, approximately $754.4 million is subject to expiration and $158.1 million has an indefinite carryforward period.
As of December 31, 2018, the Company also had federal and state tax credits of $6.9 million and $1.9 million, respectively, to offset future tax liabilities. The federal general business and state research and development tax credits will expire at various dates through 2038.
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2018, the unrecognized tax benefit was $2.2 million which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Uncertain Tax Position
Balance at December 31, 2017	$1,263
Decreases related to prior year tax positions	(39)
Increases related to prior year tax positions	243
Decreases related to current year tax positions	—
Increases related to current year tax positions	772
Ending uncertain tax benefits	$2,239
In 2016, the Company completed an evaluation of our tax attributes through December 31, 2015 as outlined under Section 382 of the Internal Revenue Code, which resulted in a reduction of its NOL and credit carryforwards. The Company has adjusted its NOL and credit carryforwards, and the related valuation allowance, according to the results of this evaluation. As no additional evaluations have been completed since 2016, the NOLs could be subject to further limitations.
The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. Generally, the tax years 2015 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.
No interest or penalties have been recorded for the years ended December 31, 2018, 2017, or 2016. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), which was enacted in December 2017. The Company recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The accounting was completed when the Company’s 2017 U.S. corporate income tax return was filed in October 2018 and the Company did not record any adjustments to these provisional amounts that were material to its financial statements.
15. Commitments and Contingencies
Litigation

From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.
As of December 31, 2018, the Company was not party to any significant litigation.
Commitments
The Company leases certain office space in Massachusetts, New Jersey, and Pennsylvania under non-cancellable operating leases that expire over various terms through the end of 2025.
The Company is obligated to make monthly rent payments pursuant to these non-cancellable agreements as set forth below (in thousands):

Years ended December 31,	Future Lease Commitments
2019	$2,736
2020	2,136
2021	1,060
2022	1,038
2023	980
Thereafter	1,862
Total minimum lease payments	$9,812
Rent expense for the years ended December 31, 2018, 2017, and 2016 was $3.5 million, $3.4 million and $2.8 million, respectively.
Manufacturing Agreements
In June 2016, the Company entered into a Supply Agreement with Ypsomed AG, pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. The Company has agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. The Company will purchase the device subject to minimum annual quantity requirements over the initial three-year term of the agreement. The Company is required to purchase a minimum number of batches for CHF 2.4 million ($2.5 million) through the year ended December 31, 2022.
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
16. Subsequent Events
None.

17. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2018 and 2017 is as follows (in thousands, except for share and per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2018:
Net revenue	$14,547	$22,629	$27,639	$34,424
Gross profit	13,259	20,826	25,246	31,482
Net loss	(61,555)	(68,882)	(49,802)	(41,098)
Net loss applicable to common stock	(61,555)	(68,882)	(49,802)	(41,098)
Net loss per share—basic and diluted	(1.37)	(1.52)	(1.09)	(0.90)
Weighted-average common shares outstanding—basic and diluted	44,937,776	45,430,678	45,498,909	45,549,972

2017:
Net revenue	$—	$980	$13,469	$7,663
Gross profit	—	875	13,016	6,889
Net loss	(56,939)	(68,438)	(57,843)	(71,017)
Net loss applicable to common stock	(56,939)	(68,438)	(57,843)	(71,017)
Net loss per share—basic and diluted	(1.32)	(1.58)	(1.31)	(1.59)
Weighted-average common shares outstanding—basic and diluted	43,185,952	43,410,053	43,999,451	44,602,254

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Radius Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Radius Health, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Radius Health, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2019

ITEM 9B.    OTHER INFORMATION.
On February 22, 2019, in connection with a periodic review of the Company’s existing form of indemnification agreement, our Board of Directors approved updated forms of indemnification agreements (the “Indemnification Agreements”) and authorized the Company to enter into Indemnification Agreements with each of its directors and executive officers (each, an “Indemnitee”).
The Indemnification Agreements are intended to procure the Indemnitee’s continued service as a director and/or officer of the Company and enhance the Indemnitee’s ability to serve the Company in an effective manner. In order to provide such protections, the terms of the Indemnification Agreements are intended to be enforceable irrespective of, among other things, any amendment to the Company’s Restated Certificate of Incorporation or Amended and Restated Bylaws or any change in control (as defined in the Indemnification Agreements). Under the terms of the Indemnification Agreements, subject to certain exceptions specified therein, the Company will indemnify the Indemnitee to the fullest extent permitted by Delaware law in the event the Indemnitee becomes subject to or a participant in certain actions or proceedings as a result of the Indemnitee’s service to the Company. Subject to certain exceptions, the Company will also advance to the Indemnitee expenses incurred in connection with such actions or proceedings to the fullest extent permitted by the Delaware law.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required with respect to this item will be set forth in our definitive Proxy Statement to be delivered to our stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 6, 2019. Such information is incorporated herein by reference.
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
The remainder of the response to this item will be set forth in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K		3.1	6/13/2014
3.2	Amended and Restated By-Laws	8-K		3.1	3/2/2018
4.1	Fifth Amended and Restated Stockholders’ Agreement, dated April 24, 2014, between the Company and the stockholders party thereto	S-1/A	333-194150	4.2	4/25/2014
4.2	Base Indenture, dated as of August 14, 2017, between the Company and Wilmington Trust, National Association	8-K		4.1	8/14/2017
4.3	First Supplemental Indenture, dated as of August 14, 2017, between the Company and Wilmington Trust, National Association	8-K		4.2	8/14/2017
4.4	Form of 3.00% Convertible Senior Note due 2024 (included in Exhibit 4.2)	8-K		4.3	8/14/2017
	Management Contracts and Compensatory Plans
10.1	Radius Health, Inc. 2003 Long-Term Incentive Plan (as amended)	10-K		10.20	3/10/2015
10.1(a)	Radius Health, Inc. 2003 Long-Term Incentive Plan Form of Stock Option Agreement	8-K	000-53173	10.32	5/23/2011
10.2	Radius Health, Inc. 2011 Equity Incentive Plan (as amended and restated)	8-K		10.1	5/27/2016
10.2(a)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Incentive Stock Options	10-K		10.2(a)	2/24/2017
10.2(b)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Non-Incentive Stock Options	10-K		10.2(b)	2/24/2017
10.2(c)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement, attached as Exhibit A thereto	10-K		10.2(c)	2/24/2017
10.3	Radius Health, Inc. 2018 Stock Option and Incentive Plan, together with forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement for Employees, Non-Qualified Stock Option Agreement for Non-Employee Directors, Restricted Stock Unit Agreement for Employees, and Restricted Stock Unit Agreement for Non-Employee Directors.	10-Q		10.5	8/7/2018

10.4	Radius Health, Inc. 2016 Employee Stock Purchase Plan	8-K		10.2	5/27/2016
10.5	Radius Health, Inc. Amended and Restated Non-Employee Director Compensation Program					*
10.6	Employment Letter Agreement, dated November 14, 2003, between the Company, as successor to Nuvios, Inc., and Gary Hattersley	8-K	000-53173	10.49	5/23/2011
10.6(a)	Executive Severance Agreement, dated July 1, 2015, between the Company and Gary Hattersley	8-K		10.2	7/10/2015
10.6(b)	Separation Agreement and General Release of Claims, dated September 19, 2018, between the Company and Gary Hattersley	10-Q		10.1	11/1/2018
10.6(c)	Consulting Agreement, dated September 19, 2018, between the Company and Gary Hattersley	10-Q		10.2	11/1/2018
10.7	Employment Letter Agreement, dated November 15, 2006, between the Company, as successor to Radius Health, Inc., and B. Nicholas Harvey	8-K	000-53173	10.51	5/23/2011
10.7(a)	Executive Severance Agreement, dated July 1, 2015, between the Company and B. Nicholas Harvey	8-K		10.1	7/10/2015
10.7(b)	Separation Agreement and General Release of Claims, dated May 15, 2017, between the Company and B. Nicholas Harvey.	8-K		10.3	5/15/2017
10.7(c)	Consulting Agreement, dated May 17, 2017, between the Company and B. Nicholas Harvey	8-K		10.4	5/15/2017
10.8	Executive Employment Agreement, dated December 12, 2013, between the Company and Robert Ward	8-K		10.1	12/17/2013
10.8(a)	First Amendment, dated July 1, 2015, to Executive Employment Agreement, dated December 12, 2013, between the Company and Robert Ward	10-Q		10.1	5/2/2017
10.8(b)	Agreement and General Release, dated July 16, 2017, between the Company and Robert Ward	8-K		10.3	7/17/2017
10.9	Employment Letter Agreement, dated January 3, 2014, between the Company and Greg Williams	S-1/A	333-194150	10.141	4/3/2014
10.9(a)	Executive Severance Agreement, dated July 1, 2015, between the Company and Greg Williams	8-K		10.4	7/10/2015
10.9(b)	Separation Agreement and General Release of Claims, dated May 31, 2018, between the Company and Gregory Williams	10-Q		10.2	8/7/2018
10.9(c)^	Consulting Agreement, dated May 31, 2018, between the Company and Williver Associates LLC	10-Q		10.3	8/7/2018
10.10	Employment Letter Agreement, dated December 28, 2014, between the Company and Brent Hatzis-Schoch	10-K		10.9	2/24/2017
10.11	Employment Letter Agreement, dated August 31, 2015, between the Company and David Snow	10-K		10.12	2/24/2017

10.12	Form of Executive Severance Agreement between the Company and Jose Carmona, David Snow, and Brent Hatzis-Schoch	10-K		10.13	2/24/2017
10.13	Form of Executive Severance Agreement between the Company and Joseph Kelly and Charles Morris	10-K		10.12(a)	3/1/2018
10.14	Employment Letter Agreement, dated May 9, 2017, between the Company and Jose Carmona	8-K		10.1	5/15/2017
10.14(a)	Employment Inducement Stock Option Agreement, dated May 15, 2017, between the Company and Jose Carmona	8-K		10.2	5/15/2017
10.15	Employment Agreement, dated June 23, 2017, between the Company and Jesper Hoeiland	8-K		10.1	7/17/2017
10.15(a)	First Amendment to Employment Agreement between the Company and Jesper Hoeiland	8-K		10.1	11/16/2017
10.15(b)	Employment Inducement Stock Option Agreement, dated July 17, 2017, between the Company and Jesper Hoeiland	8-K		10.2	7/17/2017
10.16	Employment Letter Agreement, dated November 10, 2017, between the Company and Joseph Kelly	10-K		10.15	3/1/2018
10.16(a)	Employment Inducement Stock Option Agreement, dated November 27, 2017, between the Company and Joseph Kelly	10-K		10.15(a)	3/1/2018
10.17	Employment Letter Agreement, dated June 28, 2018, between the Company and Charles Morris					*
10.17(a)	Employment Inducement Stock Option Agreement, dated September 4, 2018, between the Company and Charles Morris					*
10.18	Form of Indemnification Agreement between the Company and its Directors					*
10.19	Form of Indemnification Agreement between the Company and its Officers					*
10.20	Radius Health, Inc. Form of Employment Inducement Stock Option Agreement	10-Q		10.4	8/7/2018
	Other Agreements
10.21^	License Agreement, dated September 27, 2005, between the Company, as successor to Nuvios, Inc., and Ipsen Pharma SAS (f/k/a SCRAS S.A.S.) on behalf of itself and its affiliates, as amended on September 12, 2007 and May 11, 2011	10-K		10.15	3/10/2015
10.22^	Scale-Up and Commercial Supply Agreement, dated February 27, 2018, between the Company, 3M Company and 3M Innovative Properties Company	10-Q		10.1	5/10/2018
10.23^	License Agreement, dated June 29, 2006, between the Company and Eisai Co., Ltd.	8-K/A	000-53173	10.25	10/24/2011

10.23(a)	License Agreement Amendment No. 1, dated March 9, 2015, between the Company and Eisai Co., Ltd.	10-Q	10.3	5/6/2015
10.24^	License and Development Agreement, dated July 13, 2017, between the Company and Teijin Limited	10-Q	10.1	11/2/2017
10.25^	Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q	10.1	8/4/2016
10.26^	Commercial Supply Agreement, dated June 28, 2016, between the Company and Vetter Pharma International GmbH	10-Q	10.2	8/4/2016
10.27^	Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q	10.1	11/3/2016
10.28	Indenture of Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	8-K	10.1	5/20/2014
10.28(a)	First Amendment, dated September 9, 2015, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.6	11/5/2015
10.28(b)	Second Amendment, dated April 22, 2016, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.2	5/10/2018
10.28(c)	Third Amendment, dated May 23, 2018, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.1	8/7/2018
10.29	Lease, dated June 28, 2017, between the Company and KBSIII Crosspoint at Valley Forge Trust	10-Q	10.1	8/4/2017
10.30	Sublease, dated March 11, 2016, between the Company and Rovi Corporation	10-Q	10.2	8/4/2017
10.30(a)	First Amendment to Sublease, dated July 7, 2017, between the Company and Rovi Corporation	10-Q	10.3	8/4/2017
10.30(b)	Amended and Restated First Amendment to Sublease, dated August 1, 2017, between the Company and Rovi Corporation	10-Q	10.4	11/2/2017
21.1	Subsidiaries of the Company				*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*
32.1	Section 1350 Certification of Chief Executive Officer				**
32.2	Section 1350 Certification of Chief Financial Officer				**

_______________________________________________________________________________

^	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

*	Filed herewith.

**	Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIUS HEALTH, INC.
By:	/s/ JESPER HOEILAND
Jesper Hoeiland President and Chief Executive Officer
Date: February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JESPER HOEILAND	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Jesper Hoeiland

/s/ JOSE CARMONA	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2019
Jose Carmona

/s/ WILLARD H. DERE	Director	February 28, 2019
Willard H. Dere

/s/ CATHERINE FRIEDMAN	Director	February 28, 2019
Catherine Friedman

/s/ JEAN-PIERRE GARNIER	Director	February 28, 2019
Jean-Pierre Garnier

/s/ KURT C. GRAVES	Director	February 28, 2019
Kurt C. Graves

/s/ OWEN HUGHES	Director	February 28, 2019
Owen Hughes

/s/ JESSICA HOPFIELD	Director	February 28, 2019
Jessica Hopfield

/s/ ANTHONY ROSENBERG	Director	February 28, 2019
Anthony Rosenberg

/s/ DEBASISH ROYCHOWDHURY	Director	February 28, 2019
Debasish Roychowdhury