Form 10-Q
period 2019-03-31
Radius Health, Inc.
filed 2019-05-08
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
Or
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
Securities registered pursuant to Section 12(b) of the Act:

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RDUS	The NASDAQ Global Market

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of May 6, 2019: 46,107,383 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

Item 1. Condensed Consolidated Financial Statements

Radius Health, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,504	$59,321
Restricted cash	562	560
Marketable securities	132,679	177,140
Accounts receivable, net	20,750	16,758
Inventory	5,646	6,210
Prepaid expenses	12,372	13,842
Other current assets	2,651	1,202
Total current assets	246,164	275,033
Property and equipment, net	3,570	4,003
Intangible assets	7,182	7,382
Right of use assets - operating leases	7,450	—
Other assets	501	544
Total assets	$264,867	$286,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,880	$4,226
Accrued expenses and other current liabilities	35,632	42,203
Operating lease liability, current	2,168	—
Total current liabilities	47,680	46,429

Notes payable	183,556	179,806
Operating lease liability, long term	5,556	—
Other non-current liabilities	71	95
Total liabilities	236,863	226,330
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value; 200,000,000 shares authorized, 45,967,080 shares and 45,563,693 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in-capital	1,174,661	1,165,003
Accumulated other comprehensive loss	(281)	(755)
Accumulated deficit	(1,146,381)	(1,103,621)
Total stockholders’ equity	28,004	60,632
Total liabilities and stockholders’ equity	$264,867	$286,962
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Product revenue, net	$29,844	$14,547
OPERATING EXPENSES:
Cost of sales - product	3,030	1,088
Cost of sales - intangible amortization	200	200
Research and development	23,259	22,851
Selling, general and administrative	41,186	48,025
Loss from operations	(37,831)	(57,617)
OTHER (EXPENSE) INCOME:
Other income (expense)	4	(104)
Interest expense	(6,037)	(5,566)
Interest income	1,104	1,732
NET LOSS	$(42,760)	$(61,555)
OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) from available-for-sale debt securities	474	(1,169)
COMPREHENSIVE LOSS	$(42,286)	$(62,724)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 11)	$(42,760)	$(61,555)
LOSS PER SHARE:
Basic and diluted	$(0.94)	$(1.37)

WEIGHTED AVERAGE SHARES:
Basic and diluted	45,671,502	44,937,776
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(42,760)	$(61,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	633	671
Amortization of discount on marketable securities, net	(65)	(180)
Amortization of debt discount and debt issuance costs	3,750	3,278
Impairment loss on operating lease right of use assets	339	—
Stock-based compensation	6,114	7,549
Changes in operating assets and liabilities:
Inventory	564	(1,072)
Accounts receivable, net	(3,992)	(3,607)
Prepaid expenses	1,470	(1,254)
Other current assets	446	(50)
Operating lease right of use assets	500	—
Other long-term assets	43	43
Accounts payable	5,654	610
Accrued expenses and other current liabilities	(6,571)	(14,641)
Lease liability, operating leases	(565)	—
Other non-current liabilities	(24)	(24)
Net cash used in operating activities	(34,464)	(70,232)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	—	(61)
Purchases of marketable securities	—	(500)
Sales and maturities of marketable securities	45,000	—
Net cash provided by (used in) investing activities	45,000	(561)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrant exercises	622	6,576
Proceeds from issuance of shares under employee stock purchase plan	1,027	1,741
Net cash provided by financing activities	1,649	8,317
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	12,185	(62,476)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	59,881	118,619
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$72,066	$56,143
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	4,575	—
Property and equipment purchases in accrued expenses at period end	—	287
Receivable due from stock options exercises	1,895	—
Cash paid for amounts included in the measurement of operating lease liabilities	685	—
Right of use assets obtained in exchange for operating lease liability	8,289	—
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2017	44,616,586	$4	$1,124,630	$(314)	$(882,284)	$242,036
Net loss					(61,555)	(61,555)
Unrealized loss from available-for-sale securities				(1,169)		(1,169)
Vesting of restricted shares	16,111					—
Exercise of options	413,686	1	6,575			6,576
Exercise of warrants	113,314					—
Share-based compensation expense related to share-based awards for employee stock purchase plan			162			162
Issuance of common stock upon purchase by employee stock purchase plan	54,690		1,741			1,741
Share-based compensation expense			7,387			7,387
Balance at March 31, 2018	45,214,387	$5	$1,140,495	$(1,483)	$(943,839)	$195,178

Balance at December 31, 2018	45,563,693	5	1,165,003	(755)	(1,103,621)	60,632
Net loss					(42,760)	(42,760)
Unrealized gain from available-for-sale securities				474		474
Vesting of restricted shares	73,113					—
Exercise of options	185,438		1,517			1,517
Exercise of warrants	81,104		1,000			1,000
Share-based compensation expense related to share-based awards for employee stock purchase plan			181			181
Issuance of common stock upon purchase by employee stock purchase plan	63,732		1,027			1,027
Share-based compensation expense			5,933			5,933
Balance at March 31, 2019	45,967,080	$5	$1,174,661	$(281)	$(1,146,381)	$28,004
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
Radius Health, Inc. (“Radius” or the “Company”) is a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics in the areas of osteoporosis and oncology. In April 2017, the Company’s first commercial product, TYMLOS® (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In March 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a negative opinion on the Company’s European Marketing Authorisation Application (“MAA”) for abaloparatide-SC. In July 2018, following a re-examination procedure, the CHMP maintained its negative opinion and on January 7, 2019, the European Commission adopted a decision refusing approval of the MAA on the basis of the negative opinion of the Committee. In July 2017, the Company entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan, under which the Company received an upfront payment and is entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, the Company has an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. The Company is developing an abaloparatide transdermal patch, or abaloparatide-patch, for potential use in the treatment of postmenopausal women with osteoporosis. The Company is also developing an investigational product candidate, elacestrant (“RAD1901”), a selective estrogen receptor degrader (“SERD”), for potential use in the treatment of hormone receptor-positive breast cancer. The Company is developing its internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator (“SARM”) for potential use in the treatment of hormone receptor-positive breast cancer.
The Company is subject to the risks associated with biopharmaceutical companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approvals to market its investigational product candidates, market acceptance and the successful commercialization of TYMLOS, or any of the Company’s investigational product candidates following receipt of regulatory approval, competition for TYMLOS or any of the Company’s investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of March 31, 2019, the Company had an accumulated deficit of $1,146.4 million, and total cash, cash equivalents, restricted cash, marketable securities, and investments of $204.7 million.
Based upon its cash, cash equivalents, marketable securities, and investments as of March 31, 2019, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational product candidates that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital to fund its development plans, U.S. commercial scale-up and other operational activities, for at least one year from the date of this filing. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents, marketable securities, and investments, or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.
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
When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019. Subsequent events have been evaluated up to the date of issuance of these financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Significant Accounting Policies—The significant accounting policies identified in the Company’s 2018 Form 10-K that require the Company to make estimates and assumptions include: revenue recognition, inventory obsolescence, long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. There were no changes to significant accounting policies during the three months ended March 31, 2019, except for the adoption of the Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) detailed below.
Accounting Standards Updates, Recently Adopted—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB Accounting Standards Codification (“ASC”) Topic 842, Leases. ASU 2016-02 requires a lessee to recognize a liability to make lease payments and a right-of-use asset in the statement of financial position, representing its right to use the underlying asset for the lease term for both finance and operating leases.
In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU No. 2018-11, Target Improvements to Topic 842, Leases (“ASU 2018-11”). The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. ASU 2018-11 gives entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of ASU 2016-02. ASU 2016-02, ASU 2018-10 and ASU 2018-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted the standard effective January 1, 2019 using the optional method under ASU 2018-11 and therefore, prior period financial information has not been retrospectively adjusted.
The Company applied the package of practical expedients to leases that commenced prior to the effective date whereby it elected to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected the short-term lease recognition exemption for all leases that qualify, where a right-of-use asset or lease liability will not be recognized for short term leases. Furthermore, for all leases entered into or modified after the effective date, the Company has made an accounting policy election, by class of underlying asset, to not separate nonlease components from lease components. The Company did not elect the use-of-hindsight to estimate the lease term or to assess impairment of right-of-use assets for existing leases.
As summarized in the table below, the standard had a material impact on the Company’s condensed consolidated balance sheet as of March 31, 2019, specifically through recognition of right-of-use assets and lease liabilities for operating leases of $8.3 million on the effective date. However, the standard did not have a material impact on the Company’s condensed consolidated statement of operations and comprehensive loss, as expense for the Company’s existing operating leases continues to be recognized consistent with the recognition pattern before adoption.

Consolidated Balance Sheet Data (in thousands)	January 1, 2019 Prior to ASC 842 Adoption	ASC 842 Adjustment	January 1, 2019 As Adjusted
Right of use assets - operating leases (1)	$—	$8,289	$8,289
Operating lease liability, current (2)	$—	$2,245	$2,245
Operating lease liability, long term (2)	$—	$6,044	$6,044
(1)                           Represents capitalization of operating lease right of use assets.
(2)                           Represents recognition of operating lease liabilities.
The Company implemented internal controls to enable the preparation of financial information upon adoption.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 amends ASC 718, Compensation-Stock Compensation, to expand the scope of the standard to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-07 as of January 1, 2019, and it did not have a material impact on the Company’s condensed consolidated financial statements.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements, or (“ASU 2018-09”). This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the ASC. The majority of the amendments in ASU 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The Company adopted ASU 2018-09 as of January 1, 2019 and it did not have a material impact on the Company’s condensed consolidated financial statements.
On August 17, 2018, the SEC issued an amendment to Rule 3-04 of Regulation S-X, which extended the annual disclosure requirement of reporting changes in stockholders’ equity to interim periods. Such disclosures are to be provided in a note to the financial statements or in a separate financial statement and requires both the year-to-date information and subtotals for each interim period. On September 25, 2018, the SEC issued guidance under a Compliance and Disclosure Interpretation (C&DI 105.09) to clarify the effective date of the requirement. Under the guidance in C&DI 105.09, the Company implemented this updated disclosure requirement beginning with its Form 10-Q for the first quarter 2019 herein, specifically by presenting the Company’s condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2019 and 2018.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The amendments in ASU 2018-18 clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU 2018-18 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The Company adopted ASU 2018-18 as of January 1, 2019 and it did not have a material impact on the Company’s condensed consolidated financial statements, as each of the Company’s arrangements detailed below within Note 12, “License Agreements,” were previously accounted for under ASC 606 and/or other topics of the ASC, not ASC 808, and the Company has no other arrangements within the scope of ASC 808.
Accounting Standards Updates, Recently Issued— In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2019. The Company is currently evaluating the effects the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework-Changes to the Disclosure Requirement for Fair Value Measurement, or (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendment under ASU 2018-13 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on its consolidated financial statements and related disclosures.
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
3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents as of March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	March 31, 2019
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$60,535	$—	$—	$60,535
Money market funds	10,969	—	—	10,969
Total	$71,504	$—	$—	$71,504

Marketable securities:
Domestic corporate debt securities	$87,940	$—	$(180)	$87,760
Agency bonds	45,020	—	(101)	44,919
Total	$132,960	$—	$(281)	$132,679

	December 31, 2018
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$20,448	$—	$—	$20,448
Money market funds	38,873	—	—	38,873
Total	$59,321	$—	$—	$59,321

Marketable securities:
Domestic corporate debt securities	$132,886	$—	$(530)	$132,356
Agency bonds	45,009	—	(225)	44,784
Total	$177,895	$—	$(755)	$177,140
There were 17 marketable securities with an aggregate fair value of $132.7 million in an unrealized loss position for more than 12 months as of March 31, 2019. There were 24 marketable securities with an aggregate fair value of $177.1 million in an unrealized loss position for more than 12 months as of December 31, 2018. The Company considered the decrease in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2019.
As of March 31, 2019, the aggregate fair value of marketable securities maturing within one year and after one year through two years was $132.7 million and $0, respectively.
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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no material transfers between any levels during the three months ended March 31, 2019. There were no material transfers between any levels during 2018.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the Company’s accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$60,535	$—	$—	$60,535
Money market funds (1)	10,969	—	—	10,969
Total	$71,504	$—	$—	$71,504
Marketable Securities
Domestic corporate debt securities (2)	$—	$87,760	$—	$87,760
Agency bonds (2)	—	44,919	—	44,919
Total	$—	$132,679	$—	$132,679

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$20,448	$—	$—	$20,448
Money market funds (1)	38,873	—	—	38,873
Total	$59,321	$—	$—	$59,321
Marketable Securities
Domestic corporate debt securities (2)	$—	$132,356	$—	$132,356
Agency bonds (2)	—	44,784	—	44,784
Total	$—	$177,140	$—	$177,140
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
5. Inventory
Inventory consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$4,172	$4,961
Work in process	79	490
Finished goods	1,395	759
Total inventories	$5,646	$6,210
The Company began to capitalize the costs associated with the production of TYMLOS upon receipt of FDA approval on April 28, 2017.
Finished goods manufactured by the Company have a 36-month shelf life from date of manufacture.
6. Intangible Assets
The following table presents intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018	Estimated useful life
Acquired and in-licensed rights	$8,712	$8,712	11 Years
Less: accumulated amortization	(1,530)	(1,330)
Total intangible asset, net	$7,182	$7,382
Acquired and in-licensed rights as of March 31, 2019 consist of the €8.0 million (approximately $8.7 million on the date paid) milestone paid to Ipsen, which was triggered by FDA approval of TYMLOS on April 28, 2017.
The Company recorded approximately $0.2 million in amortization expense related to intangible assets, using the straight-line methodology, which is considered the best estimate of economic benefit, during the three months ended March 31, 2019. Estimated future amortization expense for intangible assets as of March 31, 2019 is approximately $0.6 million for the remainder of 2019, and approximately $0.8 million per year over the remaining life.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following for the periods set forth below (in thousands):

	March 31, 2019	December 31, 2018
Commercial costs	$3,967	$2,884
Product revenue reserves	13,014	7,620
Royalty payable	1,505	1,735
Research and development costs	5,931	10,403
Payroll and employee benefits	6,456	12,230
Interest	763	3,050
Professional fees	3,481	3,465
Restructuring costs	420	613
Other current liabilities	95	203
Total accrued expenses and other current liabilities	$35,632	$42,203
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
As of March 31, 2019, none of the above circumstances had occurred and as such, the Convertible Notes were not convertible.
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
The outstanding balances of the Convertible Notes as of March 31, 2019 consisted of the following (in thousands):

2024 Convertible Notes
Liability component:
Principal	$305,000
Less: debt discount and issuance costs, net	$(121,444)
Net carrying amount	$183,556
Equity component:	$134,450
The Company determined the expected life of the Convertible Notes was equal to its seven-year term. The effective interest rate on the Liability Components of the Convertible Notes for the period from the date of issuance through March 31, 2019 was

13.04%. As of March 31, 2019, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair values of the Convertible Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, the Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of March 31, 2019 was approximately $254.3 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	$2,287	$2,288
Amortization of debt discount	3,614	3,159
Amortization of debt issuance costs	136	119
Total interest expense	$6,037	$5,566
Future minimum payments on the Company’s long-term debt as of March 31, 2019 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2019	$4,575
2020	9,150
2021	9,150
2022	9,150
2023	9,150
2024 and Thereafter	314,150
Total minimum payments	$355,325
Less: interest	(50,325)
Less: unamortized discount	(121,444)
Less: current portion	—
Long Term Debt	$183,556
9. Stock-Based Compensation
Stock Options
A summary of stock option activity during the three months ended March 31, 2019 is as follows (in thousands, except for per share amounts):

	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	5,463	$36.88
Granted	808	18.96
Exercised	(185)	8.18
Canceled	(176)	38.81
Expired	(136)	48.48
Options outstanding at March 31, 2019	5,774	$34.96	7.39	$5,775
Options exercisable at March 31, 2019	3,226	$38.13	6.17	$4,791

The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2019 was $12.45. As of March 31, 2019, there was approximately $41.1 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.67 years.
Restricted Stock Units
A summary of RSU activity during the three months ended March 31, 2019 is as follows (in thousands, except for per share amounts):

	RSUs	Weighted- Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding at December 31, 2018	227	$37.69
Granted	422	19.17
Vested	(73)	38.75
Forfeited	(19)	37.32
RSUs Outstanding at March 31, 2019	557	$23.48
As of March 31, 2019, there was approximately $12.4 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.20 years.
Performance Units
During the three months ended March 31, 2019, the Company awarded 79,000 performance restricted stock units (“PSUs”) to employees. Each PSU entitles the holder to receive one share of the Company’s common stock if and when the PSU vests. The PSUs vest upon achievement of certain performance targets within a pre-specified period from the grant date. The vesting of any earned units is subject to the employee’s continued service relationship with the Company through each vesting date.
A summary of PSU activity during the three months ended March 31, 2019 is as follows (in thousands, except for per share amounts):

	PSUs	Weighted- Average Grant Date Fair Value (in dollars per share)
PSUs Outstanding at December 31, 2018	—	$—
Granted	79	19.20
Vested	—	—
Forfeited	—	—
PSUs Outstanding at March 31, 2019	79	$19.20
As the performance condition must be met for the awards to vest, compensation cost will be recognized over the implicit service period and only if the performance condition is assessed as probable of achievement.
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
As of March 31, 2019, the Company had recorded a liability of $0.2 million related to its ESPP obligations. In accordance with the terms of its ESPP, the Company recorded stock-based compensation expense of $0.2 million for the three-month period ended March 31, 2019.

10. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2019 and 2018 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2017	$1,986	$1,231	$421	$3,638
Provision related to sales in the current year	2,194	3,835	76	6,105
Adjustments related to prior period sales	(25)	(96)	(124)	(245)
Credits and payments made	(1,798)	(1,159)	(24)	(2,981)
Ending balance at March 31, 2018	$2,357	$3,811	$349	$6,517

Ending balance at December 31, 2018	$3,198	$7,620	$411	$11,229
Provision related to sales in the current year	5,589	13,903	35	19,527
Adjustments related to prior period sales	(19)	(45)	(141)	(205)
Credits and payments made	(4,738)	(8,464)	(86)	(13,288)
Ending balance at March 31, 2019	$4,030	$13,014	$219	$17,263
Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the condensed consolidated balance sheets. Government and other rebates are recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

11. Net Loss Per Share
Basic and diluted net loss per share for the periods set forth below is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(42,760)	$(61,555)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	45,671,502	44,937,776
Loss per share - basic and diluted	$(0.94)	$(1.37)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three months ended March 31, 2019 and 2018, respectively, all the Company’s options to purchase common stock, warrants, and restricted stock units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	5,773,654	5,886,348
Warrants	—	425,283
Restricted stock units	557,150	336,240
Performance units	79,000	—
The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of March 31, 2019, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share during the three-month periods ended March 31, 2019 and 2018, respectively.
12. License Agreements
3M
In February 2018, the Company entered into a Scale-Up And Commercial Supply Agreement (the “Supply Agreement”) with 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of an abaloparatide-coated transdermal patch product (“Product”) and associated applicator devices (“Applicator”). Under the Supply Agreement, 3M will manufacture Product and Applicator for the Company according to agreed-upon specifications in sufficient quantities to meet the Company’s projected supply requirements. 3M will manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity the Company orders. The Company will pay 3M a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse 3M for certain capital expenditures incurred to establish commercial supply of Product. The Company is responsible for providing, at its expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, 3M and the Company have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of Product. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be completed in the third quarter of 2020.
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
In June 2009, the Company entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies on an exclusive basis. The term of the Development Agreement runs until June 2019 and then automatically renews for additional one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company pays 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. The Company has paid 3M approximately $26.7 million, in the aggregate, through March 31, 2019 with respect to services and deliverables delivered pursuant to the Development Agreement.

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
In consideration for these rights, to date, the Company has made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through March 31, 2019. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $26.9 million). In connection with the FDA’s approval of TYMLOS in April 2017, the Company paid Ipsen a milestone of €8.0 million (approximately $8.7 million on the date paid) under the License Agreement, which the Company recorded as an intangible asset within the condensed consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The agreement also provides that the Company will pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was $1.5 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively, and is included within cost of sales within the condensed consolidated statement of operation and comprehensive loss. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Pursuant to a June 2018 final decision in arbitration proceedings with Ipsen in connection with the License Agreement, the Company paid Ipsen $10.0 million (and pre-award interest of $0.8 million) and is obligated to pay Ipsen (i) $5.0 million if abaloparatide receives marketing approval in Japan, and (ii) a fixed mid single-digit royalty based on net sales of abaloparatide in Japan. The Company recorded the $10.8 million payment to other operating expenses in its condensed consolidated statement of operations and comprehensive loss in the second quarter of 2018. The $5.0 million payment upon abaloparatide receiving marketing approval in Japan will be accrued for in the period in which the approval is determined to be probable. Royalties based on net sales of abaloparatide in Japan will be accrued during the period that revenue for such sales, which is subject to a royalty arrangement, is recognized and will be presented as cost of sales within the Company’s condensed consolidated statement of operations and comprehensive loss.
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
Duke University
In December 2017, the Company and Duke University (“Duke”) entered into a patent license agreement (the “Duke Agreement”) with. Under the Duke Agreement, the Company acquired an exclusive worldwide license to certain Duke patents associated with elacestrant related to the use of elacestrant in the treatment of breast cancer as a monotherapy and in a combination therapy (collectively the “Duke Patents”).
In consideration for these rights, the Company incurred non-refundable, non-creditable obligations to pay Duke, totaling $1.3 million in the aggregate, which were expensed as research and development costs during 2017. The Duke Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones totaling up to $3.8 million. To date, the Company has paid Duke approximately $0.5 million in connection with the achievement of certain milestones. The agreement provides that the Company would pay Duke a fixed low single-digit royalty based on net sales of a licensed product, on a country-by-country basis, beginning in August 2029 and ending upon expiration of the last patent rights to expire in a country. The latest licensed patent is expected to expire, barring any extension thereon, on October 10, 2034.
If the Company sublicenses the Duke Patents to a third party, the agreement provides that the Company will pay Duke a percentage of certain payments received by it from such sublicensee(s). The applicable percentage is in the high single-digit range on certain payments received in excess of a pre-specified amount. The Duke Agreement may be terminated by Duke upon a material uncured breach of the Duke Agreement. The Company may terminate the Duke Agreement upon 60 days written notice.
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
The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Teijin, is a customer. The Company identified the following material promises under the contract: the commercialization and manufacturing licenses under certain intellectual property rights relating to abaloparatide-SC in Japan, as well as the right of reference to certain regulatory information. In addition, the Company identified the following customer option that would create an obligation for the Company if exercised by Teijin: the transfer of manufacturing know-how. The customer option for the transfer of manufacturing know-how represents a material right. Finally, the Company also identified the following customer option that would create a manufacturing obligation for the Company if exercised by Teijin: the supply of abaloparatide-SC for Teijin’s clinical trial needs. The customer option for clinical supply of abaloparatide-SC does not represent a material right. Based on these assessments, the Company identified the (i) commercialization and manufacturing licenses, as well as the right of reference to certain regulatory information, and (ii) transfer of manufacturing know-how as the only performance obligations at the inception of the arrangement, which were both deemed to be distinct.
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
Upon execution of the Teijin Agreement, the transaction price included only the $10.0 million up-front payment which the Company received in October 2017. As referenced above, the Company may receive further payments upon the achievement of certain regulatory and sales milestones, totaling up to $40.0 million, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The Company notes that these milestone and royalty payments represent variable consideration and amounts subject to the sales and usage-based royalty exception under ASC 606, respectively. The regulatory milestone payments representing variable consideration were fully constrained through March 31, 2019, and no amount will be recognized until the applicable regulatory milestones are achieved. The sales-based milestones and royalty payments subject to the sales and usage-based royalty exception will not be included in the transaction price until the underlying sales or sales-based milestones have been achieved.
13. Income Taxes

The Company did not record a federal or state income tax provision or benefit for each of the three months ended March 31, 2019 and 2018 due to the expected loss before income taxes to be incurred for the years ended December 31, 2019 and 2018, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
14. Commitments and Contingencies
Litigation
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. The Company records a liability in its condensed consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the condensed consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.
As of March 31, 2019, the Company was not party to any significant litigation.
Manufacturing Agreements
In June 2016, the Company entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. The Company has agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years, which began on June 1, 2017, after which it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. The Company will purchase the devices subject to minimum annual quantity requirements over the initial three-year term of the agreement. The Company is required to purchase a minimum number of batches for CHF 2.4 million (approximately $2.4 million) through the year ended December 31, 2022.
In June 2016, the Company entered into a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product containing the active pharmaceutical ingredient of abaloparatide API, to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. The Company agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement has an initial term of five years, which began on January 1, 2016, after which, it automatically renews for two-year terms unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
In July 2016, the Company entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as successor-in-interest to Lonza Group Ltd., pursuant to which PPL agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The agreement has an initial term of six years, which began on June 28, 2016, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term. The Company is also required to purchase a minimum number of batches annually, equal to approximately €2.9 million (approximately $3.3 million) per year, subject to any annual price adjustments, during the initial term, except in calendar years 2019 and 2020.
15. Leases
The Company determines if an arrangement is a lease at inception. For operating leases, amounts recorded in connection therewith are included in right-of-use assets and lease liabilities in the condensed consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represents the Company’s obligation to make lease payments arising from the leases and are recognized on the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases have not historically provided an implicit rate, the Company’s incremental borrowing rate based on information available at the commencement date is used in determining the present value of lease payments. However, the implicit rate is used when readily determinable. The operating lease right-of-use assets also include any lease payments made and excludes lease incentives. Options to extend the lease term or terminate the leases are incorporated into the determination of the lease term if it is reasonably certain that the Company will exercise such options based on assessment of economic factors, such as contractual terms, market rates and locations, and costs associated with negotiation of new leases or termination of leases. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
In addition, as a practical expedient, for all leases entered into or modified after the effective date of ASC 842, the Company, as the lessee, has made an accounting policy election, by class of underlying asset, to not separate nonlease components from lease components. The Company will account for each separate lease component and the nonlease components associated with that lease component as a single lease component.
The Company has operating leases for corporate offices in Waltham, MA, Wayne, PA and Parsippany, NJ and for research laboratories in Boston, MA. These leases have remaining lease terms of one to seven years, excluding the lease in Boston, MA, which, at adoption, had a remaining lease term of less than one year, some of which include options to extend the leases for additional years, and some of which include options to terminate the lease upon default by the Company. The options to extend and terminate the leases were not incorporated into the determination of the lease term as the exercise of such options was not reasonably certain at the lease commencement date based on assessment of economic factors.
In addition to the operating leases, the Supply Agreement with 3M is a multiple-element arrangement covering Phase 3 clinical materials and related services, potential commercial materials, and potential future royalty payments, as well as the construction of certain equipment, an isolator, to be used in the manufacture of the Phase 3 and potential commercial supplies of Product. The contractually stated cost of the isolator, as well as the costs of the other elements, represent the estimated standalone selling price and, therefore, no initial allocation was required to separate the cost of the isolator from the other elements. Under ASC 840, Leases, which was the standard under which the Company accounted for leases through December 31, 2018, the Company was considered the accounting owner of the isolator equipment during construction and costs were recognized to research and development expense as incurred through December 31, 2018, since the equipment was assessed to not have alternative future use to the Company. Upon transition to ASC 842 on January 1, 2019, the Company continues to control the isolator during construction and costs will be recognized to research and development expense as incurred, which is expected to be completed in 2020, since the equipment was again assessed to not have alternative future use to the Company and/or 3M.
On March 27, 2018 the Company announced organizational changes which included the closure of its Parsippany, NJ office, and on January 4, 2019, the Company ceased use of the office, triggering an impairment assessment. In connection with this assessment, the Company recorded an impairment loss of $0.3 million during the quarter ended March 31, 2019.
The Company’s operating leases also include such costs as real estate taxes and common area maintenance charges. Such amounts have been recorded as variable lease costs within the condensed consolidated statement of operations. During the three months ended March 31, 2019, the components of lease expense were as follows (in thousands):

March 31, 2019
Operating lease cost	$685
Variable lease cost	16
Total lease cost	$701
As of March 31, 2019, the weighted average remaining lease term for the Company’s operating leases was 5.10 years.
As a discount rate was not directly observable for the operating leases, the discount rate used to calculate the net present value of future payments was the Company’s incremental borrowing rate calculated at transition based on the remaining lease term for each operating lease. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. In determining the incremental borrowing rate, the Company considered the following: (i) the Company’s public credit rating, (ii) observable debt yields of the Company, as well as other bonds in the market issued by other companies with similar credit ratings as the Company, and (iii) adjustments necessary for collateral, lease term and inflation or foreign currency. As of March 31, 2019, the weighted average discount rate for the Company’s operating leases was 6.06%.
The following table summarizes activity of the operating lease liabilities for the three months ended March 31, 2019 (in thousands):

Lease Liability
Beginning balance at December 31, 2018	$—
Transition adjustment recorded upon adoption	8,289
Payments during the period	(685)
Effect of discounted cash flows during the period	120
Ending balance at March 31, 2019	$7,724
Maturities of operating lease liabilities as of March 31, 2019 are as follows (in thousands):

Year ending December 31,
2019	$1,998
2020	2,136
2021	1,060
2022	1,038
2023	980
Thereafter	1,863
Total Lease payments	$9,075
Less: effect of discounted cash flows during the period	(1,351)
Total	$7,724

As of March 31, 2019, the Company had no operating or finance leases that have not yet commenced. In addition, upon adoption, and as of March 31, 2019, the Company had no short-term leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement
This Quarterly Report on Form 10-Q, including in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about:

•	our expectations regarding commercialization of TYMLOS in the U.S., including our market access coverage expectations, and our ability to successfully commercialize TYMLOS in the U.S.;

•	the therapeutic benefits and effectiveness of TYMLOS and our product candidates and the potential indications and market opportunities therefor;

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

•
our expectations for our Phase 3 studies of elacestrant and abaloparatide-patch or our other clinical trials, including projected costs, study designs or the timing for initiation, recruitment or completion;

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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, the uncertainties inherent in the early stages of commercializing any new pharmaceutical product or the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our ability to attract and retain customers, our development activities and those other factors we discuss under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These important factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.
You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes set forth in this report. Unless the context otherwise requires, “we,” “our,” “us,” “Radius,” “Company,” and similar expressions used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section refer to Radius Health, Inc. and our consolidated entities.
Executive Overview
We are a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics in the areas of osteoporosis and oncology. In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of April 29, 2019, TYMLOS was available and covered for approximately 283 million U.S. insured lives, representing approximately 99% of U.S. commercial and 67% of Medicare insured lives. In May 2017, we announced positive top-line results from our completed 24-month ACTIVExtend clinical trial for TYMLOS, which met all of its primary and secondary endpoints. In July 2017, we entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. Under this agreement, we received an upfront payment and are entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. In October 2018, the FDA approved a labelling supplement for TYMLOS in connection with the results from our ACTIVExtend trial to reflect that after 24 months of open-label alendronate therapy, the vertebral fracture risk reduction achieved with TYMLOS therapy was maintained. In March 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a negative opinion on our European Marketing Authorisation Application (“MAA”) for abaloparatide-SC. In July 2018, following a re-examination procedure, the CHMP maintained its negative opinion and on January 7, 2019, the European Commission adopted a decision refusing approval of the MAA on the basis of the negative opinion of the Committee. In March 2018, we initiated a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. In July 2018, we initiated a bone histomorphometry study, which will enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.
We are developing an abaloparatide transdermal patch (“abaloparatide-patch”), for potential use in the treatment of postmenopausal women with osteoporosis. In January 2018, we met with the FDA and gained alignment with the agency on a single, pivotal bone mineral density (“BMD”) non-inferiority bridging study to support an NDA submission. The FDA agreed that, depending on the study results, a randomized, open label, active-controlled, non-inferiority Phase 3 study of up to 500 patients with postmenopausal osteoporosis at high risk of fracture would be sufficient to gain approval for abaloparatide-patch. The FDA confirmed that the primary endpoint will be change in lumbar spine BMD at 12 months and that the non-inferiority margin must preserve 75% of the active control (abaloparatide-SC) based on the lower bound of the 95% confidence interval. We expect to initiate this pivotal study in mid-2019 and to complete it in 2020. In February 2018, we entered into a scale-up and commercial supply agreement with 3M Company (“3M”) pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In partnership with 3M, we selected Patheon N.V. (part of Thermo Fisher Scientific) to conduct the abaloparatide-patch coating process and packaging operations. We have made significant progress scaling up to support our planned Phase 3 study and, if abaloparatide-patch is approved, potential commercial batches. In October 2018, we committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-patch. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the third quarter of 2020.
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
In May 2017, we announced positive top-line results from the completed 24-month ACTIVExtend clinical trial of TYMLOS, which met all of its primary and secondary endpoints. In ACTIVExtend, patients who had completed 18 months of TYMLOS (abaloparatide) injections or placebo in the ACTIVE Phase 3 trial were transitioned to receive 24 additional months of open-

label alendronate. For the subset of ACTIVE trial patients (n=1139) that enrolled in the ACTIVExtend trial, the previous TYMLOS-treated patients had a significant 84% relative risk reduction (p<0.0001) in the incidence of new vertebral fractures compared with patients who received placebo followed by alendronate. They also demonstrated a 39% risk reduction in nonvertebral fractures (p=0.038), a 34% risk reduction clinical fractures (p=0.045) and a 50% risk reduction in major osteoporotic fractures (p=0.011) compared with patients who received placebo followed by alendronate. At the 43-month timepoint, for all patients (n=1645) that enrolled in the ACTIVE trial, TYMLOS-treated patients had a statistically significant risk reduction in new vertebral fractures (p<0.0001), nonvertebral fractures (p=0.038), clinical fractures (p=0.045), and major osteoporotic fractures (p<0.001), compared with patients who received placebo followed by alendronate. While not a pre-specified endpoint, there was also a statistically significant risk reduction in hip fractures (p=0.027) at the 43-month time point in the TYMLOS-treated patients, compared with patients who received placebo followed by alendronate. The adverse events reported during the alendronate treatment period were similar between the previous TYMLOS-treated patients and the previous placebo group. The incidences of cardiovascular adverse events including serious adverse events were similar between groups. There have been no cases of osteonecrosis of the jaw or atypical femoral fracture in the entire TYMLOS development program. The results from the completed ACTIVExtend trial were presented at a major scientific meeting in September 2017 and we submitted a labeling supplement in connection with this data to the FDA in December 2017. In October 2018, the FDA approved a labelling supplement for TYMLOS to reflect that after 24 months of open-label alendronate therapy, the vertebral fracture risk reduction achieved with TYMLOS therapy was maintained.
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
Abaloparatide-patch
We are also developing abaloparatide-patch, based on 3M’s patented Microstructured Transdermal System technology, for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-patch technology and are developing abaloparatide-patch toward future global regulatory submissions to build upon the potential success of TYMLOS. Our development strategy for abaloparatide-patch is to bridge to the established efficacy and safety of our approved abaloparatide-SC formulation.
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
In February 2018, we entered into a Scale-Up and Commercial Supply Agreement with 3M Company pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In partnership with 3M, we selected Patheon to conduct the abaloparatide-patch coating process and packaging operations. In October 2018, we committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-patch. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the third quarter of 2020. We have successfully completed development activities associated with the scale up of manufacturing to support our planned Phase 3 study. We continue to progress on a significant portion of analytical method validations, as well as progress on verification activities to support the Phase 3 study. We are working to finalize engineering equipment designs for commercial supplies. Build out of the commercial manufacturing facilities has started and equipment installation at Patheon is planned to start in the first half of 2019.
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
Phase 1 - FES-PET Study
In December 2015, we commenced a Phase 1 18-F fluoroestradiol positron emission tomography (“FES-PET”) study in patients with metastatic breast cancer in the European Union, which included the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following elacestrant treatment.
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
In September 2017, we initiated a Phase 1 study of RAD140 in patients with locally advanced or metastatic breast cancer. The clinical trial is designed to evaluate the safety and maximum tolerated dose of RAD140 in approximately 40 patients. Primary safety outcomes from the trial include rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response will also be evaluated. In November 2018, we provided an update on the Phase 1 study, noting that we had identified a provisional maximum tolerated dose and an additional cohort had been opened to further confirm tolerability, pharmacokinetics, and on-treatment pharmacodynamics effects of RAD140 at that dose. Recruitment in the additional cohort is complete and we anticipate reviewing the data in the second quarter of 2019 to guide the decision whether to continue to the Phase 1b portion of the study.
In July 2016, we reported that RAD140 in preclinical xenograft models of breast cancer demonstrated potent tumor growth inhibition when administered alone or in combinations with CDK 4/6 inhibitors. It is estimated that 77% of breast cancers show expression of the androgen receptor. Our data suggest that RAD140 activity at the androgen receptor leads to activation of AR signaling pathways including an AR-specific tumor suppressor and suppression of ER signaling. In April 2017, we presented these RAD140 preclinical results at a major scientific congress. In December 2018, we presented a preclinical poster further demonstrating anti-tumor activity of RAD140 in breast cancer models resistant to standard-of-care endocrine treatments.
Financial Overview
Product Revenue
Product revenue is derived from our sales of our commercial product, TYMLOS, in the United States.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties. TYMLOS (abaloparatide-SC) historically has represented the largest portion of our research and development expenses for our development programs. We began tracking program expenses for TYMLOS (abaloparatide-SC) in 2005, and program expenses from inception to March 31, 2019 were approximately $224.1 million. We began tracking program expenses for abaloparatide-patch in 2007, and program expenses from inception to March 31, 2019 were approximately $54.8 million. We began tracking program expenses for elacestrant (RAD1901) in 2006, and program expenses from inception to March 31, 2019 were approximately $91.1 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to March 31, 2019 were approximately $15.5 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation, and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Program-specific costs - external:
Abaloparatide-SC	$1,924	$1,539
Abaloparatide-patch	2,615	806
Elacestrant (RAD1901)	5,667	2,599
RAD140	438	1,649
Total program-specific costs - external	$10,644	$6,593

Shared-services costs - external:
R&D support costs	2,855	2,875
Other operating costs	544	723
Total shared-services costs - external	$3,399	$3,598

Shared-services costs - internal
Personnel-related costs	6,708	8,488
Stock-based compensation	2,072	3,257
Occupancy costs	197	661
Depreciation expense	239	254
Total shared-services costs - internal	$9,216	$12,660

Total research and development costs	$23,259	$22,851
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
Our results also include stock-based compensation expense as a result of the issuance of stock option, restricted stock unit, and performance unit grants to our employees, directors and consultants. The stock-based compensation expense is included in the respective categories of expense in our condensed consolidated statements of operations and comprehensive loss (i.e., research and development or general and administrative expenses). We expect to record additional non-cash compensation expense in the future, which may be significant.
Interest Income
Interest income reflects interest earned on our cash, cash equivalents and marketable securities.
Interest Expense
Interest expense consists of interest expense related to the aggregate $305.0 million principal amount of Convertible Notes the Company issued in a registered underwritten public offering on August 14, 2017. A portion of the interest expense on the Convertible Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We evaluate our policies and estimates on an ongoing basis, including those related to revenue recognition, accrued clinical expenses, research and development expenses, stock-based compensation and fair value measures, among others, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2018. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2019. There were no changes to significant accounting policies during the three months ended March 31, 2019, except for the adoption of certain ASUs issued by the FASB, as disclosed above within Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended March 31, 2019 and 2018 (in thousands, except percentages)

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Revenues:
Product revenue, net	$29,844	$14,547	$15,297	105%
Operating expenses:
Cost of sales - product	3,030	1,088	1,942	178%
Cost of sales - intangible amortization	200	200	—	—
Research and development	23,259	22,851	408	2%
Selling, general and administrative	41,186	48,025	(6,839)	(14)%
Loss from operations	(37,831)	(57,617)	(19,786)	(34)%
Other (expense) income:
Other expense	4	(104)	108	104%
Interest expense	(6,037)	(5,566)	471	8%
Interest income	1,104	1,732	(628)	(36)%
Net loss	$(42,760)	$(61,555)	$(18,795)	(31)%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the three months ended March 31, 2019 we recorded approximately $29.8 million of net product revenue compared to $14.5 million for the three months ended March 31, 2018. The increase in product revenue was driven by an increase in sales volume as a result of greater market penetration. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2018.
Cost of sales— Cost of sales of $3.2 million for the three months ended March 31, 2019 consisted of costs associated with the manufacturing of TYMLOS, royalties owed to our licensor for such sales, and amortization expense for intangible assets compared to $1.3 million for the three months ended March 31, 2018. The increase in cost of sales was driven by the increase in product revenue.
Research and development expenses— For the three months ended March 31, 2019, research and development expense was $23.3 million compared to $22.9 million for the three months ended March 31, 2018, an increase of $0.4 million, or 2%. This increase was primarily driven by a $3.1 million increase in elacestrant project costs, a $1.8 million increase in abaloparatide-patch project costs, and a $0.4 million increase in abaloparatide-SC project costs. These increases were partially offset by a $1.2 million decrease in other project related spending, a $0.5 million decrease in occupancy and depreciation costs, a $0.1 million decrease in other operating and support costs, and a $3.1 million decrease in personnel related spending attributed to a decrease in headcount from 131 research and development employees as of March 31, 2018 to 95 research and development employees as of March 31, 2019.
Selling, general and administrative expenses— For the three months ended March 31, 2019, selling, general and administrative expense was $41.2 million compared to $48.0 million for the three months ended March 31, 2018, a decrease of $6.8 million, or 14%. This decrease was primarily the result of a $4.6 million decrease in compensation related expenses attributed to a decrease in headcount from 405 selling, general, and administrative employees as of March 31, 2018 to 284 selling, general, and administrative employees as of March 31, 2019, a $2.5 million decrease in travel and expense related costs, and a $0.3 million decrease in other operating costs. These decreases were partially offset by a $0.4 million increase in occupancy and depreciation expenses and a $0.2 million increase in professional fees and support costs.

Other (expenses), net— For the three months ended March 31, 2019, other income, net of other expense, was $4 thousand, as compared to $0.1 million during the year ended March 31, 2018. Other income, net of other expense, of $4 thousand for the three months ended March 31, 2019 consisted primarily of other tax expenses. The $0.1 million of other expense, net of income, for the three months ended March 31, 2018 was primarily due to other taxes and foreign currency revaluation losses.
Interest income—For the three months ended March 31, 2019, interest income was approximately $1.1 million compared to $1.7 million for the three months ended March 31, 2018, a decrease of $0.6 million, or 36%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities throughout 2018 and in the three months ended March 31, 2019 as compared to a greater amount of investments outstanding during the three months ended March 31, 2018.
Interest expense—For the three months ended March 31, 2019, interest expense was approximately $6.0 million compared to $5.6 million for the three months ended March 31, 2018, an increase of $0.4 million. This increase was the result of continued amortization on the Company’s Convertible Notes, the balance for which is continuing to accrete to par over the term and resulting in higher interest during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Liquidity and Capital Resources
From inception to March 31, 2019, we have incurred an accumulated deficit of $1,146.4 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash, cash equivalents, restricted cash, marketable securities, and investments balance as of March 31, 2019 was $204.7 million. We have financed our operations since inception primarily through the public offerings of our common stock, issuance of convertible debt, private sales of preferred stock, and borrowings under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have begun financing a portion of our operations through product revenue.
Based upon our cash, cash equivalents, marketable securities, and investments balance as of March 31, 2019, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for at least one year from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our clinical product portfolio with our existing cash, cash equivalents, marketable securities, and investments, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
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
TYMLOS is our only approved product and our business currently depends heavily on its successful commercialization. Successful commercialization of an approved product is an expensive and uncertain process. See “Risk Factors — Risks Related to the Discovery, Development and Commercialization of Our Product Candidates” set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Net cash (used in) provided by:
Operating activities	$(34,464)	$(70,232)	$35,768	51%
Investing activities	45,000	(561)	45,561	8,121%
Financing activities	1,649	8,317	(6,668)	(80)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$12,185	$(62,476)	$74,661	(120)%
Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2019 was $34.5 million, which was primarily the result of a net loss of $42.8 million, partially offset by $10.8 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $3.0 million. The $42.8 million net loss was primarily due to abaloparatide-SC project costs, elacestrant and RAD140 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $10.8 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $6.1 million, amortization of debt discount of $3.8 million, and depreciation of $0.6 million.
Net cash used in operating activities during the three months ended March 31, 2018 was $70.2 million, which was primarily the result of a net loss of $61.6 million, partially offset by $11.3 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $20.0 million. The $61.6 million net loss was primarily due to abaloparatide-SC and elacestrant program development expenses along with employee compensation and consulting costs incurred to support regulatory submissions and preparation for the commercial launch of TYMLOS in the United States. The $11.3 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $7.5 million, amortization of debt discount of $3.3 million, and depreciation of $0.7 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2019 was $45.0 million, which was the result of $45.0 million in sales and maturities of marketable securities.
Net cash used in investing activities during the three months ended March 31, 2018 was $0.6 million, which was primarily the result of $0.5 million of purchases of marketable securities and $0.1 million of payments for property and equipment.
Our investing cash flows will be impacted by the timing of our purchases and sales of our marketable securities. Because our marketable securities are primarily short-term in duration, we would not expect our operational results or cash flows to be significantly affected by a change in market interest rates.
Cash Flows from Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2019 was $1.6 million, which consisted of $0.6 million of proceeds received from exercises of stock options and $1.0 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan (“ESPP”).
Net cash provided by financing activities during the three months ended March 31, 2018 was $8.3 million, which consisted of $6.6 million of proceeds received from exercises of stock options and $1.7 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan.
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
Future minimum payments on our long-term debt as of March 31, 2019 are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2019	4,575
2020	9,150
2021	9,150
2022	9,150
2023	9,150
2024 and Thereafter	$314,150
Total minimum payments	$355,325
Less: interest	(50,325)
Less: unamortized discount	(121,444)
Less: current portion	—
Long Term Debt	$183,556
Leases
We adopted ASC 842 effective January 1, 2019, as discussed in more detail in Note 15, “Leases,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Maturities of our operating lease liabilities as of March 31, 2019 are as follows (in thousands):

Year ending December 31,
2019	$1,998
2020	2,136
2021	1,060
2022	1,038
2023	980
Thereafter	1,863
Total Lease payments	$9,075
Less: effect of discounted cash flows during the period	(1,351)
Total	$7,724
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. We enter into contracts in the normal course of business for marketing and promotion, commercial activities, preclinical and clinical research studies, research supplies, and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. In addition, we have certain obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones, such as the start of a clinical trial, filing of an NDA, approval by the FDA, or product launch. The disclosed balances exclude the potential payments we may be required to make under our agreements because the timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by us and therefore, not long-term liabilities. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.
Supply and Manufacturing Agreements
In June 2016, we entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. We agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, we made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. We will purchase the devices subject to minimum annual quantity requirements over the initial three-year term of the agreement. We are required to purchase a minimum number of batches for CHF 2.4 million ($2.4 million) through the year ended December 31, 2022.

In June 2016, we entered into a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product, to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. We agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, we have agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement has an initial term of five years, which began on January 1, 2016, after which, it automatically renews for two-year terms unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.

In July 2016, we entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. We have agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. We are also required to purchase a minimum number of batches annually, equal to €2.9 million ($3.3 million) per year through the year ended December 31, 2022. We are not subject to the minimum purchase requirement in 2019 and 2020. The agreement has an initial term of a six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
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
In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $13.0 million. The License Agreement further requires us to make payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $26.9 million). In connection with the FDA’s approval of TYMLOS in April 2017, we paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which we have recorded as an intangible asset and will amortize over the remaining patent life or the estimated useful life of the underlying product, whichever is shorter. The agreement also provides that we will pay to Ipsen a fixed five percent royalty based on net sales of the product by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Abaloparatide-patch
In February 2018, we entered into a Scale-Up And Commercial Supply Agreement (the “Supply Agreement”) with 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of an abaloparatide-coated transdermal patch product (“Product”) and associated applicator devices (“Applicator”). Under the Supply Agreement, 3M agreed to manufacture Product and Applicator for us according to agreed-upon specifications in sufficient quantities to meet our projected supply requirements. 3M agreed to manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity we order. We are obligated to pay 3M a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse 3M for certain capital expenditures incurred to establish commercial supply of Product. We are responsible for providing, at our expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, 3M and Radius have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of Product. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be completed in the third quarter of 2020.
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
In June 2009, we entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies for us on an exclusive basis. The term of the Development Agreement runs until June 2019 and then automatically renews for additional one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. We pay 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. We have paid 3M approximately $26.7 million, in the aggregate, through March 31, 2019 with respect to services and deliverables delivered pursuant to the Development Agreement.
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
Net Operating Loss Carryforwards
As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $912.5 million and $580.1 million, respectively, subject to limitation, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2036.
Under Section 382 of the Internal Revenue Code of 1986, or Section 382, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used annually in the future to offset taxable income. We have completed studies through December 31, 2015, to determine whether any ownership change has occurred since our formation and have determined that transactions have resulted in two ownership changes, as defined under Section 382. There could be additional ownership changes subsequent to December 31, 2015 and/or in the future that could further limit the amount of net operating loss and tax credit carryforwards that we can utilize. A full valuation allowance has been recorded against our net operating loss carryforwards and other deferred tax assets, as the realization of the deferred tax asset is uncertain.
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
We are exposed to market risk related to changes in interest rates. As of March 31, 2019, we had cash, cash equivalents, restricted cash, marketable securities and investments of $204.7 million, consisting of cash, money market funds, domestic corporate debt securities, domestic corporate commercial paper and agency bonds. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Because our marketable securities are short-term in duration, and have a low risk profile, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments. We carry our investments based on publicly available information. As of March 31, 2019, we do not have any hard-to-value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 4.   Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, we implemented appropriate changes to our internal control over financial reporting to support the adoption of ASU 2016-02, Leases, as of January 1, 2019, including the preparation of additional lease disclosures. There were no other changes to our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.      Legal Proceedings.

From time to time, we are party to litigation arising in the ordinary course of our business. As of March 31, 2019, we were not party to any significant litigation.

Item 1A.  Risk Factors.
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission, or the SEC.

The risk factor set forth below represents new risk factors or those containing changes, including material changes, to the similarly titled risk factor included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 28, 2019.

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

In April 2017, we received FDA approval of TYMLOS for the treatment of postmenopausal women with osteoporosis at high risk for fracture. TYMLOS competes in the U.S. against well-known treatment options, including teriparatide, marketed by Eli Lilly and Company in the U.S. as Forteo. TYMLOS may also face competition from generic or biosimilar versions of teriparatide. For example, we are aware of companies pursuing development of biosimilar and/or generic versions of teriparatide in the U.S. The availability of a generic or biosimilar teriparatide on the market would likely exert pricing and reimbursement pressure on the anabolic class in which abaloparatide-SC would compete. In addition, there are other organizations working to develop new therapies to treat osteoporosis. For example, UCB and Amgen are co-developing an anti-sclerostin anabolic monoclonal antibody for the treatment of osteoporosis, which received Japanese marketing approval in January 2019 and United States regulatory approval in April 2019. In order to compete successfully in this market, we will have to demonstrate to patients, physicians and third-party payors that the treatment of postmenopausal women with osteoporosis at high risk of fracture with TYMLOS is worthwhile and is a better alternative to existing or new therapies.

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

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                            Defaults Upon Senior Securities.

None.

Item 4.                            Mine Safety Disclosures.

None.

Item 5.                            Other Information.

On December 1, 2018, the Company and PPL (as successor to Lonza Sales AG) entered into an amendment to the Manufacturing Services Agreement between the parties pursuant to which PPL supplies the Company with abaloparatide active pharmaceutical ingredient (“API”). The amendment eliminated the Company’s minimum annual purchase requirements for 2019 and 2020 in exchange for adjusted API batch pricing during those years. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the amendment filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.                            Exhibits.

A list of exhibits is set forth in the Exhibit Index below, which is incorporated herein by reference.

EXHIBIT INDEX
Unless otherwise indicated, all references to previously filed Exhibits refer to the Company’s filings with the Securities and Exchange Commission (“SEC”), under File No. 001-35726.

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation	8-K		3.1	6/13/2014

3.2	Amended and Restated By-Laws	8-K		3.1	3/2/2018

10.1^	Amendment No. 1 to Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*     Filed herewith.
**     Furnished herewith.
^    Portions of this exhibit have been omitted pursuant to Regulation S-K, Item 601(b)(10) in order for them to remain confidential.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ Jesper Hoeiland
Jesper Hoeiland
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019

	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 8, 2019