Form 10-Q
period 2019-06-30
Radius Health, Inc.
filed 2019-08-07
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
Or
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

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of August 5, 2019: 46,124,383 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

Item 1. Condensed Consolidated Financial Statements

Radius Health, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,901	$59,321
Restricted cash	563	560
Marketable securities	121,576	177,140
Accounts receivable, net	23,649	16,758
Inventory	5,157	6,210
Prepaid expenses	8,186	13,842
Other current assets	873	1,202
Total current assets	226,905	275,033
Property and equipment, net	2,983	4,003
Intangible assets	6,982	7,382
Right of use assets - operating leases	6,940	—
Other assets	486	544
Total assets	$244,296	$286,962

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,041	$4,226
Accrued expenses and other current liabilities	43,759	42,203
Operating lease liability, current	2,029	—
Total current liabilities	51,829	46,429

Notes payable	187,434	179,806
Operating lease liability, long term	5,120	—
Other non-current liabilities	47	95
Total liabilities	244,430	226,330
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.0001 par value; 200,000,000 shares authorized, 46,125,197 shares and 45,563,693 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in-capital	1,181,761	1,165,003
Accumulated other comprehensive loss	(45)	(755)
Accumulated deficit	(1,181,855)	(1,103,621)
Total stockholders’ equity (deficit)	(134)	60,632
Total liabilities and stockholders’ equity (deficit)	$244,296	$286,962
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Product revenue, net	$41,042	$22,629	$70,886	$37,176
OPERATING EXPENSES:
Cost of sales - product	3,808	1,603	6,838	2,691
Cost of sales - intangible amortization	200	200	399	399
Research and development	27,179	26,324	50,439	49,175
Selling, general and administrative	40,115	48,579	81,301	96,605
Other operating expenses	—	10,801	—	10,801
Loss from operations	(30,260)	(64,878)	(68,091)	(122,495)
OTHER INCOME (EXPENSE):
Other income (expense)	(42)	171	(38)	66
Interest expense	(6,165)	(5,683)	(12,202)	(11,248)
Interest income	993	1,508	2,097	3,240
NET LOSS	$(35,474)	$(68,882)	$(78,234)	$(130,437)
OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) from available-for-sale debt securities	236	192	710	(976)
COMPREHENSIVE LOSS	$(35,238)	$(68,690)	$(77,524)	$(131,413)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 11)	$(35,474)	$(68,882)	$(78,234)	$(130,437)
LOSS PER SHARE:
Basic and diluted	$(0.77)	$(1.52)	$(1.70)	$(2.89)

WEIGHTED AVERAGE SHARES:
Basic and diluted	46,109,193	45,430,678	45,891,557	45,185,588
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	(78,234)	$(130,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,219	1,341
Amortization of discount on marketable securities, net	(132)	(278)
Amortization of debt discount and debt issuance costs	7,628	6,668
Impairment loss on operating lease right of use assets	339	—
Stock-based compensation	11,863	15,569
(Gain)/Loss on property and equipment disposals	201	—
Changes in operating assets and liabilities:
Inventory	1,053	(1,854)
Accounts receivable, net	(6,891)	(6,516)
Prepaid expenses	5,656	(1,352)
Other current assets	329	724
Operating lease right of use assets	1,010	—
Other long-term assets	58	166
Accounts payable	1,815	(1,383)
Accrued expenses and other current liabilities	1,556	(4,221)
Lease liability, operating leases	(1,140)	—
Other non-current liabilities	(48)	(47)
Net cash used in operating activities	(53,718)	(121,620)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	—	(71)
Purchases of marketable securities	(33,595)	(499)
Sales and maturities of marketable securities	90,000	45,000
Net cash provided by (used in) investing activities	56,405	44,430
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrant exercises	3,869	8,826
Proceeds from issuance of shares under employee stock purchase plan	1,027	1,741
Net cash provided by financing activities	4,896	10,567
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	7,583	(66,623)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	59,881	118,619
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$67,464	$51,996
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	4,575	22
Property and equipment purchases in accrued expenses at period end	—	114
Right of use assets obtained in exchange for operating lease liability	8,289	—
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at March 31, 2018	45,214,387	$5	$1,140,495	$(1,483)	$(943,839)	$195,178
Net loss					(68,882)	(68,882)
Unrealized loss from available-for-sale securities				193		193
Vesting of restricted shares	8,261					—
Exercise of options	31,062		2,250			2,250
Exercise of warrants	222,745					—
Share-based compensation expense related to share-based awards for employee stock purchase plan			252			252
Share-based compensation expense			7,768			7,768
Balance at June 30, 2018	45,476,455	$5	$1,150,765	$(1,290)	$(1,012,721)	$136,759

Balance at March 31, 2019	45,967,080	$5	$1,174,661	$(281)	$(1,146,381)	$28,004
Net loss					(35,474)	(35,474)
Unrealized gain from available-for-sale securities				236		236
Vesting of restricted shares	2,218					—
Exercise of options	155,899		1,352			1,352
Share-based compensation expense related to share-based awards for employee stock purchase plan			255			255
Share-based compensation expense			5,493			5,493
Balance at June 30, 2019	46,125,197	$5	$1,181,761	$(45)	$(1,181,855)	$(134)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2017	44,616,586	$4	$1,124,630	$(314)	$(882,284)	$242,036
Net loss					(130,437)	(130,437)
Unrealized gain from available-for-sale securities				(976)		(976)
Vesting of restricted shares	24,372					—
Exercise of options	444,748	1	8,825			8,826
Exercise of warrants	336,059					—
Share-based compensation expense related to share-based awards for employee stock purchase plan			414			414
Issuance of common stock upon purchase by employee stock purchase plan	54,690		1,741			1,741
Share-based compensation expense			15,155			15,155
Balance at June 30, 2018	45,476,455	$5	$1,150,765	$(1,290)	$(1,012,721)	$136,759

Balance at December 31, 2018	45,563,693	$5	$1,165,003	$(755)	$(1,103,621)	$60,632
Net loss					(78,234)	(78,234)
Unrealized gain from available-for-sale securities				710		710
Vesting of restricted shares	75,331					—
Exercise of options	341,337		2,869			2,869
Exercise of warrants	81,104		1,000			1,000
Share-based compensation expense related to share-based awards for employee stock purchase plan			436			436
Issuance of common stock upon purchase by employee stock purchase plan	63,732		1,027			1,027
Share-based compensation expense			11,426			11,426
Balance at June 30, 2019	46,125,197	$5	$1,181,761	$(45)	$(1,181,855)	$(134)
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
The Company is subject to the risks associated with biopharmaceutical companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approvals to market its investigational product candidates, market acceptance and the successful commercialization of TYMLOS, or any of the Company’s investigational product candidates following receipt of regulatory approval, competition for TYMLOS or any of the Company’s investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of June 30, 2019, the Company had an accumulated deficit of $1,181.9 million, and total cash, cash equivalents, restricted cash, marketable securities, and investments of $189.0 million.
Based upon its cash, cash equivalents, marketable securities, and investments as of June 30, 2019, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational product candidates that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital to fund its development plans, U.S. operational activities, for at least one year from the date of this filing. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents, marketable securities, and investments, or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.
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
When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019. Subsequent events have been evaluated up to the date of issuance of these financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.
Significant Accounting Policies—The significant accounting policies identified in the Company’s 2018 Form 10-K that require the Company to make estimates and assumptions include: revenue recognition, inventory obsolescence, long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. There were no changes to significant accounting policies during the six months ended June 30, 2019, except for the adoption of the Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) detailed below.
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
As summarized in the table below, the standard had a material impact on the Company’s condensed consolidated balance sheet as of June 30, 2019, specifically through recognition of right-of-use assets and lease liabilities for operating leases of $8.3 million on the effective date. However, the standard did not have a material impact on the Company’s condensed consolidated statement of operations and comprehensive loss, as expense for the Company’s existing operating leases continues to be recognized consistent with the recognition pattern before adoption.

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
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 amends ASC 718, Compensation-Stock Compensation, to expand the scope of the standard to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-07 on a prospective as of January 1, 2019, and it did not have a material impact on the Company’s condensed consolidated financial statements.
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
On August 17, 2018, the SEC issued an amendment to Rule 3-04 of Regulation S-X, which extended the annual disclosure requirement of reporting changes in stockholders’ equity (deficit) to interim periods. Such disclosures are to be provided in a note to the financial statements or in a separate financial statement and requires both the year-to-date information and subtotals for each interim period. On September 25, 2018, the SEC issued guidance under a Compliance and Disclosure Interpretation (C&DI 105.09) to clarify the effective date of the requirement. Under the guidance in C&DI 105.09, the Company implemented this updated disclosure requirement beginning with its Form 10-Q for the first quarter of 2019, specifically by presenting the Company’s condensed consolidated statements of stockholders’ equity for interim periods.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The amendments in ASU 2018-18 clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU 2018-18 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The Company adopted ASU 2018-18 as of January 1, 2019 and it did not have a material impact on the Company’s condensed consolidated financial statements, as each of the Company’s arrangements detailed within Note 12, “License Agreements,” were previously accounted for under ASC 606 and/or other topics of the ASC, not ASC 808, and the Company has no other arrangements within the scope of ASC 808.
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
3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents as of June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	June 30, 2019
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$63,660	$—	$—	$63,660
Money market funds	3,241	—	—	3,241
Total	$66,901	$—	$—	$66,901

Marketable securities:
Domestic corporate debt securities	$74,752	$—	$(9)	$74,743
Domestic corporate commercial paper	16,841	—	(11)	16,830
Agency bonds	30,028	—	(25)	30,003
Total	$121,621	$—	$(45)	$121,576

	December 31, 2018
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$20,448	$—	$—	$20,448
Money market funds	38,873	—	—	38,873
Total	$59,321	$—	$—	$59,321

Marketable securities:
Domestic corporate debt securities	$132,886	$—	$(530)	$132,356
Agency bonds	45,009	—	(225)	44,784
Total	$177,895	$—	$(755)	$177,140

There were 14 marketable securities with an aggregate fair value of $121.6 million in an unrealized loss position for more than 12 months as of June 30, 2019. There were 24 marketable securities with an aggregate fair value of $177.1 million in an unrealized loss position for more than 12 months as of December 31, 2018. The Company considered the decrease in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2019.
As of June 30, 2019, all marketable securities mature within one year.
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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no material transfers between any levels during the six months ended June 30, 2019. There were no material transfers between any levels during 2018.
The following table summarizes the financial instruments measured at fair value on a recurring basis in the Company’s accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$63,660	$—	$—	$63,660
Money market funds (1)	3,241	—	—	3,241
Total	$66,901	$—	$—	$66,901
Marketable Securities
Domestic corporate debt securities (2)	$—	$74,743	$—	$74,743
Domestic corporate commercial paper (2)	—	16,830	—	16,830
Agency bonds (2)	—	30,003	—	30,003
Total	$—	$121,576	$—	$121,576

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$20,448	$—	$—	$20,448
Money market funds (1)	38,873	—	—	38,873
Total	$59,321	$—	$—	$59,321
Marketable Securities
Domestic corporate debt securities (2)	$—	$132,356	$—	$132,356
Agency bonds (2)	—	44,784	—	44,784
Total	$—	$177,140	$—	$177,140
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
5. Inventory
Inventory consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$3,950	$4,961
Work in process	—	490
Finished goods	1,207	759
Total inventories	$5,157	$6,210

Finished goods manufactured by the Company have a 36-month shelf life from date of manufacture.
6. Intangible Assets
The following table presents intangible assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018	Estimated useful life
Acquired and in-licensed rights	$8,712	$8,712	11 years
Less: accumulated amortization	(1,730)	(1,330)
Total intangible asset, net	$6,982	$7,382

Acquired and in-licensed rights as of June 30, 2019 consist of the €8.0 million (approximately $8.7 million on the date paid) milestone paid to Ipsen, which was triggered by FDA approval of TYMLOS on April 28, 2017.
The Company recorded approximately $0.2 million and $0.4 million in amortization expense related to intangible assets, using the straight-line methodology, which is considered the best estimate of economic benefit, during the three and six months ended June 30, 2019 and 2018, respectively. Estimated future amortization expense for intangible assets as of June 30, 2019 is approximately $0.4 million for the remainder of 2019, and approximately $0.8 million per year over the remaining life of 8.75 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following for the periods set forth below (in thousands):

	June 30, 2019	December 31, 2018
Commercial costs	$3,874	$2,884
Product revenue reserves	14,041	7,620
Royalty payable	2,066	1,735
Research and development costs	8,048	10,403
Payroll and employee benefits	9,949	12,230
Interest	3,050	3,050
Professional fees	2,636	3,465
Restructuring costs	—	613
Other current liabilities	95	203
Total accrued expenses and other current liabilities	$43,759	$42,203

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
As of June 30, 2019, none of the above circumstances had occurred and as such, the Convertible Notes were not convertible.
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
The outstanding balances of the Convertible Notes as of June 30, 2019 consisted of the following (in thousands):

2024 Convertible Notes
Liability component:
Principal	$305,000
Less: debt discount and issuance costs, net	$(117,566)
Net carrying amount	$187,434
Equity component:	$134,450

The Company determined the expected life of the Convertible Notes was equal to its seven-year term. The effective interest rate on the Liability Components of the Convertible Notes for the period from the date of issuance through June 30, 2019 was

13.04%. As of June 30, 2019, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair values of the Convertible Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, the Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of June 30, 2019 was approximately $274.2 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$2,288	$2,293	$4,575	$4,580
Amortization of debt discount	3,737	3,267	7,351	6,425
Amortization of debt issuance costs	140	123	276	243
Total interest expense	$6,165	$5,683	$12,202	$11,248

Future minimum payments on the Company’s long-term debt as of June 30, 2019 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2019	$4,575
2020	9,150
2021	9,150
2022	9,150
2023	9,150
2024 and Thereafter	314,150
Total minimum payments	$355,325
Less: interest	(50,325)
Less: unamortized discount	(117,566)
Less: current portion	—
Long Term Debt	$187,434

9. Stock-Based Compensation
Stock Options
A summary of stock option activity during the six months ended June 30, 2019 is as follows (in thousands, except for per share amounts):

	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	5,463	$36.88
Granted	925	19.34
Exercised	(341)	8.40
Canceled	(454)	34.23
Expired	(429)	39.66
Options outstanding at June 30, 2019	5,164	$35.63	7.13	$9,593
Options exercisable at June 30, 2019	2,957	$40.16	5.86	$4,252

The weighted-average grant-date fair value per share of options granted during the three and six months ended June 30, 2019 was $14.26 and $12.68, respectively. As of June 30, 2019, there was approximately $33.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.58 years.
Restricted Stock Units
A summary of RSU activity during the six months ended June 30, 2019 is as follows (in thousands, except for per share amounts):

	RSUs	Weighted- Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding at December 31, 2018	227	$37.69
Granted	613	20.04
Vested	(75)	38.59
Forfeited	(81)	26.86
RSUs Outstanding at June 30, 2019	684	$23.02

As of June 30, 2019, there was approximately $14.0 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.94 years.
Performance Units
During the six months ended June 30, 2019, the Company awarded 79,000 performance restricted stock units (“PSUs”) to employees. Each PSU entitles the holder to receive one share of the Company’s common stock if and when the PSU vests. The PSUs vest upon achievement of certain performance targets within a pre-specified period from the grant date. The vesting of any earned units is subject to the employee’s continued service relationship with the Company through each vesting date.
A summary of PSU activity during the six months ended June 30, 2019 is as follows (in thousands, except for per share amounts):

	PSUs	Weighted- Average Grant Date Fair Value (in dollars per share)
PSUs Outstanding at December 31, 2018	—	$—
Granted	79	19.20
Vested	—	—
Forfeited	—	—
PSUs Outstanding at June 30, 2019	79	$19.20

As the performance condition must be met for the awards to vest, compensation cost will be recognized over the implicit service period and only if the performance condition is assessed as probable of achievement. As of June 30, 2019, the performance condition was not probable and, therefore, no expense recognized to date.
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

As of June 30, 2019, the Company had recorded a liability of $0.6 million related to its ESPP obligations. In accordance with the terms of its ESPP, the Company recorded stock-based compensation expense of $0.3 million and $0.4 million for the three and six-month periods ended June 30, 2019 and 2018, respectively.
10. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2019 and 2018 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2017	$1,986	$1,231	$421	$3,638
Provision related to sales in the current year	5,799	8,680	221	14,700
Adjustments related to prior period sales	55	(160)	(111)	(216)
Credits and payments made	(5,002)	(4,528)	(196)	(9,726)
Ending balance at June 30, 2018	$2,838	$5,223	$335	$8,396

Ending balance at December 31, 2018	$3,198	$7,620	$411	$11,229
Provision related to sales in the current year	13,034	30,294	493	43,821
Adjustments related to prior period sales	(16)	(183)	(141)	(340)
Credits and payments made	(11,971)	(23,690)	(268)	(35,929)
Ending balance at June 30, 2019	$4,245	$14,041	$495	$18,781

Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the condensed consolidated balance sheets. Government and other rebates are recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
11. Net Loss Per Share
Basic and diluted net loss per share for the periods set forth below is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(35,474)	$(68,882)	$(78,234)	$(130,437)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	46,109,193	45,430,678	45,891,557	45,185,588
Loss per share - basic and diluted	$(0.77)	$(1.52)	$(1.70)	$(2.89)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and six months ended June 30, 2019 and 2018, respectively, all the Company’s options to purchase common stock, warrants, and restricted stock units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three and Six Months Ended June 30,
	2019	2018
Options to purchase common stock	5,163,480	5,728,531
Warrants	—	120,533
Restricted stock units	684,148	295,491
Performance units	79,000	—

The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of June 30, 2019, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share during the three and six-month periods ended June 30, 2019 and 2018, respectively.
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
In partnership with 3M, the Company selected Thermo Fisher to conduct the abaloparatide-patch coating process and packaging operations. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of Product. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be completed in the third quarter of 2020. In addition, there are cancellable purchase commitments in place to fund the facility build out and future purchases of capital equipment. The Company has paid 3M approximately $8.6 million, in the aggregate, through June 30, 2019 with respect to services delivered pursuant to the Supply Agreement.
In June 2009, the Company entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019, after which it automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development

Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company pays 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. The Company has paid 3M approximately $27.5 million, in the aggregate, through June 30, 2019 with respect to services and deliverables delivered pursuant to the Development Agreement.
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
In consideration for these rights, to date, the Company has made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through June 30, 2019. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $27.3 million). In connection with the FDA’s approval of TYMLOS in April 2017, the Company paid Ipsen a milestone of €8.0 million (approximately $8.7 million on the date paid) under the License Agreement, which the Company recorded as an intangible asset within the condensed consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The agreement also provides that the Company will pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was $2.1 million and $3.6 million for the three and six months ended June 30, 2019 and is included within cost of sales within the condensed consolidated statement of operation and comprehensive loss. For the three and six months ended June 30, 2018, the royalty expense was $1.1 million and $1.8 million, respectively. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Upon execution of the Teijin Agreement, the transaction price included only the $10.0 million up-front payment which the Company received in October 2017. As referenced above, the Company may receive further payments upon the achievement of certain regulatory and sales milestones, totaling up to $40.0 million, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The Company notes that these milestone and royalty payments represent variable consideration and amounts subject to the sales and usage-based royalty exception under ASC 606, respectively. The regulatory milestone payments representing variable consideration were fully constrained through June 30, 2019, and no amount will be recognized until the applicable regulatory milestones are achieved. The sales-based milestones and royalty payments subject to the sales and usage-based royalty exception will not be included in the transaction price until the underlying sales or sales-based milestones have been achieved.
13. Income Taxes
The Company did not record a federal or state income tax provision or benefit for each of the six months ended June 30, 2019 and 2018 due to the expected loss before income taxes to be incurred for the years ended December 31, 2019 and 2018, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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
As of June 30, 2019, the Company was not party to any significant litigation.
Manufacturing Agreements
In June 2016, the Company entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. The Company has agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years, which began on June 1, 2017, after which it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. The Company will purchase the devices subject to minimum annual quantity requirements over the initial three-year term of the agreement. The Company is required to purchase a minimum number of batches for CHF 2.4 million (approximately $2.5 million) through the year ended December 31, 2022.
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

The Company has operating leases for corporate offices in Waltham, MA, Wayne, PA and Parsippany, NJ and for research laboratories in Boston, MA. These leases have remaining lease terms of less than one year to six years, some of which include options to extend the leases for additional years, and of which includes the option to terminate the lease upon default by the Company. The options to extend and terminate the leases were not incorporated into the determination of the lease term as the exercise of such options was not reasonably certain at the lease commencement date based on assessment of economic factors.
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
On March 27, 2018 the Company announced organizational changes which included the closure of its Parsippany, NJ office, and on January 4, 2019, the Company ceased use of the office, triggering an impairment assessment. In connection with this assessment, the Company recorded an impairment loss of $0.3 million during the six months ended June 30, 2019.
The Company’s operating leases also include such costs as real estate taxes and common area maintenance charges. Such amounts have been recorded as variable lease costs within the condensed consolidated statement of operations. During the three and six months ended June 30, 2019, the components of lease expense were as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease cost	$688,979	$1,374,307
Variable lease cost	75,624	91,752
Total lease cost	$764,603	$1,466,059

As of June 30, 2019, the weighted average remaining lease term for the Company’s operating leases was 5.00 years.
As a discount rate was not directly observable for the operating leases, the discount rate used to calculate the net present value of future payments was the Company’s incremental borrowing rate calculated at transition based on the remaining lease term for each operating lease. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. In determining the incremental borrowing rate, the Company considered the following: (i) the Company’s public credit rating, (ii) observable debt yields of the Company, as well as other bonds in the market issued by other companies with similar credit ratings as the Company, and (iii) adjustments necessary for collateral, lease term and inflation or foreign currency. As of June 30, 2019, the weighted average discount rate for the Company’s operating leases was 6.12%.
The following table summarizes activity of the operating lease liabilities for the six months ended June 30, 2019 (in thousands):

Lease Liability
Beginning balance at December 31, 2018	$—
Transition adjustment recorded upon adoption	8,289
Payments during the period	(1,374)
Effect of discounted cash flows during the period	234
Ending balance at June 30, 2019	$7,149

Payments of operating lease liabilities as of June 30, 2019 are as follows (in thousands):

Year ending December 31,
2019	$1,309
2020	2,136
2021	1,060
2022	1,038
2023	980
Thereafter	1,863
Total Lease payments	$8,386
Less: effect of discounted cash flows during the period	(1,237)
Total	$7,149

As of June 30, 2019, the Company had no operating or finance leases that have not yet commenced. In addition, upon adoption, and as of June 30, 2019, the Company had no short-term leases.

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
Executive Overview
We are a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics in the areas of osteoporosis and oncology. In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of July 12, 2019, TYMLOS was available and covered for approximately 283 million U.S. insured lives, representing approximately 99% of U.S. commercial and 67% of Medicare insured lives. In May 2017, we announced positive top-line results from our completed 24-month ACTIVExtend clinical trial for TYMLOS, which met all of its primary and secondary endpoints. In July 2017, we entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. Under this agreement, we received an upfront payment and are entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. In October 2018, the FDA approved a labelling supplement for TYMLOS in connection with the results from our ACTIVExtend trial to reflect that after 24 months of open-label alendronate therapy, the vertebral fracture risk reduction achieved with TYMLOS therapy was maintained. In March 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a negative opinion on our European Marketing Authorisation Application (“MAA”) for abaloparatide-SC. In July 2018, following a re-examination procedure, the CHMP maintained its negative opinion and on January 7, 2019, the European Commission adopted a decision refusing approval of the MAA on the basis of the negative opinion of the Committee. In March 2018, we initiated a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. In July 2018, we initiated a bone histomorphometry study, which will enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.
We are developing an abaloparatide transdermal patch (“abaloparatide-patch”), for potential use in the treatment of postmenopausal women with osteoporosis. In May 2019, we received a special protocol assessment agreement from the FDA for our Phase 3 study of abaloparatide-patch. In August 2019, we initiated our Phase 3 wearABLe study of abaloparatide-patch and we expect to complete enrollment by the end of 2019. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, bone mineral density (“BMD”) non-inferiority bridging study with a planned enrollment of approximately 470 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-patch to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-patch minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%. In February 2018, we entered into a scale-up and commercial supply agreement with 3M Company (“3M”) pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In partnership with 3M, we selected Patheon N.V., now known as Thermo Fisher Scientific, (“Thermo Fisher”) to conduct the abaloparatide-patch coating process and packaging operations. We have made significant progress scaling up for potential commercial batches, if abaloparatide-patch is approved. In October 2018, we committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-patch. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the third quarter of 2020.

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
We are developing our internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator (“SARM”) for potential use in the treatment of hormone-receptor positive breast cancer. In September 2017, we initiated a Phase 1 study of RAD140 in patients with ER+/AR+/HER2- locally advanced or metastatic breast cancer. The clinical trial was designed to evaluate the safety and maximum tolerated dose (“MTD”) of RAD140 in approximately 40 patients. Primary safety outcomes from the trial included the incidence rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response were evaluated. In November 2018, we provided an update on the Phase 1 study, noting that we had identified a provisional MTD and an additional cohort had been opened to further confirm tolerability, pharmacokinetics, and on-treatment pharmacodynamics effects of RAD140 at that dose. In June 2019, a preliminary review of all the Phase 1A data showed that a total of 22 patients with advanced/metastatic breast cancer had been treated at once daily oral doses ranging from 50mg to 150mg, and that the MTD was 100mg per day. The patients were particularly heavily pre-treated, with a median of four prior lines of therapy for metastatic disease, including chemotherapy in all but two patients. As of July 11, 2019, two patients remained on treatment. Evidence of clinical activity was seen with a partial response in one of nine RECIST evaluable patients and pharmacodynamic data consistent with androgen receptor (“AR”) modulatory activity was also seen. While further evaluation of RAD140 in both pre-clinical and clinical settings is currently under consideration, we do not plan to initiate a Phase 1B study at this time.
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
Abaloparatide-SC
TYMLOS was approved in the United States in April 2017 for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The first commercial sales of TYMLOS in the United States occurred in May 2017 and as of July 12, 2019, TYMLOS was available and covered for approximately 283 million U.S. insured lives, representing approximately 99% of U.S. commercial and 67% of Medicare insured lives. We are commercializing TYMLOS in the United States through our commercial organization. We have built a distribution network for TYMLOS in the United States, comprised of well-established distributors and specialty pharmacies. Under our distribution model, both the distributors and specialty pharmacies take physical delivery of TYMLOS and the specialty pharmacies dispense TYMLOS directly to patients.
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
In May 2019, we received a special protocol assessment agreement from the FDA for our Phase 3 study of abaloparatide-patch. We initiated our Phase 3 wearABLe study of abaloparatide-patch in August 2019 and we expect to complete enrollment by the end of 2019. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, BMD non-inferiority bridging study with a planned enrollment of approximately 470 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-patch to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-patch minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%.
In July 2019, we obtained preliminary results from a patient assessment study which evaluated self-administration of abaloparatide-patch over 29 days in 22 post-menopausal women with low bone density. Study patients were observed at a study site on the first, 15th and 29th day of the study. Top-line results showed that study patients were able to follow the instructions for use (“IFU”) and applied the patches accurately on 99.7% of all applications. The safety data from this study showed that most of the study patients had mild, transient redness at the application site. The mean subject acceptability score on a 5-point scale was 4.5, 4.6 and 4.5 on day 1, 15 and 29, respectively. The laboratory data from this study included an exploratory assessment of PINP, a biomarker that indicates bone formation. At baseline the median PINP level in this study was 50.5 ng/ml, increasing to a median value of 100.1 ng/ml at day 29, while, by comparison, the median PINP values observed with abaloparatide-SC in the ACTIVE study were 50.6 ng/ml at baseline and 100.5 ng/ml at one month.
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
In February 2018, we entered into a Scale-Up and Commercial Supply Agreement with 3M Company pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In partnership with 3M, we selected Thermo Fisher to conduct the abaloparatide-patch coating process and packaging operations. In October 2018, we committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-patch. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the third quarter of 2020. We have also successfully completed development activities associated with the scale up of manufacturing to support our planned Phase 3 study. We have completed engineering equipment designs for critical equipment to produce commercial supplies. Build out of the commercial manufacturing facilities at Thermo Fisher is continuing and we are making progress on equipment installation at Thermo Fisher.
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
In September 2017, we initiated a Phase 1 study of RAD140 in patients with ER+/AR+/HER2- locally advanced or metastatic breast cancer. The clinical trial was designed to evaluate the safety and MTD of RAD140 in approximately 40 patients. Primary safety outcomes from the trial included the incidence rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response were also evaluated. In November 2018, we provided an update on the Phase 1 study, noting that we had identified a provisional MTD and an additional cohort had been opened to further confirm tolerability, pharmacokinetics, and on-treatment pharmacodynamics effects of RAD140 at that dose. In June 2019, a preliminary review of all the Phase 1A data showed that a total of 22 patients with advanced/metastatic breast cancer had been treated at once daily oral doses ranging from 50mg to 150mg, and that the MTD was 100mg per day. The patients were particularly heavily pre-treated, with a median of four prior lines of therapy for metastatic disease, including chemotherapy in all but two patients. As of July 11, 2019, two patients remained on treatment. Evidence of clinical activity was seen with a partial response in one of nine RECIST evaluable patients and pharmacodynamic data consistent with AR modulatory activity was also seen. While further evaluation of RAD140 in both preclinical and clinical settings is currently under consideration, we do not plan to initiate a Phase 1B study at this time.
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

None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties. TYMLOS (abaloparatide-SC) historically has represented the largest portion of our research and development expenses for our development programs. We began tracking program expenses for TYMLOS (abaloparatide-SC) in 2005, and program expenses from inception to June 30, 2019 were approximately $226.3 million. We began tracking program expenses for abaloparatide-patch in 2007, and program expenses from inception to June 30, 2019 were approximately $61.5 million. We began tracking program expenses for elacestrant (RAD1901) in 2006, and program expenses from inception to June 30, 2019 were approximately $95.0 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to June 30, 2019 were approximately $16.5 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation, and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Program-specific costs - external:
Abaloparatide-SC	$2,155	$1,679	$4,079	$3,218
Abaloparatide-patch	6,749	1,721	9,363	2,526
Elacestrant (RAD1901)	3,881	4,561	9,548	7,161
RAD140	1,002	1,008	1,440	2,657
Total program-specific costs - external	$13,787	$8,969	$24,430	$15,562

Shared-services costs - external:
R&D support costs	3,275	3,505	6,132	6,381
Other operating costs	636	724	1,180	1,446
Total shared-services costs - external	$3,911	$4,229	$7,312	$7,827

Shared-services costs - internal
Personnel-related costs	6,723	8,639	13,432	17,127
Stock-based compensation	1,994	3,664	4,065	6,921
Occupancy costs	549	570	747	1,230
Depreciation expense	215	253	453	508
Total shared-services costs - internal	$9,481	$13,126	$18,697	$25,786

Total research and development costs	$27,179	$26,324	$50,439	$49,175
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
We have reviewed our policies and estimates to determine our critical accounting policies for the three and six months ended June 30, 2019. There were no changes to significant accounting policies during the three months ended June 30, 2019, except for the adoption of certain ASUs issued by the FASB, as disclosed above within Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended June 30, 2019 and 2018 (in thousands, except percentages)

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
Revenues:
Product revenue, net	$41,042	$22,629	$18,413	81%
Operating expenses:
Cost of sales - product	3,808	1,603	2,205	138%
Cost of sales - intangible amortization	200	200	—	—
Research and development	27,179	26,324	855	3%
Selling, general and administrative	40,115	48,579	(8,464)	(17)%
Other operating expenses	—	10,801	(10,801)	(100)%
Loss from operations	(30,260)	(64,878)	34,618	53%
Other (expense) income:
Other expense	(42)	171	(213)	(125)%
Interest expense	(6,165)	(5,683)	482	8%
Interest income	993	1,508	(515)	(34)%
Net loss	$(35,474)	$(68,882)	$33,408	49%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the three months ended June 30, 2019 we recorded approximately $41.0 million of net product revenue compared to $22.6 million for the three months ended June 30, 2018. The increase in product revenue was driven by an increase in sales volume as a result of greater market penetration. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Cost of sales— Cost of sales of $4.0 million for the three months ended June 30, 2019 consisted of costs associated with the manufacturing of TYMLOS, royalties owed to our licensor for such sales, and amortization expense for intangible assets compared to $1.8 million for the three months ended June 30, 2018. The increase in cost of sales was driven by the increase in product revenue.
Research and development expenses— For the three months ended June 30, 2019, research and development expense was $27.2 million compared to $26.3 million for the three months ended June 30, 2018, an increase of $0.9 million, or 3%. This increase was primarily driven by a $5.0 million increase in abaloparatide-patch project costs, and a $0.5 million increase in abaloparatide-SC project costs. These increases were partially offset by a $0.7 million decrease in project cost for elacestrant, a $0.3 million decrease in professional cost, and a $3.6 million decrease in compensation expenses.
Selling, general and administrative expenses— For the three months ended June 30, 2019, selling, general and administrative expense was $40.1 million compared to $48.6 million for the three months ended June 30, 2018, a decrease of $8.5 million, or 17%. This decrease was primarily the result of a $6.2 million decrease in compensation related expenses attributed to a decrease in headcount from 338 selling, general, and administrative employees as of June 30, 2018 to 289 selling, general, and administrative employees as of June 30, 2019, a $1.2 million decrease in professional costs, a $0.3 million decrease in travel and expense related costs, and a $0.8 million decrease in occupancy, depreciation, and other operating costs.
Other operating expenses— For the three months ended June 30, 2019, other operating expenses were $0 million compared to $10.8 million for the three months ended June 30, 2018. This decrease was the result of a $10.8 million payment made to Ipsen pursuant to a final decision in arbitration proceedings with Ipsen during the three months ended June 30, 2018.
Other (expenses), net— For the three months ended June 30, 2019, other expense, net of other income, was $42 thousand, as compared to other income, net of other expense, $0.2 million during the three months ended June 30, 2018. Other expense, net of other income, of $42 thousand for the three months ended June 30, 2019 consisted primarily of other tax expenses. The $0.2 million of other income, net of other expense, for the three months ended June 30, 2018 was primarily due to other taxes and foreign currency revaluation losses.
Interest income—For the three months ended June 30, 2019, interest income was approximately $1.0 million compared to $1.5 million for the three months ended June 30, 2018, a decrease of $0.5 million, or 34%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities throughout 2018 and during six months ended June 30, 2019.
Interest expense—For the three months ended June 30, 2019, interest expense was approximately $6.2 million compared to $5.7 million for the three months ended June 30, 2018, an increase of $0.5 million. This increase was the result of continued amortization on the Company’s Convertible Notes, the balance for which is continuing to accrete to par over the term and resulting in higher interest during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Results of Operations
Six Months Ended June 30, 2019 and 2018 (in thousands, except percentages)

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
Revenues:
Product revenue, net	$70,886	$37,176	$33,710	91%
Operating expenses:
Cost of sales - product	6,838	2,691	4,147	154%
Cost of sales - intangible amortization	399	399	—	—
Research and development	50,439	49,175	1,264	3%
Selling, general and administrative	81,301	96,605	(15,304)	(16)%
Other operating expenses	—	10,801	(10,801)	(100)%
Loss from operations	(68,091)	(122,495)	54,404	44%
Other (expense) income:
Other expense	(38)	66	(104)	(158)%
Interest expense	(12,202)	(11,248)	954	8%
Interest income	2,097	3,240	(1,143)	(35)%
Net loss	$(78,234)	$(130,437)	$52,203	40%

Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the six months ended June 30, 2019 we recorded approximately $70.9 million of net product revenue compared to $37.2 million for the six months ended June 30, 2018. The increase in product revenue was driven by an increase in sales volume as a result of greater market penetration. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 our Annual Report on Form 10-K for the year ended December 31, 2018.
Cost of sales— Cost of sales of $7.2 million for the six months ended June 30, 2019 consisted of costs associated with the manufacturing of TYMLOS, royalties owed to our licensor for such sales, and amortization expense for intangible assets compared to $3.1 million for the six months ended June 30, 2018. The increase in cost of sales was driven by the increase in product revenue.
Research and development expenses— For the six months ended June 30, 2019, research and development expense was $50.4 million compared to $49.2 million for the six months ended June 30, 2018, an increase of $1.3 million, or 3%. This increase was primarily driven by a $6.8 million increase in abaloparatide-patch project costs, a $2.4 million increase in project costs for elacestrant, and a $0.9 million increase in abaloparatide-SC project costs. These increases were partially offset by a $1.2 million decrease in RAD140 project cost, a $0.5 million decrease in occupancy and depreciation costs, a $0.4 million decrease in other operating and support costs, and a $6.7 million decrease in compensation expenses.
Selling, general and administrative expenses— For the six months ended June 30, 2019, selling, general and administrative expense was $81.3 million compared to $96.6 million for the six months ended June 30, 2018, a decrease of $15.3 million, or 16%. This decrease was primarily the result of a $10.8 million decrease in compensation related expenses attributed to a decrease in headcount from 338 selling, general, and administrative employees as of June 30, 2018 to 289 selling, general, and administrative employees as of June 30, 2019, a $2.8 million decrease in travel and expense related costs, a $1.0 decrease in professional fees, and a $1.0 million decrease in other operating costs. These decreases were partially offset by a $0.3 million increase in occupancy and depreciation expenses.
Other operating expenses— For the six months ended June 30, 2019, other operating expenses were $0 million compared to $10.8 million for the six months ended June 30, 2018. This decrease was the result of a $10.8 million payment made to Ipsen pursuant to a final decision in arbitration proceedings with Ipsen during the six months ended June 30, 2018.
Other (expenses), net— For the six months ended June 30, 2019, other expense, net of other income, was $38 thousand as compared to other income, net of expense, of $66 thousand during the six months ended June 30, 2018. Other expense, net of other income, of $38 thousand for the six months ended June 30, 2019 consisted primarily of other tax expenses. The other income, net of other expense, of $66 thousand for the six months ended June 30, 2018 was primarily due to other taxes and foreign currency revaluation losses.
Interest income—For the six months ended June 30, 2019, interest income was approximately $2.1 million compared to $3.2 million for the six months ended June 30, 2018, a decrease of $1.1 million, or 35%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities throughout 2018 and in the six months ended June 30, 2019 as compared to a greater amount of investments outstanding during the six months ended June 30, 2018.
Interest expense—For the six months ended June 30, 2019, interest expense was approximately $12.2 million compared to $11.2 million for the six months ended June 30, 2018, an increase of $1.0 million This increase was the result of continued amortization on our Convertible Notes, the balance for which is continuing to accrete to par over the term and resulting in higher interest during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Liquidity and Capital Resources
From inception to June 30, 2019, we have incurred an accumulated deficit of $1,181.9 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash, cash equivalents, restricted cash, marketable securities, and investments balance as of June 30, 2019 was $189.0 million. We have financed our operations since inception primarily through the public offerings of our common stock, issuance of convertible debt, private sales of preferred stock, and borrowings under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have begun financing a portion of our operations through product revenue.
Based upon our cash, cash equivalents, marketable securities, and investments balance as of June 30, 2019, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for at least one year from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our clinical product portfolio with our existing cash, cash equivalents, marketable securities, and investments, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
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
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
Net cash (used in) provided by:
Operating activities	$(53,718)	$(121,620)	$67,902	56%
Investing activities	56,405	44,430	11,975	27%
Financing activities	4,896	10,567	(5,671)	(54)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,583	$(66,623)	$74,206	(111)%
Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2019 was $53.7 million, which was primarily the result of a net loss of $78.2 million, partially offset by $21.1 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $3.4 million. The $78.2 million net loss was primarily due to abaloparatide-SC project costs, elacestrant and RAD140 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $21.1 million net non-cash adjustments to reconcile net loss to net cash used in operations primarily included stock-based compensation expense of $11.9 million, amortization of debt discount of $7.6 million, depreciation of $1.2 million, impairment charge for the right of use operating lease of $0.3 million and loss on fixed asset disposal of $0.2 million.
Net cash used in operating activities during the six months ended June 30, 2018 was $121.6 million, which was primarily the result of a net loss of $130.4 million, partially offset by $23.3 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $14.6 million. The $130.4 million net loss was primarily due to abaloparatide-SC and elacestrant program development expenses along with employee compensation and consulting costs incurred to support regulatory submissions and preparation for the commercial launch of TYMLOS in the United States. The $23.3 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $15.6 million, amortization of debt discount of $6.7 million, and depreciation of $1.3 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2019 was $56.4 million, which was the result of $90.0 million in sales and maturities of marketable securities and $33.6 million in purchases of marketable securities.
Net cash provided by investing activities during the six months ended June 30, 2018 was $44.4 million, which was primarily the result of $0.5 million of purchases of marketable securities and $0.1 million of payments for property and equipment.
Our investing cash flows will be impacted by the timing of our purchases and sales of our marketable securities. Because our marketable securities are primarily short-term in duration, we would not expect our operational results or cash flows to be significantly affected by a change in market interest rates.

Cash Flows from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2019 was $4.9 million, which consisted of $3.9 million of proceeds received from exercises of stock options and $1.0 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan (“ESPP”).
Net cash provided by financing activities during the six months ended June 30, 2018 was $10.6 million, which consisted of $8.8 million of proceeds received from exercises of stock options and $1.7 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan.
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
Future minimum payments on our long-term debt as of June 30, 2019 are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2019	4,575
2020	9,150
2021	9,150
2022	9,150
2023	9,150
2024 and Thereafter	$314,150
Total minimum payments	$355,325
Less: interest	(50,325)
Less: unamortized discount	(117,566)
Less: current portion	—
Long Term Debt	$187,434
Leases
We adopted ASC 842 effective January 1, 2019, as discussed in more detail in Note 15, “Leases,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Payments of our operating lease liabilities as of June 30, 2019 are as follows (in thousands):

Year ending December 31,
2019	$1,309
2020	2,136
2021	1,060
2022	1,038
2023	980
Thereafter	1,863
Total Lease payments	$8,386
Less: effect of discounted cash flows during the period	(1,237)
Total	$7,149
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
Supply and Manufacturing Agreements
In June 2016, we entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. We agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, we made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. We will purchase the devices subject to minimum annual quantity requirements over the initial three-year term of the agreement. We are required to purchase a minimum number of batches for CHF 2.4 million (2.5 million) through the year ended December 31, 2022.

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
In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $13.0 million. The License Agreement further requires us to make payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $27.3 million). In connection with the FDA’s approval of TYMLOS in April 2017, we paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which we have recorded as an intangible asset and will amortize over the remaining patent life or the estimated useful life of the underlying product, whichever is shorter. The agreement also provides that we will pay to Ipsen a fixed five percent royalty based on net sales of the product by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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

In June 2009, we entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies for us on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019 and then automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. We pay 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. We have paid 3M approximately $27.5 million,, in the aggregate, through June 30, 2019 with respect to services and deliverables delivered pursuant to the Development Agreement.
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
We are exposed to market risk related to changes in interest rates. As of June 30, 2019, we had cash, cash equivalents, restricted cash, marketable securities and investments of $189.0 million, consisting of cash, money market funds, domestic corporate debt securities, domestic corporate commercial paper and agency bonds. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Because our marketable securities are short-term in duration, and have a low risk profile, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments. We carry our investments based on publicly available information. As of June 30, 2019, we do not have any hard-to-value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 4.   Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2019, we implemented appropriate changes to our internal control over financial reporting to support the adoption of ASU 2016-02, Leases, as of January 1, 2019, including the preparation of additional lease disclosures. There were no other changes to our internal control over financial reporting during the three and six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.      Legal Proceedings.

From time to time, we are party to litigation arising in the ordinary course of our business. As of June 30, 2019, we were not party to any significant litigation.

Item 1A.  Risk Factors.
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as modified by the risk factor in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission, or the SEC.

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

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation	8-K		3.1	6/13/2014

3.2	Amended and Restated By-Laws	8-K		3.1	3/2/2018

10.1	Amendment No. 1, dated February 7, 2017, to the Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG					*

10.2	Amendment No. 2, dated June 18, 2019, to Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG					*

10.3	Amendment No. 2, dated June 10, 2019, to the Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*     Filed herewith.
**     Furnished herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ Jesper Hoeiland
Jesper Hoeiland
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019

	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 7, 2019