Form 10-Q
period 2019-09-30
Radius Health, Inc.
filed 2019-11-05
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
Or
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

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of November 1, 2019: 46,172,356 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

Item 1. Condensed Consolidated Financial Statements

Radius Health, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,925	$59,321
Restricted cash	565	560
Marketable securities	79,251	177,140
Accounts receivable, net	21,528	16,758
Inventory	4,911	6,210
Prepaid expenses	15,201	13,842
Other current assets	858	1,202
Total current assets	211,239	275,033
Property and equipment, net	2,616	4,003
Intangible assets	6,783	7,382
Right of use assets - operating leases	6,443	—
Other assets	412	544
Total assets	$227,493	$286,962

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,608	$4,226
Accrued expenses and other current liabilities	49,082	42,203
Operating lease liability, current	1,904	—
Total current liabilities	55,594	46,429

Notes payable	191,444	179,806
Operating lease liability, long term	4,681	—
Other non-current liabilities	24	95
Total liabilities	251,743	226,330
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 200,000,000 shares authorized, 46,173,170 shares and 45,563,693 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in-capital	1,187,623	1,165,003
Accumulated other comprehensive loss	21	(755)
Accumulated deficit	(1,211,899)	(1,103,621)
Total stockholders’ equity (deficit)	(24,250)	60,632
Total liabilities and stockholders’ equity (deficit)	$227,493	$286,962
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Product revenue, net	$46,766	$27,639	$117,652	$64,815
OPERATING EXPENSES:
Cost of sales - product	3,971	2,193	10,809	4,884
Cost of sales - intangible amortization	200	200	599	599
Research and development	31,791	26,804	82,230	75,979
Selling, general and administrative	35,617	43,661	116,918	140,266
Other operating expenses	—	—	—	10,801
Loss from operations	(24,813)	(45,219)	(92,904)	(167,714)
OTHER INCOME (EXPENSE):
Other income (expense)	59	17	21	83
Interest expense	(6,298)	(5,793)	(18,500)	(17,041)
Interest income	1,008	1,193	3,105	4,433
NET LOSS	$(30,044)	$(49,802)	$(108,278)	$(180,239)
OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) from available-for-sale debt securities	66	442	776	(534)
COMPREHENSIVE LOSS	$(29,978)	$(49,360)	$(107,502)	$(180,773)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 11)	$(30,044)	$(49,802)	$(108,278)	$(180,239)
LOSS PER SHARE:
Basic and diluted	$(0.65)	$(1.09)	$(2.36)	$(3.98)

WEIGHTED AVERAGE SHARES:
Basic and diluted	46,141,217	45,498,909	45,975,691	45,291,176
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(108,278)	$(180,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,785	2,005
Amortization of discount on marketable securities, net	(246)	(199)
Amortization of debt discount and debt issuance costs	11,638	10,174
Impairment loss on operating lease right of use assets	339	—
Stock-based compensation	16,911	22,270
(Gain)/Loss on property and equipment disposals	201	—
Changes in operating assets and liabilities:
Inventory	1,299	(1,180)
Accounts receivable, net	(4,770)	(8,467)
Prepaid expenses	(1,359)	(4,922)
Other current assets	344	998
Operating lease right of use assets	1,507	—
Other long-term assets	132	210
Accounts payable	382	2,379
Accrued expenses and other current liabilities	6,879	(7,455)
Lease liability, operating leases	(1,704)	—
Other non-current liabilities	(71)	(71)
Net cash used in operating activities	(75,011)	(164,497)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	—	(70)
Purchases of marketable securities	(36,589)	(499)
Sales and maturities of marketable securities	135,500	97,501
Net cash provided by (used in) investing activities	98,911	96,932
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrant exercises	3,869	8,953
Proceeds from issuance of shares under employee stock purchase plan	1,840	2,565
Net cash provided by financing activities	5,709	11,518
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	29,609	(56,047)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	59,881	118,619
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$89,490	$62,572
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$9,150	$9,582
Cash paid for income taxes	$—	$22
Property and equipment purchases in accrued expenses at period end	$—	$298
Right of use assets obtained in exchange for operating lease liability	$8,289	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2018	45,476,455	$5	$1,150,765	$(1,290)	$(1,012,721)	$136,759
Net loss					(49,802)	(49,802)
Unrealized gain from available-for-sale securities				442		442
Exercise of options	15,929		127			127
Exercise of warrants	—					—
Share-based compensation expense related to share-based awards for employee stock purchase plan			201			201
Issuance of common stock upon purchase by employee stock purchase plan	47,132		824			824
Share-based compensation expense			6,500			6,500
Balance at September 30, 2018	45,539,516	$5	$1,158,417	$(848)	$(1,062,523)	$95,051

Balance at June 30, 2019	46,125,197	$5	$1,181,761	$(45)	$(1,181,855)	$(134)
Net loss					(30,044)	(30,044)
Unrealized gain from available-for-sale securities				66		66
Share-based compensation expense related to share-based awards for employee stock purchase plan			20			20
Issuance of common stock upon purchase by employee stock purchase plan	47,973		813			813
Share-based compensation expense			5,029			5,029
Balance at September 30, 2019	46,173,170	$5	$1,187,623	$21	$(1,211,899)	$(24,250)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2017	44,616,586	$4	$1,124,630	$(314)	$(882,284)	$242,036
Net loss					(180,239)	(180,239)
Unrealized loss from available-for-sale securities				(534)		(534)
Vesting of restricted shares	24,372					—
Exercise of options	460,677	1	8,952			8,953
Exercise of warrants	336,059					—
Share-based compensation expense related to share-based awards for employee stock purchase plan			615			615
Issuance of common stock upon purchase by employee stock purchase plan	101,822		2,565			2,565
Share-based compensation expense			21,655			21,655
Balance at September 30, 2018	45,539,516	$5	$1,158,417	$(848)	$(1,062,523)	$95,051

Balance at December 31, 2018	45,563,693	$5	$1,165,003	$(755)	$(1,103,621)	$60,632
Net loss					(108,278)	(108,278)
Unrealized gain from available-for-sale securities				776		776
Vesting of restricted shares	75,331					—
Exercise of options	341,337		2,869			2,869
Exercise of warrants	81,104		1,000			1,000
Share-based compensation expense related to share-based awards for employee stock purchase plan			456			456
Issuance of common stock upon purchase by employee stock purchase plan	111,705		1,840			1,840
Share-based compensation expense			16,455			16,455
Balance at September 30, 2019	46,173,170	$5	$1,187,623	$21	$(1,211,899)	$(24,250)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
Radius Health, Inc. (“Radius” or the “Company”) is a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics. In November 2019, the Company announced a strategic plan to focus on targeted endocrine diseases and explore all strategic options for its oncology programs, including elacestrant (RAD1901) and RAD140. In April 2017, the Company’s first commercial product, TYMLOS® (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In March 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a negative opinion on the Company’s European Marketing Authorisation Application (“MAA”) for abaloparatide-SC. In July 2018, following a re-examination procedure, the CHMP maintained its negative opinion and on January 7, 2019, the European Commission adopted a decision refusing approval of the MAA on the basis of the negative opinion of the Committee. In July 2017, the Company entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan, under which the Company received an upfront payment and is entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, the Company has an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. The Company is developing an abaloparatide transdermal patch, or abaloparatide-patch, for potential use in the treatment of postmenopausal women with osteoporosis. The Company is also developing an investigational product candidate, elacestrant (“RAD1901”), a selective estrogen receptor degrader (“SERD”), for potential use in the treatment of hormone receptor-positive breast cancer. The Company was developing its internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator (“SARM”) for potential use in the treatment of hormone receptor-positive breast cancer.
The Company is subject to the risks associated with biopharmaceutical companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approvals to market its investigational product candidates, market acceptance and the successful commercialization of TYMLOS, or any of the Company’s investigational product candidates following receipt of regulatory approval, competition for TYMLOS or any of the Company’s investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company’s future operations. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of September 30, 2019, the Company had an accumulated deficit of $1,211.9 million, and total cash, cash equivalents, restricted cash, marketable securities, and investments of $168.7 million.
Based upon its cash, cash equivalents, marketable securities, and investments as of September 30, 2019, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational product candidates that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital to fund its development plans, U.S. operational activities, for at least one year from the date of this filing. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents, marketable securities, and investments, or through strategic financing opportunities that could include, but are not limited to collaboration agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.
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
When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2019. Subsequent events have been evaluated up to the date of issuance of these financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.
Significant Accounting Policies—The significant accounting policies identified in the Company’s 2018 Form 10-K that require the Company to make estimates and assumptions include: revenue recognition, inventory obsolescence, long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. There were no changes to significant accounting policies during the nine months ended September 30, 2019, except for the adoption of the Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) detailed below.
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
As summarized in the table below, the standard had a material impact on the Company’s condensed consolidated balance sheet as of September 30, 2019, specifically through recognition of right-of-use assets and lease liabilities for operating leases of $8.3 million on the effective date. However, the standard did not have a material impact on the Company’s condensed consolidated statement of operations and comprehensive loss, as expense for the Company’s existing operating leases continues to be recognized consistent with the recognition pattern before adoption.

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
Accounting Standards Updates, Recently Issued—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2019. The Company is currently evaluating the effects the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement, or (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendment under ASU 2018-13 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its results of operations, financial position or cash flows.
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
3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents as of September 30, 2019 and December 31, 2018 consist of the following (in thousands):

	September 30, 2019
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$42,616	$—	$—	$42,616
Money market funds	46,309	—	—	46,309
Total	$88,925	$—	$—	$88,925

Marketable securities:
Domestic corporate debt securities	$47,271	$19	$(1)	$47,289
Domestic corporate commercial paper	16,945	4	—	16,949
Agency bonds	15,013	—	—	15,013
Total	$79,229	$23	$(1)	$79,251

	December 31, 2018
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$20,448	$—	$—	$20,448
Money market funds	38,873	—	—	38,873
Total	$59,321	$—	$—	$59,321

Marketable securities:
Domestic corporate debt securities	$132,886	$—	$(530)	$132,356
Agency bonds	45,009	—	(225)	44,784
Total	$177,895	$—	$(755)	$177,140

There were 5 marketable securities with an aggregate fair value of $27.0 million in an unrealized loss position for more than 12 months as of September 30, 2019. There were 24 marketable securities with an aggregate fair value of $177.1 million in an unrealized loss position for more than 12 months as of December 31, 2018. The Company considered the decrease in market value for these securities to be primarily attributable to current economic conditions. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2019.
As of September 30, 2019, all marketable securities mature within one year.
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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no material transfers between any levels during the nine months ended September 30, 2019. There were no material transfers between any levels during 2018.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the Company’s accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$42,616	$—	$—	$42,616
Money market funds (1)	46,309	—	—	46,309
Total	$88,925	$—	$—	$88,925
Marketable Securities
Domestic corporate debt securities (2)	$—	$47,289	$—	$47,289
Domestic corporate commercial paper (2)	—	16,949	—	16,949
Agency bonds (2)	—	15,013	—	15,013
Total	$—	$79,251	$—	$79,251

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$20,448	$—	$—	$20,448
Money market funds (1)	38,873	—	—	38,873
Total	$59,321	$—	$—	$59,321
Marketable Securities
Domestic corporate debt securities (2)	$—	$132,356	$—	$132,356
Agency bonds (2)	—	44,784	—	44,784
Total	$—	$177,140	$—	$177,140
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
5. Inventory
Inventory consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$3,858	$4,961
Work in process	44	490
Finished goods	1,009	759
Total inventories	$4,911	$6,210

Finished goods manufactured by the Company have a 36-month shelf life from date of manufacture.
6. Intangible Assets
The following table presents intangible assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018	Estimated useful life
Acquired and in-licensed rights	$8,712	$8,712	11 years
Less: accumulated amortization	(1,929)	(1,330)
Total intangible asset, net	$6,783	$7,382

Acquired and in-licensed rights as of September 30, 2019 consist of the €8.0 million (approximately $8.7 million on the date paid) milestone paid to Ipsen, which was triggered by FDA approval of TYMLOS on April 28, 2017.
The Company recorded approximately $0.2 million and $0.6 million in amortization expense related to intangible assets, using the straight-line methodology, which is considered the best estimate of economic benefit, during the three and nine months ended September 30, 2019 and 2018, respectively. Estimated future amortization expense for intangible assets as of September 30, 2019 is approximately $0.2 million for the remainder of 2019, and approximately $0.8 million per year over the remaining life of 8.5 years.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following for the periods set forth below (in thousands):

	September 30, 2019	December 31, 2018
Commercial costs	$3,179	$2,884
Product revenue reserves	18,561	7,620
Royalty payable	2,352	1,735
Research and development costs	9,329	10,403
Payroll and employee benefits	10,275	12,230
Interest	763	3,050
Professional fees	4,516	3,465
Restructuring costs	12	613
Other current liabilities	95	203
Total accrued expenses and other current liabilities	$49,082	$42,203

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
As of September 30, 2019, none of the above circumstances had occurred and, as such, the Convertible Notes were not convertible.
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
The outstanding balances of the Convertible Notes as of September 30, 2019 consisted of the following (in thousands):

2024 Convertible Notes
Liability component:
Principal	$305,000
Less: debt discount and issuance costs, net	$(113,556)
Net carrying amount	$191,444
Equity component:	$134,450

The Company determined the expected life of the Convertible Notes was equal to its seven-year term. The effective interest rate on the Liability Components of the Convertible Notes for the period from the date of issuance through September 30, 2019 was 13.04%. As of September 30, 2019, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair values of the Convertible Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, the Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of September 30, 2019 was approximately $278.8 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$2,288	$2,287	$6,863	$6,863
Amortization of debt discount	3,865	3,379	11,216	9,804
Amortization of debt issuance costs	145	127	421	370
Total interest expense	$6,298	$5,793	$18,500	$17,037

Future minimum payments on the Company’s long-term debt as of September 30, 2019 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2019	$—
2020	9,150
2021	9,150
2022	9,150
2023	9,150
2024 and Thereafter	314,150
Total minimum payments	$350,750
Less: interest	(45,750)
Less: unamortized discount	(113,556)
Less: current portion	—
Long Term Debt	$191,444

9. Stock-Based Compensation
Stock Options

A summary of stock option activity during the nine months ended September 30, 2019 is as follows (in thousands, except for per share amounts):

	Shares	Weighted- Average Exercise Price (in dollars per share)	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	5,463	$36.88
Granted	1,044	19.72
Exercised	(341)	8.40
Canceled	(499)	33.99
Expired	(806)	40.15
Options outstanding at September 30, 2019	4,861	$34.94	7.39	$11,716
Options exercisable at September 30, 2019	2,810	$39.87	6.40	$4,900

The weighted-average grant-date fair value per share of options granted during the three and nine months ended September 30, 2019 was $14.35 and $12.87, respectively. As of September 30, 2019, there was approximately $30.0 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.50 years.
Restricted Stock Units
A summary of RSU activity during the nine months ended September 30, 2019 is as follows (in thousands, except for per share amounts):

	RSUs	Weighted- Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding at December 31, 2018	227	$37.69
Granted	613	20.04
Vested	(75)	38.59
Forfeited	(110)	26.35
RSUs Outstanding at September 30, 2019	655	$22.93

As of September 30, 2019, there was approximately $12.1 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.74 years.
Performance Units
During the nine months ended September 30, 2019, the Company awarded 79,000 performance restricted stock units (“PSUs”) to employees. Each PSU entitles the holder to receive one share of the Company’s common stock if and when the PSU vests. The PSUs vest upon achievement of certain performance targets within a pre-specified period from the grant date. The vesting of any earned units is subject to the employee’s continued service relationship with the Company through each vesting date.
A summary of PSU activity during the nine months ended September 30, 2019 is as follows (in thousands, except for per share amounts):

	PSUs	Weighted- Average Grant Date Fair Value (in dollars per share)
PSUs Outstanding at December 31, 2018	—	$—
Granted	79	19.20
Vested	—	—
Forfeited	—	—
PSUs Outstanding at September 30, 2019	79	$19.20

As the performance condition must be met for the awards to vest, compensation cost will be recognized over the implicit service period and only if the performance condition is assessed as probable of achievement. As of September 30, 2019, the performance condition was not probable and, therefore, no expense recognized to date.
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
As of September 30, 2019, the Company had recorded a liability of $0.2 million related to its ESPP obligations. In accordance with the terms of its ESPP, the Company recorded stock-based compensation expense of $20 thousand and $0.5 million for the three and nine-month periods ended September 30, 2019 respectively. The company recorded stock compensation expense of $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2018, respectively.
10. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2019 and 2018 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2017	$1,986	$1,231	$421	$3,638
Provision related to sales in the current year	9,750	15,350	229	25,329
Adjustments related to prior period sales	(76)	(106)	(111)	(293)
Credits and payments made	(8,971)	(9,257)	(236)	(18,464)
Ending balance at September 30, 2018	$2,689	$7,218	$303	$10,210

Ending balance at December 31, 2018	$3,198	$7,620	$411	$11,229
Provision related to sales in the current year	21,203	44,426	698	66,327
Adjustments related to prior period sales	(27)	697	—	670
Credits and payments made	(19,759)	(34,190)	(575)	(54,524)
Ending balance at September 30, 2019	$4,615	$18,553	$534	$23,702

Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the condensed consolidated balance sheets. Government and other rebates are recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
11. Net Loss Per Share

Basic and diluted net loss per share for the periods set forth below is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(30,044)	$(49,802)	$(108,278)	$(180,239)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	46,141,217	45,498,909	45,975,691	45,291,176
Loss per share - basic and diluted	$(0.65)	$(1.09)	$(2.36)	$(3.98)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and nine months ended September 30, 2019 and 2018, respectively, all the Company’s options to purchase common stock, warrants, and restricted stock units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three and Nine Months Ended September 30,
	2019	2018
Options to purchase common stock	4,860,997	5,759,140
Warrants	—	120,532
Restricted stock units	655,723	262,002
Performance units	79,000	—

The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of September 30, 2019, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share during the three and nine-month periods ended September 30, 2019 and 2018, respectively.
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
In partnership with 3M, the Company selected Thermo Fisher to conduct the abaloparatide-patch coating process and packaging operations. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of Product. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be completed in the third quarter of 2020. In addition, there are cancellable purchase commitments in place to fund the facility build out and future purchases of capital equipment. The Company has paid 3M approximately $11.3 million, in the aggregate, through September 30, 2019 with respect to performance under the Supply Agreement.
In June 2009, the Company entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019, after which it automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company pays 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. The Company has paid 3M approximately $28.3 million, in the aggregate, through September 30, 2019 with respect to services and deliverables delivered pursuant to the Development Agreement.
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
In consideration for these rights, to date, the Company has made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through September 30, 2019. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $26.2 million). In connection with the FDA’s approval of TYMLOS in April 2017, the Company paid Ipsen a milestone of €8.0 million (approximately $8.7 million on the date paid) under the License Agreement, which the Company recorded as an intangible asset within the condensed consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The agreement also provides that the Company will pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was $2.3 million and $5.9 million for the three and nine months ended September 30, 2019 and is included within cost of sales within the condensed consolidated statement of operation and comprehensive loss. For the three and nine months ended September 30, 2018, the royalty expense was $1.4 million and $3.2 million, respectively. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.

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

Duke University
In December 2017, the Company and Duke University (“Duke”) entered into a patent license agreement (the “Duke Agreement”). Under the Duke Agreement, the Company acquired an exclusive worldwide license to certain Duke patents associated with elacestrant related to the use of elacestrant in the treatment of breast cancer as a monotherapy and in a combination therapy (collectively the “Duke Patents”).
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
Upon execution of the Teijin Agreement, the transaction price included only the $10.0 million up-front payment which the Company received in October 2017. As referenced above, the Company may receive further payments upon the achievement of certain regulatory and sales milestones, totaling up to $40.0 million, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The Company notes that these milestone and royalty payments represent variable consideration and amounts subject to the sales and usage-based royalty exception under ASC 606, respectively. The regulatory milestone payments representing variable consideration were fully constrained through September 30, 2019, and no amount will be recognized until the applicable regulatory milestones are achieved. The sales-based milestones and royalty payments subject to the sales and usage-based royalty exception will not be included in the transaction price until the underlying sales or sales-based milestones have been achieved.
13. Income Taxes
The Company did not record a federal or state income tax provision or benefit for each of the nine months ended September 30, 2019 and 2018 due to the expected loss before income taxes to be incurred for the years ended December 31, 2019 and 2018, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
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
As of September 30, 2019, the Company was not party to any significant litigation.
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
In July 2016, the Company entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as successor-in-interest to Lonza Group Ltd., pursuant to which PPL agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The agreement has an initial term of six years, which began on June 28, 2016, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term. The Company is also required to purchase a minimum number of batches annually, equal to approximately €2.9 million (approximately $3.2 million) per year, subject to any annual price adjustments, during the initial term, except in calendar years 2019 and 2020.
15. Leases
The Company determines if an arrangement is a lease at inception. For operating leases, amounts recorded in connection therewith are included in right-of-use assets and lease liabilities in the condensed consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases and are recognized on the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases have not historically provided an implicit rate, the Company’s incremental borrowing rate based on information available at the commencement date is used in determining the present value of lease payments. However, the implicit rate is used when readily determinable. The operating lease right-of-use assets also include any lease payments made and excludes lease incentives. Options to extend the lease term or terminate the leases are incorporated into the determination of the lease term if it is reasonably certain that the Company will exercise such options based on assessment of economic factors, such as contractual terms, market rates and locations, and costs associated with negotiation of new leases or termination of leases. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
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

On March 27, 2018 the Company announced organizational changes which included the closure of its Parsippany, NJ office, and on January 4, 2019, the Company ceased use of the office, triggering an impairment assessment. In connection with this assessment, the Company recorded an impairment loss of $0.3 million during the nine months ended September 30, 2019.
The Company’s operating leases also include such costs as real estate taxes and common area maintenance charges. Such amounts have been recorded as variable lease costs within the condensed consolidated statement of operations. During the three and nine months ended September 30, 2019, the components of lease expense were as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease cost	$693	$2,068
Variable lease cost	74	166
Total lease cost	$767	$2,234

As of September 30, 2019, the weighted average remaining lease term for the Company’s operating leases was 5.00 years.
As a discount rate was not directly observable for the operating leases, the discount rate used to calculate the net present value of future payments was the Company’s incremental borrowing rate calculated at transition based on the remaining lease term for each operating lease. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. In determining the incremental borrowing rate, the Company considered the following: (i) the Company’s public credit rating, (ii) observable debt yields of the Company, as well as other bonds in the market issued by other companies with similar credit ratings as the Company, and (iii) adjustments necessary for collateral, lease term and inflation or foreign currency. As of September 30, 2019, the weighted average discount rate for the Company’s operating leases was 6.17%.
The following table summarizes activity of the operating lease liabilities for the nine months ended September 30, 2019 (in thousands):

Lease Liability
Beginning balance at December 31, 2018	$—
Transition adjustment recorded upon adoption	8,289
Payments during the period	(2,068)
Effect of discounted cash flows during the period	364
Ending balance at September 30, 2019	$6,585

Future payments of operating lease liabilities as of September 30, 2019 are as follows (in thousands):

Year ending December 31,
2019	$640
2020	2,136
2021	1,060
2022	1,038
2023	980
Thereafter	1,863
Total Lease payments	$7,717
Less: effect of discounted cash flows during the period	(1,132)
Total	$6,585

As of September 30, 2019, the Company had no operating or finance leases that have not yet commenced. In addition, upon adoption, and as of September 30, 2019, the Company had no short-term leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement

This Quarterly Report on Form 10-Q, including in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about:

•	our expectations regarding commercialization of TYMLOS in the U.S., including our market access coverage expectations, and our ability to successfully commercialize TYMLOS in the U.S.;

•	the therapeutic benefits and effectiveness of TYMLOS and our product candidates and the potential indications and market opportunities therefor;

•	our ability to obtain U.S. and foreign regulatory approval for our product candidates, including supplemental regulatory approvals for TYMLOS, and the timing thereof;

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with TYMLOS or our investigational product candidates;

•	anticipated trends and challenges in the market in which TYMLOS will compete and in other potential markets in which we may compete;

•
our plans with respect to collaborations and licenses related to the development, manufacture or sale of TYMLOS and our investigational product candidates, including our plans to explore all strategic options for our oncology programs, including elacestrant (RAD1901) and RAD140;

•	our expectations regarding the timing of our regulatory submissions;

•
our expectations for our Phase 3 studies of elacestrant and abaloparatide transdermal patch (abaloparatide-patch) or our other clinical trials, including projected costs, study designs or the timing for initiation, recruitment, completion, or reporting top-line data;

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
Executive Overview
We are a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics. In November 2019, we announced a strategic plan to focus on targeted endocrine diseases and explore all strategic options for our oncology programs, including elacestrant (RAD1901) and RAD140.
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of October 7, 2019, TYMLOS was available and covered for approximately 285 million U.S. insured lives, representing approximately 99% of U.S. commercial and 67% of Medicare insured lives. Effective January 1, 2020, TYMLOS is expected to be covered for approximately 290 million U.S. insured lives, representing approximately 99% of U.S. commercial and 79% of Medicare insured lives. In May 2017, we announced positive top-line results from our completed 24-month ACTIVExtend clinical trial for TYMLOS, which met all of its primary and secondary endpoints. In July 2017, we entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. Under this agreement, we received an upfront payment and are entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In addition, we have an option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. In October 2018, the FDA approved a labelling supplement for TYMLOS in connection with the results from our ACTIVExtend trial to reflect that after 24 months of open-label alendronate therapy, the vertebral fracture risk reduction achieved with TYMLOS therapy was maintained. In March 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a negative opinion on our European Marketing Authorisation Application (“MAA”) for abaloparatide-SC. In July 2018, following a re-examination procedure, the CHMP maintained its negative opinion and on January 7, 2019, the European Commission adopted a decision refusing approval of the MAA on the basis of the negative opinion of the Committee. In March 2018, we initiated a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. In July 2018, we initiated a bone histomorphometry study, which will enroll approximately 25 postmenopausal women with osteoporosis to evaluate the early effects of TYMLOS on tissue-based bone remodeling and structural indices.
We are developing an abaloparatide transdermal patch (“abaloparatide-patch”), for potential use in the treatment of postmenopausal women with osteoporosis. In May 2019, we received a special protocol assessment agreement from the FDA for our Phase 3 study of abaloparatide-patch. We initiated our Phase 3 wearABLe study of abaloparatide-patch in August 2019 and expect to report top-line data from the study in the second half of 2021. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, bone mineral density (“BMD”) non-inferiority bridging study with a planned enrollment of approximately 470 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-patch to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-patch minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%. In February 2018, we entered into a scale-up and commercial supply agreement with 3M Company (“3M”) pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In partnership with 3M, we selected Patheon N.V., now known as Thermo Fisher Scientific, (“Thermo Fisher”) to conduct the abaloparatide-patch coating process and packaging operations. We have made significant progress scaling up for potential commercial batches, if abaloparatide-patch is approved. In October 2018, we committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-patch. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the third quarter of 2020.
We are also developing our investigational product candidate, elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), for potential use in the treatment of hormone receptor-positive breast cancer. We initiated our Phase 3 EMERALD study of elacestrant in late November 2018 and plan to complete enrollment in the third quarter of 2020. The Phase 3 study is a single, randomized, open label, active-controlled Phase 3 trial of elacestrant as a second or third-line monotherapy in approximately 460 patients with estrogen receptor-positive (“ER+”) and human epidermal growth factor receptor 2-negative (“HER2-”) advanced or metastatic breast cancer who have received prior treatment with one or two endocrine therapies, including a cyclin-dependent kinase (“CDK”) 4/6 inhibitor. Patients in the study will be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent. The primary endpoint of the study will be progression-free survival (“PFS”), which we will analyze in the overall patient population and in patients with estrogen receptor 1 gene (“ESR1”) mutations. Secondary endpoints will include evaluation of overall survival (“OS”), objective response rate (“ORR”), and duration of response (“DOR”). We believe that, depending on results, this single trial would support applications for marketing approvals for elacestrant as a second- and third-line monotherapy in the U.S., European Union (“EU”), and other markets. In November 2018, the FDA granted Fast Track designation for elacestrant for the population to be included in the Phase 3 study. We previously completed enrollment in our ongoing dose escalation Part A, and dose expansion Parts B and C, and in the 18F fluoroestradiol positron emission tomography (“FES-PET”) imaging Phase 1 studies of elacestrant in advanced metastatic breast cancer. Enrollment in Part D of the Phase 1 dose-escalation and expansion study was discontinued as the data was no longer required to support the final design of our Phase 3 study. We do not plan to initiate any further clinical development of elacestrant beyond the ongoing EMERALD study.

We developed our internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator (“SARM”) for potential use in the treatment of hormone-receptor positive breast cancer. In September 2017, we initiated a Phase 1 study of RAD140 in patients with ER+/AR+/HER2- locally advanced or metastatic breast cancer. The clinical trial was designed to evaluate the safety and maximum tolerated dose (“MTD”) of RAD140 in approximately 40 patients. Primary safety outcomes from the trial included the incidence rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response were evaluated. In November 2018, we provided an update on the Phase 1 study, noting that we had identified a provisional MTD and an additional cohort had been opened to further confirm tolerability, pharmacokinetics, and on-treatment pharmacodynamics effects of RAD140 at that dose. In June 2019, a preliminary review of all the Phase 1A data showed that a total of 22 patients with advanced/metastatic breast cancer had been treated at once daily oral doses ranging from 50mg to 150mg, and that the MTD was 100mg per day. The patients were particularly heavily pre-treated, with a median of four prior lines of therapy for metastatic disease, including chemotherapy in all but two patients. As of July 11, 2019, two patients remained on treatment. Evidence of clinical activity was seen with a partial response in one of nine RECIST evaluable patients and pharmacodynamic data consistent with androgen receptor (“AR”) modulatory activity was also seen. We do not plan to initiate any additional clinical studies on RAD140.
Abaloparatide
In April 2017, the FDA approved TYMLOS (abaloparatide-SC) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. We are developing two formulations of abaloparatide: abaloparatide-SC and abaloparatide-patch.
Abaloparatide-SC
TYMLOS was approved in the United States in April 2017 for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The first commercial sales of TYMLOS in the United States occurred in May 2017 and as of as of October 7, 2019, TYMLOS was available and covered for approximately 285 million U.S. insured lives, representing approximately 99% of U.S. commercial and 67% of Medicare insured lives. Effective January 1, 2020, TYMLOS is expected to be covered for approximately 290 million U.S. insured lives, representing approximately 99% of U.S. commercial and 79% of Medicare insured lives. We are commercializing TYMLOS in the United States through our commercial organization. We have built a distribution network for TYMLOS in the United States, comprised of well-established distributors and specialty pharmacies. Under our distribution model, both the distributors and specialty pharmacies take physical delivery of TYMLOS and the specialty pharmacies dispense TYMLOS directly to patients.
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
In May 2019, we received a special protocol assessment agreement from the FDA for our Phase 3 study of abaloparatide-patch. We initiated our Phase 3 wearABLe study of abaloparatide-patch in August 2019 and expect to report top-line data from the study in the second half of 2021. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, BMD non-inferiority bridging study with a planned enrollment of approximately 470 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-patch to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-patch minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%.
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
We initiated our Phase 3 EMERALD study of elacestrant in late November 2018 and plan to complete enrollment in the third quarter of 2020. The Phase 3 study is a single, randomized, open label, active-controlled Phase 3 trial of elacestrant as a second- or third-line monotherapy in approximately 460 patients with ER+ and HER2- advanced or metastatic breast cancer who have received prior treatment with one or two endocrine therapies, including a CDK 4/6 inhibitor. Patients in the study will be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent. The primary endpoint of the study will be PFS, which we will analyze in the overall patient population and in patients with ESR1 mutations. Secondary endpoints will include evaluation of OS, ORR, and DOR. We believe that, depending on results, this single trial would support applications for marketing approvals for elacestrant as a second- and third-line monotherapy in the U.S., EU and other markets. In November 2018, the FDA granted Fast Track designation for elacestrant consistent with the population to be included in the Phase 3 study. We do not plan to initiate any further clinical trials of elacestrant beyond the ongoing EMERALD study.
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
Collaborations
After a comprehensive partnership evaluation for elacestrant and consistent with our plan to focus on targeted endocrine diseases, we are now exploring all strategic options for elacestrant.
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
In September 2017, we initiated a Phase 1 study of RAD140 in patients with ER+/AR+/HER2- locally advanced or metastatic breast cancer. The clinical trial was designed to evaluate the safety and MTD of RAD140 in approximately 40 patients. Primary safety outcomes from the trial included the incidence rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response were also evaluated. In November 2018, we provided an update on the Phase 1 study, noting that we had identified a provisional MTD and an additional cohort had been opened to further confirm tolerability, pharmacokinetics, and on-treatment pharmacodynamics effects of RAD140 at that dose. In June 2019, a preliminary review of all the Phase 1A data showed that a total of 22 patients with advanced/metastatic breast cancer had been treated at once daily oral doses ranging from 50mg to 150mg, and that the MTD was 100mg per day. The patients were particularly heavily pre-treated, with a median of four prior lines of therapy for metastatic disease, including chemotherapy in all but two patients. As of July 11, 2019, two patients remained on treatment. Evidence of clinical activity was seen with a partial response in one of nine RECIST evaluable patients and pharmacodynamic data consistent with AR modulatory activity was also seen. We do not plan to initiate any additional clinical studies of RAD140.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties. TYMLOS (abaloparatide-SC) historically has represented the largest portion of our research and development expenses for our development programs. We began tracking program expenses for TYMLOS (abaloparatide-SC) in 2005, and program expenses from inception to September 30, 2019 were approximately $228.2 million. We began tracking program expenses for abaloparatide-patch in 2007, and program expenses from inception to September 30, 2019 were approximately $68.7 million. We began tracking program expenses for elacestrant (RAD1901) in 2006, and program expenses from inception to September 30, 2019 were approximately $103.7 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to September 30, 2019 were approximately $17.1 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation, and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Program-specific costs - external:
Abaloparatide-SC	$1,948	$1,344	$6,027	$4,561
Abaloparatide-patch	7,170	3,636	16,533	6,163
Elacestrant (RAD1901)	8,670	6,656	18,218	13,817
RAD140	564	1,001	2,005	3,658
Total program-specific costs - external	$18,352	$12,637	$42,783	$28,199

Shared-services costs - external:
R&D support costs	3,527	2,790	9,658	9,171
Other operating costs	506	519	1,686	1,965
Total shared-services costs - external	$4,033	$3,309	$11,344	$11,136

Shared-services costs - internal
Personnel-related costs	6,834	7,886	20,266	25,013
Stock-based compensation	1,613	2,389	5,678	9,310
Occupancy costs	754	332	1,501	1,562
Depreciation expense	205	251	658	759
Total shared-services costs - internal	$9,406	$10,858	$28,103	$36,644

Total research and development costs	$31,791	$26,804	$82,230	$75,979
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related expenses for commercial operations, executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, including the cost of maintaining our intellectual property portfolio, and other corporate expenses.
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
Other Operating Expenses
Other operating expenses reflect a payment made to Ipsen pursuant to a final decision in arbitration proceedings with Ipsen.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the three and nine months ended September 30, 2019. There were no changes to significant accounting policies during the three months ended September 30, 2019, except for the adoption of certain ASUs issued by the FASB, as disclosed above within Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended September 30, 2019 and 2018 (in thousands, except percentages)

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Revenues:
Product revenue, net	$46,766	$27,639	$19,127	69%
Operating expenses:
Cost of sales - product	3,971	2,193	1,778	81%
Cost of sales - intangible amortization	200	200	—	—
Research and development	31,791	26,804	4,987	19%
Selling, general and administrative	35,617	43,661	(8,044)	(18)%
Loss from operations	(24,813)	(45,219)	20,406	45%
Other (expense) income:
Other income	59	17	42	247%
Interest expense	(6,298)	(5,793)	(505)	(9)%
Interest income	1,008	1,193	(185)	(16)%
Net loss	$(30,044)	$(49,802)	$19,758	40%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the three months ended September 30, 2019 we recorded approximately $46.8 million of net product revenue compared to $27.6 million for the three months ended September 30, 2018. The increase in product revenue was primarily driven by an increase in sales volume as a result of greater market penetration. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Cost of sales— Cost of sales of $4.2 million for the three months ended September 30, 2019 consisted of costs associated with the manufacturing of TYMLOS, royalties owed to our licensor for such sales, and amortization expense for intangible assets compared to $2.4 million for the three months ended September 30, 2018. The increase in cost of sales was driven by the increase in product revenue.
Research and development expenses— For the three months ended September 30, 2019, research and development expense was $31.8 million compared to $26.8 million for the three months ended September 30, 2018, an increase of $5.0 million, or 19%. This increase was primarily driven by a $3.5 million increase in abaloparatide-patch program costs, a $2.0 million increase in elacestrant program costs, a $0.7 million increase in professional support costs, a $0.6 million increase in abaloparatide-SC program costs, and a $0.4 million increase in occupancy costs. These increases were partially offset by a $0.4 million decrease in RAD140 program costs and a $1.8 million decrease in compensation expense.
Selling, general and administrative expenses— For the three months ended September 30, 2019, selling, general and administrative expense was $35.6 million compared to $43.7 million for the three months ended September 30, 2018, a decrease of $8.0 million, or 18%. This decrease was primarily the result of a $4.6 million decrease in professional support costs, a $2.1 million decrease in compensation related expenses attributed to a decrease in headcount from 384 selling, general, and administrative employees as of September 30, 2018 to 286 selling, general, and administrative employees as of September 30, 2019, a $0.9 million decrease in other operating costs, and a $0.5 million decrease in occupancy and depreciation costs. These decreases were partially offset by a $0.1 million increase in travel and entertainment expenses.

Other income, net— For the three months ended September 30, 2019, other income, net of other expense, was $59 thousand, as compared to other income, net of other expense of $17 thousand during the three months ended September 30, 2018. Other income, net of other expense, of $59 thousand for the three months ended September 30, 2019 consisted primarily of other foreign currency revaluation gains. The $17 thousand of other income, net of other expense, for the three months ended September 30, 2018 was primarily due to other foreign currency revaluation losses.
Interest income—For the three months ended September 30, 2019, interest income was approximately $1.0 million compared to $1.2 million for the three months ended September 30, 2018, a decrease of $0.2 million, or 16%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities used to fund operations.
Interest expense—For the three months ended September 30, 2019, interest expense was approximately $6.3 million compared to $5.8 million for the three months ended September 30, 2018, an increase of $0.5 million. This increase was the result of continued amortization on the Company’s Convertible Notes, the balance for which is continuing to accrete to par over the term and resulting in higher interest during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Results of Operations
Nine Months Ended September 30, 2019 and 2018 (in thousands, except percentages)

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
Revenues:
Product revenue, net	$117,652	$64,815	$52,837	82%
Operating expenses:
Cost of sales - product	10,809	4,884	5,925	121%
Cost of sales - intangible amortization	599	599	—	—
Research and development	82,230	75,979	6,251	8%
Selling, general and administrative	116,918	140,266	(23,348)	(17)%
Other operating expenses	—	10,801	(10,801)	(100)%
Loss from operations	(92,904)	(167,714)	74,810	45%
Other (expense) income:
Other income	21	83	(62)	(75)%
Interest expense	(18,500)	(17,041)	1,459	9%
Interest income	3,105	4,433	(1,328)	(30)%
Net loss	$(108,278)	$(180,239)	$71,961	40%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the nine months ended September 30, 2019 we recorded approximately $117.7 million of net product revenue compared to $64.8 million for the nine months ended September 30, 2018. The increase in product revenue was primarily driven by an increase in sales volume as a result of greater market penetration. For further discussion regarding our revenue recognition policy, see Note 2, “Summary of Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 our Annual Report on Form 10-K for the year ended December 31, 2018.
Cost of sales— Cost of sales of $11.4 million for the nine months ended September 30, 2019 consisted of costs associated with the manufacturing of TYMLOS, royalties owed to our licensor for such sales, and amortization expense for intangible assets compared to $5.5 million for the nine months ended September 30, 2018. The increase in cost of sales was driven by the increase in product revenue.
Research and development expenses— For the nine months ended September 30, 2019, research and development expense was $82.2 million compared to $76.0 million for the nine months ended September 30, 2018, an increase of $6.3 million, or 8%. This increase was primarily driven by a $10.4 million increase in abaloparatide-patch project costs, a $4.4 million increase in elacestrant program costs, a $1.5 million increase in abaloparatide-SC program costs, and $0.5 million increase in professional and support fees. These increases were partially offset by a $1.7 million decrease in RAD140 program costs, a $0.2 million decrease in occupancy and depreciation costs, a $0.1 million decrease in travel and entertainment expenses, a $0.1 million decrease in other operating costs, and a $8.4 million decrease in compensation and personnel costs due to decreases in stock compensation, severance, temporary services of consultants, and headcount.
Selling, general and administrative expenses— For the nine months ended September 30, 2019, selling, general and administrative expense was $116.9 million compared to $140.3 million for the nine months ended September 30, 2018, a decrease of $23.3 million, or 17%. This decrease was primarily the result of a $13.0 million decrease in compensation expense related to a decrease in headcount from 384 selling, general, and administrative employees as of September 30, 2018 to 286 selling, general, and administrative employees as of September 30, 2019, a $5.5 million decrease in professional support fees, a $2.7 million decrease in travel and entertainment related costs, a $1.8 million decrease in other operating costs, and a $0.3 million decrease in occupancy and depreciation costs.
Other operating expenses— For the nine months ended September 30, 2019, other operating expenses were $0 million compared to $10.8 million for the nine months ended September 30, 2018. This decrease was the result of a $10.8 million payment made to Ipsen pursuant to a final decision in arbitration proceedings with Ipsen during the nine months ended September 30, 2018.
Other income, net— For the nine months ended September 30, 2019, other income, net of other expense, was $21 thousand as compared to other income, net of expense, of $83 thousand during the nine months ended September 30, 2018. Other income, net of other expense, of $21 thousand for the nine months ended September 30, 2019 consisted primarily of other foreign currency revaluation gains. The other income, net of other expense, of $83 thousand for the nine months ended September 30, 2018 was primarily due to other foreign currency revaluation losses.
Interest income—For the nine months ended September 30, 2019, interest income was approximately $3.1 million compared to $4.4 million for the nine months ended September 30, 2018, a decrease of $1.3 million, or 30%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities in the nine months ended September 30, 2019 as compared to a greater amount of investments outstanding during the nine months ended September 30, 2018.
Interest expense—For the nine months ended September 30, 2019, interest expense was approximately $18.5 million compared to $17.0 million for the nine months ended September 30, 2018, an increase of $1.5 million This increase was the result of continued amortization on our Convertible Notes, the balance for which is continuing to accrete to par over the term and resulting in higher interest during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Liquidity and Capital Resources
From inception to September 30, 2019, we have incurred an accumulated deficit of $1,211.9 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash, cash equivalents, restricted cash, marketable securities, and investments balance as of September 30, 2019 was $168.7 million. We have financed our operations since inception primarily through the public offerings of our common stock, issuance of convertible debt, private sales of preferred stock, and borrowings under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have begun financing a portion of our operations through product revenue.
Based upon our cash, cash equivalents, marketable securities, and investments balance as of September 30, 2019, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for at least one year from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our clinical product portfolio with our existing cash, cash equivalents, marketable securities, and investments, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
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
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
Net cash (used in) provided by:
Operating activities	$(75,011)	$(164,497)	$89,486	54%
Investing activities	98,911	96,932	1,979	2%
Financing activities	5,709	11,518	(5,809)	(50)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$29,609	$(56,047)	$85,656	153%
Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2019 was $75.0 million, which was primarily the result of a net loss of $108.3 million, partially offset by $30.6 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $2.6 million. The $108.3 million net loss was primarily due to abaloparatide-SC program costs, abaloparatide-TD program costs, elacestrant and RAD140 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $30.6 million net non-cash adjustments to reconcile net loss to net cash used in operations primarily included stock-based compensation expense of $16.9 million, amortization of debt discount of $11.6 million, depreciation of $1.8 million, impairment charge for the right of use operating lease of $0.3 million, loss of fixed assets disposal of $0.2 million and amortization of premium on marketable securities of $0.2 million.
Net cash used in operating activities during the nine months ended September 30, 2018 was $164.5 million, which was primarily the result of a net loss of $180.2 million, partially offset by $34.3 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $18.6 million. The $180.2 million net loss was primarily due to abaloparatide-SC program costs, elacestrant and RAD140 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $34.3 million non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $22.3 million, amortization of debt discount of $10.2 million, and depreciation of $2.0 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2019 was $98.9 million, which was the result of $135.5 million in sales and maturities of marketable securities, partially offset by $36.6 million in purchases of marketable securities.
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
Cash Flows from Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2019 was $5.7 million, which consisted of $3.9 million of proceeds received from exercises of stock options and $1.8 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan (“ESPP”).
Net cash provided by financing activities during the nine months ended September 30, 2018 was $11.5 million, which consisted of $9.0 million of proceeds received from exercises of stock options and $2.6 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan.

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
Future minimum payments on our long-term debt as of September 30, 2019 are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2019	$—
2020	9,150
2021	9,150
2022	9,150
2023	9,150
2024 and Thereafter	$314,150
Total minimum payments	$350,750
Less: interest	(45,750)
Less: unamortized discount	(113,556)
Less: current portion	—
Long Term Debt	$191,444
Leases
We adopted ASC 842 effective January 1, 2019, as discussed in more detail in Note 15, “Leases,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Payments of our operating lease liabilities as of September 30, 2019 are as follows (in thousands):

Year ending December 31,
2019	$640
2020	2,136
2021	1,060
2022	1,038
2023	980
Thereafter	1,863
Total Lease payments	$7,717
Less: effect of discounted cash flows during the period	(1,132)
Total	$6,585
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

In July 2016, we entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. We have agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. We are also required to purchase a minimum number of batches annually, equal to €2.9 million ($3.2 million) per year through the year ended December 31, 2022. We are not subject to the minimum purchase requirement in 2019 and 2020. The agreement has an initial term of a six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
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
In consideration for the rights to abaloparatide and in recognition of certain milestones having been met to date, we have paid to Ipsen an aggregate amount of $13.0 million. The License Agreement further requires us to make payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $26.2 million). In connection with the FDA’s approval of TYMLOS in April 2017, we paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which we have recorded as an intangible asset and will amortize over the remaining patent life or the estimated useful life of the underlying product, whichever is shorter. The agreement also provides that we will pay to Ipsen a fixed five percent royalty based on net sales of the product by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.

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
Abaloparatide-patch
In February 2018, we entered into a Scale-Up And Commercial Supply Agreement (the “Supply Agreement”) with 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of an abaloparatide-coated transdermal patch product (“Product”) and associated applicator devices (“Applicator”). Under the Supply Agreement, 3M agreed to manufacture Product and Applicator for us according to agreed-upon specifications in sufficient quantities to meet our projected supply requirements. 3M agreed to manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity we order. We are obligated to pay 3M a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse 3M for certain capital expenditures incurred to establish commercial supply of Product. We are responsible for providing, at our expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, 3M and Radius have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of Product. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be completed in the third quarter of 2020. In addition, there are cancellable purchase commitments in place to fund the facility build out and future purchases of capital equipment. The Company has paid 3M approximately $11.3 million, in the aggregate, through September 30, 2019 with respect to performance under the Supply Agreement.
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
In June 2009, we entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies for us on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019 and then automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. We pay 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. We have paid 3M approximately $28.3 million, in the aggregate, through September 30, 2019 with respect to performance under the Supply Agreement.
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
We are exposed to market risk related to changes in interest rates. As of September 30, 2019, we had cash, cash equivalents, restricted cash, marketable securities and investments of $168.7 million, consisting of cash, money market funds, domestic corporate debt securities, domestic corporate commercial paper and agency bonds. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Because our marketable securities are short-term in duration, and have a low risk profile, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments. We carry our investments based on publicly available information. As of September 30, 2019, we do not have any hard-to-value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 4.   Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.      Legal Proceedings.

From time to time, we are party to litigation arising in the ordinary course of our business. As of September 30, 2019, we were not party to any significant litigation.

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

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation	8-K		3.1	6/13/2014

3.2	Amended and Restated By-Laws	8-K		3.1	3/2/2018

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)					*

*     Filed herewith.
**     Furnished herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ Jesper Hoeiland
Jesper Hoeiland
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019

	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 5, 2019