Form 10-Q
period 2020-06-30
Radius Health, Inc.
filed 2020-08-10
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
Or
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

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of August 3, 2020: 46,472,327 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I— FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Radius Health, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,239	$69,886
Restricted cash	567	567
Marketable securities	69,495	91,015
Accounts receivable, net	17,899	23,289
Inventory	5,906	5,323
Prepaid expenses	7,921	12,131
Other current assets	1,838	846
Total current assets	159,865	203,057
Property and equipment, net	1,747	2,293
Intangible assets	6,184	6,583
Right of use assets - operating leases	6,787	6,704
Other assets	514	514
Total assets	$175,097	$219,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,718	$6,030
Accrued expenses and other current liabilities	51,756	53,030
Operating lease liability, current	2,180	2,198
Total current liabilities	65,654	61,258

Convertible notes payable	204,315	195,591
Term loan	9,940	—
Operating lease liability, long term	4,607	4,581
Total liabilities	284,516	261,430
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, 0.0001 par value; 200,000,000 shares authorized, 46,448,491 shares and 46,189,870 shares issued and outstanding at June 30, 2020 and December 31, 2019	5	5
Additional paid-in-capital	1,208,616	1,194,327
Accumulated other comprehensive income	108	3
Accumulated deficit	(1,318,148)	(1,236,614)
Total stockholders’ equity (deficit)	(109,419)	(42,279)
Total liabilities and stockholders’ equity (deficit)	$175,097	$219,151
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Product revenue, net	$50,113	$41,042	$98,037	$70,886
OPERATING EXPENSES:
Cost of sales - product	4,070	3,808	7,931	6,838
Cost of sales - intangible amortization	200	200	399	399
Research and development	44,881	27,179	83,890	50,439
Selling, general and administrative	38,231	40,115	74,664	81,301
Loss from operations	(37,269)	(30,260)	(68,847)	(68,091)
OTHER INCOME (EXPENSE):
Other income (expense)	(68)	(42)	(59)	(38)
Interest expense	(6,922)	(6,165)	(13,678)	(12,202)
Interest income	379	993	1,050	2,097
NET LOSS	$(43,880)	$(35,474)	$(81,534)	$(78,234)
OTHER COMPREHENSIVE LOSS:
Unrealized gain from available-for-sale debt securities	774	236	105	710
COMPREHENSIVE LOSS	$(43,106)	$(35,238)	$(81,429)	$(77,524)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 8)	$(43,880)	$(35,474)	$(81,534)	$(78,234)
LOSS PER SHARE:
Basic and diluted	$(0.95)	$(0.77)	$(1.76)	$(1.70)

WEIGHTED AVERAGE SHARES:
Basic and diluted	46,420,046	46,109,193	46,345,585	45,891,557
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	(81,534)	$(78,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	945	1,219
Amortization of discount on marketable securities, net	132	(132)
Amortization of debt discount and debt issuance costs	8,725	7,628
Impairment loss on operating lease right of use assets	—	339
Stock-based compensation	13,299	11,863
(Gain)/Loss on property and equipment disposals	—	201
Changes in operating assets and liabilities:
Inventory	(583)	1,053
Accounts receivable, net	5,390	(6,891)
Prepaid expenses	4,210	5,656
Other current assets	(992)	329
Operating lease right of use assets	1,027	1,010
Other long-term assets	—	58
Accounts payable	5,688	1,815
Accrued expenses and other current liabilities	(1,274)	1,556
Lease liability, operating leases	(1,102)	(1,140)
Other non-current liabilities	—	(48)
Net cash used in operating activities	(46,069)	(53,718)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of marketable securities	(39,907)	(33,595)
Sales and maturities of marketable securities	61,400	90,000
Net cash provided by investing activities	21,493	56,405
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrant exercises	—	3,869
Proceeds from issuance of term loan, net	9,939	—
Proceeds from issuance of shares under employee stock purchase plan	990	1,027
Net cash provided by financing activities	10,929	4,896
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(13,647)	7,583
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	70,453	59,881
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$56,806	$67,464
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,818	$4,575
Cash paid for amounts included in the measurement of operating lease liabilities	$1,175	$685
Right of use assets obtained in exchange for operating lease liability	$1,110	$8,289
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at March 31, 2019	45,967,080	$5	$1,174,661	$(281)	$(1,146,381)	$28,004
Net loss					$(35,474)	(35,474)
Unrealized gain from available-for-sale securities				236		236
Vesting of restricted shares	2,218					—
Exercise of options	155,899		1,352			1,352
Share-based compensation expense related to share-based awards for employee stock purchase plan			255			255
Share-based compensation expense			5,493			5,493
Balance at June 30, 2019	46,125,197	$5	$1,181,761	$(45)	$(1,181,855)	$(134)

Balance at March 31, 2020	46,387,437	$5	$1,200,776	$(666)	$(1,274,268)	$(74,153)
Net loss					(43,880)	(43,880)
Unrealized gain from available-for-sale securities				774		774
Vesting of restricted shares	61,054					—
Share-based compensation expense			7,840			7,840
Balance at June 30, 2020	46,448,491	$5	$1,208,616	$108	$(1,318,148)	$(109,419)

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2018	45,563,693	$5	$1,165,003	$(755)	$(1,103,621)	$60,632
Net loss					(78,234)	(78,234)
Unrealized gain from available-for-sale securities				710		710
Vesting of restricted shares	75,331					—
Exercise of options	341,337		2,869			2,869
Exercise of warrants	81,104		1,000			1,000
Issuance of common stock upon purchase by employee stock purchase plan	63,732		1,027			1,027
Share-based compensation expense			11,862			11,862
Balance at June 30, 2019	46,125,197	5	$1,181,761	$(45)	$(1,181,855)	$(134)

Balance at December 31, 2019	46,189,870	$5	$1,194,327	$3	$(1,236,614)	$(42,279)
Net loss					(81,534)	(81,534)
Unrealized gain from available-for-sale securities				105		105
Vesting of restricted shares	203,324					—
Issuance of common stock upon purchase by employee stock purchase plan	55,297		990			990
Share-based compensation expense			13,299			13,299
Balance at June 30, 2020	46,448,491	$5	$1,208,616	$108	$(1,318,148)	$(109,419)

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Radius Health, Inc. (“Radius” or the “Company”) is a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics. In April 2017, the Company’s first commercial product, TYMLOS® (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In January 2019, the European Commission adopted a decision refusing approval of the Company’s European Marketing Authorisation Application (“MAA”) for abaloparatide-SC. In July 2017, the Company entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan, under which the Company received an upfront payment and is entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The Company is developing an abaloparatide transdermal patch, or abaloparatide-patch, for potential use in the treatment of postmenopausal women with osteoporosis. In connection with its strategic plans to focus on bone health and targeted endocrine diseases, the Company entered into a license agreement with Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”) under which the Company granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), worldwide. Elacestrant is being developed for potential use in the treatment of hormone receptor-positive breast cancer. The Company is exploring all strategic options for its other oncology program, RAD140, its internally discovered non-steroidal selective androgen receptor modulator (“SARM”) it was developing for potential use in the treatment of hormone receptor-positive breast cancer.
The Company is subject to the risks associated with biopharmaceutical companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approvals to market its investigational product candidates, market acceptance of the Company’s investigational product candidates following receipt of regulatory approval, competition for its investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company’s future operations, including as a result of the impacts from the coronavirus disease 2019 (“COVID-19”) pandemic. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of June 30, 2020, the Company had an accumulated deficit of $1,318.1 million, and total cash, cash equivalents, marketable securities, and investments of $125.7 million. Pursuant to the terms of the license agreement with Berlin-Chemie, the Company received an initial license fee payment of $30.0 million from Berlin-Chemie in the third quarter of 2020.
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
Based upon its cash, cash equivalents, marketable securities, and investments balance as of June 30, 2020, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational product candidates that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital as well as access to other capital discussed in Note 7, “Term Loan and Credit Facility to fund its development plans, U.S. commercial scale-up and other operational activities, for at least one year from the date of this filing. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents, marketable securities, and investments, or through strategic financing opportunities that could include, but are not limited to collaboration or partnership agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.
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
When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020. Subsequent events have been evaluated up to the date of issuance of these financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.
Significant Accounting Policies—The significant accounting policies identified in the Company’s 2019 Form 10-K that require the Company to make estimates and assumptions include: revenue recognition, inventory obsolescence, long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. There were no changes to significant accounting policies during the six months ended June 30, 2020, except for the adoption of the Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) detailed below.
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
Other - In March 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy. The business tax provisions of the CARES Act include temporary changes to income and non-income-based tax laws. Some of the key income tax provisions include eliminating the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (NOL) carryforwards to offset taxable income in 2018, 2019, or 2020 and reinstating it for tax years after 2020; allowing NOLs generated in 2018, 2019, or 2020 to be carried back five years; increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2019 and 2020 tax years; allowing taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cut and Jobs Act; and allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%. Companies are required to account for these provisions in the period that includes the March 2020 enactment date (i.e., the first quarter for calendar year-end entities). The Company has assessed the impact of these provisions and they are not material to the Company’s condensed consolidated financial statements or related disclosures. Measures of the CARES Act not related to income-based taxes include allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 over the following two years and allowing eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds. These measures of the CARES Act are also not material to the Company’s condensed consolidated financial statements as the Company did not apply for any credit during the period.
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
3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents as of June 30, 2020 and December 31, 2019 consist of the following (in thousands):

	June 30, 2020
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$8,616	$—	$—	$8,616
Money market funds	47,623	—	—	47,623
Total	$56,239	$—	$—	$56,239

Marketable securities:
Domestic corporate debt securities	$64,443	$203	$(29)	$64,617
Domestic corporate commercial paper	4,944	—	(66)	4,878
Total	$69,387	$203	$(95)	$69,495

	December 31, 2019
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$34,726	$—	$—	$34,726
Money market funds	35,160	—	—	35,160
Total	$69,886	$—	$—	$69,886

Marketable securities:
Domestic corporate debt securities	$41,229	$3	$(3)	$41,229
Domestic corporate commercial paper	24,900	5	—	24,905
Agency bonds	12,391	1	(3)	12,389
US treasury bonds	12,492	—	—	12,492
Total	$91,012	$9	$(6)	$91,015

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
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense on the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at June 30, 2020 and December 31, 2019 are attributable to changes in interest rates and the Company does not believe any unrealized losses represent credit losses.
As of June 30, 2020 and December 31, 2019, the Company had 4 and 8 available-for-sale debt securities in an unrealized loss position, respectively, for which an allowance for credit losses has not been recorded. The following table summarizes such investments by major security type and length of time in a continuous unrealized loss position as of June 30, 2020 (in thousands).

	Less than 12 Months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale debt securities
Corporate debt securities	$10,600	$(29)	—	—	$10,600	$(29)
Corporate commercial paper	4,878	(66)	—	—	4,878	(66)
Total available-for-sale debt securities	$15,478	$(95)	—	—	$15,478	$(95)
4. Fair Value Measurements
The Company determines the fair value of its financial instruments based upon the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Below are the three levels of inputs that may be used to measure fair value:
•Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no material transfers between any levels during the six months ended June 30, 2020. There were no material transfers between any levels during 2019.
The following table summarizes the financial instruments measured at fair value on a recurring basis in the Company’s accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$8,616	$—	$—	$8,616
Money market funds (1)	47,623	—	—	47,623
Total	$56,239	$—	$—	$56,239
Marketable Securities
Domestic corporate debt securities (2)	$—	$64,617	$—	$64,617
Domestic corporate commercial paper (2)	—	4,878	—	4,878
Total	$—	$69,495	$—	$69,495

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$34,726	$—	$—	$34,726
Money market funds (1)	35,160	—	—	35,160
Total	$69,886	$—	$—	$69,886
Marketable Securities
Domestic corporate debt securities (2)	$—	$41,229	$—	$41,229
Domestic corporate commercial paper (2)	—	24,905	—	24,905
Agency bonds (2)	—	12,389	—	12,389
US treasury bonds (2)	$—	$12,492	$—	$12,492
Total	$—	$91,015	$—	$91,015
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
5. Inventory
Inventory consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$3,456	$4,093
Work in process	649	—
Finished goods	1,801	1,230
Total inventories	$5,906	$5,323
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
(1)during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2)during the five-business day period after any five-consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
(3)if the Company calls the Convertible Notes for redemption, until the close of business on the business day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate events.
As of June 30, 2020, none of the above circumstances had occurred and, as such, the Convertible Notes were not convertible.
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
The outstanding balances of the Convertible Notes as of June 30, 2020 consisted of the following (in thousands):

2024 Convertible Notes
Liability component:
Principal	$305,000
Less: debt discount and issuance costs, net	(100,685)
Net carrying amount	$204,315
Equity component:	$134,450
The Company determined the expected life of the Convertible Notes was equal to its seven-year term. The effective interest rate on the Liability Components of the Convertible Notes for the period from the date of issuance through June 30, 2020 was 13.04%. As of June 30, 2020, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair values of the Convertible Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, the Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of June 30, 2020 was approximately $223.9 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$2,288	$2,288	$4,575	$4,575
Amortization of debt discount	4,275	3,737	8,409	7,351
Amortization of debt issuance costs	160	140	315	276
Total interest expense	$6,723	$6,165	$13,299	$12,202
Future minimum payments on the Company’s long-term debt as of June 30, 2020 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2020	$4,575
2021	9,150
2022	9,150
2023	9,150
2024	314,150
Total minimum payments	$346,175
Less: interest	(41,175)
Less: unamortized discount	(100,685)
Less: current portion	—
Long Term Debt	$204,315
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
The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness as noted above in Note 6, “Convertible Notes Payable,” enter into transactions with affiliated persons, make investments, and change the nature of their businesses. The Credit Agreements also contains customary events of default, including subject to thresholds and grace periods, among others, payment default, covenant default, cross default to other material indebtedness, and judgment default. In addition, the Credit Agreements require the Borrowers to maintain a minimum level of net revenue, or in the case where the Borrowers fail to maintain a minimum level of net revenue, certain levels of market capitalization and unrestricted cash. As of June 30, 2020, the Company was not in violation of any covenants contained in the Credit Agreements.
As of June 30, 2020, the Company received net proceeds of approximately $9.8 million from the term loan, net of fees and expenses of $0.2 million. The estimated fair value of the Term Facility as of June 30, 2020 was approximately $7.3 million. The outstanding balance of the Term Loan as of June 30, 2020 was (in thousands):

Term loan
Principal	$10,000
Less: debt issuance costs, net	(60)
Net carrying amount	$9,940
The following table sets forth total interest expense recognized related to the Term Facility during the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Contractual interest expense	$196	$—	$375	$—
Amortization of debt discount	1	—	2	—
Total interest expense	$197	$—	$377	$—
Future minimum payments on the Term Facility as of June 30, 2020 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2020	$394
2021	786
2022	786
2023	7,044
2024	3,611
Total minimum payments	$12,621
Less: interest	(2,621)
Less: unamortized issuance	(60)
Less: current portion	—
Long Term Debt	$9,940

8. Net Loss Per Share
Basic and diluted net loss per share for the periods set forth below is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(43,880)	$(35,474)	$(81,534)	$(78,234)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	46,420,046	46,109,193	46,345,585	45,891,557
Loss per share - basic and diluted	$(0.95)	$(0.77)	$(1.76)	$(1.70)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and six months ended June 30, 2020 and 2019, respectively, all the Company’s options to purchase common stock and restricted stock units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three and Six Months Ended June 30,
	2020	2019
Options to purchase common stock	6,194,931	5,163,480
Restricted stock units	835,972	648,148
Performance units	70,000	79,000
The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of June 30, 2020, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share during the three and six-month periods ended June 30, 2020 and 2019, respectively.
9. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2020 and 2019 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2018	$3,198	$7,620	$411	$11,229
Provision related to sales in the current year	13,034	30,294	493	43,821
Adjustments related to prior period sales	(16)	(183)	(141)	(340)
Credits and payments made	(11,971)	(23,690)	(268)	(35,929)
Ending balance at June 30, 2019	4,245	14,041	495	18,781

Ending balance at December 31, 2019	$5,739	$17,280	$1,583	$24,602
Provision related to sales in the current year	12,129	34,448	3,888	50,465
Adjustments related to prior period sales	(294)	(826)	(1,449)	(2,569)
Credits and payments made	(15,390)	(36,805)	(679)	(52,874)
Ending balance at June 30, 2020	$2,184	$14,097	$3,343	$19,624
Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the condensed consolidated balance sheets. Government and other rebates are recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
To date, the Company has no bad debt write-offs and the Company does not currently have credit issues with any customers. There were no credit losses associated with the Company’s trade receivables as of June 30, 2020.
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
As of June 30, 2020, the Company was not party to any significant litigation.
Manufacturing Agreements
In June 2016, the Company entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), as amended, pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. The Company has agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years, which began on June 1, 2017, after which it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. For the two-year term beginning May 2020, the Company is required to purchase a minimum number of batches for CHF 1.9 million (approximately $2.1 million).
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
Related Party Transactions
Since December 2019, an immediate family member of Jessica Hopfield (a member of the Company’s Board of Directors) has been an executive officer of one of the Company’s customers, AmerisourceBergen Corporation (“ABC”). The activities with ABC and its affiliates are in the ordinary course of business and were primarily for commercial distribution of TMYLOS and service fees. As of June 30, 2020, the Company recognized net revenues of approximately $23.7 million in connection with product sales of TYMLOS and paid ABC and its affiliates approximately $1.0 million for services under various commercial and services agreements. In addition, no accounts receivable were recorded within the Company’s consolidated balance sheets as of June 30, 2020.
11. Income Taxes
The Company did not record a federal or state income tax provision or benefit for each of the six months ended June 30, 2020 and 2019 due to the expected loss before income taxes to be incurred for the years ended December 31, 2020 and 2019, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
12. Subsequent Event
On July 23, 2020, the Company entered into a license agreement (“License Agreement”) with Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”) under which the Company granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901) worldwide.
The Company and Berlin-Chemie simultaneously entered into a Transition Services Agreement (the “TSA”), pursuant to which the Company will perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study until the earlier of the completion of the contemplated services or the filing with the FDA of a New Drug Application for elacestrant. Pursuant to the TSA, Berlin-Chemie will reimburse the Company for all out-of-pocket and full-time employee costs in performing the services. The Company will continue to incur research and development expenses in support of scale up costs under the TSA.
Pursuant to the terms of the License Agreement, Berlin-Chemie is required to make an initial license fee payment to the Company of $30.0 million. The Company is also eligible to receive up to $20.0 million in development and regulatory milestone payments and up to $300.0 million in sales milestone payments, with such payments contingent on the achievement of specified milestones with respect to the licensed products. The Company is also eligible to receive tiered royalties on sales of licensed products at percentages ranging from low to mid-teens, subject to certain reductions. Royalties on net sales will be payable on a product-by-product and country-by-country basis until the latest of the expiration date of the last to expire of the relevant patent rights, the expiration of regulatory exclusivity, or ten years from such first commercial sale.
The License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the last to expire royalty term. Either party may terminate the License Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. The Company may terminate the License Agreement for certain patent challenges or if no development, manufacture or commercialization activity occurs in any given 24-month period. Berlin-Chemie may terminate the License Agreement at its discretion for any reason by delivering written notice to the Company with 180 days written notice; provided that such termination will not be effective for a period of time after the effective date.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement
This Quarterly Report on Form 10-Q, including in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about:
•our expectations regarding commercialization of TYMLOS in the U.S., including our market access coverage expectations, and our ability to successfully commercialize TYMLOS in the U.S.;
•the therapeutic benefits and effectiveness of TYMLOS and our investigational product candidates and the potential indications and market opportunities therefor;
•our ability to obtain U.S. and foreign regulatory approval for our investigational product candidates, including supplemental regulatory approvals for TYMLOS, and the timing thereof;
•our ability to compete with other companies that are or may be developing or selling products that are competitive with TYMLOS or our investigational product candidates;
•anticipated trends and challenges in the market in which TYMLOS will compete and in other potential markets in which we may compete;
•the direct and indirect impact of COVID-19 on our business and operations, including sales, expenses, supply chain, manufacturing, research and development costs, clinical trials and employees;
•the impact of COVID-19 and related downturn of the U.S. and global economies;
•our plans with respect to collaborations and licenses related to the development, manufacture or sale of TYMLOS and our investigational product candidates, including our out-license of elacestrant and our plans to explore all strategic options for our other oncology program, RAD140;
•the performance and experience of our licensee, Berlin-Chemie AG, a company of the Menarini Group, to successfully develop and, if approved, commercialize elacestrant worldwide under the terms and conditions of our license agreement;
•our plans with respect to expanding our product portfolio;
•our expectations regarding the timing of our regulatory submissions;
•our expectations for our Phase 3 studies of abaloparatide-SC for men, and abaloparatide transdermal patch (abaloparatide-patch) or our other clinical trials, as well as the Phase 3 study of elacestrant, including projected costs, study designs or the timing for initiation, recruitment, completion, or reporting top-line data;
•the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;
•the safety profile and related adverse events of TYMLOS and our investigational product candidates;
•the ability of our investigational product candidates to meet existing or future regulatory standards;
•our expectations regarding federal, state and foreign regulatory requirements;
•the success of our clinical studies for our investigational product candidates;
•our expectations as to future financial performance, expense levels, future payment obligations and liquidity sources;
•our ability to attract, motivate, and retain key personnel; and
•other factors discussed elsewhere in this Quarterly Report on Form 10-Q.
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
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of July 1, 2020, TYMLOS was available and covered for approximately 285 million U.S. insured lives, representing approximately 99% of U.S. commercial and 83% of Medicare Part D insured lives. In July 2017, we entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. Under this agreement, we received an upfront payment and are entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In March 2018, we initiated our Phase 3 ATOM study of abaloparatide-SC in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. We expect to report top-line data from the study in the second half of 2021. In October 2018, the FDA approved a labeling supplement for TYMLOS in connection with the results from our ACTIVExtend trial to reflect that after 24 months of open-label alendronate therapy, the vertebral fracture risk reduction achieved with TYMLOS therapy was maintained. In January 2019, the European Commission adopted a decision refusing approval of our European Marketing Authorization Application (“MAA”) for abaloparatide-SC. In May 2020, we announced that our bone histomorphometry study, which evaluated the early effects of TYMLOS on tissue-based indices of bone formation and resorption in postmenopausal women, met its primary endpoint of change from baseline to three months in mineralizing surface in the cancellous bone envelope (one of the dynamic indicators of bone formation). We expect to present data from this study in the second half of 2020. On July 30, 2020 the United States Patent Office extended the term of US patent 7,803,770 (Method of Treating Osteoporosis Comprising Administration of PTHRP Analog) 1,303 days to April 28,2031. US Patent 7,803,770 is listed in the FDA Orange book and covers TYMLOS.
We are developing an abaloparatide transdermal patch (“abaloparatide-patch”), for potential use in the treatment of postmenopausal women with osteoporosis. In May 2019, we received a special protocol assessment agreement from the FDA for our Phase 3 study of abaloparatide-patch. We initiated our Phase 3 wearABLe study of abaloparatide-patch in August 2019. We have implemented a revised enrollment plan for the wearABLe study that includes additional measures and resources intended to improve site recruitment efforts, as well as the addition of clinical trial sites outside the U.S. While we have experienced regulatory or ethics committee delays in some countries as a result of the impacts of COVID-19, we have begun enrollment in the study outside the U.S. with more than 100 centers initiated globally. At this time, we expect to complete enrollment in the later part of the third quarter of 2020 and report top-line data from the study in the second half of 2021. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, bone mineral density (“BMD”) non-inferiority bridging study with a planned enrollment of approximately 470 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-patch to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-patch minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%. In February 2018, we entered into a Scale-Up and Commercial Supply Agreement with 3M Company (“3M”) pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In May 2020, 3M announced that it completed its sale of its drug delivery business, which manufactures clinical trial supplies of abaloparatide-patch, to Kindeva Drug Delivery (“Kindeva”), an affiliate of Altaris Capital Partners, LLC (“Altaris”). In partnership with 3M, we selected Patheon N.V., now known as Thermo Fisher Scientific, (“Thermo Fisher”) to conduct the abaloparatide-patch coating process and packaging operations. We have successfully completed development activities associated with the scale up of manufacturing to supply our ongoing abaloparatide-patch Phase 3 wearABLe study. In October 2018, we committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-patch. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the second quarter of 2021. In addition, there are cancelable purchase commitments in place to fund the facility build out and future purchases of capital equipment. In December 2019, we aligned with the FDA on requirements for NDA filing. In preparation for potential FDA approval of the abaloparatide-patch, our commercial manufacturing facility build out is complete, and equipment is on site to manufacture sterile drug product at our partner’s commercial manufacturing site. In parallel, we performed several human factors usability studies to evaluate and optimize the packaging for the product.

In connection with our strategic plan to focus on bone health and targeted endocrine diseases, we entered into a license agreement with Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”) under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), worldwide. Elacestrant is being developed for potential use in the treatment of hormone receptor-positive breast cancer. We simultaneously entered into a transition services agreement (the “TSA”) with Berlin-Chemie, pursuant to which we will perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study of elacestrant, which we initiated in late November 2018, until the earlier of the completion of the contemplated services or the filing with the FDA of an NDA for elacestrant. Pursuant to the terms of the Berlin-Chemie Agreement, Berlin-Chemie is required to make an initial license fee payment to us of $30.0 million.
Pursuant to the TSA, we remain responsible for conducting the EMERALD Phase 3 monotherapy study of elacestrant. At this time, we expect to complete enrollment in the fourth quarter of 2020. The Phase 3 study is a single, randomized, open label, active-controlled Phase 3 trial of elacestrant as a second or third-line monotherapy in approximately 460 patients with estrogen receptor-positive (“ER+”) and human epidermal growth factor receptor 2-negative (“HER2-”) advanced or metastatic breast cancer who have received prior treatment with one or two endocrine therapies, including a cyclin-dependent kinase (“CDK”) 4/6 inhibitor. Patients in the study will be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent. The primary endpoint of the study will be progression-free survival (“PFS”), which we will analyze in the overall patient population and in patients with estrogen receptor 1 gene (“ESR1”) mutations. Secondary endpoints will include evaluation of overall survival (“OS”), objective response rate (“ORR”), and duration of response (“DOR”). We believe that, depending on results, this single trial would support applications for marketing approvals for elacestrant as a second- and third-line monotherapy in the U.S., European Union (“EU”), and other markets. In November 2018, the FDA granted Fast Track designation for elacestrant for the population to be included in the Phase 3 study.
We are exploring all strategic options for our other oncology program, RAD140, our internally discovered non-steroidal selective androgen receptor modulator (“SARM”) we were developing for potential use in the treatment of hormone-receptor positive breast cancer. In September 2017, we initiated a Phase 1 study of RAD140 in patients with ER+/AR+/HER2- locally advanced or metastatic breast cancer. The clinical trial was designed to evaluate the safety and maximum tolerated dose (“MTD”) of RAD140 in approximately 40 patients. Primary safety endpoints from the trial included the incidence rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response were evaluated. In December 2019, we presented the Phase 1A data based on a data cut-off of October 31, 2019. The data showed that a total of 22 patients with advanced/metastatic breast cancer had been treated at once daily oral doses ranging from 50mg to 150mg, and that the MTD was 100mg per day. The patients were heavily pre-treated, with a median of four prior lines of therapy for metastatic disease, including chemotherapy in all but two patients. As of June 24, 2020, one patient remained on treatment. Evidence of clinical activity was seen with a partial response in one of nine RECIST evaluable patients and pharmacodynamic data consistent with androgen receptor (“AR”) modulatory activity was also seen. We do not plan to initiate any additional clinical studies of RAD140.
Impact of COVID-19 on our Business
We have experienced adverse impacts on our business for the quarter ended June 30, 2020 due to the global outbreak of COVID-19. The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, and business operations, as well as the broader U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, and national markets.
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
As of June 30, 2020, our administrative offices continue to remain closed. We have selectively resumed in-person interactions by our customer-facing personnel in compliance with local and state restrictions. We also continue to engage with customers virtually as we seek to continue to support healthcare professionals and patient care. Fewer new or existing patients visiting their healthcare provider to initiate, change or receive therapy, or new patients who are unable or unwilling to see their doctor for diagnosis and treatment due to illness, quarantine, travel restrictions or financial hardship may have a negative impact on our sales of TYMLOS. It is unknown when our offices will re-open.

Enrollment rates in our ongoing clinical trials, including our wearABLe and ATOM studies, as well as the EMERALD study, slowed as a result of the impacts of the COVID-19 pandemic and may continue to be variable as infection levels surge or diminish. While enrollment activities have continued in the clinical trials we have underway in sites across the globe, we cannot guarantee that COVID-19 precautions or impacts, including the slowdowns we have seen, will not directly or indirectly impact the expected timelines for our clinical trials. Our current expectations for the timing of enrollment and completion of our ongoing clinical trials, particularly for wearABLe, and also for the EMERALD study, are based on our assumptions that during the second half of 2020, impacts from the COVID-19 pandemic will begin to subside as “shelter-in-place” policies and other restrictive measures are relaxed and that, as a result, enrollment rates will increase to near normal pre-pandemic levels, and for our wearABLe trial, our ex-U.S. trial sites are activated within the timelines we expect. To help mitigate the impact to our clinical trials, we are pursuing innovative approaches such as remote monitoring, remote patient visits and, where possible, supporting home delivery of investigational and commercial products used in our clinical trials.
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
Abaloparatide-SC
TYMLOS was approved in the United States in April 2017 for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The first commercial sales of TYMLOS in the United States occurred in May 2017 and as of July 1, 2020, TYMLOS was available and covered for approximately 285 million U.S. insured lives, representing approximately 99% of U.S. commercial and 83% of Medicare Part D insured lives.
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
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. Pursuant to the agreement, we received an upfront payment and may receive additional milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In February 2020, we elected not to exercise our option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. In May 2020, we announced that Teijin submitted a New Drug Application for abaloparatide-SC in Japan for the treatment of osteoporosis in patients who are at high risk for fracture. The application is based on the positive results of the Phase 3 clinical trial of abaloparatide-SC in Japan in women and men with osteoporosis, which achieved its primary efficacy endpoint.
In March 2018, we initiated a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to increase bone mass in men with osteoporosis at high risk for fracture. We expect to report top-line data from the study in the second half of 2021. The study is a randomized, double-blind, placebo-controlled trial that will enroll approximately 225 men with osteoporosis. The primary endpoint is change in lumbar spine BMD at 12 months compared with placebo. In previous clinical trials, TYMLOS has demonstrated increases in BMD in postmenopausal women. The study includes specialized high-resolution imaging to examine the effect of abaloparatide on bone structure, such as the hip, in a subset of the study participants.

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
On July 30, 2020 the United States Patent Office extended the term of US patent 7,803,770 (Method of Treating Osteoporosis Comprising Administration of PTHRP Analog) 1,303 days to April 28,2031. US Patent 7,803,770 is listed in the FDA Orange book and covers TYMLOS.
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
In May 2019, we received a special protocol assessment (“SPA”) agreement from the FDA for our Phase 3 study of abaloparatide-patch, which means the FDA considers the study design to be adequate and well-controlled to support marketing approval provided the study endpoints are achieved. We initiated our Phase 3 wearABLe study of abaloparatide-patch in August 2019. We have implemented a revised enrollment plan for the wearABLe study that includes additional measures and resources intended to improve site recruitment efforts, as well as the addition of clinical trial sites outside the U.S. While we have experienced regulatory or ethics committee delays in some countries as a result of the impacts of COVID-19, we have begun enrollment in the study outside the U.S. with more than 100 centers initiated globally. At this time, we expect to complete enrollment in the wearABLe study in the later part of the third quarter of 2020 and report top-line data from the study in the second half of 2021. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, BMD non-inferiority bridging study with a planned enrollment of approximately 470 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-patch to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-patch minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%.
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
In December 2019, we aligned with the FDA on requirements for NDA filing. In preparation for potential FDA approval of the abaloparatide-patch, our commercial manufacturing facility build out is complete, and equipment is on site to manufacture sterile drug product at our partner’s commercial manufacturing site.
Elacestrant (RAD1901)

In July 2020 we entered into a license agreement with Berlin-Chemie under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), worldwide. We simultaneously entered into the TSA with Berlin-Chemie, pursuant to which we will perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study of elacestrant, which we initiated in late November 2018, until the earlier of the completion of the contemplated services or the filing with the FDA of an NDA for elacestrant. Elacestrant is being evaluated for potential use as a once daily oral treatment for advanced ER-positive and HER2-negative breast cancer, the most common subtype of the disease. Studies completed to date indicate that the compound has the potential for use as a single agent or in combination with other therapies for the treatment of breast cancer.
Phase 3 - EMERALD Study
Pursuant to the TSA, we remain responsible for conducting the EMERALD Phase 3 monotherapy study of elacestrant, which we initiated in late November 2018. At this time, we expect to complete enrollment in the fourth quarter of 2020. The Phase 3 study is a single, randomized, open label, active-controlled Phase 3 trial of elacestrant as a second- or third-line monotherapy in approximately 460 patients with ER+ and HER2- advanced or metastatic breast cancer who have received prior treatment with one or two endocrine therapies, including a CDK 4/6 inhibitor. Patients in the study will be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent. The primary endpoint of the study will be PFS, which we will analyze in the overall patient population and in patients with ESR1 mutations. Secondary endpoints will include evaluation of OS, ORR, and DOR. We believe that, depending on results, this single trial would support applications for marketing approvals for elacestrant as a second- and third-line monotherapy in the U.S., EU and other markets. In November 2018, the FDA granted Fast Track designation for elacestrant consistent with the population to be included in the Phase 3 study.
Phase 1 - Dose-Escalation and Expansion Study
In December 2014, we commenced a Phase 1, multiple-part study of elacestrant in postmenopausal women with ER-positive and HER2-negative advanced breast cancer to determine the recommended Phase 2 dose (RP2D) and to make a preliminary evaluation of the potential anti-tumor effect of elacestrant. The patients enrolled in this study were heavily pretreated ER-positive, HER2-negative advanced breast cancer patients, and about 50% had ESR1 mutations. Following dose escalation, the RP2D was determined to be 400mg once daily.
In December 2019, we reported final data from this Phase 1 study, which included mature data from 50 patients treated at the 400 mg dose in Parts A through D of this study. In cohorts A through C, patients had to have received prior endocrine therapy but there were no other specifications on the number of lines or type of endocrine therapy. In these cohorts, the elacestrant single agent ORR was 27.3% with six confirmed partial responses in 22 patients with response evaluation criteria in solid tumors (“RECIST”) measurable disease. The median PFS was 5.4 months and clinical benefit rate at 24 weeks was 47.4%. These results showed that elacestrant was well-tolerated with the most commonly reported adverse events being low grade nausea, dyspepsia and vomiting.
We initiated Part D of the Phase 1 dose-escalation and expansion study to evaluate the safety and preliminary efficacy of elacestrant at a 400 mg tablet dose in a population with different eligibility requirements from Parts A, B, and C of this study. In Part D, patients were required to have at least two prior lines of endocrine therapy for advanced/metastatic breast cancer, including fulvestrant, and prior treatment with a CDK 4/6 inhibitor. Ten patients of an originally planned thirty-six were enrolled in Part D. Overall the patients in Part D were more heavily pretreated and more likely to have visceral metastases than patients in Parts A through C of this study. In the nine patients with measurable disease, four had a best response of stable disease, two of them for greater than 24 weeks. Combined data, as of October 24, 2019, from all four study Parts (A through D) at 400 mg showed that the overall elacestrant single agent ORR was 19.4% and the median PFS was 4.5 months.

Phase 1 - FES-PET Study
In December 2015, we commenced a Phase 1 18-F fluoroestradiol positron emission tomography (“FES-PET”) study in patients with metastatic breast cancer in the European Union, which included the use of FES-PET imaging to assess estrogen receptor occupancy in tumor lesions following elacestrant treatment.
In December 2017, we reported data from the Phase 1 FES-PET study showing that elacestrant demonstrated robust reduction in tumor ER availability in patients with advanced ER+ breast cancer who progressed on prior endocrine therapy. Seven out of eight patients dosed in the 400-mg cohort, and four out of seven patients dosed in the 200-mg cohort, had a tumor FES-PET signal intensity reduction equal to, or greater than, 75% at day 14 compared to baseline. The reduction in FES uptake supports flexibility for both 200-mg and 400-mg elacestrant dose selection for further clinical development in combination studies with various targeted agents and was similar in patients harboring mutant or wild-type ESR-1. The most commonly reported adverse events were grade 1 and 2 nausea and dyspepsia.
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
Other Collaborations
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
In September 2017, we initiated a Phase 1 study of RAD140 in patients with ER+/AR+/HER2- locally advanced or metastatic breast cancer. The clinical trial was designed to evaluate the safety and MTD of RAD140 in approximately 40 patients. Primary safety endpoints from the trial included the incidence rate of dose-limiting toxicities, adverse events related to treatment, and tolerability as measured by dose interruptions or adjustments. In addition, pharmacokinetics, pharmacodynamics and tumor response were also evaluated. In December 2019, we presented the Phase 1A data based on a data cut-off of October 31, 2019. The data showed that a total of 22 patients with advanced/metastatic breast cancer had been treated at once daily oral doses ranging from 50mg to 150mg, and that the MTD was 100mg per day. The patients were heavily pre-treated, with a median of four prior lines of therapy for metastatic disease, including chemotherapy in all but two patients. As of June 24, 2020, one patient remained on treatment. Evidence of clinical activity was seen with a partial response in one of nine RECIST evaluable patients and pharmacodynamic data consistent with AR modulatory activity was also seen. We do not plan to initiate any additional clinical studies of RAD140.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties. Abaloparatide represents the largest portion of our research and development expenses for our investigational product candidates since our inception. We began tracking program expenses for TYMLOS (abaloparatide-SC) in 2005, and program expenses from inception to June 30, 2020 were approximately $235.0 million. We began tracking program expenses for abaloparatide-patch in 2007, and program expenses from inception to June 30, 2020 were approximately $112.8 million. We began tracking program expenses for elacestrant (RAD1901) in 2006, and program expenses from inception to June 30, 2020 were approximately $131.0 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to June 30, 2020 were approximately $17.7 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation, and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Program-specific costs - external:
Abaloparatide-SC	$2,357	$2,155	$4,645	$4,079
Abaloparatide-patch	20,630	6,749	34,362	9,363
Elacestrant (RAD1901)	9,163	3,881	18,259	9,548
RAD140	176	1,002	508	1,440
Total program-specific costs - external	$32,326	$13,787	$57,774	$24,430

Shared-services costs - external:
R&D support costs	3,172	3,275	6,909	6,132
Other operating costs	88	636	392	1,180
Total shared-services costs - external	$3,260	$3,911	$7,301	$7,312

Shared-services costs - internal
Personnel-related costs	7,029	6,723	14,478	13,432
Stock-based compensation	1,876	1,994	3,475	4,065
Occupancy costs	243	549	547	747
Depreciation expense	147	215	315	453
Total shared-services costs - internal	$9,295	$9,481	$18,815	$18,697

Total research and development costs	$44,881	$27,179	$83,890	$50,439
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
Interest Expense
Interest expense consists of interest expense related to the aggregate $305.0 million principal amount of Convertible Notes the Company issued in a registered underwritten public offering on August 14, 2017 and interest expense related to the aggregate $55.0 million term loan entered into on January 10, 2020 pursuant to the Credit and Security Agreement, as amended, with MidCap Financial Trust, in its capacity as administrative agent and as a lender, and the financial institutions or other entities from time to time parties thereto (the “Term Loan”). A portion of the interest expense on the Convertible Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the three and six months ended June 30, 2020. There were no changes to significant accounting policies during the six months ended June 30, 2020, except for the adoption of certain ASUs issued by the FASB, as disclosed above within Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended June 30, 2020 and 2019 (in thousands, except percentages)

	Three Months Ended
	June 30,		Change
	2020	2019	$	%
Revenues:
Product revenue, net	$50,113	$41,042	$9,071	22%
Operating expenses:
Cost of sales - product	4,070	3,808	262	7%
Cost of sales - intangible amortization	200	200	—	—
Research and development	44,881	27,179	17,702	65%
Selling, general and administrative	38,231	40,115	(1,884)	(5)%
Loss from operations	(37,269)	(30,260)	(7,009)	(23)%
Other (expense) income:
Other expense, net	(68)	(42)	(26)	62%
Interest expense	(6,922)	(6,165)	(757)	(12)%
Interest income	379	993	(614)	(62)%
Net loss	$(43,880)	$(35,474)	$(8,406)	(24)%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the three months ended June 30, 2020 we recorded approximately $50.1 million of net product revenue compared to $41.0 million for the three months ended June 30, 2019. The increase in product revenue was primarily driven by an increase in sales volume as a result of greater market penetration offset by decrease in revenue reserves. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net sales of TYMLOS to be negatively impacted by the COVID-19 pandemic into the second half of 2020, depending on its duration.
Cost of sales— Cost of sales was $4.3 million for the three months ended June 30, 2020 compared to $4.0 million for the three months ended June 30, 2019. The increase in cost of sales was driven by the increase in product revenue. Although the potential impact of the COVID-19 pandemic on our cost of sales is unclear, we expect cost of sales to fluctuate in a manner consistent with net sales of TYMLOS during the duration of the COVID-19 pandemic.
Research and development expenses— For the three months ended June 30, 2020, research and development expense was $44.9 million compared to $27.2 million for the three months ended June 30, 2019, an increase of $17.7 million, or 65%. This increase was primarily driven by a $13.9 million increase in abaloparatide-patch program costs, a $5.2 million increase in elacestrant program costs, a $0.2 million increase in abaloparatide-SC program costs, and a $0.2 million increase in compensation expenses. These increases were offset by a decrease of $0.8 million in RAD140 program cost, a $0.4 million decrease in occupancy and depreciation, a $0.4 million decrease in travel and entertainment expense, a $0.1 million decrease in professional fees, and a $0.1 million decrease in other operating costs. In addition, as a result of the COVID-19 pandemic, the enrollment rates in our ongoing clinical trials slowed and may continue to be variable as infection levels surge or diminish, which may delay the expected timelines of our clinical trials and increase related external costs.
Selling, general and administrative expenses— For the three months ended June 30, 2020, selling, general and administrative expense was $38.2 million compared to $40.1 million for the three months ended June 30, 2019, a decrease of $1.9 million, or 5%. This decrease was primarily the result of a $2.0 million decrease in travel and entertainment expenses, a $1.1 million decrease in professional support costs, a $0.3 million decrease in occupancy and depreciation costs, and a $0.3 million decrease in other operating costs. These decreases were partially offset by a $1.8 million increase in compensation costs. As we have closed our administrative offices and suspended travel and conferences by customer-facing personnel, we expect the COVID-19 pandemic will have a favorable impact on our selling, general and administrative expenses during its duration.
Other expense, net— For the three months ended June 30, 2020, other expense, net of other income, was $68 thousand, as compared to other expense, net of other income of $42 thousand during the three months ended June 30, 2019. Other expense, net of other income, of $68 thousand for the three months ended June 30, 2020 consisted primarily of other taxes and foreign currency revaluation exchange losses. The $42 thousand of other expense, net of other income, for the three months ended June 30, 2019 was primarily due to other taxes.
Interest income—For the three months ended June 30, 2020, interest income was approximately $0.4 million compared to $1.0 million for the three months ended June 30, 2019, a decrease of $0.6 million, or 62%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities used to fund operations.
Interest expense—For the three months ended June 30, 2020, interest expense was approximately $6.9 million compared to $6.2 million for the three months ended June 30, 2019, an increase of $0.8 million, or 12%. This increase was the result of continued amortization on the Convertible Notes, as well as addition of the Term Loan and interest expense thereon during the three months ended June 30, 2020.
Results of Operations
Six Months Ended June 30, 2020 and 2019 (in thousands, except percentages)

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
Revenues:
Product revenue, net	$98,037	$70,886	$27,151	38%
License revenue	—	—	—	(100)%
Operating expenses:
Cost of sales - product	7,931	6,838	1,093	16%
Cost of sales - intangible amortization	399	399	—	—
Research and development	83,890	50,439	33,451	66%
Selling, general and administrative	74,664	81,301	(6,637)	(8)%
Loss from operations	(68,847)	(68,091)	(756)	(1)%
Other (expense) income:
Other expense, net	(59)	(38)	(21)	55%
Interest expense	(13,678)	(12,202)	1,476	12%
Interest income	1,050	2,097	(1,047)	(50)%
Net loss	$(81,534)	$(78,234)	$(3,300)	(4)%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the six months ended June 30, 2020 we recorded approximately $98.0 million of net product revenue compared to $70.9 million for the six months ended June 30, 2019. The increase in product revenue was driven by an increase in sales volume as a result of greater market penetration. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net sales of TYMLOS to be negatively impacted by the COVID-19 pandemic into the second half of 2020, depending on its duration.
Cost of sales— For the six months ended June 30, 2020, cost of sales was $8.3 million compared to $7.2 million for the six months ended June 30, 2019. The increase in cost of sales was driven by the increase in product revenue. Although the potential impact of the COVID-19 pandemic on our cost of sales is unclear, we expect cost of sales to fluctuate in a manner consistent with net sales of TYMLOS during the duration of the COVID-19 pandemic.
Research and development expenses— For the six months ended June 30, 2020, research and development expense was $83.9 million compared to $50.4 million for the six months ended June 30, 2019, an increase of $33.5 million, or 66%. This increase was primarily driven by a $25.0 million increase in abaloparatide-patch project costs, a $8.7 million increase in project costs for elacestrant, a $0.6 million increase in abaloparatide-SC project costs, a $0.8 million increase in professional fees services, and a

$0.4 million increase in compensation expenses. These increases were partially offset by a $1.0 million decrease in RAD140 project costs, a $0.3 million decrease in occupancy and depreciation costs, and a $0.7 million decrease in travel and entertainment expenses. In addition, as a result of the COVID-19 pandemic, the enrollment rates in our ongoing clinical trials slowed and may continue to be variable as infection levels surge or diminish, which may delay the expected timelines of our clinical trials and increase related external costs.
Selling, general and administrative expenses— For the six months ended June 30, 2020, selling, general and administrative expense was $74.7 million compared to $81.3 million for the six months ended June 30, 2019, a decrease of $6.6 million, or 8%. This decrease was primarily the result of a $4.0 million decrease in professional fees, a $2.5 million decrease in travel and entertainment expenses, a $0.8 million decrease in occupancy and depreciation costs and a $0.2 million decrease in other operating expense. These decreases were offset by a $0.8 million increase in compensation related expenses. As we have closed our administrative offices and suspended travel and conferences by customer-facing personnel, we expect the COVID-19 pandemic will have a favorable impact on our selling, general and administrative expenses during its duration.
Other expense, net— For the six months ended June 30, 2020, other expense, net of other income, was $59.0 thousand as compared to other expense, net of income, of $38.0 thousand during the six months ended June 30, 2019. Other expense, net of other income, of $59.0 thousand for the six months ended June 30, 2020 consisted primarily of other tax expenses. The other expense, net of other income, of $38.0 thousand for the six months ended June 30, 2019 was primarily due to other taxes and foreign currency revaluation losses.
Interest income—For the six months ended June 30, 2020, interest income was approximately $1.1 million compared to $2.1 million for the six months ended June 30, 2019, a decrease of $1.0 million, or 50%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities in the six months ended June 30, 2020.
Interest expense—For the six months ended June 30, 2020, interest expense was approximately $13.7 million compared to $12.2 million for the six months ended June 30, 2019, an increase of $1.5 million. This increase was the result of continued amortization on our Convertible Notes as well as the addition of the Term Loan and interest expense during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Liquidity and Capital Resources
From inception to June 30, 2020, we have incurred an accumulated deficit of $1,318.1 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash, cash equivalents, marketable securities, and investments balance as of June 30, 2020 was $125.7 million. We have financed our operations since inception primarily through the public offerings of our common stock, issuance of convertible debt, private sales of preferred stock, and borrowings under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have begun financing a portion of our operations through product revenue. Pursuant to the terms of the license agreement with Berlin-Chemie, we also received an initial license fee payment of $30.0 million from Berlin-Chemie in the third quarter of 2020.

Based upon our cash, cash equivalents, marketable securities, and investments balance as of June 30, 2020, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, including the license agreement with Berlin-Chemie, we have sufficient capital as well as access to other capital discussed in Note 7, “Term Loan and Credit Facility” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, to fund our development plans, U.S. commercial and other operational activities for at least one year from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our clinical product portfolio with our existing cash, cash equivalents, marketable securities, and investments, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
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

TYMLOS is our only approved product and our business currently depends heavily on its successful commercialization. Successful commercialization of an approved product is an expensive and uncertain process. See “Risk Factors - Risks Related to the Commercialization and Development of Our Product Candidates” set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by the Risk Factors set forth in Part II, “Item IA. Risk Factors” in this Form 10-Q for the quarter ended June, 30, 2020.
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
Net cash (used in) provided by:
Operating activities	$(46,069)	$(53,718)	$7,649	14%
Investing activities	21,493	56,405	(34,912)	(62)%
Financing activities	10,929	4,896	6,033	123%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(13,647)	$7,583	$(21,230)	(280)%
Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2020 was $46.1 million, which was primarily the result of a net loss of $81.5 million, partially offset by $23.1 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $12.4 million. The $81.5 million net loss was primarily due to abaloparatide-SC program costs, abaloparatide-TD program costs, elacestrant and RAD140 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $23.1 million net non-cash adjustments to reconcile net loss to net cash used in operations primarily included stock-based compensation expense of $13.3 million, amortization of debt discount of $8.7 million, depreciation of $0.9 million and amortization for premium of market securities of $0.1 million.
Net cash used in operating activities during the six months ended June 30, 2019 was $53.7 million, which was primarily the result of a net loss of $78.2 million, partially offset by $21.1 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $3.4 million. The $78.2 million net loss was primarily due to abaloparatide-SC program costs, elacestrant and RAD140 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $21.1 million non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $11.9 million, amortization of debt discount of $7.6 million, impairment charge for the right of use operating lease of $0.3 million, depreciation of $1.2 million and loss on fixed asset disposal of $0.2 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2020 was $21.5 million, which was the result of $61.4 million in sales and maturities of marketable securities, partially offset by $39.9 million in purchases of marketable securities.
Net cash provided by investing activities during the six months ended June 30, 2019 was $56.4 million, which was primarily the result of $90.0 million in sales and maturities of marketable securities, partially offset by $33.6 million in purchases of marketable securities.
Our investing cash flows will be impacted by the timing of our purchases and sales of our marketable securities. Because our marketable securities are primarily short-term in duration, we would not expect our operational results or cash flows to be significantly affected by a change in market interest rates.
Cash Flows from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2020 was $10.9 million, which consisted of $9.9 million of net proceeds from issuance of term loan and $1.0 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan (“ESPP”).
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
Future minimum payments on our Convertible Notes as of June 30, 2020 are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2020	$4,575
2021	9,150
2022	9,150
2023	9,150
2024	314,150
Total minimum payments	$346,175
Less: interest	(41,175)
Less: unamortized discount	(100,685)
Less: current portion	—
Long Term Debt	$204,315
Term Loan and Credit Facility
In January 2020, we entered into the Term Loan, as discussed in more detail in Note 7, “Term Loan and Credit Facility,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Future minimum payments on our Term Loan as of June 30, 2020 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2020	$394
2021	786
2022	786
2023	7,044
2024	3,611
Total minimum payments	$12,621
Less: interest	(2,621)
Less: unamortized discount	(60)
Less: current portion	—
Long Term Debt	$9,940
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
Supply and Manufacturing Agreements
In June 2016, we entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), as amended, pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. We agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, we made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. For the two-year term beginning May 2020, we are required to purchase a minimum number of batches for CHF 1.9 million (approximately $2.1 million).
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
In consideration for these rights, we made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through June 30, 2020. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $26.9 million). In connection with the FDA’s approval of TYMLOS in April 2017, we paid Ipsen a milestone of €8.0 million (approximately $9.0 million) under the License Agreement, which we have recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The License Agreement provides that we are obligated to pay to Ipsen a fixed five percent royalty based on net sales of products containing abaloparatide by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was approximately $2.5 million and $4.9 million for the three and six months ended June 30, 2020. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.

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
Prior to executing the License Agreement for abaloparatide with Radius, Ipsen licensed the Japanese rights for abaloparatide to Teijin. Teijin submitted a New Drug Application for abaloparatide-SC in Japan for the treatment of osteoporosis in patients who are at high risk for fracture. We maintain full global rights to our development program for abaloparatide-patch.
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
In June 2009, we entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies for us on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019 and then automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. We pay 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. We have paid 3M approximately $30.0 million, in the aggregate, through June 30, 2020 with respect to performance under the Development Agreement.

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
The Eisai Agreement, as amended, also grants us the right to grant sublicenses with prior written approval from Eisai. If we sublicense the licensed technology to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double-digit percentage of certain fees received from such sublicensee and royalties in the low single-digit range based on net sales of the sublicensee. In connection with the Berlin-Chemie exclusive license we granted to Berlin-Chemie to develop and commercialize products containing elacestrant (RAD1901) worldwide, we are obligated to pay Eisai a fee of $3.0 million in accordance with the Eisai Agreement. The Eisai Agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic versions of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.
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
Elacestrant (Berlin-Chemie)
In July 2020, we entered into a license agreement (“Berlin-Chemie Agreement”) with Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”) under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901) worldwide.
We simultaneously entered into a Transition Services Agreement (the “TSA”) with Berlin-Chemie, pursuant to which we will perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study until the earlier of the completion of the contemplated services or the filing with the FDA of a New Drug Application for elacestrant. Pursuant to the TSA, Berlin-Chemie will reimburse us for all out-of-pocket and full-time employee costs in performing the services. We will continue to incur research and development expenses in support of scale up costs under the TSA.
Pursuant to the terms of the Berlin-Chemie Agreement, Berlin-Chemie is required to make an initial license fee payment to the Company of $30.0 million. We are also eligible to receive up to $20.0 million in development and regulatory milestone payments and up to $300.0 million in sales milestone payments, with such payments contingent on the achievement of specified milestones with respect to the licensed products. We are also eligible to receive tiered royalties on sales of licensed products at percentages ranging from low to mid-teens, subject to certain reductions. Royalties on net sales will be payable on a product-by-product and country-by-country basis until the latest of the expiration date of the last to expire of the relevant patent rights, the expiration of regulatory exclusivity, or ten years from such first commercial sale.
The Berlin-Chemie Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the last to expire royalty term. Either party may terminate the Berlin-Chemie Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. We may terminate the Berlin-Chemie Agreement for certain patent challenges or if no development, manufacture or commercialization activity occurs in any given 24-month period. Berlin-Chemie may terminate the Berlin-Chemie Agreement at its discretion for any reason by delivering written notice to us with 180 days written notice; provided that such termination will not be effective for a period of time after the effective date.
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
We are exposed to market risk related to changes in interest rates. As of June 30, 2020, we had cash, cash equivalents, restricted cash, marketable securities and investments of $126.3 million, consisting of cash, money market funds, domestic corporate debt securities, domestic corporate commercial paper and agency bonds. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Because our marketable securities are short-term in duration, and have a low risk profile, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments. We carry our investments based on publicly available information. As of June 30, 2020, we do not have any hard-to-value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 4.   Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1.   Legal Proceedings.
From time to time, we are party to litigation arising in the ordinary course of our business. As of June 30, 2020, we were not party to any significant litigation.
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
The risk factor set forth below represents an updated risk factor to Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission on May 7, 2020, which supplements the risk factors under the section entitled “Risks Related to the Commercialization and Development of Our Product Candidates” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020.
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
In response to the spread of SARS-CoV-2 and COVID-19, in March 2020, we closed our administrative offices and as of June 30, 2020, they remain closed, with our employees continuing their work outside of our offices. We have selectively resumed in-person interactions by our customer-facing personnel in compliance with local and state restrictions. We also continue to engage with customers virtually as we seek to continue to support healthcare professionals and patient care. However, our ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when our offices will reopen and these interactions will be fully resumed.
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
The current COVID-19 pandemic is adversely impacting our business, and future public health crises such as pandemics or similar outbreaks may have similar adverse impacts on our business in the future. We have experienced disruptions that are impacting the commercialization of our only product, TYMLOS. The rate of new patients starting on TYMLOS therapy has slowed as patients are unable or unwilling to see their doctor for diagnosis and treatment due to illness, quarantine, travel restrictions or financial hardship. As a result, we may not be able to meet our expectations with respect to TYMLOS sales. Business interruptions from the current COVID-19, or a future, pandemic may also adversely impact the third parties we solely rely on to sufficiently manufacture TYMLOS and to produce our product candidates in quantities we require, which may adversely impact the commercialization of TYMLOS and our research and development activities and potential commercialization of our product candidates.
Enrollment in our Phase 3 trials of abaloparatide-SC and abaloparatide-patch, as well as in the Phase 3 trial of elacestrant slowed as a result of the impacts of the COVID-19 pandemic. While enrollment rates have largely recovered, we may experience further slowdown or disruption to our trials if infection levels surge.

Timely enrollment in our clinical trials is dependent upon global clinical trial sites, many of which are being adversely affected by the current pandemic. We are currently conducting clinical trials for our product candidates in many countries, including the United States, European Union, Canada, United Kingdom, Australia, South Korea, Argentina, and Israel, and may expand to other geographies. Many of the regions in which we operate are currently being, or may in the future be, affected by the COVID-19 pandemic. We are following health authority guidance regarding missed study visits and procedures. Some factors from the COVID-19 outbreak that may delay or otherwise further adversely affect enrollment in the clinical trials of our product candidates, as well as adversely impact our business generally, include:
•delays or difficulties in clinical site initiation and enrollment, including difficulties in recruiting clinical site investigators and clinical site staff, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits, particularly for older patients with a higher risk of contracting COVID-19;
•delays or difficulties in patient and site adherence to all protocol-specified procedures, potentially jeopardizing data quality and trial integrity;
•diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, diversion of hospitals and medical centers or sites serving as our clinical trial sites and hospital or other staff supporting the conduct of our clinical trials;
•limitations on travel that could interrupt key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that may impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our clinical trials;
•potential interruption or delays in the operations of the U.S. Food and Drug Administration and foreign regulatory authorities, or independent review boards or ethics committees, which may impact review and approval timelines;
•potential interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; or in the clinical trial sites’ ability to maintain continuous supply of product candidates to patients;
•longer payment and reimbursement cycles and uncertainties regarding the collectability of accounts receivable; and
•business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel imitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.
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
The risk factor set forth below represents a new risk factor to add under the section entitled “Risks Related to our Dependence on Third Parties” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020.
We have entered into, and in the future may enter into, license and/or collaborations with third parties for the development and commercialization of our product candidates. If those license and/or collaborations, including, without limitation, our license arrangement with Berlin-Chemie for the development and commercialization of elacestrant worldwide, are not successful, we may not be able to capitalize on the market potential of these product candidates.
We have in the past, currently have, and may in the future, seek third-party licensees and/or collaborators for the development and commercialization of some of our product candidates on a selective basis. Our likely licensees and/or collaborators for any arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. For example, we recently licensed elacestrant for development and commercialization worldwide to Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”). We will not derive revenue from Berlin-Chemie’s sales of elacestrant, if any, and, in return for the license rights granted, will receive specified payments in the form of an upfront payment, certain milestone payments, if achieved, and royalties on the licensee’s sales of elacestrant, if approved, during a specified period. In addition, we will continue to incur research and development expenses in support of scale up costs, pursuant to a transition services agreement we entered into with Berlin-Chemie in connection with the license agreement.
To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our licensees and/or collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from our arrangement with Berlin-Chemie or any other arrangements will depend on our licensees’ and/or collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Licenses and collaborations involving our product candidates would pose numerous risks to us, including the following:
•licensees and/or collaborators have significant discretion in determining the efforts and resources that they will apply to these arrangements and may not perform their obligations as expected;
•licensees and/or collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•licensees and/or collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•licensees and/or collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if they believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours; license or collaboration arrangements may subject us to exclusivity provisions which could restrict our ability to compete in certain territories, including those licensed to the licensee and/or collaborator;
•a licensee or collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
•licensees or collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;

•disputes may arise between the licensees and/or collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•licenses and/or collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•license and/or collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all; and
•if a licensee or collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.
If our license arrangement with Berlin-Chemie, or any future license or collaboration we may enter into, if any, is not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. Any termination or expiration of our license agreement with Berlin-Chemie, or any future license or collaboration we may enter into, if any, could adversely affect us financially or harm our business reputation, development and commercialization efforts.

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

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation	8-K		3.1	6/13/2014

3.2	Amended and Restated By-Laws	8-K		3.1	3/2/2018

10.1	Employment Agreement between the Company and G. Kelly Martin	8-K		10.1	4/28/2020

10.2	Inducement Option Agreement (Time-Based Option) between the Company and G. Kelly Martin	8-K		10.2	4/28/2020

10.3	Inducement Option Agreement (Performance-Based Option) between the Company and G. Kelly Martin	8-K		10.3	4/28/2020

10.4	Senior Advisor Agreement between the Company and Jesper Hoeiland	8-K		10.4	4/28/2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)					*

*  Filed herewith.
**  Furnished herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ G. Kelly Martin
G. Kelly Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020

	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 10, 2020