Form 10-Q
period 2020-09-30
Radius Health, Inc.
filed 2020-11-05
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
Or
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

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of November 2, 2020: 46,547,387 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I— FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Radius Health, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,830	$69,886
Restricted cash	567	567
Marketable securities	43,873	91,015
Accounts receivable, net	21,175	23,289
Inventory	7,506	5,323
Prepaid expenses	11,346	12,131
Other current assets	17,078	846
Total current assets	183,375	203,057
Property and equipment, net	1,276	2,293
Intangible assets	5,984	6,583
Right of use assets - operating leases	4,832	6,704
Other assets	484	514
Total assets	$195,951	$219,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,767	$6,030
Accrued expenses and other current liabilities	63,662	53,030
Operating lease liability, current	2,229	2,198
Total current liabilities	81,658	61,258

Convertible notes payable	208,902	195,591
Term loan	9,941	—
Operating lease liability, long term	4,031	4,581
Total liabilities	304,532	261,430
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, 0.0001 par value; 200,000,000 shares authorized, 46,548,201 shares and 46,189,870 shares issued and outstanding at September 30, 2020 and December 31, 2019	5	5
Additional paid-in-capital	1,215,769	1,194,327
Accumulated other comprehensive income	82	3
Accumulated deficit	(1,324,437)	(1,236,614)
Total stockholders’ equity (deficit)	(108,581)	(42,279)
Total liabilities and stockholders’ equity (deficit)	$195,951	$219,151
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Product revenue, net	$50,412	$46,766	$148,448	$117,652
License revenue	27,414	—	27,414	—
Total revenue	$77,826	$46,766	$175,862	$117,652
OPERATING EXPENSES:
Cost of sales - product	3,839	3,971	11,771	10,809
Cost of sales - intangible amortization	200	200	599	599
Research and development, net of amounts reimbursable (a)	39,450	31,791	123,340	82,230
Selling, general and administrative	33,692	35,617	108,356	116,918
Income (Loss) from operations	645	(24,813)	(68,204)	(92,904)
OTHER INCOME (EXPENSE):
Other (expense) income	(87)	59	(144)	21
Interest expense	(7,069)	(6,298)	(20,747)	(18,500)
Interest income	222	1,008	1,272	3,105
NET LOSS	$(6,289)	$(30,044)	$(87,823)	$(108,278)
OTHER COMPREHENSIVE LOSS:
Unrealized (loss) gain from available-for-sale debt securities	(26)	66	79	776
COMPREHENSIVE LOSS	$(6,315)	$(29,978)	$(87,744)	$(107,502)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 8)	$(6,289)	$(30,044)	$(87,823)	$(108,278)
LOSS PER SHARE:
Basic and diluted	$(0.14)	$(0.65)	$(1.89)	$(2.36)

WEIGHTED AVERAGE SHARES:
Basic and diluted	46,493,126	46,141,217	46,395,124	45,975,691
(a) Amounts reimbursable for the three and nine months ended September 30, 2020 were $15.4 million and $0 for the three and nine months ended September 30, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(87,823)	$(108,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,616	1,785
Amortization of premium/discount on marketable securities, net	237	(246)
Amortization of debt discount and debt issuance costs	13,313	11,638
Impairment loss on operating lease right of use assets	1,510	339
Stock-based compensation	19,821	16,911
Loss on property and equipment disposals	—	201
Changes in operating assets and liabilities:
Inventory	(2,183)	1,299
Accounts receivable, net	2,114	(4,770)
Prepaid expenses	785	(1,359)
Other current assets	(16,232)	344
Operating lease right of use assets	1,472	1,507
Other long-term assets	30	132
Accounts payable	9,737	382
Accrued expenses and other current liabilities	10,632	6,879
Lease liability, operating leases	(1,629)	(1,704)
Other non-current liabilities	—	(71)
Net cash used in operating activities	(46,600)	(75,011)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of marketable securities	(39,916)	(36,589)
Sales and maturities of marketable securities	86,900	135,500
Net cash provided by investing activities	46,984	98,911
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrant exercises	—	3,869
Proceeds from issuance of term loan	10,000	—
Payment of debt issuance costs	(61)	—
Proceeds from issuance of shares under employee stock purchase plan	1,621	1,840
Net cash provided by financing activities	11,560	5,709
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	11,944	29,609
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	70,453	59,881
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$82,397	$89,490
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$9,658	$9,150
Cash paid for amounts included in the measurement of operating lease liabilities	$1,932	$2,068
Right of use assets obtained in exchange for operating lease liability	$1,110	$8,289
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2019	46,125,197	$5	$1,181,761	$(45)	$(1,181,855)	$(134)
Net loss					(30,044)	(30,044)
Unrealized gain from available-for-sale securities				66		66
Share-based compensation expense related to share-based awards for employee stock purchase plan			20			20
Issuance of common stock upon purchase by employee stock purchase plan	47,973		813			813
Share-based compensation expense			5,029			5,029
Balance at September 30, 2019	46,173,170	$5	$1,187,623	$21	$(1,211,899)	$(24,250)

Balance at June 30, 2020	46,448,491	$5	$1,208,616	$108	$(1,318,148)	$(109,419)
Net loss					(6,289)	(6,289)
Unrealized loss from available-for-sale securities				(26)		(26)
Vesting of restricted shares	39,650					—
Issuance of common stock upon purchase by employee stock purchase plan	60,060		631			631
Share-based compensation expense			6,522			6,522
Balance at September 30, 2020	46,548,201	$5	$1,215,769	$82	$(1,324,437)	$(108,581)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2018	45,563,693	$5	$1,165,003	$(755)	$(1,103,621)	$60,632
Net loss					(108,278)	(108,278)
Unrealized gain from available-for-sale securities				776		776
Vesting of restricted shares	75,331					—
Exercise of options	341,337		2,869			2,869
Exercise of warrants	81,104		1,000			1,000
Share-based compensation expense related to share-based awards for employee stock purchase plan			456			456
Issuance of common stock upon purchase by employee stock purchase plan	111,705		1,840			1,840
Share-based compensation expense			16,455			16,455
Balance at September 30, 2019	46,173,170	$5	$1,187,623	$21	$(1,211,899)	$(24,250)

Balance at December 31, 2019	46,189,870	$5	$1,194,327	$3	$(1,236,614)	$(42,279)
Net loss					(87,823)	(87,823)
Unrealized gain from available-for-sale securities				79		79
Vesting of restricted shares	242,974					—
Issuance of common stock upon purchase by employee stock purchase plan	115,357		1,621			1,621
Share-based compensation expense			19,821			19,821
Balance at September 30, 2020	46,548,201	$5	$1,215,769	$82	$(1,324,437)	$(108,581)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Radius Health, Inc. (“Radius” or the “Company”) is a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics. In April 2017, the Company’s first commercial product, TYMLOS® (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapies. In July 2017, the Company entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan, under which the Company received an upfront payment and is entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In January 2019, the European Commission adopted a decision refusing approval of the Company’s European Marketing Authorisation Application (“MAA”) for abaloparatide-SC. The Company is developing an abaloparatide transdermal patch, or abaloparatide-patch, for potential use in the treatment of postmenopausal women with osteoporosis. In connection with its strategic plans to focus on bone health and targeted endocrine diseases, in July 2020 the Company entered into a license agreement with Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), under which the Company granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), worldwide. Elacestrant is being developed for potential use in the treatment of hormone receptor-positive breast cancer. Further, the Company completed its divestment of its oncology program with the sale of RAD140, an internally discovered non-steroidal selective androgen receptor modulator (“SARM”) the Company was developing for potential use in the treatment of hormone receptor-positive breast cancer, to Ellipses Pharma in September 2020.
The Company is subject to the risks associated with biopharmaceutical companies with a limited operating history, including dependence on key individuals, a developing business model, the necessity of securing regulatory approvals to market its investigational product candidates, market acceptance of the Company’s investigational product candidates following receipt of regulatory approval, competition for its investigational product candidates following receipt of regulatory approval, and the continued ability to obtain adequate financing to fund the Company’s future operations, inclusive of the impacts from the coronavirus disease 2019 (“COVID-19”) pandemic. The Company has incurred losses and expects to continue to incur additional losses for the foreseeable future. As of September 30, 2020, the Company had an accumulated deficit of $1,324.4 million, and total cash, cash equivalents, and marketable securities of $125.7 million.
The ongoing global COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus and while the Company cannot predict their scope and severity, these developments and measures have had an effect on the Company’s business, results of operations and financial condition and may adversely affect its business, results of operations and financial condition in the future. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and is taking steps to minimize its impact on its business. However, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 pandemic or the effectiveness of actions taken to contain the pandemic or minimize its impact, among others. Furthermore, if the Company or any of the third parties with whom it engages were to experience additional or prolonged shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on its business, results of operations and financial condition.
Based upon its cash, cash equivalents, and marketable securities balance as of September 30, 2020, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational product candidates that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital as well as access to other capital discussed in Note 7, “Term Loan and Credit Facility” to fund its development plans, U.S. commercial scale-up and other operational activities, for at least one year from the date of this filing. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents, and marketable securities, or through strategic financing opportunities that could include, but are not limited to collaboration or partnership agreements, future offerings of its equity, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its clinical trials and obtain approval of certain investigational product candidates from the FDA or foreign regulatory authorities.

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
When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2020. Subsequent events have been evaluated up to the date of issuance of these financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.
Significant Accounting Policies—The significant accounting policies identified in the Company’s 2019 Form 10-K that require the Company to make estimates and assumptions include: revenue recognition, inventory obsolescence, long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. There were no changes to significant accounting policies during the nine months ended September 30, 2020, except for the adoption of the Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) detailed below.
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
In August 2018, the FASB issued ASU 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 updates guidance regarding accounting for a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 on January 1, 2020 and it did not have a material impact on the Company’s condensed consolidated financial statements.
Other - In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy. The business tax provisions of the CARES Act include temporary changes to income and non-income-based tax laws. Some of the key income tax provisions include eliminating the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (“NOL”) carryforwards to offset taxable income in 2018, 2019, or 2020 and reinstating it for tax years after 2020; allowing NOLs generated in 2018, 2019, or 2020 to be carried back five years; increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2019 and 2020 tax years; allowing taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cut and Jobs Act; and allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%. Companies are required to account for these provisions in the period that includes the March 2020 enactment date (i.e., the first quarter for calendar year-end entities). The Company has assessed the impact of these provisions and they are not material to the Company’s condensed consolidated financial statements or related disclosures. Measures of the CARES Act not related to income-based taxes include allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 over the following two years and allowing eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds. These measures of the CARES Act are also not material to the Company’s condensed consolidated financial statements as the Company did not apply for any credit during the period.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently in the process of determining the effect that the adoption will have on its condensed consolidated financial statements and related disclosures.
3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$55,796	$—	$—	$55,796
Money market funds	26,034	—	—	26,034
Total	$81,830	$—	$—	$81,830

Marketable securities:
Domestic corporate debt securities	$38,822	$91	$(3)	$38,910
Domestic corporate commercial paper	4,968	—	(5)	4,963
Total	$43,790	$91	$(8)	$43,873

	December 31, 2019
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$34,726	$—	$—	$34,726
Money market funds	35,160	—	—	35,160
Total	$69,886	$—	$—	$69,886

Marketable securities:
Domestic corporate debt securities	$41,229	$3	$(3)	$41,229
Domestic corporate commercial paper	24,900	5	—	24,905
Agency bonds	12,391	1	(3)	12,389
US treasury bonds	12,492	—	—	12,492
Total	$91,012	$9	$(6)	$91,015
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
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense on the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at September 30, 2020 and December 31, 2019 are attributable to changes in interest rates and the Company does not believe any unrealized losses represent credit losses.
As of September 30, 2020 and December 31, 2019, the Company had 2 and 8 available-for-sale debt securities in an unrealized loss position, respectively, for which an allowance for credit losses has not been recorded. The following table summarizes such investments by major security type and length of time in a continuous unrealized loss position as of September 30, 2020 (in thousands).

	Less than 12 Months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale debt securities
Domestic corporate debt securities	$4,621	$(3)	—	—	$4,621	$(3)
Domestic corporate commercial paper	4,964	(5)	—	—	4,964	(5)
Total available-for-sale debt securities	$9,585	$(8)	—	—	$9,585	$(8)
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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no material transfers between any levels during the nine months ended September 30, 2020. There were no material transfers between any levels during 2019.
The following table summarizes the financial instruments measured at fair value on a recurring basis in the Company’s accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$55,796	$—	$—	$55,796
Money market funds (1)	26,034	—	—	26,034
Total	$81,830	$—	$—	$81,830
Marketable Securities
Domestic corporate debt securities (2)	$—	$38,910	$—	$38,910
Domestic corporate commercial paper (2)	—	4,963	—	4,963
Total	$—	$43,873	$—	$43,873

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$34,726	$—	$—	$34,726
Money market funds (1)	35,160	—	—	35,160
Total	$69,886	$—	$—	$69,886
Marketable Securities
Domestic corporate debt securities (2)	$—	$41,229	$—	$41,229
Domestic corporate commercial paper (2)	—	24,905	—	24,905
Agency bonds (2)	—	12,389	—	12,389
US treasury bonds (2)	$—	$12,492	$—	$12,492
Total	$—	$91,015	$—	$91,015
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
As of September 30, 2020, the carrying amounts of the cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, long-term debt and operating lease liabilities approximated their estimated fair values.
5. Inventory
Inventory consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$4,475	$4,093
Work in process	1,299	—
Finished goods	1,732	1,230
Total inventories	$7,506	$5,323
Finished goods manufactured by the Company have a 36-month shelf life from date of manufacture.
6. Convertible Notes Payable
On August 14, 2017, in a registered underwritten public offering, the Company issued $300.0 million aggregate principal amount of 3% Convertible Senior Notes due September 1, 2024 (the “Convertible Notes”). In addition, on September 12, 2017, the Company issued an additional $5.0 million principal amount of Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability component (the “Liability Component”) and embedded conversion option (the “Equity Component”) of the Convertible Notes by allocating the proceeds between the Liability Component and the Equity Component, due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. In connection with the issuance of the Convertible Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the Liability and Equity Components based on the allocation of the proceeds. Of the total $9.4 million of debt issuance costs, $4.3 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $5.1 million was allocated to the Liability Component and is now recorded as a reduction of the Convertible Notes in the Company’s condensed consolidated balance sheet. The portion allocated to the Liability Component is amortized to interest expense using the effective interest method over seven years.
The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Convertible Notes will be subject to redemption at the Company’s option, under certain restrictions as noted below, on or after September 1, 2021, in whole or in part, if the conditions described below are satisfied. The redemption of the Convertible Notes may also be subject to certain restrictions included in Note 7, “Term Loan and Credit Facility”. The Convertible Notes will mature on September 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 20.4891 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $48.81 per share of common stock).
Holders of the Convertible Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding June 1, 2024 only under the following circumstances:
(1)if the last reported sale price of the Company’s common stock for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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
As of September 30, 2020, none of the above circumstances had occurred and, as such, the Convertible Notes were not convertible.
Prior to September 1, 2021, the Company may not redeem the Convertible Notes. On or after September 1, 2021, the Company may redeem for cash all or part of the Convertible Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30-

consecutive trading day period ending within five trading days prior to the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, calling any Convertible Note for redemption will constitute a make-whole fundamental change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note, if it is converted in connection with the redemption, will be increased in certain circumstances.
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
The outstanding balances of the Convertible Notes as of September 30, 2020 consisted of the following (in thousands):

2024 Convertible Notes
Liability component:
Principal	$305,000
Less: debt discount and issuance costs, net	(96,098)
Net carrying amount	$208,902
Equity component:	$134,450
The Company determined the expected life of the Convertible Notes was equal to their seven-year term. The effective interest rate on the Liability Components of the Convertible Notes for the period from the date of issuance through September 30, 2020 was 13.04%. As of September 30, 2020, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair value of the Convertible Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, the Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of September 30, 2020 was approximately $250.8 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$2,288	$2,288	$6,863	$6,863
Amortization of debt discount	4,421	3,865	12,830	11,216
Amortization of debt issuance costs	165	145	480	421
Total interest expense	$6,874	$6,298	$20,173	$18,500
Future minimum payments on the Company’s long-term debt as of September 30, 2020 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2020	$—
2021	9,150
2022	9,150
2023	9,150
2024	314,150
Total minimum payments	$341,600
Less: interest	(36,600)
Less: unamortized discount	(96,098)
Less: current portion	—
Long Term Debt	$208,902
7. Term Loan and Credit Facility
On January 10, 2020, the Company and Radius Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company (collectively, the “Borrowers”), entered into a (i) Credit and Security Agreement, as amended (Term Loan) (the “Term Credit Agreement”) with MidCap Financial Trust, in its capacity as administrative agent (the “Agent”) and as a lender, and the financial institutions or other entities from time to time parties thereto and (ii) Credit and Security Agreement (Revolving Loan) (the “Revolving Credit Agreement,” together with the Term Credit Agreement, the “Credit Agreements”), with the Agent, and the financial institutions or other entities from time to time parties thereto.
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
The Facilities have a maturity date of June 1, 2024. The Borrowers guarantee their obligations under the Credit Agreements. The obligations are secured by first priority liens on substantially all of the assets of the Borrowers, including, with certain exceptions, all of the capital stock of the Borrowers’ subsidiaries. On July 23, 2020, the Company entered into a Partial Release and Acknowledgement Agreement (the “Release Agreement”) with the Agent pursuant to which the Agent agreed to release the security interest on certain assets of the Company that are licensed to Berlin-Chemie AG pursuant to the license agreement between the Company and Berlin-Chemie AG.
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
The Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Borrowers, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness as noted above in Note 6, “Convertible Notes Payable,” enter into transactions with affiliated persons, make investments, and change the nature of their businesses. The

Credit Agreements also contain customary events of default, including subject to thresholds and grace periods, among others, payment default, covenant default, cross default to other material indebtedness, and judgment default. In addition, the Credit Agreements require the Borrowers to maintain a minimum level of net revenue, or in the case where the Borrowers fail to maintain a minimum level of net revenue, certain levels of market capitalization and unrestricted cash. As of September 30, 2020, the Company was not in violation of any covenants contained in the Credit Agreements.
As of September 30, 2020, the Company had received net proceeds of approximately $9.8 million from the Term Loan, net of fees and expenses of $0.2 million. The estimated fair value of the Term Facility as of September 30, 2020 was approximately $8.2 million. The outstanding balance of the Term Loan as of September 30, 2020 was (in thousands):

Term loan
Principal	$10,000
Less: debt issuance costs, net	(59)
Net carrying amount	$9,941
The following table sets forth total interest expense recognized related to the Term Facility during the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Contractual interest expense	$198	$—	$573	$—
Amortization of debt discount	1	—	2	—
Total interest expense	$199	$—	$575	$—
Future minimum payments on the Term Facility as of September 30, 2020 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2020	$196
2021	786
2022	786
2023	7,044
2024	3,611
Total minimum payments	$12,423
Less: interest	(2,423)
Less: unamortized issuance costs	(59)
Less: current portion	—
Long Term Debt	$9,941

8. Net Loss Per Share

Basic and diluted net loss per share for the periods set forth below is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(6,289)	$(30,044)	$(87,823)	$(108,278)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	46,493,126	46,141,217	46,395,124	45,975,691
Loss per share - basic and diluted	$(0.14)	$(0.65)	$(1.89)	$(2.36)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and nine months ended September 30, 2020 and 2019, respectively, all of the Company’s options to purchase common stock and restricted stock units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three and Nine Months Ended September 30,
	2020	2019
Options to purchase common stock	5,868,348	4,860,997
Restricted stock units	686,069	655,723
Performance units	70,000	79,000
The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of September 30, 2020, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share during the three and nine-month periods ended September 30, 2020 and 2019, respectively.
9. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2020 and 2019 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2018	$3,198	$7,620	$411	$11,229
Provision related to sales in the current year	21,203	44,426	698	66,327
Adjustments related to prior period sales	(27)	697	—	670
Credits and payments made	(19,759)	(34,190)	(575)	(54,524)
Ending balance at September 30, 2019	4,615	18,553	534	23,702

Ending balance at December 31, 2019	$5,739	$17,280	$1,583	$24,602
Provision related to sales in the current year	16,123	57,120	2,030	75,273
Adjustments related to prior period sales	(107)	(1,570)	—	(1,677)
Credits and payments made	(20,011)	(50,717)	(893)	(71,621)
Ending balance at September 30, 2020	$1,744	$22,113	$2,720	$26,577
Chargebacks, discounts, fees, and returns are recorded as reductions of trade receivables, net on the condensed consolidated balance sheets. Government and other rebates are recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

To date, the Company has no bad debt write-offs and the Company does not currently have credit issues with any customers. There were no credit losses associated with the Company’s trade receivables as of September 30, 2020 and 2019.
10. License Revenue and Reimbursable Expenses
General
The Company has generated revenue from contracts with customers, which include upfront payments for licenses.
Berlin-Chemie
On July 23, 2020, the Company entered into a license agreement (“License Agreement”) with Berlin-Chemie under which the Company granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901) worldwide.
The Company and Berlin-Chemie simultaneously entered into a Transition Services Agreement (the “TSA”), pursuant to which the Company agreed to perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study until the earlier of the completion of the contemplated services or the filing with the FDA of a New Drug Application for elacestrant. Pursuant to the TSA, Berlin-Chemie agreed to reimburse the Company for all out-of-pocket and full-time employee costs in performing the services, for total estimated reimbursements of $111.5 million. The Company will continue to incur research and development expenses in support of scale up costs under the TSA.
Pursuant to the terms of the License Agreement, Berlin-Chemie made a nonrefundable initial license fee payment to the Company of $30.0 million in July 2020. The Company is also eligible to receive up to $20.0 million in development and regulatory milestone payments and up to $300.0 million in sales milestone payments, with such payments contingent on the achievement of specified milestones with respect to the licensed products. The Company is also eligible to receive tiered royalties on sales of licensed products at percentages ranging from low to mid-teens, subject to certain reductions. Royalties on net sales will be payable on a product-by-product and country-by-country basis until the latest of the expiration date of the last to expire of the relevant patent rights, the expiration of regulatory exclusivity, or ten years from such first commercial sale.
The License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the last to expire royalty term. Either party may terminate the License Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. The Company may terminate the License Agreement for certain patent challenges or if no development, manufacture or commercialization activity occurs in any given 24-month period. Berlin-Chemie may terminate the License Agreement at its discretion for any reason by delivering 180 days’ prior written notice to the Company; provided that such termination will not be effective prior to the third anniversary of the effective date.
The Company determined that the License Agreement and TSA should be combined and evaluated as a single arrangement as they were executed on the same date and negotiated as a package. The arrangement with Berlin-Chemie provides for the transfer of the following goods or services: (i) license, (ii) know-how, (iii) regulatory filings, (iv) inventory, (v) transition services, including certain clinical, manufacturing, regulatory and other services associated with the Phase 3 EMERALD monotherapy study, and (vi) participation in various joint committees.
Management applied the guidance in ASC 606 to identify all distinct goods and services within the arrangement to assess whether there is a unit of account that should be accounted for under ASC 606. Management evaluated all of the promised goods or services within the contract and determined which of those were separate performance obligations. The Company determined that the license granted, at arrangement inception, should be combined with the know-how and regulatory filings as they are not capable of being distinct (the “License”). The Company also concluded that the license rights, know-how, and regulatory filings are capable of being distinct from the supply of inventory, as Berlin-Chemie would be able to benefit from the inventory on its own or with other resources that are readily available, and capable of being distinct from the transition services and participation in joint committees as these are research and development services that can typically be performed by other third parties.
The License is an element of the arrangement that is subject to the revenue recognition accounting guidance, as the performance obligation is an output of the Company’s ordinary activities in exchange for consideration. Conversely, the transition services, the participation on joint committees, and transfer of inventory are elements of the arrangements that are outside the scope of the revenue recognition guidance, as the Company is providing goods and services that are not an output of the Company’s ordinary activities.
The transaction price at inception is comprised of fixed consideration of $30.0 million. The $30.0 million upfront fee, which represents the fixed consideration in the transaction price, was allocated to the License and the supply of inventory, on a relative standalone selling price basis. The Company estimated the standalone selling price for the license by applying a risk adjusted, net present value, estimate of future potential cash flows approach and determined the standalone selling price for the inventory using a cost approach. Accordingly, the Company has allocated $27.4 million to the license and $2.6 million to the inventory. The Company concluded that the reimbursements for the research and development transition services and participation in the joint steering committees was commensurate with the standalone selling prices of the services, and as such, will be attributed to those services. The reimbursements for these services will be recorded as a reduction of the related research and development expenses as the expenses are incurred.
Under the Berlin-Chemie agreements, the Company is eligible to receive various development and regulatory, and sales milestones. There is uncertainty that the events to obtain the development and regulatory milestones will be achieved. The Company has thus determined that all such milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur. Additional transaction price recognized in future periods related to milestone payments and royalties will be allocated solely to the License.
Sales milestones and sales-based royalties were also excluded from the transaction price as the license is deemed to be the predominant item to which the sales milestones and sales-based royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
During the three and nine months ended September 30, 2020, the Company recognized $27.4 million of license revenue, as it had satisfied its promises under the performance obligation for the license, including the transfer of know-how and regulatory filings, by transferring them at a point in time during the quarter. During the three and nine months ended September 30, 2020, the Company recorded $15.4 million as a reduction of research and development expenses for reimbursement of transition services performed under the TSA.
11. Commitments and Contingencies
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
As of September 30, 2020, the Company was not party to any significant litigation.
Manufacturing Agreements
In June 2016, the Company entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), as amended, pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. The Company has agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement had an initial term of three years, which began on June 1, 2017, after which it automatically renewed for a two-year term. Following its current term, the agreement automatically renews for additional two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. For the two-year term beginning May 2020, the Company is required to purchase a minimum number of batches for CHF 1.9 million (approximately $2.1 million).
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
In July 2016, the Company entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as amended, as successor-in-interest to Lonza Group Ltd., pursuant to which PPL agreed to manufacture the commercial and clinical supplies of abaloparatide API. The Company agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The agreement has an initial term of six years, which began on June 28, 2016, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term. The Company was required to purchase a minimum number of batches annually, equal to approximately €2.9 million (approximately $3.4 million) per year, subject to any annual price adjustments, during the initial term, except in calendar years 2019 and 2020. The Company was not subject to the minimum purchase requirement in 2019 and is not in 2020.
Related Party Transactions
Since December 2019, an immediate family member of Jessica Hopfield (a member of the Company’s Board of Directors) has been an executive officer of one of the Company’s customers, AmerisourceBergen Corporation (“ABC”). The activities with ABC and its affiliates are in the ordinary course of business and were primarily for commercial distribution of TYMLOS and service fees. As of September 30, 2020, the Company recognized net revenues of approximately $23.7 million in connection with product sales of TYMLOS and paid ABC and its affiliates approximately $2.0 million for services under various commercial and services agreements. In addition, no accounts receivable were recorded within the Company’s consolidated balance sheets as of September 30, 2020.
12. Income Taxes
The Company did not record a federal or state income tax provision or benefit for each of the nine months ended September 30, 2020 and 2019 due to the expected loss before income taxes to be incurred for the years ended December 31, 2020 and 2019, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
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
•anticipated trends and challenges in the U.S. and other markets in which TYMLOS may compete and in other potential markets in which we may compete;
•the direct and indirect impact of the COVID-19 pandemic on our business and operations, including sales, expenses, supply chain, manufacturing, research and development costs, clinical trials and employees;
•the impact of the COVID-19 pandemic and related downturn of the U.S. and global economies;
•our plans with respect to collaborations and licenses related to the development, manufacture or sale of TYMLOS and our investigational product candidates, including our out-license of elacestrant and our sale of RAD140;
•our expectations and the performance of RAD140 following the sale to Ellipses Pharma, including the percentage of sales that we may be entitled to;
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, the uncertainties inherent in the early stages of commercializing any new pharmaceutical product or the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our ability to attract and retain customers, our development activities and those other factors we discuss under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These important factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.
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
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of October 1, 2020, TYMLOS was available and covered for approximately 279 million U.S. insured lives, representing approximately 99% of U.S. commercial and 83% of Medicare Part D insured lives. In July 2017, we entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. Under this agreement, we received an upfront payment and are entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In March 2018, we initiated our Phase 3 ATOM study of abaloparatide-SC in men with osteoporosis which, if successful, will form the basis of a supplemental New Drug Application (“NDA”) seeking to expand the use of TYMLOS to treat men with osteoporosis at high risk for fracture. We completed patient enrollment in September 2020 and expect to report top-line data from the study in the second half of 2021. In October 2018, the FDA approved a labeling supplement for TYMLOS in connection with the results from our ACTIVExtend trial to reflect that after 24 months of open-label alendronate therapy, the vertebral fracture risk reduction achieved with TYMLOS therapy was maintained. In January 2019, the European Commission adopted a decision refusing approval of our European Marketing Authorization Application (“MAA”) for abaloparatide-SC. In May 2020, we announced that our bone histomorphometry study, which evaluated the early effects of TYMLOS on tissue-based indices of bone formation and resorption in postmenopausal women, met its primary endpoint of change from baseline to three months in mineralizing surface in the cancellous bone envelope (one of the dynamic indicators of bone formation). Data from this study was presented in September 2020. On July 30, 2020 the United States Patent Office extended the term of US patent 7,803,770 (Method of Treating Osteoporosis Comprising Administration of PTHRP Analog) 1,303 days to April 28, 2031. US Patent 7,803,770 is listed in the FDA Orange book and covers TYMLOS.
We are developing an abaloparatide transdermal patch (“abaloparatide-patch”), for potential use in the treatment of postmenopausal women with osteoporosis. In May 2019, we received a special protocol assessment agreement from the FDA for our Phase 3 study of abaloparatide-patch. We initiated our Phase 3 wearABLe study of abaloparatide-patch in August 2019 and completed enrollment in September 2020. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, bone mineral density (“BMD”) non-inferiority bridging study with an enrollment of approximately 500 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-patch to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-patch minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%. In February 2018, we entered into a Scale-Up and Commercial Supply Agreement with 3M Company (“3M”) pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-patch. In May 2020, 3M announced that it completed its sale of its drug delivery business, which manufactures clinical trial supplies of abaloparatide-patch, to Kindeva Drug Delivery (“Kindeva”), an affiliate of Altaris Capital Partners, LLC (“Altaris”). In partnership with 3M, we selected Patheon N.V., now known as Thermo Fisher Scientific (“Thermo Fisher”), to conduct the abaloparatide-patch coating process and packaging operations. We have successfully completed development activities associated with the scale up of manufacturing to supply our ongoing abaloparatide-patch Phase 3 wearABLe study. In October 2018, we committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-patch. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the second quarter of 2021. In addition, there are cancellable purchase commitments in place to fund the facility build out and future purchases of capital equipment. In December 2019, we aligned with the FDA on requirements for NDA filing. In preparation for potential FDA approval of the abaloparatide-patch, our commercial manufacturing facility build out is complete, and equipment is on site to manufacture sterile drug product at our partner’s commercial manufacturing site.
In connection with our strategic plan to focus on bone health and targeted endocrine diseases, we entered into a license agreement with Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), on July 23, 2020 under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), worldwide. Elacestrant is being developed for potential use in the treatment of hormone receptor-positive breast cancer. We simultaneously entered into a transition services agreement (the “TSA”) with Berlin-Chemie, pursuant to which we will perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study of elacestrant, which we initiated in late November 2018, until the earlier of the completion of the contemplated services or the filing with the FDA of an NDA for elacestrant. Pursuant to the terms of the Berlin-Chemie Agreement, Berlin-Chemie is required to make an initial license fee payment to us of $30.0 million.
Pursuant to the TSA, we remain responsible for conducting the EMERALD Phase 3 monotherapy study of elacestrant. Target enrollment was reached in September 2020. The Phase 3 study is a single, randomized, open label, active-controlled Phase 3 trial of elacestrant as a second or third-line monotherapy in 478 patients with estrogen receptor-positive (“ER+”) and human epidermal growth factor receptor 2-negative (“HER2-”) advanced or metastatic breast cancer who have received prior treatment with one or two endocrine therapies, including a cyclin-dependent kinase (“CDK”) 4/6 inhibitor. Patients in the study will be randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent. The primary endpoint of the study will be progression-free survival (“PFS”), which we will analyze in the overall patient population and in patients with estrogen receptor 1 gene (“ESR1”) mutations. Secondary endpoints will include evaluation of overall survival (“OS”), objective response rate (“ORR”), and duration of response (“DOR”). We believe that, depending on results, this single trial could support applications for marketing approvals for elacestrant as a second- and third-line monotherapy in the U.S., European Union (“EU”), and other markets. In November 2018, the FDA granted Fast Track Designation for elacestrant for the population included in the Phase 3 study.
Completing the divestment of our oncology program, in September 2020 we sold RAD140, our internally discovered non-steroidal selective androgen receptor modulator (“SARM”) to Ellipses Pharma. Pursuant to the Asset Purchase Agreement (“APA”), Ellipses Pharma will be responsible for the clinical development and commercialization of the asset. We will be entitled to receive royalties under the APA.
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
Abaloparatide-SC
TYMLOS was approved in the United States in April 2017 for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The first commercial sales of TYMLOS in the United States occurred in May 2017 and as of October 1, 2020, TYMLOS was available and covered for approximately 279 million U.S. insured lives, representing approximately 99% of U.S. commercial and 83% of Medicare Part D insured lives.
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
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. Pursuant to the agreement, we received an upfront payment and may receive additional milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In February 2020, we elected not to exercise our option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan. In May 2020, we announced that Teijin submitted an NDA for abaloparatide-SC in Japan for the treatment of osteoporosis in patients who are at high risk for fracture. The application is based on the positive results of the Phase 3 clinical trial of abaloparatide-SC in Japan in women and men with osteoporosis, which achieved its primary efficacy endpoint.
In March 2018, we initiated a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to increase bone mass in men with osteoporosis at high risk for fracture. We completed patient enrollment in September 2020 and expect to report top-line data from the study in the second half of 2021. The study is a randomized, double-blind, placebo-controlled trial that has enrolled 228 men with osteoporosis. The primary endpoint is change in lumbar spine BMD at 12 months compared with placebo. In previous clinical trials, TYMLOS has demonstrated increases in BMD in postmenopausal women. The study includes specialized high-resolution imaging to examine the effect of abaloparatide on bone structure, such as the hip, in a subset of the study participants.
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
In May 2020, we announced that our bone histomorphometry study, which evaluated the early effects of TYMLOS on tissue-based indices of formation in postmenopausal women, met its primary endpoint of change from baseline to 3 months in mineralizing surface in the cancellous bone envelope (one of the dynamic indicators of bone formation). We presented data from this study in September 2020.
On July 30, 2020 the United States Patent Office extended the term of US patent 7,803,770 (Method of Treating Osteoporosis Comprising Administration of PTHRP Analog) 1,303 days to April 28, 2031. US Patent 7,803,770 is listed in the FDA Orange book and covers TYMLOS.
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
In May 2019, we received a special protocol assessment (“SPA”) agreement from the FDA for our Phase 3 study of abaloparatide-patch, which means the FDA considers the study design to be adequate and well-controlled to support marketing approval provided the study endpoints are achieved. We initiated our Phase 3 wearABLe study of abaloparatide-patch in

August 2019 and completed enrollment in September 2020. We expect to report top-line data from the study in the second half of 2021. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, BMD non-inferiority bridging study with an enrollment of approximately 500 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-patch to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-patch minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%.
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
Elacestrant (RAD1901)

In July 2020, we entered into a license agreement with Berlin-Chemie under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), worldwide. We simultaneously entered into the TSA with Berlin-Chemie, pursuant to which we will perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study of elacestrant, which we initiated in late November 2018, until the earlier of the completion of the contemplated services or the filing with the FDA of an NDA for elacestrant. Elacestrant is being evaluated for potential use as a once daily oral treatment for advanced ER-positive and HER2-negative breast cancer, the most common subtype of the disease. Studies completed to date indicate that the compound has the potential for use as a single agent or in combination with other therapies for the treatment of breast cancer.
Phase 3 - EMERALD Study
Pursuant to the TSA, we remain responsible for conducting the EMERALD Phase 3 monotherapy study of elacestrant, which we initiated in late November 2018. Target enrollment was reached in September 2020. The Phase 3 study is a single, randomized, open label, active-controlled Phase 3 trial of elacestrant as a second- or third-line monotherapy in 478 patients with ER+ and HER2- advanced or metastatic breast cancer who have received prior treatment with one or two endocrine therapies, including a CDK 4/6 inhibitor. Patients in the study are randomized to receive either elacestrant or the investigator’s choice of an approved hormonal agent. The primary endpoint of the study is PFS, which we will analyze in the overall patient population and in patients with ESR1 mutations. Secondary endpoints include evaluation of OS, ORR, and DOR. We believe that, depending on results, this single trial could support applications for marketing approvals for elacestrant as a second- and third-line monotherapy in the U.S., EU and other markets. In November 2018, the FDA granted Fast Track designation for elacestrant consistent with the population to be included in the Phase 3 study.
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
Completing the divestment of our oncology program, in September 2020 we sold RAD140, our internally discovered SARM to Ellipses Pharma. Pursuant to the APA Ellipses Pharma will be responsible for the clinical development and commercialization of the asset. Radius will be entitled to receive royalties under the APA.
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

None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties, with the exception of elacestrant (RAD1901). Abaloparatide represents the largest portion of our research and development expenses for our investigational product candidates since our inception. We began tracking program expenses for TYMLOS (abaloparatide-SC) in 2005, and program expenses from inception to September 30, 2020 were approximately $237.0 million. We began tracking program expenses for abaloparatide-patch in 2007, and program expenses from inception to September 30, 2020 were approximately $131.5 million. We began tracking program expenses for elacestrant (RAD1901) in 2006, and program expenses from inception to September 30, 2020 were approximately $152.8 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to September 30, 2020 were approximately $18.2 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation, and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Program-specific costs - external:
Abaloparatide-SC	$1,885	$1,948	$6,530	$6,027
Abaloparatide-patch	18,709	7,170	53,071	16,533
Elacestrant (RAD1901)	21,858	8,670	40,117	18,218
RAD140	477	564	985	2,005
Total program-specific costs - external	$42,929	$18,352	$100,703	$42,783

Shared-services costs - external:
R&D support costs	3,038	3,527	9,947	9,658
Other operating costs	152	506	543	1,686
Total shared-services costs - external	$3,190	$4,033	$10,490	$11,344

Shared-services costs - internal
Personnel-related costs	6,544	6,834	21,022	20,266
Stock-based compensation	1,753	1,613	5,228	5,678
Occupancy costs	197	754	745	1,501
Depreciation expense	220	205	534	658
Total shared-services costs - internal	$8,714	$9,406	$27,529	$28,103

Total research and development costs	$54,833	$31,791	$138,722	$82,230
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
We have reviewed our policies and estimates to determine our critical accounting policies for the three and nine months ended September 30, 2020. There were no changes to significant accounting policies during the nine months ended September 30, 2020, except for the adoption of certain ASUs issued by the FASB, as disclosed above within Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended September 30, 2020 and 2019 (in thousands, except percentages)

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Revenues:
Product revenue, net	$50,412	$46,766	$3,646	8%
License revenue	27,414	—	27,414	100%
Total revenue	77,826	46,766	31,060	66%
Operating expenses:
Cost of sales - product	3,839	3,971	(132)	(3)%
Cost of sales - intangible amortization	200	200	—	—
Research and development, net of amounts reimbursable	39,450	31,791	7,659	24%
Selling, general and administrative	33,692	35,617	(1,925)	(5)%
Income (Loss) from operations	645	(24,813)	25,458	103%
Other (expense) income:
Other expense, net	(87)	59	(146)	(247)%
Interest expense	(7,069)	(6,298)	(771)	(12)%
Interest income	222	1,008	(786)	(78)%
Net loss	$(6,289)	$(30,044)	$23,755	79%

Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the three months ended September 30, 2020 we recorded approximately $50.4 million of net product revenue compared to $46.8 million for the three months ended September 30, 2019. The increase in product revenue was primarily driven by an increase in sales volume as a result of greater market penetration, increased pricing, and a decrease in revenue reserves. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net sales of TYMLOS to be negatively impacted by the COVID-19 pandemic into the remainder of 2020, depending on its duration.

License revenue— We entered into the License Agreement with Berlin-Chemie on July 23, 2020. For the three months ended September 30, 2020, we recorded $27.4 million of license revenue in connection with this agreement.
Cost of sales— Cost of sales was $4.0 million for the three months ended September 30, 2020 compared to $4.2 million for the three months ended September 30, 2019. The decrease in cost of sales was driven by the decrease in downstream service fees. Although the potential impact of the COVID-19 pandemic on our cost of sales is unclear, we expect cost of sales to fluctuate in a manner consistent with net sales of TYMLOS during the duration of the COVID-19 pandemic.
Research and development expenses— For the three months ended September 30, 2020, research and development expense was $39.5 million compared to $31.8 million for the three months ended September 30, 2019, an increase of $7.7 million, or 24%. This increase was primarily driven by a $11.5 million increase in abaloparatide-patch program costs. This increase was offset by a decrease of $0.1 million in RAD140 program cost, a decrease of $0.1 million in Abaloparatide-SC program cost, a $0.5 million decrease in occupancy and depreciation, a $0.3 million decrease in travel and entertainment expense, a $0.5 million decrease in professional fees, a $0.2 million decrease in compensation expense, and a $2.2 million decrease in elacestrant program costs, which is comprised of a $13.2 million increase in gross program expenses offset by $15.4 million of billed reimbursable expenses. We will be reimbursed for the costs incurred in connection with the elacestrant project pursuant to the terms of the TSA with Berlin-Chemie, under which the Company will perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study until the earlier of the completion of the contemplated services or the filing with the FDA of a NDA for elacestrant.
Selling, general and administrative expenses— For the three months ended September 30, 2020, selling, general and administrative expenses were $33.7 million compared to $35.6 million for the three months ended September 30, 2019, a decrease of $1.9 million, or 5%. This decrease was primarily the result of a $0.8 million decrease in travel and entertainment expenses, a $2.3 million decrease in professional support costs, a $0.5 million decrease in compensation cost, and a $0.1 million decrease in other operating costs. These decreases were partially offset by a $1.8 million increase in occupancy and depreciation costs.
Other expense, net— For the three months ended September 30, 2020, other expense, net of other income, was $87.0 thousand, as compared to other expense, net of other income of $59.0 thousand during the three months ended September 30, 2019. Other expense, net of other income, of $87.0 thousand for the three months ended September 30, 2020 consisted primarily of other taxes and foreign currency revaluation exchange losses. The $59.0 thousand of other expense, net of other income, for the three months ended September 30, 2019 was primarily due to other taxes.
Interest income—For the three months ended September 30, 2020, interest income was approximately $0.2 million compared to $1.0 million for the three months ended September 30, 2019, a decrease of $0.8 million, or 78%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities used to fund operations.
Interest expense—For the three months ended September 30, 2020, interest expense was approximately $7.1 million compared to $6.3 million for the three months ended September 30, 2019, an increase of $0.8 million, or 12%. This increase was the result of continued amortization on the Convertible Notes, as well as addition of the Term Loan and interest expense thereon during the three months ended September 30, 2020.
Results of Operations
Nine Months Ended September 30, 2020 and 2019 (in thousands, except percentages)

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
Revenues:
Product revenue, net	$148,448	$117,652	$30,796	26%
License revenue	27,414	—	27,414	100%
Total revenue	175,862	117,652	58,210	49%
Operating expenses:
Cost of sales - product	11,771	10,809	962	9%
Cost of sales - intangible amortization	599	599	—	—
Research and development, net of amounts reimbursable	123,340	82,230	41,110	50%
Selling, general and administrative	108,356	116,918	(8,562)	(7)%
Loss from operations	(68,204)	(92,904)	24,700	27%
Other (expense) income:
Other expense, net	(144)	21	(165)	(786)%
Interest expense	(20,747)	(18,500)	(2,247)	(12)%
Interest income	1,272	3,105	(1,833)	(59)%
Net loss	$(87,823)	$(108,278)	$20,455	19%

Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the nine months ended September 30, 2020 we recorded approximately $148.4 million of net product revenue compared to $117.7 million for the nine months ended September 30, 2019. The increase in product revenue was driven by an increase in sales volume and increased pricing. Although the potential impact of the COVID-19 pandemic on our product revenue is unclear, we expect net sales of TYMLOS to be negatively impacted by the COVID-19 pandemic into the remainder of 2020, depending on its duration.
License revenue— We have entered into the License Agreement with Berlin-Chemie on July 23, 2020. For the nine months ended September 30, 2020 we recorded approximately $27.4 million in connection with this agreement.
Cost of sales— For the nine months ended September 30, 2020, cost of sales was $12.4 million compared to $11.4 million for the nine months ended September 30, 2019. The increase in cost of sales was driven by the increase in product revenue. Although the potential impact of the COVID-19 pandemic on our cost of sales is unclear, we expect cost of sales to fluctuate in a manner consistent with net sales of TYMLOS during the duration of the COVID-19 pandemic.
Research and development expenses— For the nine months ended September 30, 2020, research and development expense was $123.3 million compared to $82.2 million for the nine months ended September 30, 2019, an increase of $41.1 million, or 50%. This increase was primarily driven by a $36.5 million increase in abaloparatide-patch project costs, a $6.4 million increase in project costs for elacestrant, a $0.5 million increase in abaloparatide-SC project costs, a $0.3 million increase in professional fees services, and a $0.3 million increase in compensation expenses. These increases were partially offset by a $1.0 million decrease in RAD140 project costs, a $0.9 million decrease in occupancy and depreciation costs, and a $1.0 million decrease in travel and entertainment expenses. We will be reimbursed for the costs incurred in connection with the elacestrant project pursuant to the terms of the TSA with Berlin-Chemie, under which the Company will perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study until the earlier of the completion of the contemplated services or the filing with the FDA of a NDA for elacestrant.
Selling, general and administrative expenses— For the nine months ended September 30, 2020, selling, general and administrative expenses were $108.4 million compared to $116.9 million for the nine months ended September 30, 2019, a decrease of $8.6 million, or 7%. This decrease was primarily the result of a $6.3 million decrease in professional fees, a $3.3 million decrease in travel and entertainment expenses and a $0.3 million decrease in other operating expenses. These decreases were offset by a $0.3 million increase in compensation related expenses and an $1.0 million increase in occupancy and depreciation.
Other expense, net— For the nine months ended September 30, 2020, other expense, net of other income, was $144.0 thousand as compared to other expense, net of income, of $21.0 thousand during the nine months ended September 30, 2019. Other expense, net of other income, of $144.0 thousand for the nine months ended September 30, 2020 consisted primarily of other tax expenses. The other expense, net of other income, of $21.0 thousand for the nine months ended September 30, 2019 was primarily due to other taxes and foreign currency revaluation losses.
Interest income—For the nine months ended September 30, 2020, interest income was approximately $1.3 million compared to $3.1 million for the nine months ended September 30, 2019, a decrease of $1.8 million, or 59%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities in the nine months ended September 30, 2020.
Interest expense—For the nine months ended September 30, 2020, interest expense was approximately $20.7 million compared to $18.5 million for the nine months ended September 30, 2019, an increase of $2.2 million or 12%. This increase was the result of continued amortization on our Convertible Notes as well as the addition of the Term Loan and interest expense during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Liquidity and Capital Resources
From inception to September 30, 2020, we have incurred an accumulated deficit of $1,324.4 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash, cash equivalents, marketable securities, and investments balance as of September 30, 2020 was $125.7 million, which included an initial license fee payment of $30.0 million from Berlin-Chemie. We have financed our operations since inception primarily through the public offerings of our common stock, issuance of convertible debt, private sales of preferred stock, and borrowings under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have begun financing a portion of our operations through product revenue.

Based upon our cash, cash equivalents, marketable securities, and investments balance as of September 30, 2020, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, including the license agreement with Berlin-Chemie, we have sufficient capital as well as access to other capital discussed in Note 7, “Term Loan and Credit Facility” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, to fund our development plans, U.S. commercial and other operational activities for at least one year from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our clinical product portfolio with our existing cash, cash equivalents, marketable securities, and investments, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
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
TYMLOS is our only approved product and our business currently depends heavily on its successful commercialization. Successful commercialization of an approved product is an expensive and uncertain process. See “Risk Factors - Risks Related to the Commercialization and Development of Our Product Candidates” set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by the Risk Factors set forth in Part II, “Item IA. Risk Factors” in our Form 10-Q for the quarter ended June, 30, 2020, as amended by the Risk Factors set forth in Part II, “Item 1A. Risk Factors” in this Form 10-Q for the quarter ended September, 30, 2020.
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
Net cash (used in) provided by:
Operating activities	$(46,600)	$(75,011)	$28,411	38%
Investing activities	46,984	98,911	(51,927)	(52)%
Financing activities	11,560	5,709	5,851	102%
Net increase in cash, cash equivalents, and restricted cash	$11,944	$29,609	$(17,665)	(60)%
Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2020 was $46.6 million, which was primarily the result of a net loss of $87.8 million, partially offset by $36.5 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $4.7 million. The $87.8 million net loss was primarily due to abaloparatide-SC program costs, abaloparatide-TD program costs, elacestrant and RAD140 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $36.5 million net non-cash adjustments to reconcile net loss to net cash used in operations primarily included stock-based compensation expense of $19.8 million, amortization of debt discount of $13.3 million, depreciation of $1.6 million, amortization for premium of market securities of $0.2 million and impairment loss on right of use assets of $1.5 million.
Net cash used in operating activities during the nine months ended September 30, 2019 was $75.0 million, which was primarily the result of a net loss of $108.3 million, partially offset by $30.6 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $2.6 million. The $108.3 million net loss was primarily due to abaloparatide-SC program costs, elacestrant and RAD140 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $30.6 million non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $16.9 million, amortization of debt discount of $11.6 million, impairment charge for the right of use operating lease of $0.3 million, depreciation of $1.8 million and loss on fixed asset disposal of $0.2 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2020 was $47.0 million, which was the result of $86.9 million in sales and maturities of marketable securities, partially offset by $39.9 million in purchases of marketable securities.
Net cash provided by investing activities during the nine months ended September 30, 2019 was $98.9 million, which was primarily the result of $135.5 million in sales and maturities of marketable securities, partially offset by $36.6 million in purchases of marketable securities.
Our investing cash flows will be impacted by the timing of our purchases and sales of our marketable securities. Because our marketable securities are primarily short-term in duration, we would not expect our operational results or cash flows to be significantly affected by a change in market interest rates.
Cash Flows from Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2020 was $11.6 million, which consisted of $9.9 million of net proceeds from issuance of term loan and $1.6 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan (“ESPP”).
Net cash provided by financing activities during the nine months ended September 30, 2019 was $5.7 million, which consisted of $3.9 million of proceeds received from exercises of stock options and $1.8 million received upon issuance of common stock under the ESPP.
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
Future minimum payments on our Convertible Notes as of September 30, 2020 are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2020	$—
2021	9,150
2022	9,150
2023	9,150
2024	314,150
Total minimum payments	$341,600
Less: interest	(36,600)
Less: unamortized discount	(96,098)
Less: current portion	—
Long Term Debt	$208,902
Term Loan and Credit Facility
In January 2020, we entered into the Term Loan, as discussed in more detail in Note 7, “Term Loan and Credit Facility,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Future minimum payments on our Term Loan as of September 30, 2020 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2020	$196
2021	786
2022	786
2023	7,044
2024	3,611
Total minimum payments	$12,423
Less: interest	(2,423)
Less: unamortized discount	(59)
Less: current portion	—
Long Term Debt	$9,941
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. We enter into contracts in the normal course of business for marketing and promotion, commercial activities, preclinical and clinical research studies, research supplies, and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts and not included in the table of contractual obligations and commitments. In addition, we have certain obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones, such as the start of a clinical trial, filing of an NDA, approval by the FDA, or product launch. The disclosed balances exclude the potential payments we may be required to make under our agreements because the timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancellable upon written notice by us and therefore, not long-term liabilities. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.
Supply and Manufacturing Agreements
In June 2016, we entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), as amended, pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. We agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, we made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement had an initial term of three years which began on June 1, 2017, after which, it automatically renewed for a two-year term. Following its current term, the agreement automatically renews for additional two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. For the two-year term beginning May 2020, we are required to purchase a minimum number of batches for CHF 1.9 million (approximately $2.1 million).
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
In July 2016, we entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as amended, as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of abaloparatide API. We have agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. We were required to purchase a minimum number of batches annually, equal to €2.9 million ($3.4 million) per year, subject to any annual price adjustments, during the initial term, except in calendar years 2019 and 2020. We were not subject to the minimum purchase requirement in 2019 and are not in 2020.
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
In consideration for these rights, we made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through September 30, 2020. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $28.1 million). In connection with the FDA’s approval of TYMLOS in April 2017, we paid Ipsen a milestone of €8.0 million (approximately $9.4 million) under the License Agreement, which we have recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The License Agreement provides that we are obligated to pay to Ipsen a fixed five percent royalty based on net sales of products containing abaloparatide by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was approximately $2.5 million and $7.4 million for the three and nine months ended September 30, 2020. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Prior to executing the License Agreement for abaloparatide with Radius, Ipsen licensed the Japanese rights for abaloparatide to Teijin. Teijin submitted an NDA for abaloparatide-SC in Japan for the treatment of osteoporosis in patients who are at high risk for fracture. We maintain full global rights to our development program for abaloparatide-patch.
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
In May 2020, 3M announced that it completed its sale of its drug delivery business, which manufactures clinical trial supplies of abaloparatide-patch, to Kindeva Drug Delivery (“Kindeva”), an affiliate of Altaris Capital Partners, LLC. As part of the transaction, 3M retained a minority interest in Kindeva and the Supply Agreement with 3M was transferred to Kindeva.
In June 2009, we entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies for us on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019 and then automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. We pay 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. We have paid 3M approximately $30.2 million, in the aggregate, through September 30, 2020 with respect to performance under the Development Agreement.
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
The Eisai Agreement, as amended, also grants us the right to grant sublicenses with prior written approval from Eisai. If we sublicense the licensed technology to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double-digit percentage of certain fees received from such sublicensee and royalties in the low single-digit range based on net sales of the sublicensee. In connection with the Berlin-Chemie exclusive license, we granted to Berlin-Chemie to develop and commercialize products containing elacestrant (RAD1901) worldwide and we are obligated to pay Eisai a fee of $3.0 million in accordance with the Eisai Agreement. The Eisai Agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic versions of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.
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
We are exposed to market risk related to changes in interest rates. As of September 30, 2020, we had cash, cash equivalents, restricted cash, marketable securities and investments of $126.3 million, consisting of cash, money market funds, domestic corporate debt securities, domestic corporate commercial paper and agency bonds. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Because our marketable securities are short-term in duration, and have a low risk profile, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments. We carry our investments based on publicly available information. As of September 30, 2020, we did not have any hard-to-value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 4.   Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we are party to litigation arising in the ordinary course of our business. As of September 30, 2020, we were not party to any significant litigation.
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

The Company reviewed its risk factors as of September 30, 2020 and determined that there were no material changes from the ones set forth in its Annual Report on Form 10-K for the year ended December 31, 2019, other than those included below.

The ongoing COVID-19 pandemic is having and is expected to continue to have an adverse impact on our business, financial condition and results of operations, including our commercial operations and sales, clinical trials, preclinical studies, and employees.

Since December 2019, a novel strain of coronavirus, SARSCoV-2, which causes coronavirus disease 2019 (COVID-19), has spread to multiple countries, including the United States. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures.

In response to the spread of SARS-CoV-2 and COVID-19, in March 2020, we closed our administrative offices and as of September 30, 2020, they remain closed, with our employees continuing their work outside of our offices. We have selectively resumed in-person interactions by our customer-facing personnel in compliance with local and state restrictions. We also continue to engage with customers virtually as we seek to continue to support healthcare professionals and patient care. However, our ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when our offices will reopen and these interactions will be fully resumed.

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
While we have completed enrollment in our Phase 3 trials, we may experience slowdown or disruption to our trials if infection levels surge.

Successful clinical trials are dependent upon global clinical trial sites, many of which are being adversely affected by the current pandemic. We are currently conducting clinical trials for our product candidates in many countries, including the United States, European Union, Canada, United Kingdom, Australia, South Korea, Argentina, and Israel, and may expand to other geographies. Many of the regions in which we operate are currently being, or may in the future be, affected by the COVID-19 pandemic. We are following health authority guidance regarding missed study visits and procedures. Some factors from the

COVID-19 outbreak that may delay or otherwise further adversely affect enrollment in the clinical trials of our product candidates, as well as adversely impact our business generally, include:

•increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits, particularly for older patients with a higher risk of contracting COVID-19;
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
We have experienced adverse impacts on our business for the quarter ended September 30, 2020 due to the global outbreak of COVID-19. The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, and business operations, as well as the broader U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, and national markets.
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
•licensees and/or collaborators may de-emphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
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

EXHIBIT INDEX
Unless otherwise indicated, all references to previously filed Exhibits refer to the Company’s filings with the Securities and Exchange Commission, under File No. 001-35726.

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation	8-K	001-35726	3.1	6/13/2014

3.2	Amended and Restated By-Laws	8-K	001-35726	3.1	3/2/2018

10.1 ^	License Agreement, dated as of July 23, 2020, by and between the Company and Berlin-Chemie AG					*

10.2	Partial Release and Acknowledgement Agreement, dated as of July 23, 2020, by and between the Company and MidCap Financial Trust					*

10.3	General Release of Claims, dated as of September 22, 2020, by and between the Company and Jose (Pepe) Carmona					*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)					*

^ Pursuant to 17 C.F.R §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly.

*     Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ G. Kelly Martin
G. Kelly Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020

	By:	/s/ Dan Dolan
Dan Dolan
Head of Financial Planning and Analysis, Treasurer
(Principal Accounting and Financial Officer)

Date: November 5, 2020