Form 10-K
period 2020-12-31
Radius Health, Inc.
filed 2021-02-25
CIK 1428522

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-35726
Radius Health, Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0145732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22 Boston Wharf Road, 7th Floor
Boston, Massachusetts 02210
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2020 was $0.6 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 22, 2021: 46,894,429
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Radius Health, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
        This report, including in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include, among other things, statements about:
•our expectations regarding commercialization of TYMLOS® in the U.S., including our market access coverage expectations;
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
•the direct and indirect impact of the COVID-19 pandemic on the U.S. and global economies and our business and operations, including sales, expenses, supply chain, manufacturing, research and development costs, clinical trials and employees;
•our plans with respect to collaborations and licenses related to the development, manufacture or sale of TYMLOS and our investigational product candidates;
•our goals and expectations with respect to development and commercialization of RAD011, our newly acquired assets related to formulations of cannabidiol (“CBD”) related to the oral administration of a solution of CBD for therapeutic use in humans or animals;
•our plans with respect to expanding our product portfolio;
•our plans and expectations with respect to our intellectual property profile;
•our expectations regarding the timing of our regulatory submissions;
•our expectations for our Phase 3 studies of abaloparatide-SC for men and abaloparatide transdermal system (abaloparatide-TD) or our other clinical trials, including projected costs, study designs or the timing for initiation, recruitment, completion, or reporting top-line data;
•the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;
•the safety profile and related adverse events of TYMLOS and our investigational product candidates;
•our expectations regarding federal, state and foreign regulatory requirements;
•our expectations as to future financial performance, expense levels, future payment obligations and liquidity sources; and
•our ability to attract, motivate, and retain key personnel;
        The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, the uncertainties inherent in commercializing pharmaceutical products or the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities and patent and trademark authorities and offices, our ability to attract and retain customers, our development activities and those other factors we discuss in Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. These risk factors are not exhaustive and other sections of this report may include additional factors which could adversely impact our business and financial performance.

PART I
ITEM 1.    BUSINESS.
        Unless otherwise provided in this report, all references in this report to “we,” “us,” “Radius,” “our company,” “our,” or the “Company” refer to Radius Health, Inc. and our subsidiaries.
Overview
We are a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine and other therapeutics.
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of January 1, 2021, TYMLOS was available and covered for approximately 267 million U.S. insured lives, representing approximately 99% of U.S. Commercial and 83% of Medicare Part D insured lives.
We are conducting additional research towards potential additional indications for TYMLOS, including a clinical trial in men with osteoporosis and a bone histomorphometry study evaluating the early effects of TYMLOS on tissue-based indices of formation in postmenopausal women. We are also developing an abaloparatide transdermal system (“abaloparatide-TD”), for potential use in the treatment of postmenopausal women with osteoporosis. We initiated our Phase 3 wearABLe study of abaloparatide-TD in August 2019 and completed enrollment in September 2020.
As part of our ongoing initiatives to expand our product portfolio, in December 2020, our wholly owned subsidiary, Radius Pharmaceuticals, Inc., entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of cannabidiol (“CBD”) related to the oral administration of a solution of CBD for therapeutic use in humans or animals (“RAD011”). RAD011 was granted fast track designation by the FDA in 2017 and orphan drug designation in August 2020 for the treatment of hyperphagia behavior and weight loss in patients with Prader-Willi syndrome (“PWS”).
In July 2020, we entered into a license agreement with Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), worldwide. Elacestrant is being developed for potential use in the treatment of hormone receptor-positive breast cancer.
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
Our Marketed Product and Investigational Product Candidates
The success of our business is primarily dependent upon our ability to maximize the commercialization of TYMLOS and to develop and commercialize our current and future product candidates. We hold worldwide commercialization rights for these product candidates, other than abaloparatide for subcutaneous injection (“abaloparatide-SC”), for which we hold worldwide commercialization rights except in Japan and Canada, where we have entered into exclusive license and development agreements for abaloparatide-SC, and elacestrant, for which we have licensed our rights to Berlin-Chemie. The following table illustrates the current and/or expected status of our clinical trials and investigational product portfolio.

Preclinical | Phase 1 | Phase 2 | Phase 3 | Regulatory Review

Abaloparatide-SC

Being developed for potential treatment of men with osteoporosis.
Anabolic Subcutaneous Injection

Abaloparatide Patch

Being developed for potential treatment of postmenopausal women with osteoporosis.
Patch

Elacestrant (RAD1901)

Being developed for potential treatment of patients with ER+ breast cancer.
Oral

RAD011

Being developed for potential use in patients with Prader-Willi syndrome (PWS).
Oral Solution

Our Strategy
To achieve our corporate and strategic goals, we plan to:
•Expand use of TYMLOS and abaloparatide-SC. We commenced U.S. commercial sales of TYMLOS in May 2017 and we remain focused on growing our U.S.-based sales through a refined focus on patients with a high risk of fracture. We intend to continue to expand our global abaloparatide footprint, including through our collaboration with Teijin Limited (“Teijin”) in Japan.
•Expand abaloparatide's market potential through continued abaloparatide research and development activities. We are conducting additional research towards potential additional indications for TYMLOS, including a clinical trial in men with osteoporosis that we initiated in March 2018, which, if successful, will form the basis of a supplemental New Drug Application (“NDA”) seeking to expand the use of TYMLOS to increase bone mass in men with osteoporosis at high risk for fracture. We completed patient enrollment in September 2020 and expect to report top-line data from the study in the second half of 2021. In May 2020, we also announced that our bone histomorphometry study, which evaluated the early effects of TYMLOS on tissue-based indices of formation in postmenopausal women, met its primary endpoint of change from baseline to 3 months in mineralizing surface in the cancellous bone envelope (one of the dynamic indicators of bone formation). We presented data from this study in September 2020.
We are developing our investigational abaloparatide-TD as a short-wear-time transdermal patch. In May 2019, we received a special protocol assessment agreement from the FDA for our Phase 3 (wearABLe) study of abaloparatide-TD, which means the FDA considers the study design to be adequate and well-controlled to support marketing approval provided the study endpoints are achieved. We initiated our Phase 3 wearABLe study of abaloparatide-TD in August 2019 and completed enrollment in September 2020. We expect to report top-line data from the study in the second half of 2021.
•Develop our new CBD asset, RAD011. In December 2020, we acquired certain assets related to formulations of CBD related to the oral administration of a solution of CBD for therapeutic use in humans or animals. RAD011 was granted fast track designation by the FDA in 2017 and orphan drug designation in August 2020 for the treatment of hyperphagia behavior and weight loss in patients with PWS. We plan to request a meeting with the FDA to discuss initiation of a pivotal Phase 2/3 study for treatment of PWS.
•Continue to expand our product portfolio.  We plan to leverage our drug development expertise to discover and develop additional investigational product candidates. We may consider opportunistically expanding our product portfolio within these areas through in-licensing, acquisitions or partnerships.
Abaloparatide
We have developed or are developing two formulations of abaloparatide: abaloparatide-SC and abaloparatide-TD.

Abaloparatide-SC
In April 2017, the FDA approved TYMLOS (abaloparatide-SC) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. The first commercial sales of TYMLOS in the United States occurred in May 2017 and as of January 1, 2021, TYMLOS was available and covered for approximately 267 million U.S. insured lives, representing approximately 99% of U.S. Commercial and 83% of Medicare Part D insured lives.
We are commercializing TYMLOS in the United States through our commercial organization. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan and Canada, where we are entitled to receive milestones and royalties based on the development and commercialization of abaloparatide-SC under our license and development agreements.
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
On July 30, 2020 the United States Patent Office extended the term of US patent 7,803,770 (Method of Treating Osteoporosis Comprising Administration of PTHRP Analog) by 1,303 days. As a result, the term of U.S. Patent No. 7,803,770 has been extended until April 28, 2031. US Patent 7,803,770 is listed in the FDA Orange book and covers TYMLOS.
Abaloparatide-TD
We are also developing abaloparatide-TD, based on Kindeva’s patented Microstructured Transdermal System technology, for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-TD technology, except in Canada, where we have entered into an exclusive license agreement with respect to abaloparatide-TD, and are developing abaloparatide-TD toward future global regulatory submissions to build upon the potential success of TYMLOS. Our development strategy for abaloparatide-TD is to bridge to the established efficacy and safety of our approved abaloparatide-SC formulation.
In May 2019, we received a special protocol assessment (“SPA”) agreement from the FDA for our Phase 3 study of abaloparatide-TD, which means the FDA considers the study design to be adequate and well-controlled to support marketing approval provided the study endpoints are achieved. We initiated our Phase 3 wearABLe study of abaloparatide-TD in August 2019 and completed enrollment in September 2020. We expect to report top-line data from the study in the second half of 2021. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, BMD non-inferiority bridging study with an enrollment of approximately 500 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-TD to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-TD minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%.
In July 2019, we obtained preliminary results from a patient assessment study which evaluated self-administration of abaloparatide-TD over 29 days in 22 post-menopausal women with low bone density. Study patients were observed at a study site on the first, 15th and 29th day of the study. Top-line results showed that study patients were able to follow the instructions for use (“IFU”) and applied the patches accurately on 99.7% of all applications. The safety data from this study showed that most of the study patients had mild, transient redness at the application site. The mean subject acceptability score on a 5-point scale was 4.5, 4.6 and 4.5 on day 1, 15 and 29, respectively. The laboratory data from this study included an exploratory assessment of PINP, a biomarker that indicates bone formation. At baseline the median PINP level in this study was 50.5 ng/ml, increasing to a median value of 100.1 ng/ml at day 29, while, by comparison, the median PINP values observed with abaloparatide-SC in the ACTIVE study were 50.6 ng/ml at baseline and 100.5 ng/ml at one month.
In December 2019, we aligned with the FDA on requirements for NDA filing.
Our new CBD asset, RAD011
As part of our ongoing initiatives to expand our product portfolio, on December 30, 2020, our wholly-owned subsidiary, Radius Pharmaceuticals, Inc., entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to oral liquid formulations of cannabidiol (“CBD”) related to the oral administration of an oral liquid formulation of CBD for therapeutic use in humans or animals (“RAD011”). RAD011 was granted fast track designation by the U.S. Food and Drug Administration (“FDA”) in 2017 and orphan drug designation in August 2020 for the treatment of hyerphagia behavior and weight loss in patients with Prader-Willi syndrome (“PWS”). We plan to request a meeting with the FDA to discuss initiation of a pivotal Phase 2/3 study for treatment of PWS.
Our Oncology Portfolio
Given our refined focus on growing our TYMLOS and abaloparatide-SC business and expanding our product portfolio, we evaluated all strategic options for our oncology assets in 2020 and entered into a license agreement with Berlin-Chemie AG, a company of the Menarini Group, for the exclusive license of elacestrant, and completed the divestment of our oncology program in September 2020, when we sold RAD140, our internally discovered SARM, to Ellipses Pharma.
Manufacturing
We do not own or operate manufacturing facilities for the production of TYMLOS or any of our investigational product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future.
Abaloparatide, the active pharmaceutical ingredient (“API”) for both TYMLOS and abaloparatide-TD, is manufactured for us on a contract basis by Polypeptide Laboratories Holding (PPL) AB (“PPL”), as successor-in-interest to Lonza Group Ltd., using a solid phase peptide synthesis assembly process, and purification by high pressure liquid chromatography. Abaloparatide for TYMLOS is supplied as a liquid in a multi-dose cartridge for use in a pen delivery device. The components of the pen delivery device are manufactured by Ypsomed AG (“Ypsomed”). The multi-dose cartridges and pen delivery device are filled, assembled and packaged by Vetter International GmbH (“Vetter”).
Abaloparatide-TD drug product is manufactured by Kindeva, based on their patented microneedle technology to administer drugs through the skin, as an alternative to subcutaneous injection. In partnership with 3M, prior to 3M’s sale of its drug delivery business to Kindeva, we selected Thermo Fisher to conduct the abaloparatide-TD coating process and packaging operations.
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
Abaloparatide
We acquired and maintain exclusive worldwide rights, excluding development and commercialization rights for Japan and Canada, to certain patents, data and technical information related to abaloparatide through a license agreement with an affiliate of Ipsen Pharma SAS ("Ipsen"). Patents covering the composition of matter of abaloparatide (e.g., U.S. Patent No. 5,969,095), expired in 2016. The subcutaneous formulation of abaloparatide for use in treating osteoporosis is covered by Orange Book-listed U.S. Patent No. 7,803,770, which expires on April 28, 2031. The therapeutic formulation for abaloparatide-SC is covered by Orange Book-listed U.S. Patent No. 8,148,333 until November 8, 2027 and Orange Book-listed U.S. Patent No. 8,748,382 until October 3, 2027. Related patents granted in Australia, Brazil, China, Europe, Hong Kong, Israel, Japan, South Korea, Mexico, Norway, New Zealand, and Singapore and additional patent applications pending in Brazil and Canada, will have a patent expiration date of 2027, not taking into account extension under any applicable laws. Patent applications covering various aspects of abaloparatide for microneedle application have been granted in the United States and additional patent applications are currently pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, Mexico, New Zealand, and Singapore. These patents and applications are co-owed with, and licensed from, Kindeva. The issued patents and any patents that might issue from the pending applications will have a statutory expiration dates of 2036, not taking into account extension under any applicable laws.
We own the federal trademark registration in the United States for Radius® in association with pharmaceuticals and TYMLOS® for use in the treatment of bone diseases. In addition, we own the federal trademark registrations for TYMLOS in Canada, the European Union and Mexico; Radius in Mexico and Europe; and trademark applications on potential brand names for our product candidates in the U.S. and in other countries.
Elacestrant (RAD1901)
In July 2020, we entered into a license agreement with Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant worldwide.
RAD011
In December 2020, our wholly owned subsidiary, Radius Pharmaceuticals, Inc., entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of cannabidiol (“CBD”) related to the oral administration of a liquid formulation of CBD for therapeutic use in humans or animals (“RAD011”). The acquired assets include issued patents in Australia and Japan and pending patent applications in Australia, Canada, the People’s Republic of China, the European Patent Office, Japan, Israel, Mexico, New Zealand, South Africa, and the U.S.
Competition
The development and commercialization of new products to treat the targeted indications of our marketed and investigational product candidates is faces some competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies that currently market and/or are seeking to develop products for similar indications. Many of our competitors have comparable resources to us, including financial, manufacturing, marketing, research and drug development resources. In addition, some of these companies have longer operating histories and more experience than us in preclinical and clinical development, manufacturing, regulatory and global commercialization, while others have less experience.
Abaloparatide
Osteoporosis drugs currently available in the United States include anti-resorptive agents, anabolic agents, and an agent that has both anabolic and anti-resorptive characteristics. Anti-resorptive agents including bisphosphonates, estrogen, SERMs and Amgen's Prolia are the most common treatments for osteoporosis. Teriparatide, marketed by Lilly under the name Forteo/Forsteo (outside the U.S.), is one of two other anabolic drug targeting the PTH receptor approved in the United States for the treatment of osteoporosis. In 2020, Pfenex, Inc., which was acquired by Ligand Inc., along with its commercialization partner Alvogen began marketing another teriparatide injection drug, Bonsity. We are aware of companies pursuing development in the United States of biosimilar and/or generic versions of teriparatide through various regulatory pathways, including Teva Pharmaceutical Industries, Ltd., under regulatory review and APOTEX, under regulatory review. We believe other companies may be in earlier stages of development of a generic version of teriparatide. Romosozumab, an anti-sclerostin monoclonal antibody for the treatment of osteoporosis, marketed by Amgen and UCB under the name Evenity, received marketing approval in Japan in January 2019, the United States in April 2019, and the European Union in December 2019. In

addition, we may also face competition from companies that seek to market generic versions of TYMLOS through an abbreviated new drug (“ANDA”) application.
Other organizations are also working to develop new therapies to treat osteoporosis. For example, we are aware that Corium is developing a transdermal formulation of parathyroid hormone (“PTH”) (1-34) that is in Phase 2 clinical development and which, if approved, would compete with abaloparatide-TD, if approved.
RAD011
We expect to develop RAD011 for treatment of hyperphagia related to Prader-Willi syndrome. While there is no treatment for Prader-Willi syndrome (“PWS”) currently approved in the United States, there have been select competitive molecules in development, including intranasal carbetocin for the treatment of hyperphagia and behavior associated with PWS, by Levo Therapeutics Inc.; intranasal oxytocin for the treatment of hyperphagia in PWS by Montefiore Medical Center; cannabidivarin for treatment of irritability, restricted/repetitive behaviors, hyperphagia in PWS, by GW Pharmaceuticals plc; CSTI-500 for the treatment of hyperphagia in PWS, by ConSynance Therapeutics Inc.; HM04 for the treatment of hyperphagia in PWS, by Helsinn Group; GDD3898 for the treatment of etabolic conditions associated with PWS, by Lipidio Pharmaceuticals Inc.; NS200 to suppress food intake and mood disorders in PWS, by Neuracle Science; OPN-300 for the treatment of PWS, by OptiNose Inc.; RM-853 for the treatment of PWS, by Rhythm Pharmaceuticals; and Tesomet for the treatment of hyperphagia in PWS, by Saniona AB.
We cannot assure you that any of our current investigational product candidates, if successfully developed and approved, will be able to compete effectively against these, or any other competing therapeutics that may become available on the market.
Collaborations and License Agreements
Kindeva
In February 2018, the Company entered into a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of an abaloparatide-coated transdermal patch product (“Product”) and associated applicator devices (“Applicator”). In May 2020, 3M announced that it completed its sale of its drug delivery business to Kindeva Drug Delivery (“Kindeva”), an affiliate of Altaris Capital Partners, LLC (“Altaris”). The Supply Agreement was assigned to Kindeva as part of the transaction. Under the Supply Agreement, Kindeva will manufacture Product and Applicator for the Company according to agreed-upon specifications in sufficient quantities to meet the Company’s projected supply requirements. Kindeva will manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity the Company orders. The Company will pay Kindeva a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse Kindeva for certain capital expenditures incurred to establish commercial supply of Product. The Company is responsible for providing, at its expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, Kindeva and the Company have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology.
The initial term of the Supply Agreement began on its effective date, February 27, 2018, and will continue for five years after the first commercial sale of Product. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. The Company may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting Product, if it is unable to obtain U.S. regulatory approval for Product within a certain time period, or if it ceases development or commercialization of Product. Kindeva may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to Product, if the Company is unable to obtain U.S. regulatory approval for Product within a certain time period, or if the Company fails to order Product for a certain period of time after commercial launch of the Product in the U.S. Upon certain events of termination, Kindeva is required to transfer the manufacturing processes for Product and Applicator to the Company or a mutually agreeable third party and continue supplying Product and Applicator for a period of time pursuant to the Company’s projected supply requirements.
In partnership with 3M, prior to 3M’s sale of its drug delivery business to Kindeva, the Company selected Thermo Fisher to conduct the abaloparatide-TD coating process and packaging operations. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of Product. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the second quarter of 2021. In addition, there are cancellable purchase commitments in place to fund the facility build out and future purchases of capital equipment. The Company has paid 3M and Kindeva approximately $30.0 million, in the aggregate, through December 31, 2020 with respect to performance under the Supply Agreement, including the purchase of capital equipment.
In June 2009, the Company entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019, after which it automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company pays 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. The Company has paid 3M approximately $30.2 million, in the aggregate, through December 31, 2020 with respect to services and deliverables delivered pursuant to the Development Agreement.
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
In consideration for these rights, to date, the Company has made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through December 31, 2020. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $29.5 million). In connection with the FDA’s approval of TYMLOS in April 2017, the Company paid Ipsen a milestone of €8.0 million (approximately $8.7 million on the date paid) under the License Agreement, which the Company recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The agreement also provides that the Company will pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was $10.4 million, $8.7 million and $5.0 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively, and is included within cost of sales within the consolidated statement of operations and comprehensive loss. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Berlin-Chemie
In July 2020, the Company entered into a license agreement (“License Agreement”) with Berlin-Chemie under which the Company granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901) worldwide.

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
Supply and Manufacturing Agreements
In June 2016, we entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide, the API for TYMLOS. We agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, we made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renewed for a two-year term. Following its current term, the agreement automatically renews for additional two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. For the two-year term beginning May 2020, we are required to purchase a minimum number of batches CHF 1.9 million ($2.2 million).
In June 2016, we entered into a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product, to fill cartridges with the drug product, to assemble the pen delivery device, and to package and label the pen for commercial distribution. We agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company has agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement had an initial term of five years, which began on January 1, 2016, after which, it automatically renewed for a two-year term and will automatically renew for additional two-year terms thereafter unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
In July 2016, we entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The agreement has an initial term of six years, which began on June 28, 2016, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term. The Company was required to purchase a minimum number of batches annually, equal to €2.9 million ($3.6 million) per year, subject to any annual price adjustments, during the initial term, except in calendar years 2019 and 2020. The Company was not subject to the minimum purchase requirement in 2019 and 2020.

Government Regulation
United States—FDA Product Approval Process
The research, development, testing, manufacture, labeling, promotion, marketing, advertising, and distribution, among other things, of our products and product candidates are extensively regulated by governmental authorities in the United States and other countries. In the United States, the U.S. Food and Drug Administration (“FDA” or the “Agency”) regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), imposition of clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. We have active investigational new drug (“IND”) applications for abaloparatide, elacestrant and RAD011 in the United States, with the goal of filing an NDA for each product candidate.
Approval Process—We are not permitted to market our product candidates in the United States until we receive FDA approval of an NDA. The steps required to be completed before a drug may be marketed in the United States include, among others:
•preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;
•submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin and for which progress reports must be submitted annually to the FDA;
•approval by an independent institutional review board (“IRB”) or Ethics Committee at each clinical trial site before each trial may be initiated;
•adequate and well-controlled human clinical trials, conducted in accordance with applicable IND regulations, Good Clinical Practices (“GCP”), and other clinical trial related regulations, to establish the safety and efficacy of the drug for each proposed indication to FDA’s satisfaction;
•submission to the FDA of an NDA and payment of user fees for FDA review of the NDA (unless a fee waiver applies);
•satisfactory completion of an FDA pre-approval inspection of one or more clinical trial site(s) at which the drug was studied in a clinical trial(s) and/or of us as a clinical trial sponsor to assess compliance with GCP regulations;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practices (“cGMPs”) regulations;
•agreement with FDA on the final labeling for the product and the design and implementation of any required Risk Evaluation and Mitigation Strategy (“REMS”); and
•FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review, if applicable, based on a determination that the drug is safe and effective for the proposed indication(s).
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
•Phase 1—Phase 1 clinical trials involve initial introduction of the study drug in a limited population of healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the study drug in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•Phase 2—Phase 2 clinical trials typically involve administration of the study drug to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3—Phase 3 clinical trials typically involve administration of the study drug to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the study drug and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.
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
Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific time frames to the National Institutes of Health for public dissemination on the Clinicaltrials.gov data registry.
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
The results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more proposed indications. The testing and approval process requires substantial time, effort and financial resources. Unless the applicant qualifies for an exemption, the filing of an NDA typically must be accompanied by a substantial “user fee” payment to the FDA. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the product in the proposed patient population to the satisfaction of the FDA. After an NDA is accepted for filing, the FDA substantively reviews the application and may deem it to be inadequate, and companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved, but is not bound by the recommendations of the advisory committee.
Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and determine whether the manufacturing and production and testing facilities are in compliance with cGMP regulations. The FDA also may audit the clinical trial sponsor and one or more sites at which clinical trials have been conducted to determine compliance with GCPs and data integrity. If the NDA and the manufacturing facilities are deemed acceptable by the FDA, it may issue an approval letter, and, if not, the Agency may issue a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the drug with specific prescribing information for a specific indication(s). A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the

FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also require, as a condition of NDA approval, post-marketing testing and surveillance to monitor the drug’s safety or efficacy or impose other conditions, or a REMS that may include both special labeling and controls, known as Elements to Assure Safe Use, on the distribution, prescribing, dispensing and use of a drug product. Once issued, the FDA may withdraw product approval if, among other things, ongoing regulatory requirements are not met, certain defects exist in the NDA, or safety or efficacy problems occur after the product reaches the market.
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
Post-Approval Requirements— Even after a drug has been approved by the FDA, the FDA may impose certain post-approval requirements, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to comply with ongoing regulatory requirements governing manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current GCP regulations for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents. Future FDA inspections may identify compliance issues at the facilities of our third-party contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, including recall or withdrawal of the product from the market, labeling changes, imposition of REMS, or the requirement to conduct additional studies.
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
The Hatch-Waxman Act provides five years of data exclusivity for new chemical entities (“NCE”) referred to as NCE exclusivity, which generally (except as discussed below) prevents the FDA from accepting ANDAs containing the protected active ingredient or active moiety for five years after initial approval of the NCE. A drug is a NCE if the FDA has not previously approved an NDA for another drug that contains the same active moiety, which FDA defines to mean the molecule or ion (excluding certain specified appended portions) responsible for the physiological or pharmacological action of the drug substance. TYMLOS qualified as an NCE, thus received five years of NCE exclusivity following the FDA’s approval in April 2017. Under FDA’s “umbrella policy,” NCE exclusivity protects all drug products that contain the qualifying NCE, so if abaloparatide-TD is approved prior to the expiration to the NCE exclusivity granted to TYMLOS, we would expect abaloparatide-TD to be protected by any remaining NCE exclusivity period.
Additionally, the Hatch-Waxman Act requires NDA applicants and NDA holders to submit certain information about patents related to their drugs for listing in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book).
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
National authorization procedure—Pure national authorization procedure is applicable where the applicant intends to market the product only in one Member State. However, if an applicant intends to market the product in two or more Member States, there are two other possible regulatory procedures for products that fall outside the scope of the mandatory or the optional centralized procedure:
•Decentralized procedure.  Where a medicinal product has not been authorized anywhere in the EEA and the product does not fall within the mandatory centralized procedure, an applicant may request a Member State to act as the Reference Member State to lead the assessment of the marketing authorization for it to be considered by the selected number of Member States which are concerned by the procedure. A positive decision adopted during the decentralized procedure will result in national marketing authorizations being granted by the Reference and Concerned Member States. Concerned Member States may refuse to approve the assessment made by the Reference Member State only on the basis of a potential serious risk to public health. In these circumstances, the disputed elements are be referred to the Heads of Medicines Agencies (“CMDh”) for review. This review, which may also be escalated to the CHMP in case of disagreement in CMDh would result in a decision by the European Commission. This decision is binding on all EU Member States.
•Mutual recognition procedure.  Where the medicinal product has been authorized in an EU Member State, the applicant can request the Member State to act as the Reference Member State for the national marketing authorization to be recognized progressively in the other Concerned Member States.
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
Pricing and Reimbursement

In the United States and internationally, the commercial success of any products we market, or may market in the future, is dependent, in significant part, on the scope of coverage and amount of reimbursement from third-party payors such as government health programs and private health insurance. Third-party payors are increasingly focused on controlling the costs of drug products by managing utilization and reducing payments for drugs. Third party payor initiatives to do so include establishing formularies that limit coverage of drug products and create financial incentives for patients to use lower cost drugs (through implementation of differential cost-sharing) or requiring prescribing physicians to demonstrate medical necessity for a drug product for a particular patient before coverage will be authorized (prior authorization). Pharmaceutical manufacturers may be required by law or market conditions to provide discounts or rebates to third party payors or purchasers in order to ensure coverage or sales of drug products. Coverage and payment of drug products is subject to ongoing scrutiny and reform efforts. Future legislation or other action by government authorities in the United States and other jurisdictions could affect pricing, coverage and reimbursement for the products we market and may develop in the future. Any such legislation could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.
Within the United States, coverage and reimbursement for products can differ significantly from third-party payor to third-party payor. One third party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the drug product. As a result, the coverage determination process usually requires manufacturers to provide scientific and clinical support for the use of their products to each payor separately and can be a time consuming process. Additionally, obtaining coverage does not mean that reimbursement for covered drugs will be adequate. A significant proportion of patients eligible for TYMLOS are Medicare beneficiaries. Drugs like TYMLOS that are dispensed by pharmacies to patients for self-administration are potentially eligible for coverage under Medicare Part D. Medicare Part D is a voluntary program that offers prescription drug coverage through private plans to members enrolled with the plan. Medicare Part D coverage may vary from plan to plan and the plans may implement formularies and certain utilization management activities as well as negotiate rebates with pharmaceutical manufacturers to manage access and costs. Manufacturers must also provide discounts on Medicare Part D brand name prescription drugs sold to Medicare beneficiaries in the Medicare Part D coverage gap (i.e., the so called “donut hole”).
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
Sales and Marketing
The FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. If a product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with advertising and promotion requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as ‘‘off-label use’’), monitoring and record-keeping activities, reporting of adverse events, product sampling and distribution restrictions, and limitations on industry sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or an NDA supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.
Within the United States, we are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid). Federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the federal False Claims Act (“FCA”). Violations of these laws can result in imprisonment, criminal fines, penalties or exclusion from participation in government health care programs. Given the broad scope of these laws, our activities could be subject to scrutiny under the laws. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.
The federal anti-kickback statute generally prohibits, among other things, a pharmaceutical manufacturer from directly or indirectly soliciting, offering, receiving, or paying any remuneration in cash or in kind where one purpose is either to induce the referral of an individual for, or the purchase or prescription of, a particular drug that is payable by a federal health care program. A person or entity does not need to have actual knowledge of the statute or a specific intent to violate the statute. A claim arising from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the FCA.
Federal and state false claims laws generally prohibit anyone from knowingly and willfully, among other activities, presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for drugs or services that are false or fraudulent (which may include claims for services not provided as claimed or claims for medically unnecessary services). There is also a criminal FCA statute by which individuals or entities that submit false claims can face criminal penalties. In addition, under the federal civil monetary penalty law, the Department of Health and Human Services Office of Inspector General has the authority to exclude from participation in federal health care programs or to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. A federal healthcare fraud statute prohibits the knowing and willful execution, or attempt to execute, a scheme to defraud a health care benefit program, including private health plans, or obtain, through false or fraudulent pretenses, money or property owned by, or under the custody or control of, such a health care benefit program.
The majority of states also have anti-kickback, false claims, and similar fraud and abuse laws and although the specific provisions of these laws vary, their scope is generally broad, and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices.
Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”). State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Manufacturers must also submit information to the FDA on the identity and quantity of drug samples requested and distributed by a manufacturer during each year. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, our activities could be subject to the penalty provisions of the pertinent federal and state laws and regulations.
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
Human Capital
At Radius, attracting and developing high-performing team members is key to our success. As of December 31, 2020, we employed 310 full-time employees. Of the total 310 employees, 79 were engaged in research and development activities, 56 were engaged in support administration, including business development and finance, and 175 were part of our commercial organization. We use and intend to continue using clinical research organizations and other third parties to perform our clinical studies and manufacturing.
We also seek to build a diverse and inclusive workplace. Our employee base was comprised of 58% females and 42% males, and was comprised of the following ethnicities as of December 31, 2020: 78% White, 8% Asian, 7% Hispanic, 4% Black, 2% two or more races, and 0.3% additional groups (including American Indian or Alaska Native). We will continue to support the diversification of our workforce through recruiting, retention, employee development and inclusion efforts.
Our compensation package is competitive and designed to attract, retain, and motivate talented and high-performing team members who have relevant, critical skills and experience which are important to the achievement of our business objectives. Our employees’ total compensation package includes market-competitive salary, bonuses or sales commissions, and equity. We also offer a wide range of benefits across areas such as health, family, and finance, which include but are not limited to healthcare, financial wellness and retirement planning programs, employee assistance programs, generous paid time off, and fitness benefits.
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
Legal Proceedings
From time to time, we are party to litigation arising in the ordinary course of our business. As of February 1, 2021, we were not party to any significant litigation.
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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, conditions and financial results.
Risks Related to Our Financial Position and Need for Capital
•We are not currently profitable and may never become profitable.
•Unless and until we become profitable, we may need to raise additional capital, which may not be available on favorable terms, if at all, in order to continue operating our business.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Risks Related to the Commercialization and Development of Our Product Candidates
•We are heavily dependent on the commercial success of TYMLOS; we may not be able to meet expectations with respect to TYMLOS sales or attain or maintain profitability and positive cash-flow from operations.
•Our current and future product candidates may never receive regulatory approval.
•We may never receive approval for, or commercialize, our products outside of the United States.
•Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
•We have sold or licensed our oncology assets; however there can be no assurance that those or other transactions will yield additional value for stockholders.
•The results of clinical trials may not support our product candidate claims.
•If serious adverse or undesirable side effects are identified during the development or commercialization of our product candidates, we may need to abandon our development or commercialization of some of our product candidates or products.
•Any product candidate for which we have or obtain marketing approval, including TYMLOS, is subject to restrictions or potential withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.
•The commercial success of TYMLOS and any product candidates that we may develop and that may be approved will depend upon the degree of market acceptance by regulators, key opinion leaders, physicians, patients, third-party payors and others in the medical community.
•Our ability to successfully commercialize products depends in part on the extent to which coverage and reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government authorities and health benefit programs, private health insurers and other organizations.
•We may expend resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Risks Related to Our Dependence on Third Parties
•We currently rely on third parties to manufacture TYMLOS and to produce our product candidates; our dependence on these parties, including any inability on our part to accurately anticipate product demand and timely secure manufacturing capacity to meet commercial or clinical product demand may impair the commercialization of TYMLOS and the research and development activities and potential commercialization of our product candidates.

•We have entered into, and in the future may enter into, licenses and/or collaborations with third parties for the development and commercialization of our product candidates. If those licenses and/or collaborations, are not successful, we may not be able to capitalize on the market potential of these product candidates.
Risks Related to Marketing and Sale of Our Products
•If we are unable to maintain appropriate and effective commercial capabilities on our own or through partnerships or collaborations, we may not be able to continue to successfully commercialize TYMLOS or any of our product candidates or generate product revenue.
•If we cannot compete successfully against other drug companies, we may not achieve sufficient product revenues and our business will suffer.
•We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.
Risks Related to Our Intellectual Property
•If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.
•If our efforts to protect our intellectual property related to TYMLOS/abaloparatide-SC, abaloparatide-TD, and/or our other current or future product candidates fail to adequately protect these assets or if we are unable to secure all necessary intellectual property, we may lose the ability to license or successfully commercialize one or more of these products or product candidates.
•Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
•Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
Risks Related to Legislation and Administrative Actions
•Healthcare reform may have a material adverse effect on our industry and our results of operations.
•We are subject to healthcare laws, regulation and enforcement, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.
Risks Related to Employee Matters and Managing Our Workforce
•If we are unable to successfully maintain and further develop internal commercialization capabilities, sales of TYMLOS may be negatively impacted.
•We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.
Risks Relating to Our Securities
•Our stock price may be volatile, and the value of an investment in our common stock may decline.
•Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
For a more complete discussion of the material risks facing our business, see below.
Risks Related to Our Financial Position and Need for Capital

We are not currently profitable and may never become profitable.

We are not currently profitable and may never become profitable. We had net losses of $109.2 million, $133.0 million, and $221.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $1.3 billion. Even if we succeed in our efforts in continuing to commercialize TYMLOS, we may incur losses and never achieve or maintain profitability. We also may incur additional operating and capital expenses as we:
•continue to maintain and build our internal infrastructure, including hiring additional personnel that may be required for our existing or any future product candidates, including product candidates that we acquire from other companies;

•continue to commercialize TYMLOS or any product candidates, if approved;
•continue to undertake preclinical development and clinical trials for product candidates; and
•seek regulatory approvals for product candidates.
Unless and until we become profitable, we may need to raise additional capital to continue to operate our business. Our failure to achieve or maintain profitability or to raise additional capital could negatively impact the value of our securities.
Unless and until we become profitable, we may need to raise additional capital, which may not be available on favorable terms, if at all, in order to continue operating our business.
Our ability to become profitable depends upon our ability to generate sufficient revenue. Despite our commercialization of TYMLOS, we may not be able to generate sufficient revenue to attain or maintain profitability. Our ability to generate profits from sales of TYMLOS is subject to our ability to manufacture commercial quantities of TYMLOS with third parties at acceptable cost levels and maintain sales and marketing capabilities. Even though TYMLOS has been approved by the FDA for marketing and commercial sale for the treatment of postmenopausal women with osteoporosis, it may not sufficiently gain or maintain market acceptance, leadership or commercial success. For the foreseeable future, we expect to fund our operations and capital expenditures with our product revenues, existing cash and cash equivalents and short and long-term marketable securities, or through strategic financing opportunities.
Based upon our cash, cash equivalents and marketable securities balance as of December 31, 2020 and funds available to us through our credit facilities, we believe that, prior to the consideration of proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for at least twelve months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. If we fail to obtain additional capital, should we need it, we may be forced to reduce or forego sales and marketing efforts for TYMLOS or may be unable to complete our planned preclinical and clinical trials and obtain approval of our product candidates from the FDA and foreign regulatory authorities. In addition, we could be forced to discontinue product development or forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
If we are unable to generate substantial product revenues, we may need to finance our cash needs through a combination of collaborations, strategic alliances, licensing arrangements, other marketing and distribution arrangements, equity offerings, royalty-based financing arrangements and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available and to the extent permitted under our existing January 2020 senior and secured Credit and Security Agreements with MidCap Financial Trust (“MidCap”), may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, our financing agreements with MidCap contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of our businesses. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties or royalty-based financing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or we may need to grant licenses on terms that may not be favorable to us. We have and may in the future engage in collaborations, sponsored research agreements, and other arrangements with academic researchers and institutions that have received and may receive funding from U.S. government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or by such agreements. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our commercialization or product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Risks Related to the Commercialization and Development of Our Product Candidates
We are heavily dependent on the commercial success of TYMLOS; we may not be able to meet expectations with respect to TYMLOS sales or attain or maintain profitability and positive cash-flow from operations.
Our ability to continue to successfully commercialize TYMLOS, our first and currently only approved product, is critical to the execution of our business strategy. TYMLOS may not maintain market acceptance in the United States, or in any international markets where it may subsequently be approved, among physicians, patients, and third-party payors, and may not be or remain commercially successful. The degree of market acceptance and commercial success of TYMLOS will depend on a number of factors, including the following:
•the acceptance of TYMLOS by patients and the medical community and the availability, perceived advantages and relative cost, safety and efficacy of alternative and competing treatments;
•the cost-effectiveness of TYMLOS, availability and level of coverage and reimbursement by third-party payors, including state and federal governments, pharmacy benefit managers and health insurance plans, the willingness and ability of patients to pay for TYMLOS, and the commensurate discounts, price concessions or rebates required to secure coverage and reimbursement by third-party payors;

•the effectiveness of our marketing, sales, and distribution strategy and efforts and the degree to which the approved labeling supports promotional initiatives for commercial success;
•the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas;
•the ability of our third-party manufacturer(s) to manufacture commercial supplies of TYMLOS at acceptable costs, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are, to the extent required, compliant with current good manufacturing practice regulations;
•our ability to remain compliant with laws and regulations that apply to us and our commercial activities;
•our ability to comply with changes in legislation or regulations in state or federal government programs that increase manufacturer financial obligations;
•our ability to obtain marketing approvals from foreign regulatory authorities, where and as applicable;
•FDA-mandated package inserts or labeling requirements;
•the actual market size for TYMLOS, which may be different than expected;
•the sufficiency of our drug supply to meet commercial and clinical demands which could be negatively impacted if our projections regarding the potential number of patients are inaccurate, we are subject to unanticipated regulatory requirements, our current drug supply is destroyed or negatively impacted at our manufacturing sites, storage sites or in transit, or any significant portion of our TYMLOS supply expires before we are able to sell it; and
•our ability to maintain, enforce and defend third-party challenges to our intellectual property rights in and to TYMLOS.
We may experience fluctuations in sales of TYMLOS from period to period and, ultimately, we may never generate sufficient revenues from TYMLOS to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to continue to successfully commercialize TYMLOS in the United States and any international markets where it may subsequently be approved, or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.
Our current and future product candidates may never receive regulatory approval.
Other than TYMLOS, we have no drug products for sale and may never be able to develop additional approved and marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities. We cannot assure you that we will receive the approvals necessary to commercialize any additional product candidates, including any product candidates we are currently developing or may acquire or develop in the future.
Obtaining approval of a product candidate is an extensive, lengthy, expensive and uncertain process, and may be delayed, limited or denied for many reasons, including:
•we may not be able to demonstrate that the product candidate is safe and effective to the satisfaction of the FDA or comparable foreign regulatory authorities;
•the results of our clinical studies may not meet the level of statistical or clinical significance required for marketing approval;
•the FDA or comparable foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical studies;
•we may be unable to demonstrate that the product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from our preclinical studies and clinical studies or may require that we conduct additional studies;
•the FDA may not accept clinical data from clinical trials conducted by individual investigators or in countries where the standard of care is potentially different from the United States; and
•the FDA or comparable foreign regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers.
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

The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in policy or guidance that occur prior to or during the FDA or comparable foreign regulatory authority’s review. Delays in obtaining regulatory approvals may prevent us from commercializing our product candidates.
We may never receive approval for, or commercialize, our products outside of the United States.
Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include additional risks not detailed in these Risk Factors. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.
Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
The continued development and commercialization of our product candidates will require substantial cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. We will face significant competition in seeking appropriate collaborators and/or partners. Moreover, licensing arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement such arrangements should we so choose to enter into such arrangements.
The terms of any collaborations or other arrangements that we may establish may not be favorable to us. If that were to occur or if we are not successful in entering into collaborations or other arrangements, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may require us to divert capital from our other business strategies and initiatives, or may not be available to us at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate additional product revenue.
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
Pre-clinical studies and clinical trials are very expensive, time-consuming and difficult to design and implement.
Pre-clinical studies and human clinical trials are very time consuming, expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Furthermore, failure can occur at any stage of the trials. The commencement and completion of pre-clinical studies and clinical trials may be delayed by several factors, including:
•changes in government regulation or guidance with respect to pre-clinical studies or clinical trials that change the requirements for approval, including the size of any such trials;
•unforeseen safety issues or lack of effectiveness during clinical trials;
•unforeseen issues with drug supply, including batch failures and other supply chain issues;
•actions, or failures to act, by clinical research organizations or other organizations contracted to perform services for pre-clinical studies or clinical trials;
•slower than expected rates of patient recruitment and enrollment in the overall population or other prespecified populations;
•failure of sites to comply with requirements for conducting clinical trials;
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
We have sold or licensed our oncology assets; however there can be no assurance that those or other transactions will yield additional value for stockholders.
During 2020, we executed on our strategic goal to divest our oncology assets by entering into an exclusive license agreement with Berlin-Chemie AG – Menarini Group (“Berlin-Chemie”) for elacestrant and selling RAD140 to Ellipses Pharma (“Ellipses”). While both the Berlin-Chemie and Ellipses transactions provided for certain upfront payments, much of the consideration payable to us is in the form of development and sales milestones and royalties. There can be no assurances that we, Berlin-Chemie or Ellipses will be able to meet the conditions necessary for such milestones or royalties to be paid. Further, under our license agreement with Berlin-Chemie we retained certain ongoing obligations with respect to elacestrant, which may be time-consuming, distracting to management and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition, and results of operations could be adversely affected.
Any strategic acquisition or divestment decision involves risks and uncertainties, and we cannot guarantee that any completed or potential transaction or other strategic option, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. The success of any completed or potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends and the interest of third parties in our assets, which may be in the early stages of clinical development.
Any uncertainties related to consummating any future transaction may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.
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
Additionally, if we or others later identify undesirable side effects caused by TYMLOS or any product candidate that may receive marketing approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such product;
•regulatory authorities may require additional warnings on the label;
•regulatory authorities may require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS;
•regulatory authorities may require us to conduct additional post-market studies, including clinical studies, to assess the safety of the product;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product or product candidate and could significantly harm our business, results of operations and prospects.
Any product candidate for which we have or obtain marketing approval, including TYMLOS, is subject to restrictions or potential withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.
TYMLOS and any product candidate for which we have or obtain marketing approval is subject to continuing requirements of and review by the FDA and foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of drug products, including drug samples to physicians and recordkeeping. Marketing approval of TYMLOS and any product candidate for which we obtain marketing approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety and/or efficacy of the product.
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
In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on the marketing or manufacturing of a product, withdrawal of a product from the market, or voluntary or mandatory product recalls;
•restrictions on the labeling of a product;
•requirements to conduct post-marketing clinical trials;
•fines, warning or untitled letters or hold on clinical trials;
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
Even if the FDA or foreign regulatory authorities approve one or more of our product candidates, physicians may not prescribe our products and patients may not use them. Acceptance and use of any of our products will depend upon a number of factors including:
•perceptions by members of the healthcare community, including physicians and key opinion leaders, about the safety and effectiveness of our drug;
•the approved indicated uses for our product;
•cost-effectiveness of our product relative to competing products;
•availability and level of coverage and reimbursement by third-party payors, including state and federal governments, pharmacy benefit managers and health insurance plans, the willingness and ability of patients to pay for TYMLOS, and the commensurate discounts, price concessions or rebates required to secure coverage and reimbursement by third-party payors; and
•effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

If any product candidate is approved but does not achieve or maintain an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become or remain profitable, which would have a material adverse effect on our business.
Our ability to successfully commercialize products depends in part on the extent to which coverage and reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government authorities and health benefit programs, private health insurers and other organizations.
Our ability to continue to successfully commercialize TYMLOS or any of our product candidates, if approved, will depend in large part on the scope of coverage and amount of reimbursement by third-party payors. Government authorities and third-party payors, such as private health plans, decide which drugs they will cover and establish reimbursement levels. Coverage and reimbursement may vary among third-party payors. Coverage may not be available, and reimbursement may not be adequate, for our current and any future products that we may develop and commercialize. Also, coverage and reimbursement policies may reduce the demand for, or the price paid for, our products. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our or our partners’ products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of such products. Third-party payors may limit coverage or impose conditions on coverage. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will apply or patient copayment will be at an acceptable level. In addition, pharmaceutical manufacturers are required by law to offer certain purchasers discounts and rebates and often also need to offer third party payors discounts or rebates on the cost of drugs dispensed to the payors’ members in order to increase the possibility of favorable coverage and adequate cost sharing thresholds for patients. We may be required to provide such rebates to some third-party payors in relation to our product(s). Adequate third-party reimbursement, taking into account such rebates as applicable, may not be available and we may not be able to maintain price levels sufficient to realize an appropriate profit, including a return on our investment in product development. See “Government Regulation-Pricing and Reimbursement”.
We expect to experience pricing pressures in connection with the sale of our current and future products due to the healthcare reforms discussed below, the trend toward initiatives aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There has been significant scrutiny of pharmaceutical pricing and the resulting costs of pharmaceutical products that could cause significant operational and reimbursement changes for the pharmaceutical industry. There have been a number of federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices, price increases or other related costs. Healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our ability to obtain or maintain reimbursement for our products at satisfactory levels, or at all, which could materially harm our business and financial results.
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
We may expend resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
If we experience delays in the enrollment of patients in our clinical trials, our clinical trials and receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for some of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. In addition, many of our competitors have ongoing clinical trials for product candidates that could be competitive with our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. In addition, our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such delays at this point.
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
Since December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), has spread worldwide, including the United States. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures.
In response to the spread of SARS-CoV-2 and COVID-19, in March 2020, we closed our administrative offices. Our employees continue to work remotely and will continue to do so indefinitely. We have selectively resumed in-person interactions by our customer-facing personnel in compliance with local and state restrictions. We also continue to engage with customers virtually as we seek to continue to support healthcare professionals and patient care. However, our ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when in-person interactions will be fully resumed.
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including requiring most employees to work remotely. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on taking similar measures. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
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
Many of the regions in which we operate are currently being, or may in the future be, affected by the COVID-19 pandemic. We are following health authority guidance regarding missed study visits and procedures. Some factors from the COVID-19 outbreak that may delay or otherwise further adversely affect enrollment in the clinical trials of our product candidates, as well as adversely impact our business generally, include:

•delays or difficulties in enrolling and retaining patients in our clinical trials;
•delays or difficulties in patient and site adherence to all protocol-specified procedures;
•diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns;
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
•potential interruption or delays in the operations of the FDA and comparable foreign regulatory authorities, or independent review boards or ethics committees, which may impact review and approval timelines;
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
These and other factors arising from the COVID-19 pandemic could worsen in countries that are afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. In addition, the trading prices for our common stock and other biopharmaceutical companies have been, and will likely continue to be, highly volatile as a result of the COVID-19 pandemic, and may limit our ability to raise additional capital.
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
Any product candidates we develop that incorporate CBD will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.
We have acquired certain assets related to formulations of CBD related to the oral administration of a solution of CBD for therapeutic use in humans or animals. CBD as an ingredient in a prescription drug product has been classified as a controlled substance as defined in the federal Controlled Substances Act of 1970 (“CSA”). Controlled substances are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the federal Drug Enforcement Agency (“DEA”). The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. To date, the only FDA-approved prescription drug with CBD as an active ingredient has been listed as Schedule V.
If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination. If the FDA or any comparable foreign regulatory authority determines that our product candidate may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate.
Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining the necessary registrations may result in delay of the importation, manufacturing or distribution of any CBD-based drug candidates we may develop.

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including Boards of Pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations.
Risks Related to Our Dependence on Third Parties
Our drug development programs depend upon third-party researchers, investigators and collaborators who are outside our control.
We depend upon independent researchers, investigators and collaborators, to conduct our preclinical studies and clinical trials under agreements with us. These third parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. We and our third-party researchers, investigators and collaborators are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications or require a more restrictive label for the product. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our or our contract manufacturers’ failure to comply with these regulations may delay ongoing or planned clinical trials or require us to repeat clinical trials, which would delay the regulatory approval process. Failure by us or by third parties we engage to comply with regulatory requirements can also result in fines, adverse publicity, and civil and criminal sanctions. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA or foreign regulatory authority applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist competitors at our expense, our competitive position would be harmed.
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
We have entered into agreements with contract manufacturers to manufacture TYMLOS in the quantities needed to meet commercial demand and our product candidates for use in research and development activities and clinical trials. These contract manufacturers are currently our only source for the production and formulation of TYMLOS and our product candidates. If our contract manufacturers are unable to produce, in a timely manner, adequate supplies of TYMLOS or our product candidates to meet our needs, we would be required to seek new contract manufacturers that may require us to modify our finished product formulation and modify or terminate our clinical studies. Any modification of our finished product or modification or termination of our clinical studies could adversely affect the commercial potential of TYMLOS or any product candidate that may be approved and impair our ability to obtain necessary regulatory approvals, which would materially harm our business and impair our ability to raise capital.
In addition, the facilities and processes and controls used by our contract manufacturers to manufacture TYMLOS and our product candidates must be approved by the EMA and by the FDA pursuant to inspections that will be conducted following our regulatory approval submissions. We do not control the facilities or manufacturing process and are completely dependent on our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve our contract manufacturers for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market, with respect to TYMLOS, or for our product candidates, if approved.
We depend on a number of single source contract manufacturers to supply key components of abaloparatide. For example, we depend on PPL, which has agreed to produce supplies of abaloparatide API to support the abaloparatide-SC and abaloparatide-TD clinical studies and the commercial supplies of TYMLOS. We also depend on Vetter and Ypsomed for the production of finished drug product clinical and commercial supplies of TYMLOS, Kindeva for the production of abaloparatide-TD. If our relationship with any of these contract manufacturers is terminated, or if they are unable to produce abaloparatide or related components in required quantities, on a timely basis or at all, and/or in compliance with the terms of our agreements, our business and financial condition would be materially harmed. Because the manufacturing process for abaloparatide-TD requires the use of Kindeva's proprietary technology, Kindeva is the sole source for supplies of abaloparatide-TD.
Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:
•We may be unable to identify manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for cGMP compliance as part of our application.
•A new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.
•Our third-party manufacturers might be unable to formulate and manufacture our drugs or related components in the volume and of the quality required to meet our clinical needs and commercial needs.
•Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required.
•Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other government regulations and corresponding foreign standards, and we do not have control over third-party manufacturers’ compliance with these regulations and standards.
•We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates.
•Our third-party manufacturers may be subject to litigation or arbitration with respect to the manufacturing and supply of our products, including claims of intellectual property infringement by third parties.
Each of these risks could delay our clinical trials, the approval of our product candidates by the FDA or foreign regulatory authorities or the commercialization of TYMLOS or any of our product candidates that may be approved or result in higher costs or deprive us of potential product revenues.
We have entered into, and in the future may enter into, licenses and/or collaborations with third parties for the development and commercialization of our product candidates. If those licenses and/or collaborations, are not successful, we may not be able to capitalize on the market potential of these product candidates.
We have in the past, currently have, and may in the future, seek third-party licensees and/or collaborators for the development and commercialization of some of our product candidates on a selective basis. Our likely licensees and/or collaborators for any arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.
To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our licensees and/or collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from our license and/or collaboration arrangements will depend on our licensees’ and/or collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Licenses and collaborations involving our product candidates would pose numerous risks to us, including the following:
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
If our license or collaboration arrangements are not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. Any termination or expiration of our license or collaboration agreements could adversely affect us financially or harm our business reputation, development and commercialization efforts.
Risks Related to Marketing and Sale of Our Products
If we are unable to maintain appropriate and effective commercial capabilities on our own or through partnerships or collaborations, we may not be able to continue to successfully commercialize TYMLOS or any of our product candidates or generate product revenue.
We established a sales force to market and sell TYMLOS in the United States to specialists and continue to pursue collaborative arrangements to market and sell abaloparatide-SC outside of the United States. Therefore, our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators’ or partners’ strategic interest in the products under development and such collaborators’ or partners’ ability to successfully develop, market, and sell any such products.
In addition, our ability to maintain effective commercial, medical affairs, marketing, sales, market access, managerial and other non-technical capabilities will depend on a number of factors, including our ability to:
•identify, recruit, hire, train, incentivize and retain commercial and medical affairs personnel, including a sales force with appropriate technical expertise;
•train our sales representatives, to deliver clear and compelling messages within the scope of the approved labeling and in accordance with other applicable FDA requirements regarding TYMLOS, or any of our product candidates that may be approved, and to be credible and persuasive in educating physicians on the appropriate situations to consider prescribing as set forth in the approved labeling;
•ensure our commercial customer-facing team, including sales, market access, and field logistics professionals, effectively build relationships with their respective customers;
•manage a geographically dispersed national commercial customer-facing organization; and
•manage our growth and the integration of new personnel.
If we cannot compete successfully against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

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
TYMLOS competes in the U.S. against well-known treatment options, including teriparatide, marketed by Lilly in the U.S. as Forteo. TYMLOS may also face competition from generic or biosimilar versions of teriparatide. The availability of a generic or biosimilar teriparatide on the market would likely exert pricing and reimbursement pressure on the anabolic class in which TYMLOS competes. In order to compete successfully, we will have to demonstrate to patients, physicians and third-party payors that the treatment of postmenopausal women with osteoporosis at high risk of fracture with TYMLOS is worthwhile and is a better alternative to existing or new therapies.
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
•formulating and manufacturing drugs; and
•launching, marketing, distributing, and selling drugs.
Developments by competitors may render our products or technologies obsolete or non-competitive.
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our product TYMLOS, and our product candidates, if approved, will or may compete against new or existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. In addition, companies doing business in different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations, and therefore, we may not be able to hire or retain qualified personnel to run all facets of our business. These risks could render our products or technologies obsolete or non-competitive.
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
If our efforts to protect our intellectual property related to TYMLOS/abaloparatide-SC, abaloparatide-TD, and/or our other current or future product candidates fail to adequately protect these assets or if we are unable to secure all necessary intellectual property, we may lose the ability to license or successfully commercialize one or more of these products or product candidates.
Our commercial success is significantly dependent on intellectual property related to our portfolio of product and product candidates. We are either the licensee or assignee of numerous issued and pending patent applications that cover various aspects of our assets, including TYMLOS/abaloparatide-SC, abaloparatide-TD, and our other product candidates. We could encounter challenges or difficulties in maintaining and/or defending our intellectual property both in the United States and abroad.
We and Ipsen are also co-assignees to U.S. Patent No. 7,803,770 that we believe provides exclusivity until April 28, 2031 for abaloparatide-SC. We and Ipsen are also co-assignees to U.S. Patent Nos. 8,148,333 and 8,748,382 for the therapeutic formulation for abaloparatide-SC that we believe provides exclusivity until November 8, 2027 and October 3, 2027, respectively.
We and Kindeva are co-assignees to several foreign and corresponding U.S. patents and patent applications, which cover various aspects of abaloparatide for microneedle application. Any issued patents resulting from these applications will have a statutory expiration date of 2036, not taking into account extension under any applicable laws. However, pending patent applications in the United States and elsewhere may not issue since the interpretation of the legal requirements of patentability in view of claimed inventions are not always predictable. Additional intellectual property covering abaloparatide-TD technology exists in the form of proprietary information protected as trade secrets. These can be accidentally disclosed to, independently derived by or misappropriated by competitors, possibly reducing or eliminating the exclusivity advantages of this form of intellectual property, thereby allowing those competitors more rapid entry into the marketplace with a competitive product, which reduces our advantage with abaloparatide-TD. In addition, trade secrets may in some instances become publicly available through required disclosures in regulatory files. Alternatively, competitors may sometimes reverse engineer a product once it becomes available on the market. Even where a competitor does not use an identical technology for the delivery of abaloparatide, it is possible that they could achieve an equivalent or even superior result using another technology. Such occurrences could lead to either one or more alternative competitor products becoming available on the market and/or one or more generic competitor products on the market gaining market share and causing a corresponding decrease in market share and/or price for abaloparatide-TD even if it were to be successfully developed and approved by the FDA.
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
We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to patents issued or licensed to us, including interference proceedings or post grant or inter partes reviews, reexaminations, or other proceedings before the USPTO. Third parties also may assert infringement claims against us in courts in various jurisdictions. If we are found to infringe a third-party's intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
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
Trade secret protection is available only for trade secrets as defined by applicable laws. Trade secret laws may vary depending upon the jurisdiction and various statutes. Trade secrets do not prevent reverse engineering by competitors. We cannot assure you that information that we have sought or will seek to maintain secret is or will be a trade secret under the applicable law or will afford us significant commercial protection.
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
Of particular concern for a company like ours, having one marketed product, is that third parties may seek to market generic versions of TYMLOS by filing an Abbreviated New Drug Application, or ANDA, with the FDA in which they claim that patents protecting TYMLOS owned or licensed by us and listed with the FDA in what is called "the Orange Book" are invalid, unenforceable and/or not infringed, a so-called Paragraph IV filing. April 28, 2021 is the first opportunity under United States law for a generic company to file an ANDA and make a Paragraph IV filing. If such a filing is made, we may need to defend and/or assert our patents, including by filing lawsuits against the Paragraph IV filer alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid, not infringed and/or unenforceable, which would have a material adverse impact on our business and results of operations. During the period in which such litigation is pending, the uncertainty of its outcome may cause investors to disfavor our stock, and our stock price could decline. Even if we are successful in prosecuting such claims, litigation could result in substantial costs and be a distraction to management.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the unadjusted or unextended expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours for a meaningful amount of time, or at all.
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
Competitors may infringe our patents or misappropriate our trademarks or trade secrets. To counter infringement, misappropriation, or unauthorized use, we may be required to file proceedings, which can be expensive and time consuming. In addition, in such a proceeding, a court may decide that a patent of ours is invalid and/or unenforceable, confidential information is not a trade secret under the appropriate statute or was not misappropriated, a trademark was not protectable or misappropriated, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents or other intellectual property rights at risk, such as by of being invalidated and/or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, our licensors may have rights to file and prosecute these types of claims, and we may be reliant on them to do so.
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
In the U.S., federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Healthcare Reform Act”), which expanded health care coverage through Medicaid expansion, implemented the “individual mandate” for health insurance coverage (by imposing a tax penalty on individuals who did not obtain insurance) and changed the coverage and reimbursement of drug products under government healthcare programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. Tax reform legislation was enacted at the end of 2017 that includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage. The Healthcare Reform Act has also been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the Healthcare Reform Act, including provisions that are unrelated to healthcare reform but were enacted as part of the Healthcare Reform Act, was argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the Healthcare Reform Act but the individual mandate to buy health insurance remains in effect.
Beyond the Healthcare Reform Act, there have been ongoing health care reforms efforts, including a number of recent actions. In 2020 and early 2021, the U.S. Department of Health and Human Services issued various rules that affect pricing or payment for drug products. For example, effective January, 2022, revisions to the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to PBMs and health plans. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Some of these changes have been and may continue to be subject to legal challenge. For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price. The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain. President Biden has temporarily halted implementation of new rules issued immediately prior to the transition that had not yet taken effect (which include a number of health care reforms) to allow for review by the new administration. More generally, President Biden supported reforms to lower drug prices during his campaign for the presidency. Adoption of new healthcare reform legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates if approved for sale. We cannot predict, however, the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business and financial results.
There have also been efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices, including California, Oregon, Vermont, and Nevada. Certain state legislation has been subject to legal challenges. Adoption of new legislation regulating drug pricing at the federal or state level could further affect demand for, or pricing of, our products.
General legislative cost control measures may also affect reimbursement for our products. The Budget Control Act of 2011, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2030 (except May 1, 2020 to March 31, 2021) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations now or in the future. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Within the U.S., such laws include:
•The federal anti-kickback statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.
•Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent.
•The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers and health plans with which we interact;
•The Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples;
•Federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and
•The so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians and teaching hospitals (and additional categories of healthcare practitioners beginning with reports submitted in 2022) to the federal government for re-disclosure to the public.
Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply to claims reimbursed by private payors as well as government programs or regardless of reimbursement. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, impose specific restrictions on interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information and state and local laws that require the registration of pharmaceutical sales representatives. Finally, there are state laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Many of these laws and regulations also contain ambiguous requirements or require administrative guidance for implementation.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our operations and commercial activities in connection with TYMLOS or any product candidate that may be approved may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
We are subject to the General Data Protection Regulation, (EU) 2016/679, or GDPR, which became effective on May 25, 2018. GDPR deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information on our behalf, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.
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
Risks Related to Employee Matters and Managing Our Workforce
We may encounter difficulties with managing the size and makeup of our workforce, which could adversely affect our results of operations.
Although we have already added several capabilities, we may need to add additional qualified personnel and resources as we continue to grow our TYMLOS business and expand into other therapeutic areas. In particular, we may need to grow or transition our internal sales, marketing, and distribution capabilities to market TYMLOS and any other drug that we may successfully develop. That growth or transition would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

In connection with our acquisition of certain RAD011, our newly acquired assets related to formulations of cannabidiol (“CBD”) related to the oral administration of a solution of CBD for therapeutic use in humans or animals, we have hired or entered into consulting agreements with certain individuals who will provide assistance with the management and oversight of the assets’ assimilation into our current product portfolio and its development and commercialization. There can be no guarantee that these individuals will smoothly and successfully integrate into our workforce or workstreams or accomplish the development or commercialization activities assigned to them within the desired timelines.
Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage our workforce effectively. In particular, as our commercialization plans and strategies change and develop, we will recruit and train new personnel. To that end, we must be able to:
•manage our development efforts effectively;
•integrate additional management, administrative and manufacturing personnel; and
•maintain sufficient administrative, accounting and management information systems and controls.
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
We have built a commercial team and established the organizational infrastructure we believe necessary for successful commercialization of TYMLOS in the United States. We will need to commit significant time, financial and managerial resources to maintain and further develop our marketing and sales force to ensure they have the technical expertise required to address any challenges we may face with our continued commercialization of TYMLOS. Factors that may inhibit our efforts to maintain and develop our commercialization capabilities include:
•an inability to retain an adequate number of effective commercial personnel;
•our ability to train new sales personnel, who may have limited experience with our company or TYMLOS, to deliver a consistent and compliant message regarding TYMLOS that will be compelling to physicians who may prescribe TYMLOS;
•an inability to equip sales personnel with effective materials, including medical and sales literature to help them educate physicians and our healthcare providers regarding TYMLOS and its proper administration;
•unforeseen costs and expenses associated with maintaining and further developing an independent sales and marketing organization.
If we are not successful in maintaining an effective commercial infrastructure, we may have difficulty generating product revenue, which could adversely affect our business and financial condition.
We may enter into or seek to enter into business combinations and acquisitions which may be difficult to integrate, disrupt our business, divert management attention or dilute stockholder value.
We may enter into business combinations and acquisitions as part of the continued expansion of our product portfolio. We have limited experience in making acquisitions, which are typically accompanied by a number of risks, including:

•the difficulty of integrating the operations and personnel of the acquired companies;
•the potential disruption of our ongoing business and distraction of management;
•the potential for unknown liabilities and expenses;
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
The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:
•actions or delays by the FDA, EMA or other foreign regulatory authority in respect of any NDA, MAA or other application we may submit for any of our product candidates;
•results of clinical trials of our product candidates or those of our competitors;
•our operating performance and the operating performance of similar companies;
•the success of competitive products;
•the overall performance of the equity markets;
•the number of shares of our common stock publicly owned and available for trading;
•threatened or actual litigation;
•changes in laws or regulations relating to our products, including changes in the structure of healthcare payment systems;
•any major change in our board of directors or management;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•large volumes of sales or other transfers of our shares of common stock by existing stockholders;
•general political, economic and market conditions; and
•the other factors described in this "Risk Factors" section.
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
Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•a staggered board of directors;
•authorizing the board to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;
•authorizing the board to amend our bylaws and to fill board vacancies until the next annual meeting of the stockholders;
•prohibiting stockholder action by written consent;
•limiting the liability of, and providing indemnification to, our directors and officers;
•eliminating the ability of our stockholders to call special meetings; and
•requiring advance notification of stockholder nominations and proposals.
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
As of December 31, 2020, we had $1,026.0 million of federal and $702.1 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed studies through December 31, 2015, to determine whether any ownership change has occurred since our formation and have determined that transactions have resulted in two ownership changes, as defined under Section 382. There could be additional ownership changes in the future that could further limit the amount of net operating loss and tax credit carryforwards that we can utilize.
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
General Risk Factors
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Details of each of our principal properties as of December 31, 2020, are provided below:

Location	Function	Size (approximate square feet)	Property Interest
Boston, MA, USA	Corporate Headquarters	2,500	Leased
Waltham, MA, USA	Office space	26,553	Leased
Wayne, PA, USA	Office space	26,401	Subleased

ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we are party to litigation arising in the ordinary course of our business. As of February 1, 2021, we were not party to any significant litigation.
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
On February 22, 2021, the closing price of our common stock was $18.60 per share as reported on The Nasdaq Global Market.
Stock Performance Graph
        This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended.
The graph set forth below compares the cumulative total stockholder return on our common stock between June 6, 2014 (the date of the initial public offering of our common stock) and December 31, 2020, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 6, 2014 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 6, 2014 of $8.01 per share as the initial value of our common stock and not the initial offering price to the public of $8.00 per share.
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

_____________________________________________________________________________
*    $100 invested on June 6, 2014 in stock or index
Holders
As of February 22, 2021, there were 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the year ended December 31, 2020.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no such repurchases of shares of common stock made during the fiscal year ended December 31, 2020.
ITEM 6. SELECTED FINANCIAL DATA
None.

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
Executive Overview
We are a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine and other therapeutics.
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of January 1, 2021, TYMLOS was available and covered for approximately 267 million U.S. insured lives, representing approximately 99% of U.S. Commercial and 83% of Medicare Part D insured lives.

We are conducting additional research towards potential additional indications for TYMLOS, including a clinical trial in men with osteoporosis and a bone histomorphometry study evaluating the early effects of TYMLOS on tissue-based indices of formation in postmenopausal women. We are also developing an abaloparatide transdermal system (“abaloparatide-TD”), for potential use in the treatment of postmenopausal women with osteoporosis. We initiated our Phase 3 wearABLe study of abaloparatide-TD in August 2019 and completed enrollment in September 2020.
As part of our ongoing initiatives to expand our product portfolio, in December 2020, our wholly owned subsidiary, Radius Pharmaceuticals, Inc., entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of cannabidiol (“CBD”) related to the oral administration of a solution of CBD for therapeutic use in humans or animals (“RAD011”). RAD011 was granted fast track designation by the FDA in 2017 and orphan drug designation in August 2020 for the treatment of hyperphagia behavior and weight loss in patients with Prader-Willi syndrome (“PWS”).
In July 2020, we entered into a license agreement with Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901), a selective estrogen receptor degrader (“SERD”), worldwide. Elacestrant is being developed for potential use in the treatment of hormone receptor-positive breast cancer.
Completing the divestment of our oncology program, in September 2020 we sold RAD140, our internally discovered non-steroidal selective androgen receptor modulator (“SARM”) to Ellipses Pharma. Pursuant to the Asset Purchase Agreement (“APA”), Ellipses Pharma will be responsible for the clinical development and commercialization of the asset. We will be entitled to receive royalties under the APA.
Abaloparatide
We have developed or are developing two formulations of abaloparatide: abaloparatide-SC and abaloparatide-TD.
Abaloparatide-SC
In April 2017, the FDA approved TYMLOS (abaloparatide-SC) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. The first commercial sales of TYMLOS in the United States occurred in May 2017 and as of January 1, 2021, TYMLOS was available and covered for approximately 267 million U.S. insured lives, representing approximately 99% of U.S. Commercial and 83% of Medicare Part D insured lives. In October 2018, the FDA approved a labelling supplement for TYMLOS to reflect that after 24 months of open-label alendronate therapy, the vertebral fracture risk reduction achieved with TYMLOS therapy was maintained.
We are commercializing TYMLOS in the United States through our commercial organization. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan and Canada, where we are entitled to receive milestones and royalties based on the development and commercialization of abaloparatide-SC in Japan under our license and development agreements.

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
Abaloparatide-TD
We are also developing abaloparatide-TD, based on Kindeva’s patented Microstructured Transdermal System technology, for potential use as a short wear-time transdermal patch. We hold worldwide commercialization rights to the abaloparatide-TD technology, except in Canada, where we have entered into an exclusive license agreement with respect to abaloparatide-TD, and are developing abaloparatide-TD toward future global regulatory submissions to build upon the potential success of TYMLOS. Our development strategy for abaloparatide-TD is to bridge to the established efficacy and safety of our approved abaloparatide-SC formulation.
In May 2019, we received a special protocol assessment (“SPA”) agreement from the FDA for our Phase 3 study of abaloparatide-TD, which means the FDA considers the study design to be adequate and well-controlled to support marketing approval provided the study endpoints are achieved. We initiated our Phase 3 wearABLe study of abaloparatide-TD in August 2019 and completed enrollment in September 2020. We expect to report top-line data from the study in the second half of 2021. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, BMD non-inferiority bridging study with an enrollment of approximately 500 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-TD to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-TD minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%.
In July 2019, we obtained preliminary results from a patient assessment study which evaluated self-administration of abaloparatide-TD over 29 days in 22 post-menopausal women with low bone density. Study patients were observed at a study site on the first, 15th and 29th day of the study. Top-line results showed that study patients were able to follow the instructions for use (“IFU”) and applied the patches accurately on 99.7% of all applications. The safety data from this study showed that most of the study patients had mild, transient redness at the application site. The mean subject acceptability score on a 5-point scale was 4.5, 4.6 and 4.5 on day 1, 15 and 29, respectively. The laboratory data from this study included an exploratory assessment of PINP, a biomarker that indicates bone formation. At baseline the median PINP level in this study was 50.5 ng/ml, increasing to a median value of 100.1 ng/ml at day 29, while, by comparison, the median PINP values observed with abaloparatide-SC in the ACTIVE study were 50.6 ng/ml at baseline and 100.5 ng/ml at one month.
In December 2019, we aligned with the FDA on requirements for NDA filing.
RAD011
As part of our ongoing initiatives to expand our product portfolio, on December 30, 2020, our wholly-owned subsidiary, Radius Pharmaceuticals, Inc., entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia

Therapeutics Inc. for the acquisition of certain assets related to formulations of cannabidiol (“CBD”) related to the oral administration of a solution of CBD for therapeutic use in humans or animals (“RAD011”). RAD011 was granted fast track designation by the U.S. Food and Drug Administration (“FDA”) in 2017 and orphan drug designation in August 2020 for the treatment of hyerphagia behavior and weight loss in patients with Prader-Willi syndrome (“PWS”). We plan to request a meeting with the FDA to discuss initiation of a pivotal Phase 2/3 study for treatment of PWS.
Financial Overview
Product Revenue
Product revenue is derived from sales of our product, TYMLOS®, in the United States.
License Revenue
License revenue is derived from payments received from contracts with customers, which include upfront payments for licenses.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties. Abaloparatide represents the largest portion of our research and development expenses for our investigational product candidates since our inception. We began tracking program expenses for abaloparatide-SC in 2005, and program expenses from inception to December 31, 2020 were approximately $239.7 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to December 31, 2020 were approximately $144.5 million. We began tracking program expenses for elacestrant in 2006, and program expenses from inception to December 31, 2020 were approximately $128.1 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to December 31, 2020 were approximately $18.3 million. We began tracking program expenses for RAD011 in 2020, and program expenses from inception to December 31, 2020 were approximately $16.0 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies, and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses related to abaloparatide-SC, abaloparatide-TD, elacestrant, RAD140, and RAD011 for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Program-specific costs - external:
Abaloparatide-SC	$9,252	$8,234	$7,591
Abaloparatide-TD	66,133	26,185	10,112
Elacestrant	15,366	27,267	17,433
RAD140	1,143	2,126	4,055
RAD011	16,000	—	—
Total program-specific costs - external	$107,894	$63,812	$39,191

Shared-services costs - external:
R&D support costs	14,264	13,217	11,554
Other operating costs	765	2,152	2,468
Total shared-services costs - external:	$15,029	$15,369	$14,022

Shared-services costs - internal:
Personnel-related costs	28,530	26,114	32,094
Share-based compensation	6,654	8,769	11,657
Occupancy costs	1,083	1,853	1,914
Depreciation	522	840	1,033
Total shared-services costs - internal:	$36,789	$37,576	$46,698

Total R&D costs	$159,712	$116,757	$99,911
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
Our results also include stock-based compensation expense as a result of the issuance of stock option, restricted stock unit, and performance unit grants to our employees, directors and consultants. The stock-based compensation expense is included in the respective categories of expense in our consolidated statements of operations and comprehensive loss (i.e., research and development or general and administrative expenses). We expect to record additional non-cash compensation expense in the future, which may be significant.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with the rules and regulations of the Securities and

Exchange Commission ("SEC") and generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Estimates include useful lives with respect to long-lived assets and intangible assets, revenue recognition, inventory obsolescence, accounting for stock-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
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
If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. We expense incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that we would have recognized is one year or less. However, no such costs were incurred during the twelve months ended December 31, 2020.
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
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2020 and, therefore, the transaction price was not reduced further during the twelve months ended December 31, 2020. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
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
Our limited right of return policy allows for eligible returns of TYMLOS from Customers in the following circumstances:
•Shipment errors that were the result of an error by us;
•Quantity delivered that is greater than the quantity ordered;
•Product distributed by us that is damaged in transit prior to receipt by the customer;
•Expired product, previously purchased directly from us, that is returned during the period beginning six months prior to the product’s expiration date and ending twelve months after the product’s expiration date;
•Product subject to a recall; and
•Product that we, at our sole discretion, have specified to be returned.
In addition, our limited right of return policy allows for eligible returns of TYMLOS from indirect purchasers in the following circumstances:

•Expired product that is returned during the period beginning six months prior to the product’s expiration date and ending twelve months after the product’s expiration date;
•Product subject to a recall; and
•Product that we, at our sole discretion, have specified to be returned.
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
Years Ended December 31, 2020 and December 31, 2019

	Years Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Revenues:
Product revenue, net	$208,395	$173,317	$35,078	20%
License revenue	30,250	—	30,250	100%
Total revenue	238,645	173,317	65,328	38%
Operating expenses:
Cost of sales - product	16,403	15,287	1,116	7%
Cost of sales - intangible amortization	798	798	—	—%
Research and development	159,712	116,757	42,955	37%
Selling, general and administrative	144,154	152,704	(8,550)	(6)%
Loss from operations	(82,422)	(112,229)	29,807	(27)%
Other (expense) income:
Other (expense) / income, net	(212)	242	(454)	(188)%
Interest (expense) / income, net	(26,574)	(21,006)	(5,568)	27%
Net loss	$(109,208)	$(132,993)	$23,785	(18)%
Product revenue—We began commercial sales of TYMLOS within the United States in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the year ended December 31, 2020 we recorded approximately $208.4 million of net product revenue compared to $173.3 million for the year end December 31, 2019. The increase in product revenue was primarily driven by a combination of price and sales volume.
License revenue—We entered into the License Agreement with Berlin-Chemie on July 23, 2020. For the year ended December 31, 2020, we recorded $30.0 million of license revenue in connection with this agreement compared to none for the year end December 31, 2019.
Cost of sales—For the year ended December 31, 2020, cost of sales was $17.2 million compared to $16.1 million for the year end December 31, 2019. The increase in cost of sales was primarily driven by the increase in product revenue.
Research and development expenses—For the year ended December 31, 2020, research and development expense was $159.7 million, as compared to $116.8 million for the year ended December 31, 2019, an increase of $43.0 million, or 37%. This increase was primarily a result of an increase of $39.9 million in program spending for the abaloparatide-TD program, a $1.1 million increase in professional services, a $1.0 million increase in program spending for the abaloparatide-SC program, and an increase of $16.0 million in other costs due to the Benuvia licensing expense. These increases were partially offset by a $0.9 million decrease in program spending for RAD-140 program, a $1.0 million decrease in occupancy and depreciation, a $1.3 million decrease in compensation related costs, and a $11.9 million decrease in program spending for elacestrant research which is a result of $39.3 million of reimbursable expenses offsetting year to date expenses. We are being reimbursed for the costs incurred in connection with the elacestrant project pursuant to the terms of the TSA with Berlin-Chemie, under which the Company will perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study until the earlier of the completion of the contemplated services or the filing with the FDA of a NDA for elacestrant.
Selling, general and administrative expenses—For the year ended December 31, 2020, selling, general, and administrative expense was $144.2 million, as compared to $152.7 million for the year ended December 31, 2019, a decrease of $8.6 million, or 6%. This decrease was primarily due to a $6.3 million decrease in professional fees related to commercial operations and general and administrative activities, a $4.0 million decrease in compensation and travel entertainment costs. These decrease were partially offset by an increase of $1.7 million in other costs.
Other Income, net— For the year ended December 31, 2020, other expense, net of other income, was $0.2 million, as compared to $0.2 million during the year ended December 31, 2019. Other expense, net of other income, of $0.2 million for the year ended December 31, 2020 consisted primarily of other foreign currency revaluation losses. The $0.2 million of other expense, net of income, for the year ended December 31, 2019 consisted primarily of other foreign currency revaluation gains.
Interest income (expense), net—For the year ended December 31, 2020, net interest expense was $26.6 million, as compared to net interest expense of $21.0 million during the year ended December 31, 2019, a total change of $5.6 million, or

27%. This change was primarily the result of the increasing interest expense incurred over the term of the convertible notes that was partially offset by the interest income earned on investments.
Years Ended December 31, 2019 and December 31, 2018

	Years Ended December 31,		Change
	2019	2018	$	%
	(in thousands)
Revenues:
Product revenue, net	$173,317	$99,239	74,078	75%
License revenue	—	—	—	—%
Total revenue	173,317	99,239	74,078	75%
Operating expenses:
Cost of sales - product	15,287	7,627	7,660	100%
Cost of sales - intangible amortization	798	799	(1)	—%
Research and development	116,757	99,911	16,846	17%
Selling, General and administrative	152,704	184,164	(31,460)	(17)%
Other operating expense	—	10,801	(10,801)	100%
Loss from operations	(112,229)	(204,063)	91,834	(45)%
Other (expense) income:
Other income / (expense), net	242	59	183	310%
Interest (expense) / income, net	(21,006)	(17,333)	(3,673)	21%
Net loss	$(132,993)	$(221,337)	88,344	(40)%
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
Cost of sales—For the year ended December 31, 2019, cost of sales of $16.1 million compared to $8.4 million for the year end December 31, 2018. The increase in cost of sales was driven by the increase in product revenue.
Research and development expenses—For the year ended December 31, 2019, research and development expense was $116.8 million compared to $99.9 million for the year ended December 31, 2018, an increase of $16.8 million, or 17%. This increase was primarily a result of an increase of $16.1 million in program spending for the abaloparatide-TD program, a $9.8 million increase in program spending for elacestrant research, a $1.7 million increase in professional services, and $0.6 million increase in program spending for the abaloparatide-SC program. These increases were partially offset by a $1.9 million decrease in program spending for RAD-140 program, a $0.3 million decrease in R&D support costs as well as an $9.2 million decrease in compensation related costs.
Selling, General and administrative expenses—For the year ended December 31, 2019, general and administrative expense was $152.7 million compared to $184.2 million for the year ended December 31, 2018, a decrease of $31.5 million, or 17%. This decrease was primarily due to a $10.0 million decrease in professional fees related to commercial operations and general and administrative activities, a $17.9 million decrease in compensation and travel entertainment costs and a $3.6 million decrease in other costs.
Other operating expenses—For the year ended December 31, 2019, other operating expenses were approximately $0.0 million compared to $10.8 million for the year ended December 31, 2018, an increase of $10.8 million. This decrease was the result of a $10.8 million payment made to Ipsen pursuant to a final decision in arbitration proceedings with Ipsen during the second quarter of 2018.
Other (expense) income, net—For the year ended December 31, 2019, other expense, net of other income, was $0.2 million, as compared to $0.1 million during the year ended December 31, 2018. Other expense, net of other income, of $0.2 million for the year ended December 31, 2019 consisted primarily of other taxes. The $0.1 million of other expense, net of income, for the year ended December 31, 2018 was primarily due to other taxes and foreign currency revaluation losses.
Interest (expense) income—For the year ended December 31, 2019, interest expense was $21.0 million, as compared to $17.3 million in interest income during the year ended December 31, 2018, a total change of $3.7 million, or 21%. This change was a result of the issuance of the convertible notes during the year ended December 31, 2019, which resulted in the Company incurring interest expense charges to partially offset the interest income earned on investments. During the prior year, no debt was outstanding and the Company was earning interest on investments.
Liquidity and Capital Resources
From inception to December 31, 2020, we have incurred an accumulated deficit of $1.3 billion, primarily as a result of expenses incurred through a combination of research and development activities related to our various investigational product candidates and expenses supporting those activities. Our total cash, cash equivalents and marketable securities balance as of December 31, 2020 was $114.7 million. We have financed our operations since inception primarily through the public offerings of our common stock, private sale of preferred stock, convertible debt, and borrowing under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have begun financing a portion of our operations through product revenue.
Based upon our cash, cash equivalents, marketable securities, and investments balance as of December 31, 2020 and funds available to us through our credit facilities, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for at least twelve months from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our clinical product portfolio with our existing cash, cash equivalents, marketable securities, and investments, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing. On January 10, 2020, we entered into entered into a secured, non-dilutive credit facility for up to an aggregate amount of $95 million, comprised of a term loan of up to $55.0 million and a $20.0 million revolving credit facility based on accounts receivable and inventory, with the right, subject to certain conditions, to increase the revolver by $20.0 million.
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
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Years ended December 31,
	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(73,948)	$(82,414)	$(204,726)
Investing activities	67,485	87,277	134,316
Financing activities	28,013	5,709	11,672
Net increase in cash and cash equivalents	$21,550	$10,572	$(58,738)
Cash Flows from Operating Activities
Net cash used in operating activities during the year ended December 31, 2020 was $73.9 million, which was primarily the result of a net loss of $109.2 million, partially offset by net changes in working capital of $12.5 million and $47.7 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $47.7 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $24.7 million, amortization of the value of debt discount and issuance costs of $18.1 million, and depreciation and amortization of $1.7 million, impairment charge for the right of use operating lease of $2.4 million, and loss of fixed assets disposal of $0.6 million offset by amortization of premiums (discounts) on marketable securities of $0.3 million.

Net cash used in operating activities during the year ended December 31, 2019 was $82.4 million, which was primarily the result of a net loss of $133.0 million, partially offset by net changes in working capital of $8.7 million and $41.9 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $133.0 million net loss was primarily due to costs related to the continued commercial operations for TYMLOS such as compensation costs, professional support costs, and consulting fees as well as ongoing research and development costs. The $41.9 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $23.6 million, amortization of debt discount and issuance costs of $15.8 million, depreciation and amortization of $2.3 million, impairment charge for the right of use operating lease of $0.3 million, and loss on disposal of fixed assets of $0.2 million offset by amortization of premiums (discounts) on marketable securities of $0.4 million.
Net cash used in operating activities during the year ended December 31, 2018 was $204.7 million, which was primarily the result of a net loss of $221.3 million, partially offset by net changes in working capital of $28.4 million and $45.0 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $221.3 million net loss was primarily due to costs related to the continued commercial operations for TYMLOS such as compensation costs, professional support costs, and consulting fees as well as ongoing research and development costs. The $45.0 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $28.7 million, amortization of debt discount and issuance costs of $13.8 million, and depreciation and amortization of $2.9 million, offset by amortization of discounts on marketable securities of $0.4 million.
Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2020 was $67.5 million, as compared to net cash used in investing activities of $87.3 million for the year ended December 31, 2019.
The net cash provided by investing activities during the year ended December 31, 2020 was primarily a result of $107.4 million of net proceeds received from the sale or maturity of marketable securities, offset by $39.9 million in purchases of marketable securities. The net cash provided by investing activities during the year ended December 31, 2019 was primarily a result of $206.8 million of net proceeds received from the sale or maturity of marketable securities, offset by $119.5 million in purchases of marketable securities.
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
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2020 was $28.0 million as compared to $5.7 million of net cash provided by financing activities for the year ended December 31, 2019.
Net cash provided by financing activities during the year ended December 31, 2020 consisted of $25.0 million of proceeds received from the issuance of the term loan offset by issuance costs, $1.5 million of proceeds as the result of stock option exercises, and $1.6 million of proceeds received from the issuance of stock in connection with the employee stock purchase plan.
 Net cash provided by financing activities during the year ended December 31, 2019 consisted of $3.9 million of proceeds as the result of stock option exercises, and $1.8 million of proceeds received from the issuance of stock in connection to the stock purchase plan.
Borrowings and Other Liabilities
In August 2017, we issued $300.0 million aggregate principal amount of the Convertible Notes, as discussed in more detail in Note 9, “Convertible Notes Payable,” to our consolidated financial statements included in this Annual Report on Form 10-K. We received net proceeds of approximately $290.8 million from the sale of the Convertible Notes, after deducting fees and expenses of $9.2 million. In addition, in September 2017, we issued an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. We received net proceeds of approximately $4.8 million from the exercise of the over-allotment option, after deducting fees and expenses of $0.2 million.
Future minimum payments on our long-term debt as of December 31, 2020 were as follows (in thousands):

Year ended December 31,	Future Minimum Payments
2021	$9,150
2022	9,150
2023	9,150
2024 and thereafter	314,150
Total minimum payments	$341,600
Less: interest	(36,600)
Less: unamortized discount	(91,355)
Less: current portion	—
Long Term Debt	$213,645
In January 2020, we entered into the Term Loan, as discussed in more detail in Note 10, “Term Loan and Credit Facility,” to our consolidated financial statements included in this Annual Report on Form 10-K.
Future minimum payments on our Term Loan as of December 31, 2020 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$1,864
2022	1,964
2023	17,610
2024	9,027
Total minimum payments	$30,465
Less: interest	(5,465)
Less: unamortized issuance costs	(95)
Less: current portion	—
Long Term Debt	$24,905
Leases
We adopted ASC 842 effective January 1, 2019, as discussed in more detail in Note 18, “Leases,” to our consolidated financial statements included in this Annual Report on Form 10-K.
Future payments of operating lease liabilities as of December 31, 2020 are as follows (in thousands):

Year ending December 31,
2021	$2,780
2022	1,131
2023	980
2024	1,005
Thereafter	857
Total Lease payments	$6,753
Less: effect of discounted cash flows during the period	(745)
Total	$6,008
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
Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. We enter into contracts in the normal course of business for marketing and promotion, commercial related activities, preclinical and clinical research studies, research supplies, and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts and not included in the table of contractual obligations and commitments. In addition, we have certain obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones, such as the start of a clinical trial, filing of an NDA, approval by the FDA, or product launch. The disclosed balances below exclude the potential payments we may be required to make under our agreements because the timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancellable upon written notice by us and therefore, not long-term liabilities. Additionally, the expected timing of payment of the obligations discussed below is estimated based on current information.
Supply and Manufacturing Agreements—In June 2016, we entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. We agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, we made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. The Company will purchase the device subject to minimum annual quantity requirements over the initial three-year term of the agreement. The Company is required to purchase a minimum number of batches for CHF 1.9 million ($2.2 million) through the year ended December 31, 2022.
In June 2016, we entered into a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product, to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. We agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company has agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement had an initial term of five years, which began on January 1, 2016, after which it automatically renewed for a two-year term and will automatically renew for additional two-year terms thereafter unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
In July 2016, we entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually, equal to €2.9 million ($3.6 million) per year and $17.2 million in total through the year ended December 31, 2022. The agreement has an initial term of a six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
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
In consideration for these rights, we made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through December 31, 2020. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $29.5 million). In connection with the FDA’s approval of TYMLOS in April 2017, we paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which we recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The License Agreement provides that we are obligated to pay to Ipsen a fixed five percent royalty based on net sales of products containing abaloparatide by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was approximately $10.4 million for the year ended December 31, 2020. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Prior to executing the License Agreement for abaloparatide with Radius, Ipsen licensed the Japanese rights for abaloparatide to Teijin. Teijin has initiated a Phase 3 clinical trial of abaloparatide-SC in Japan for the treatment of postmenopausal osteoporosis. We maintain full global rights to our development program for abaloparatide-TD, except in Canada.
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
Teijin granted us (i) an exclusive license under certain of Teijin’s intellectual property to develop, manufacture and commercialize abaloparatide-SC outside Japan and (ii) a right of reference to certain of Teijin’s regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC outside Japan. Except in Canada, we maintain full global rights to our development program for abaloparatide-TD, which is not part of the Teijin Agreement. Pursuant to the Teijin Agreement, the parties may further collaborate on new indications for abaloparatide-SC.
Unless earlier terminated, the Teijin Agreement expires on the later of the (i) date on which the use, sale or importation of abaloparatide-SC is no longer covered by a valid claim under our patent rights licensed to Teijin in Japan, (ii) expiration of marketing or data exclusivity for abaloparatide-SC in Japan, or (iii) 10th anniversary of the first commercial sale of abaloparatide-SC in Japan.
Abaloparatide-TD

In February 2018, we entered into a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-coated transdermal patch product (“Product”) and associated applicator devices (“Applicator”). In May 2020, 3M announced that it completed its sale of its drug delivery business, which manufactures clinical trial supplies of abaloparatide-TD, to Kindeva Drug Delivery (“Kindeva”), an affiliate of Altaris Capital Partners, LLC (“Altaris”). Under the Supply Agreement, Kindeva manufactures Product and Applicator for us according to agreed-upon specifications in sufficient quantities to meet our projected supply requirements. 3M agreed to manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity we order. We are obligated to pay Kindeva a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse Kindeva for certain capital expenditures incurred to establish commercial supply of Product. We are responsible for providing, at our expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, Kindeva and Radius have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of Product. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the second quarter of 2021.
The initial term of the Supply Agreement began on its effective date and will continue for five years after the first commercial sale of Product. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. We may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting Product, if we are unable to obtain U.S. regulatory approval for Product within a certain time period, or if we cease development or commercialization of Product. Kindeva may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to Product, if we are unable to obtain U.S. regulatory approval for Product within a certain time period, or if we fail to order Product for a certain period of time after commercial launch of the Product in the U.S. Upon certain events of termination, Kindeva is required to transfer the manufacturing processes for Product and Applicator to us or a mutually agreeable third party and continue supplying Product and Applicator for a period of time pursuant to our projected supply requirements.
In June 2009, we entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies for us on an exclusive basis. The term of the Development Agreement runs until June 2019 and then automatically renews for additional one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. We pay 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. We have paid 3M approximately $30.2 million, in the aggregate, through December 31, 2020 with respect to services and deliverables delivered pursuant to the Development Agreement.
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
Net Operating Loss Carryforwards
As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $1,026.0 million and $702.1 million, respectively, the use of which may be limited, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2036.
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
As a result, we have not recorded any federal or state income tax benefit in our consolidated statements of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Accounting Standards Updates
For a discussion of recent accounting standards updates, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash, cash equivalents and short-term marketable securities of $114.7 million, consisting of cash, money market funds, domestic corporate debt securities, and agency bonds. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. As of December 31, 2020, we do not have any hard to value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
FINANCIAL STATEMENTS
Radius Health, Inc.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Radius Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Radius Health, Inc. and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, and stockholders' equity (deficit), for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Reserves for variable consideration for Medicare Part D, Medicare Part D coverage gap, third-party payor rebates, and product returns - Refer to “Note 2 – Revenue Recognition” and “Note 12 – Product Revenue Returns and Allowances” to the financial statements
Critical Audit Matter Description
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, third-party payor rebates, and other incentives. These reductions are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products. The reserves are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Chargebacks, discounts, fees, and returns are recorded as reductions of accounts receivables, net on the consolidated balance sheets. Government and other rebates are recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
Certain of the reserves for variable consideration related to Medicare Part D, Medicare Part D coverage gap, third-party payor rebates, and product returns (the “Reserves”) involve the use of significant assumptions and judgments in their calculation. These significant assumptions and judgments include consideration of (i) current contractual and statutory requirements, (ii)

expected rebate or return rate, (iii) expected utilization of rebates by plan participants, and (iv) payor mix of the Company’s product sales.
Given the complexity and significant management judgment in determining the significant assumptions used in calculating the Reserves, auditing these estimates involved especially subjective judgment in performing the audit procedures related to these estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Reserves included the following, among others:
•We tested the effectiveness of internal controls over the Company’s estimate of the Reserves, including underlying assumptions and key inputs into the Company’s models used to calculate the Reserves.
•We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to calculate the Reserves.
•We tested significant assumptions and key inputs used to calculate the Reserves by
i.performing sensitivity analyses addressing certain assumptions and subjective inputs utilized in the Reserves calculations to evaluate the impact on the estimated Reserves
ii.reviewing contracts and modifications thereto with certain of the Company’s customers
iii.developing an independent expectation of the estimated Reserves, including a comparison of rates used in management’s calculation to rates in the underlying contracts
iv.performing lookback analyses by comparing amounts invoiced to and paid by the Company to corresponding Reserves recorded by the Company
v.performing testing, on a sample basis, of the activity within accounts receivable and current liabilities made throughout the year and evaluating whether such activity was recorded in accordance with the contractual terms of the Company’s rebate programs and returns policy, and if applicable, statutory requirements.
•We tested the mathematical accuracy of the Reserve model

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2021

We have served as the Company’s auditors since 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Radius Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Radius Health, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases, and related amendments.
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

/s/ Ernst & Young LLP
We served as the Company's auditor from 2005 until August 2020.

Boston, Massachusetts
February 27, 2020

Radius Health, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$91,436	$69,886
Restricted cash	567	567
Marketable securities	23,280	91,015
Accounts receivable, net	20,310	23,289
Inventory	9,174	5,323
Prepaid expenses	13,279	12,131
Other current assets	22,502	846
Total current assets	180,548	203,057
Property and equipment, net	796	2,293
Intangible assets	5,785	6,583
Right of use assets - operating leases	3,933	6,704
Other assets	520	514
Total assets	$191,582	$219,151
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,925	$6,030
Accrued expenses and other current liabilities	59,758	53,030
Deferred revenue	1,000	—
Operating lease liability, current	2,490	2,198
Total current liabilities	73,173	61,258
Convertible notes payable	213,645	195,591
Term loan	24,905	—
Operating lease liability, long term	3,518	4,581
Total liabilities	$315,241	$261,430
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 200,000,000 shares authorized, 46,779,479 shares and 46,189,870 shares issued and outstanding at December 31, 2020 and 2019, respectively	5	5
Additional paid-in-capital	1,222,137	1,194,327
Accumulated other comprehensive income (loss)	21	3
Accumulated deficit	(1,345,822)	(1,236,614)
Total stockholders’ equity (deficit)	(123,659)	(42,279)
Total liabilities and stockholders’ equity (deficit)	$191,582	$219,151
See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	December 31,
	2020	2019	2018
REVENUES:
Product revenue, net	$208,395	$173,317	$99,239
License revenue	30,250	—	—
Total revenue	238,645	173,317	99,239
OPERATING EXPENSES:
Cost of sales - product	16,403	15,287	7,627
Cost of sales - intangible amortization	798	798	799
Research and development, net of amounts reimbursable (a)	159,712	116,757	99,911
Selling, general and administrative	144,154	152,704	184,164
Other operating expense	—	—	10,801
Loss from operations	(82,422)	(112,229)	(204,063)
OTHER (EXPENSE) INCOME:
Other (expense) income, net	(212)	242	59
Interest income	1,403	3,929	5,622
Interest expense	(27,977)	(24,935)	(22,955)
NET LOSS	$(109,208)	$(132,993)	$(221,337)
OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) from available-for-sale securities	18	758	(441)
COMPREHENSIVE LOSS	$(109,190)	$(132,235)	$(221,778)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED (Note 14)	$(109,208)	$(132,993)	$(221,337)
LOSS PER SHARE:
Basic and diluted	$(2.35)	$(2.89)	$(4.88)
WEIGHTED AVERAGE SHARES:
Basic and diluted	46,459,366	46,026,217	45,356,263
(a) Amounts reimbursable were $39.3 million, $0, and $0 for the years ended December 31, 2020, 2019, and 2018.
See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2017	44,616,586	$4	$1,124,630	$(314)	$(882,284)	$242,036
Net loss					(221,337)	(221,337)
Unrealized loss from available-for-sale securities				(441)		(441)
Vesting of restricted shares	36,852	—				—
Exercise of options	472,374	1	9,106			9,107
Exercise of warrants	336,059					—
Share-based compensation expense related to share-based awards for employee stock purchase plan			796			796
Issuance of common stock upon purchase by employee stock purchase plan	101,822	—	2,566			2,566
Share-based compensation expense			27,905			27,905
Balance at December 31, 2018	45,563,693	$5	$1,165,003	$(755)	$(1,103,621)	$60,632
Net loss					(132,993)	(132,993)
Unrealized gain from available-for-sale securities				758		758
Vesting of restricted shares	92,031	—				—
Exercise of options	341,337	—	2,869			2,869
Exercise of warrants	81,104		1,000			1,000
Share-based compensation expense related to share-based awards for employee stock purchase plan			661			661
Issuance of common stock upon purchase by employee stock purchase plan	111,705	—	1,840			1,840
Share-based compensation expense			22,954			22,954
Balance at December 31, 2019	46,189,870	$5	$1,194,327	$3	$(1,236,614)	$(42,279)
Net loss					(109,208)	(109,208)
Unrealized gain from available-for-sale securities				18		18
Vesting of restricted shares	281,099	—				—
Share-based compensation expense related to share-based awards for employee stock purchase plan	—	—	759			759
Exercise of options	193,153	—	1,491			1,491
Issuance of common stock upon purchase by employee stock purchase plan	115,357	—	1,621			1,621
Share-based compensation expense			23,939			23,939
Balance at December 31, 2020	46,779,479	5	1,222,137	21	(1,345,822)	(123,659)
See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(109,208)	$(132,993)	$(221,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,693	2,308	2,867
Amortization of premium (accretion of discount) on marketable securities, net	268	(394)	(390)
Impairment loss on operating lease right of use assets	2,410	339	—
Share-based compensation expense	24,698	23,615	28,701
Amortization of debt discount and issuance costs	18,058	15,785	13,800
Loss on disposals of property and equipment	602	201	—
Changes in operating assets and liabilities:
Inventory	(3,851)	887	(1,844)
Accounts receivables, net	2,979	(6,531)	(12,317)
Prepaid expenses	(1,148)	1,711	(8,667)
Other current assets	(21,656)	356	989
Operating lease right of use assets	1,752	2,034	—
Other long-term assets	(6)	30	255
Accounts payable	3,895	1,804	311
Accrued expenses and other current liabilities	6,728	10,827	(7,000)
Lease liability, operating leases	(2,162)	(2,298)	—
Deferred revenue	1,000	—	—
Other non-current liabilities	—	(95)	(94)
Net cash used in operating activities	(73,948)	(82,414)	(204,726)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(185)
Purchases of marketable securities	(39,915)	(119,502)	(499)
Sales and maturities of marketable securities	107,400	206,779	135,000
Net cash provided by investing activities	67,485	87,277	134,316
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	1,491	3,869	9,106
Proceeds from issuance of term loan	25,000	—	—
Deferred financing costs	(99)	—	—
Proceeds from employee stock purchase plan	1,621	1,840	2,566
Net cash provided by financing activities	28,013	5,709	11,672
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	21,550	10,572	(58,738)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	70,453	59,881	118,619
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$92,003	$70,453	$59,881
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$9,854	$9,150	$9,582
Property and equipment purchases in accrued expense	$—	$—	$309
Cash paid for amounts included in the measurement of operating lease liabilities	$2,551	$2,720	$—
Right of use assets obtained in exchange for operating lease liability	$1,391	$9,077	$—
See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
Radius Health, Inc. ("Radius" or the "Company") is a science-driven fully integrated biopharmaceutical company that is committed to developing and commercializing innovative endocrine therapeutics. In April 2017, the Company’s first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration ("FDA") for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In July 2017, the Company entered into a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan, under which the Company received an upfront payment and is entitled to receive milestone payments upon the achievement of certain regulatory and sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The Company is developing an abaloparatide transdermal system, or abaloparatide-TD, for potential use in the treatment of postmenopausal women with osteoporosis. The Company divested its oncology assets in 2020 by licensing its investigational product candidate, elacestrant ("RAD1901"), to Berlin-Chemie AG, a company of the Menarini Group, and selling its internally discovered investigational product candidate, RAD140, a non-steroidal selective androgen receptor modulator ("SARM"), to Ellipses Pharma. In December 2020, our wholly-owned subsidiary, Radius Pharmaceuticals, Inc., acquired certain assets related to formulations of cannabidiol related to the oral administration of a solution of CBD for therapeutic use in humans or animals (“RAD011”), for which the Company intends to seek FDA approval for a Phase 2/3 trial for treatment of hyperphagia behavior and weight loss in patients with Prader-Willi syndrome.
The Company is subject to risks common to companies in its industry including, but not limited to, the dependence on revenues from a single product, competition, uncertainty about clinical trial outcomes and regulatory approvals, uncertainties relating to pharmaceutical pricing reimbursement, uncertain protection of proprietary technology, potential product liability and the continued ability to obtain financing to fund the Company’s future operations. The Company has incurred losses and may incur additional losses in the future. As of December 31, 2020, the Company had an accumulated deficit of $1.3 billion, and total cash, cash equivalents, and marketable securities of $114.7 million.
Based upon its cash, cash equivalents, and marketable securities balance as of December 31, 2020, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational products that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital to fund its development plans, U.S. commercial scale-up and other operational activities, for at least one year from the date of this filing. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents, marketable securities, or through strategic financing opportunities that could include, but are not limited to collaboration agreements, cash provided by operations or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders.
2. Summary of Significant Accounting Policies
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents—The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Money market funds represents a majority of the cash equivalents balance at December 31, 2020 and 2019.
Restricted Cash—Restricted cash is reported as non‑current unless the restrictions are expected to be released in the next twelve months. As of December 31, 2020 and 2019, the Company had restricted cash of $0.6 million, which represents cash held in a depository account at a financial institution to collateralize foreign VAT charges and virtual payables program. The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of the year ended
	December 31, 2020	December 31, 2019
Cash and cash equivalents	$91,436	$69,886
Restricted cash	567	567
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$92,003	$70,453
Accounts Receivable—Accounts receivable relates to amounts due from customers. Accounts receivable are typically due within 31 days. The Company analyzes accounts that are past due for collectability. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for expected credit losses is not deemed necessary at December 31, 2020 and 2019.
Significant Customers—Gross product revenues and accounts receivable from each of the Company’s customers who individually accounted for 10% or more of total gross product revenues and/or 10% or more of total accounts receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Year Ended December 31,
	2020	2019	2018
Customer A	—%	36%	42%
Customer B	—%	41%	37%
Customer C	—%	11%	12%
Customer D	27%	—%	—%
Customer E	11%	—%	—%

	Percent of Accounts Receivable
	As of December 31,
	2020	2019
Customer A	—%	39%
Customer B	—%	38%
Customer C	—%	19%
Customer F	33%	—%
Customer G	18%	—%
Customer H	13%	—%
Marketable Securities—All investment instruments with an original maturity date, when purchased, in excess of three months have been classified as current marketable securities. The Company classifies securities that are available to fund current operations as current assets. These marketable securities are classified as available-for-sale and are carried at fair value. The Company records unrealized gains and losses on available-for-sale debt securities as a component of accumulated other comprehensive (loss), which is a separate component of shareholders’ equity on its consolidated balance sheet, until such gains and losses are realized. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the years ended December 31, 2020 and 2019.
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
Some assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis. The Company records the fair value of long-lived assets and other intangible assets on a nonrecurring basis. The carrying amounts of current financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments. The fair value of convertible notes payable and the term loan are determined based upon data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments.
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
Sales and Marketing Cost—Sales and marketing expenses consist primarily of wages, commissions and benefits for sales and marketing personnel, consulting fees, conferences and seminars, and marketing and advertising costs such as marketing literature, promotional activities, conferences and seminars and branding. Advertising costs are expensed as incurred and included in selling, general and administrative costs in the accompanying consolidated statements of operations.
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
Other current assets—Research and development costs incurred by the Company that are reimbursable are recorded as other receivables or unbilled receivables and are included in other current assets. As of December 31, 2020, total reimbursable research and development costs of $21.4 million was included in other current assets on the consolidated balance sheet.
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
Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns the Company has recorded a full valuation allowance against otherwise realizable net deferred tax assets as of December 31, 2020 and 2019.
Share-Based Compensation-Options—The Company measures stock-based compensation cost at the accounting measurement date based on the fair value of the option and recognizes the expense related to awards to employees on a straight-line basis over the requisite service period of the option, which is typically the vesting period. Forfeitures are recognized as they occur.
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

Revenue Recognition— In April 2017, the FDA approved TYMLOS. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with wholesalers in the U.S. to distribute TYMLOS. In the first quarter of 2020, the Company executed a transition of our external distribution model from full-line wholesalers to specialty distributors and specialty pharmacies (collectively, its “Customers”). Additionally, in July 2017, the Company entered into a License and Development Agreement (the “Teijin Agreement”) with Teijin Limited (“Teijin”) for abaloparatide-SC in Japan. These arrangements are the Company’s initial contracts with customers and, as such, were evaluated and accounted for in compliance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”), which was adopted during the quarter ended June 30, 2017. In connection therewith, there was no transition to Topic 606 because the Company had no historical revenue. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.
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
Product Revenue, Net— The Company sells TYMLOS to a limited number of Customers. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.
The Company recognizes revenue on product sales when the Customer obtains control of the Company’s product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.
If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the twelve months ended December 31, 2020 and 2019.
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
The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period, for the estimates detailed below, as of December 31, 2020 and, therefore, the transaction price was not reduced further during the twelve months ended December 31, 2020 and 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances— The Company generally provides Customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.
Product Returns— Consistent with industry practice, the Company generally offers Customers a limited right of return for product that has been purchased from the Company based on the product’s expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivables, net on the consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has received an immaterial amount of returns to date and believes that returns of product in future periods will be minimal.
The Company’s limited right of return policy allows for eligible returns of TYMLOS in the following circumstances:
•Shipment errors that were the result of an error by us;
•Quantity delivered that is greater than the quantity ordered;
•Product distributed by us that is damaged in transit prior to receipt by the customer;
•Expired product, previously purchased directly from us, that is returned during the period beginning six months prior to the product’s expiration date and ending twelve months after the product’s expiration date;
•Product subject to a recall; and
•Product that we, at our sole discretion, have specified to be returned.
In addition, our limited right of return policy allows for eligible returns of TYMLOS from indirect purchasers in the following circumstances:
•Expired product that is returned during the period beginning six months prior to the product’s expiration date and ending twelve months after the product’s expiration date;
•Product subject to a recall; and
•Product that we, at our sole discretion, have specified to be returned.
Provider Chargebacks and Discounts— Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that Customers have claimed, but for which the Company has not yet issued a credit.
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
Payor Rebates— The Company contracts with certain third-party payors, primarily health insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.

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
Product Revenue Reserves and Allowances— Chargebacks, discounts, fees, and returns are recorded as reductions of accounts receivables, net on the consolidated balance sheets. Government and other rebates are recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.
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
We utilize judgment to determine the transaction price. In connection therewith, we evaluate contingent milestones at contract inception to estimate the amount which is not probable of a material reversal to include in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and, therefore, the variable consideration is constrained. At the end of each reporting period, we re-evaluate the probability of achieving development, regulatory, or commercial milestone payments which may not be subject to a material reversal and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.
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
•fees paid to clinical research organizations (“CRO”) in connection with clinical studies, if CROs are used; and
•fees paid to contract manufacturers in connection with the production of clinical trial materials.
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
Accounting Standards Updates—Recently Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Certain amendments thereto were also issued by the FASB. ASU 2016-13 and the related amendments require that credit losses be reported using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The previous accounting guidance, as applied by the Company through December 31, 2019, was based on an incurred losses model. The standard replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. For available-for-sale debt securities with unrealized losses, ASU 2016-13 and the related amendments now requires allowances to be recorded instead of reducing the amortized cost of the investment. These amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2019. The Company adopted ASU 2016-13 on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.
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
The Company applied the package of practical expedients to leases that commenced prior to the effective date whereby it elected to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected the short-term lease recognition exemption for all leases that qualify, where a right-of-use asset or lease liability will not be recognized for short term leases. Furthermore, for all leases entered into or modified after the effective date, the Company has made an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components. The Company did not elect the use-of-hindsight to estimate the lease term or to assess impairment of right-of-use assets for existing leases.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement, or (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments under ASU 2018-13 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-13 on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 updates guidance regarding accounting for a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.
Other- In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy. The business tax provisions of the CARES Act include temporary changes to income and non-income-based tax laws. Some of the key income tax provisions include eliminating the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (“NOL”) carryforwards to offset taxable income in 2018, 2019, or 2020 and reinstating it for tax years after 2020; allowing NOLs generated in 2018, 2019, or 2020 to be carried back five years; increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2019 and 2020 tax years; allowing taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cut and Jobs Act; and allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%. Companies are required to account for these provisions in the period that includes the March 2020 enactment date (i.e., the first quarter for calendar year-end entities). The Company has assessed the impact of these provisions and they are not material to the Company’s consolidated financial statements or related disclosures. Measures of the CARES Act not related to income-based taxes include allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 over the following two years and allowing eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds. These measures of the CARES Act are also not material to the Company’s consolidated financial statements as the Company did not apply for any credit during the period.
Accounting Standards Updates—Recently Issued
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently in the process of determining the effect that the adoption will have on its consolidated financial statements and related disclosures.

3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	December 31, 2020
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,616	$—	$—	$44,616
Money market	46,820	—	—	46,820
Total	$91,436	$—	$—	$91,436
Marketable securities:
Domestic corporate debt securities	$18,266	$21	$(2)	$18,285
Domestic corporate commercial paper	4,993	2	—	4,995
Total	$23,259	$23	$(2)	$23,280

	December 31, 2019
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$34,726	$—	$—	$34,726
Money market	35,160	—	—	35,160
Total	$69,886	$—	$—	$69,886
Marketable securities:
Domestic corporate debt securities	$41,229	$3	$(3)	$41,229
Domestic corporate commercial paper	24,900	5	—	24,905
Agency bonds	12,391	1	(3)	12,389
US treasury bonds	12,492	—	—	12,492
Total	$91,012	$9	$(6)	$91,015
There were no securities in a loss position for more than 12 months at December 31, 2020 and 2019. There was one debt security in an unrealized loss position for less than 12 months at December 31, 2020 and there were eight debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2019. The aggregate unrealized loss on these securities as of December 31, 2020 and 2019 was approximately $2.0 thousand and $6.0 thousand, respectively, and the fair value was $5.0 million and $42.5 million, respectively. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2020 and 2019.
As of December 31, 2020, all marketable securities, which had an aggregate fair value of $23.3 million, are maturing within one year.
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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the twelve months ended December 31, 2020 and 2019.
The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2020 and December 31, 2019 (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$44,616	$—	$—	$44,616
Money market funds (1)	46,820	—	—	46,820
Total	$91,436	$—	$—	$91,436
Marketable Securities
Domestic corporate debt securities (2)	$—	$18,285	$—	$18,285
Domestic corporate commercial paper (2)	—	4,995	—	4,995
Total	$—	$23,280	$—	$23,280

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$34,726	$—	$—	$34,726
Money market funds (1)	35,160	—	—	35,160
Total	$69,886	$—	$—	$69,886
Marketable securities:
Domestic corporate debt securities (2)	$—	$41,229	$—	$41,229
Domestic corporate commercial paper (2)	—	24,905	—	24,905
Agency bonds (2)	—	12,389	—	12,389
US treasury bonds (2)	—	12,492	—	12,492
Total	$—	$91,015	$—	$91,015
(1)Fair value is based upon quoted market prices.
(2)Fair value is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Inputs are obtained from various sources, including market participants, dealers and brokers.
5. Inventory
Inventory consists of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Raw materials	$5,228	$4,093
Work in process	667	—
Finished goods	3,279	1,230
Total inventories	$9,174	$5,323
Finished goods manufactured by the Company have a 36-month shelf life from date of manufacture.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (In Years)	December 31,
		2020	2019
Furniture and fixtures, lab and office equipment	5	$299	$1,262
Computer equipment and software	3	2,697	2,726
Manufacturing equipment	10	1,616	1,616
Leasehold improvements	Shorter of useful life or remaining lease term	183	1,915
		4,795	7,519
Less: accumulated depreciation		(3,999)	(5,226)
Property and equipment, net		$796	$2,293
The Company performed a qualitative impairment analysis to determine if any of the assets displayed indicators of impairment that would trigger the need for further analysis, and concluded that there were indicators of impairment for property and equipment as of December 31, 2020. As a result of the abandonment of our leases (see Note 18), we disposed leasehold improvements, computer equipment, lab and office equipment, and furniture and fixtures and recorded a $0.6 million loss on disposal for these assets during the year ended December 31, 2020. Depreciation expense related to property and equipment was approximately $0.9 million, $1.5 million and $1.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
7. Intangible Assets
The following table presents intangible assets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019	Estimated useful life (years)
Acquired and in-licensed rights	$8,712	$8,712	11
Less: accumulated amortization	(2,927)	(2,129)
Total intangible asset, net	$5,785	$6,583
The acquired and in-licensed rights relate to the milestone of €8.0 million (approximately $8.7 million) paid to Ipsen, which was triggered by the FDA approval of TYMLOS on April 28, 2017.
The Company recorded approximately $0.8 million, $0.8 million, and $0.8 million in amortization expense related to intangible assets, using the straight-line methodology which is considered the best estimate of economic benefit, during each of the twelve months ended December 31, 2020, 2019, and 2018, respectively. Estimated future amortization expense for intangible assets as of December 31, 2020 is approximately $0.8 million per year over the remaining life of 7.25 years.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses as of December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Commercial costs	$3,901	$3,514
Product revenue reserves	14,650	17,280
Royalty payable	2,999	2,797
Research costs	20,061	13,049
Payroll and employee benefits	10,999	11,551
Interest	3,153	3,050
Professional fees	3,235	1,439
Restructuring	665	255
Other current liabilities	95	95
Total accrued expenses and other current liabilities	$59,758	$53,030
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
The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1, beginning on March 1, 2018. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. Prior to December 31, 2017, the Convertible Notes were not convertible except in connection with a make whole fundamental change, as defined in the respective indentures. The Convertible Notes will be subject to redemption at our option, on or after September 1, 2021, in whole or in part, if the conditions described below are satisfied. The Convertible Notes will mature on September 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 20.4891 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $48.81 per share of common stock and 6,249,176 shares). As of December 31, 2020, the Notes were not convertible.
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
The outstanding balances of the Convertible Notes consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Liability component:
Principal	$305,000	$305,000
Less: debt discount and issuance costs, net	(91,355)	(109,409)
Net carrying amount	$213,645	$195,591

Equity component:	$134,450	$134,450
The Company determined the expected life of the Convertible Notes was equal to its seven-year term. The effective interest rate on the Liability Components of the Convertible Notes for the period from the date of issuance through December 31, 2020 was 13.04%. As of December 31, 2020, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair values of the 3% Convertible Senior Notes due September 1, 2024 are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these convertible senior notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of December 31, 2020 was approximately $272.9 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the twelve months ended December 31, 2020, 2019, and 2018 (in thousands):

	Twelve Months Ended December 31,
	2020	2019	2018
Contractual interest expense	$9,150	$9,150	$9,150
Amortization of debt discount	17,403	15,213	13,300
Amortization of debt issuance	651	572	505
Total interest expense	$27,204	$24,935	$22,955
Future minimum payments on our long-term debt as of December 31, 2020 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$9,150
2022	9,150
2023	9,150
2024 and thereafter	314,150
Total minimum payments	$341,600
Less: interest	(36,600)
Less: unamortized discount	(91,355)
Less: current portion	—
Long Term Debt	$213,645
10. Term Loan and Credit Facility
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
As of December 31, 2020, the Company had received net proceeds of approximately $24.9 million from the Term Loan, net of fees and expenses of $0.1 million. The estimated fair value of the Term Facility as of December 31, 2020 was approximately $22.4 million. The outstanding balance of the Term Loan as of December 31, 2020 was (in thousands):

Term loan
Principal	$25,000
Less: debt issuance costs, net	$(95)
Net carrying amount	$24,905
The following table sets forth total interest expense recognized related to the Term Facility during the twelve months ended December 31, 2020 (in thousands):

December 31,
2020

Contractual interest expense	$771
Amortization of debt discount	4
Total interest expense	$775
Future minimum payments on the Term Facility as of December 31, 2020 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$1,864
2022	1,964
2023	17,610
2024	9,027
Total minimum payments	$30,465
Less: interest	(5,465)
Less: unamortized issuance costs	(95)
Less: current portion	—
Long Term Debt	$24,905
11. Employee Stock Benefit Plans
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
At December 31, 2020, there were 1,819,788 shares available for future sale to employees under this plan. As of December 31, 2020, the Company recorded a liability of $0.5 million related to employee withholdings under this plan.
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
As of December 31, 2020, an aggregate of 4,833,162 common shares remained outstanding under all of the Company’s stock based compensation plans. The number of common shares remaining available for granting of future awards under these plans was approximately 6,078,075 at December 31, 2020.
The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its employee stock options. The weighted-average grant-date fair value per share of options granted during 2020, 2019, and 2018 was $10.23, $12.97, and $18.69 respectively. The weighted-average assumptions used in the Black-Scholes option-pricing model were as follows:

	Years Ended December 31,
	2020	2019	2018
Expected term (years)	6.17	6.13	6.23
Volatility	67%	72%	56%
Expected dividend yield	0%	0%	0%
Risk-free interest rates	0.65%	2.35%	2.68%
A summary of stock option activity for the year ended December 31, 2020 is as follows (in thousands, except for share, per share, and weighted-average contractual life amounts):

	Shares	Weighted-Average Exercise Price (in dollars per share)	Weighted-Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	4,834,255	$34.69
Granted	1,615,440	17.27
Exercised	(193,153)	7.72
Canceled	(1,089,195)	24.79
Expired	(909,185)	45.56
Options outstanding at December 31, 2020	4,258,162	$29.50	5.57	$2,896
Options exercisable at December 31, 2020	2,667,370	$36.27	3.45	$568
The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2020 and 2019 was $1.6 million and $4.2 million, respectively.
As of December 31, 2020, there was approximately $14.6 million of total unrecognized compensation expense related to unvested option-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3.25 years.
Restricted Stock Units
A summary of RSU activity during the year ended December 31, 2020 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding at December 31, 2019	614,273	$22.83
Granted	569,975	19.38
Vested	(281,099)	22.36
Forfeited	(306,889)	21.34
RSUs Outstanding at December 31, 2020	596,260	$20.52
As of December 31, 2020, there was approximately $8.1 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.99 years.
Performance Units
During the twelve months ended December 31, 2020, the Company awarded 70,000 performance restricted stock units (“PSUs”) to an employee. Each PSU entitles the holder to receive one share of the Company’s common stock if and when the PSU vests. The PSUs vest upon achievement of certain performance targets within a pre-specified period from the grant date. The vesting of any earned units is subject to the employee’s continued service relationship with the Company through each vesting date. As of December 31, 2020, there were no performance restricted stock units outstanding.
A summary of PSU activity during the twelve months ended December 31, 2020 is as follows:

	PSUs	Weighted-Average Grant Date Fair Value (in dollars per share)
PSUs Outstanding at December 31, 2019	79,000	$19.20
Granted	70,000	19.96
Vested	—	—
Forfeited	(149,000)	19.56
PSUs Outstanding at December 31, 2020	—	$—

As the performance condition must be met for the awards to vest, compensation cost will be recognized over the implicit service period and only if the performance condition is assessed as probable of achievement. As of December 31, 2020, the achievement of the performance condition was not probable and, therefore, no expense has been recognized to date.
Performance Options
During the twelve months ended December 31, 2020, the Company awarded 575,000 performance stock options (“PSOs”) to an employee. Each PSO entitles the holder to receive one share of the Company’s common stock if and when the PSO vests. The PSOs vest upon achievement of certain performance targets within a pre-specified period from the grant date. The vesting of any earned options is subject to the employee’s continued service relationship with the Company through each vesting date.
A summary of PSO activity during the twelve months ended December 31, 2020 is as follows:

	PSUs	Weighted-Average Grant Date Fair Value (in dollars per share)
PSOs Outstanding at December 31, 2019	—	$—
Granted	575,000	16.46
Vested	—	—
Forfeited	—	—
PSOs Outstanding at December 31, 2020	575,000	$16.46
As the performance condition must be met for the awards to vest, compensation cost will be recognized over the requisite service period. As of December 31, 2020, approximately $2.4 million of expense was recognized.
The following table summarizes stock-based compensation expense by financial statement line (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$6,654	$8,768	$11,657
General and administrative	18,044	14,847	17,044
Share-based compensation expense included in operating expenses	$24,698	$23,615	$28,701
12. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to Customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the twelve months ended December 31, 2020 and 2019 (in thousands):

	Chargebacks, Discounts, and Fees	Government and Other Rebates	Returns	Total
Ending balance at December 31, 2018	$3,198	$7,620	$411	$11,229
Provision related to sales in the current year	30,960	62,271	1,673	94,904
Adjustment related to prior periods sales	(81)	337	(10)	246
Credits and payments made	(28,338)	(52,948)	(491)	(81,777)
Ending balance at December 31, 2019	$5,739	$17,280	$1,583	$24,602
Provision related to sales in the current year	20,549	76,166	1,938	98,653
Adjustment related to prior periods sales	(107)	(1,551)	—	(1,658)
Credits and payments made	(24,290)	(77,251)	(949)	(102,490)
Ending balance at December 31, 2020	$1,891	$14,644	$2,572	$19,107
Chargebacks, discounts, fees, and returns are recorded as reductions of accounts receivables, net on the consolidated balance sheets. Government and other rebates are recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

13. License Revenue and Reimbursable Expenses
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
During the twelve months ended December 31, 2020, the Company recognized $30.0 million of license revenue, as it had satisfied its promises under the performance obligation for the license, including the transfer of know-how and regulatory filings, by transferring them at a point in time during the quarter. During the twelve months ended December 31, 2020, the Company recorded $39.3 million as a reduction of research and development expenses for reimbursement of transition services performed under the TSA. As of December 31, 2020, we had a receivable of $21.4 million related to reimbursable research and development expenses under this agreement, which is presented in other current assets on the consolidated balance sheet.
14. Net Loss Per Share
Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(109,208)	$(132,993)	$(221,337)
Loss attributable to common stockholders—basic	(109,208)	(132,993)	(221,337)
Loss attributable to common stockholders—diluted	$(109,208)	$(132,993)	$(221,337)
Denominator:
Weighted-average number of common shares used in loss per share— basic and diluted	46,459,366	46,026,217	45,356,263
Loss per share—basic and diluted	$(2.35)	$(2.89)	$(4.88)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the years ended December 31, 2020, 2019, and 2018 all of the Company’s options to purchase common stock, warrants, stock units outstanding, and performance options were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Year Ended December 31
	2020	2019	2018
Options to purchase common stock	4,258,162	4,834,255	5,462,787
Warrants	—	—	120,532
Restricted stock units	596,260	614,273	227,088
Performance units	—	79,000	—
Performance options	575,000	—	—
15. License Agreements
Ipsen
In September 2005, the Company entered into a license agreement (the “License Agreement”), as amended, with an affiliate of Ipsen Pharma SAS (“Ipsen”) under which the Company exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture, and commercialize certain compounds and related products in all countries, except Japan and France (where the Company’s commercialization rights were subject to certain co-

marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement were met). The Company believes that Ipsen’s co-marketing and co-promotion rights in France have permanently expired. Ipsen also granted the Company an exclusive right and license under the Ipsen compound technology and related patents to make, and have made, compounds or products in Japan. Ipsen further granted the Company an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling the Company to develop, manufacture, and commercialize compounds and products covered by the compound technology license in all countries, except Japan and France (as discussed above).
In consideration for these rights, the Company made nonrefundable, non-creditable payments in aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through December 31, 2020. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement is €24.0 million (approximately $29.5 million). In connection with the FDA’s approval of TYMLOS in April 2017, the Company paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which the Company recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The agreement provides that the Company would pay to Ipsen a fixed five percent royalty based on net sales of the product by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was $10.4 million and $8.7 million for the years ended December 31, 2020 and 2019, respectively, which is recorded in cost of sales within the consolidated statement of operations and comprehensive loss. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Upon execution of the Teijin Agreement, the transaction price included only the $10.0 million up-front payment owed to the Company. As referenced above, the Company may receive further payments upon the achievement of certain regulatory and sales milestones, totaling up to $40.0 million, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The Company notes that these milestone and royalty payments represent variable consideration and amounts subject to the sales and usage-based royalty exception under ASC 606, respectively. The regulatory milestone payments representing variable consideration were fully constrained through December 31, 2020, and no amount will be recognized until the applicable regulatory milestones are achieved. The sales-based milestones and royalty payments subject to the sales and usage-based royalty exception will not be included in the transaction price until the underlying sales or sales-based milestones have been achieved.
16. Income Taxes
For the year ended December 31, 2020, 2019, and 2018 no income tax expense was recorded due to the Company’s net operating losses (NOLs) and full valuation allowance.
    The components of loss before provision for (benefit from) income taxes during the three years ended December 31, 2020 consisted of the following:

	Year Ended December 31,
	2020	2019	2018
United States	$(109,208)	$(116,749)	$(208,735)
Foreign	—	(16,244)	(12,602)
	(109,208)	(132,993)	(221,337)
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax benefit using U.S. federal statutory rate	$(22,934)	$(27,918)	$(46,464)
State income taxes, net of federal benefit	(2,108)	(5,486)	(6,694)
Stock-based compensation	6,315	4,379	(12)
Research and development tax credits	(5,222)	(2,491)	(3,743)
Change in the valuation allowance	28,443	26,918	49,550
Convertible note	(128)	(128)	(128)
Permanent items	287	457	883
Uncertain Tax Positions	12	—	—
Foreign rate differential	—	3,414	2,649
Capitalized R&D expenses	(5,641)	—	—
Other	976	855	3,959
Income tax expense	$—	$—	$—
The principal components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
NOL carryforwards	$255,052	$243,063
Capitalized research and development	13,615	4,099
Research and development credits	13,773	9,608
Interest Expense	4,614	2,729
Accrued expenses	4,253	5,342
Stock-based compensation	11,696	14,952
UNICAP	168	103
Allowance for bad debt	1,059	1,832
Operating lease liability	1,431	1,696
Other	98	119
Gross non-current deferred tax assets	305,759	283,543
Valuation allowance	(283,684)	(255,242)
Net non-current deferred tax assets	$22,075	$28,301
Deferred tax liabilities:
Depreciation	$(146)	$(216)
Right-of-Use asset	(937)	(1,677)
Convertible debt	(20,992)	(26,408)
Gross non-current deferred tax liabilities	(22,075)	(28,301)
Net non-current deferred tax assets (liabilities)	$—	$—
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
The Company has recorded a valuation allowance against its net deferred tax assets in each of the years ended December 31, 2020, 2019, and 2018, because the Company’s management believes that it is more likely than not that these assets will not be realized. The increase in the valuation allowance of $28.4 million in 2020 primarily relates to the net loss incurred by the Company.

As of December 31, 2020, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $1,026.0 million and $702.1 million, respectively, which may be used to offset future taxable income. Of the federal NOL amount, approximately $754.2 million will expire at various dates through 2037 and $271.8 million will carryforward indefinitely. The state NOLs will expire at various dates through 2040.
As of December 31, 2020, the Company also had federal and state tax credits of $11.9 million and $2.3 million, respectively, to offset future tax liabilities. The federal general business credits will expire at various dates through 2040 and the state research and development tax credits will expire at various dates through 2035.
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
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2020, the unrecognized tax benefit was $3.6 million which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Uncertain Tax Position
Balance at December 31, 2019	$2,563
Decreases related to prior year tax positions	(1)
Increases related to prior year tax positions	—
Decreases related to current year tax positions	—
Increases related to current year tax positions	1,030
Balance at December 31, 2020	$3,592
The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. Generally, the tax years 2017 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.
No material interest or penalties have been recorded for the years ended December 31, 2020, 2019, or 2018. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.
17. Commitments and Contingencies
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
As of December 31, 2020, the Company was not party to any significant litigation.
Kindeva
In February 2018, the Company entered into a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-coated transdermal system product (“Product”) and associated applicator devices (“Applicator”). In May 2020, 3M announced that it completed its sale of its drug delivery business, which manufactures clinical trial supplies of abaloparatide-TD, to Kindeva Drug Delivery (“Kindeva”), an affiliate of Altaris Capital Partners, LLC (“Altaris”). Under the Supply Agreement, Kindeva will manufacture Product and Applicator for the Company according to agreed-upon specifications in sufficient quantities to meet the Company’s projected supply requirements. Kindeva will manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity the Company orders. The Company will pay Kindeva a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse Kindeva for certain capital expenditures incurred to establish commercial supply of Product. The Company is responsible for providing, at its expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, Kindeva and the Company have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology.
The initial term of the Supply Agreement began on its effective date, February 27, 2018, and will continue for five years after the first commercial sale of Product. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. The Company may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting Product, if it is unable to obtain U.S. regulatory approval for Product within a certain time period, or if it ceases development or commercialization of Product. Kindeva may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to Product, if the Company is unable to obtain U.S. regulatory approval for Product within a certain time period, or if the Company fails to order Product for a certain period of time after commercial launch of the Product in the U.S. Upon certain events of termination, Kindeva is required to transfer the manufacturing processes for Product and Applicator to the Company or a mutually agreeable third party and continue supplying Product and Applicator for a period of time pursuant to the Company’s projected supply requirements.
In partnership with 3M, prior to 3M’s sale of its drug delivery business to Kindeva, the Company selected Thermo Fisher to conduct the abaloparatide-TD coating process and packaging operations. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of Product. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the second quarter of 2021. In addition, there are cancelable purchase commitments in place to fund the facility build out and future purchases of capital equipment. The Company has paid 3M and Kindeva approximately $30.0 million, in the aggregate, through December 31, 2020 with respect to performance under the Supply Agreement.
In June 2009, the Company entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019, after which it automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company pays 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. The Company has paid 3M approximately $30.2 million, in the aggregate, through December 31, 2020 with respect to services and deliverables delivered pursuant to the Development Agreement.
Manufacturing Agreements
In June 2016, the Company entered into a Supply Agreement with Ypsomed AG, pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. The Company has agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. The Company will purchase the device subject to minimum annual quantity requirements over the initial three-year term of the agreement. The Company is required to purchase a minimum number of batches for CHF 1.9 million ($2.2 million) through the year ended December 31, 2022.
In June 2016, the Company entered into a Commercial Supply Agreement with Vetter Pharma International GmbH, pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product containing the active pharmaceutical ingredient of abaloparatide, to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. The Company has agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company has agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement had an initial term of five years, which began on January 1, 2016, after which it automatically renewed for a two-year term and will automatically renew for additional two-year terms thereafter unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
In July 2016, the Company entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB, as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually, equal to €2.9 million ($3.6 million) per year and $17.2 million in total through the year ended December 31, 2022. The agreement has an initial term of a six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
Asset Purchase Agreement
In December 2020, the Company entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of CBD related to the oral administration of a solution of CBD for therapeutic use in humans or animals. Under the terms of the agreement, the Company may be obligated to make additional payments of up to $60.0 million in future periods, which would become due and payable only upon the achievement of certain development milestones. In addition, the Company may be obligated to pay up to $30.0 million in sales milestones contingent upon the realization of sales revenues and sublicense revenue. As of December 31, 2020, the Company recognized a liability of $2.5 million, which is recorded as accrued expenses and other current liabilities within the consolidated balance sheet for certain development milestones that were deemed probable of achievement.
Related Party Transactions
Beginning in December 2019, a member of our Board of Directors had a familial relationship with an executive officer of one of our customers, AmerisourceBergen Corporation (“ABC”). The activities with ABC and its affiliates are in the ordinary course of business and are primarily for commercial distribution of TYMLOS and service fees. As of December 31, 2020, the Company recognized net revenues of approximately $23.7 million from ABC in connection with product sales of TYMLOS and paid ABC and its affiliates approximately $2.7 million for services under various commercial and services agreements.
18. Leases
The Company determines if an arrangement is a lease at inception. For operating leases, amounts recorded in connection therewith are included in right-of-use assets and lease liabilities in the consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases and are recognized on the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases have not historically provided an implicit rate, the Company’s incremental borrowing rate based on information available at the commencement date is used in determining the present value of lease payments. However, the implicit rate is used when readily determinable. The operating lease right-of-use assets also include any lease payments made and reduced by lease incentives. Options to extend the lease term or terminate the leases are incorporated into the determination of the lease term if it is reasonably certain that the Company will exercise such options based on assessment of economic factors, such as contractual terms, market rates and locations, and costs associated with negotiation of new leases or termination of leases. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
In addition, as a practical expedient, for all leases entered into or modified after the effective date of ASC 842, the Company, as the lessee, has made an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components. The Company will account for each separate lease component and the non-lease components associated with that lease component as a single lease component.
The Company has operating leases for corporate offices in Waltham, MA, Seaport, MA, Wayne, PA and for research laboratories in Cambridge, MA. These leases have remaining lease terms of less than one year to three years, some of which include options to extend the leases for additional years, and of which includes the option to terminate the lease upon default by the Company. The options to extend and terminate the leases were not incorporated into the determination of the lease term as the exercise of such options was not reasonably certain at the lease commencement date based on assessment of economic factors.

In addition to the operating leases, the Supply Agreement with Kindeva is a multiple-element arrangement covering Phase 3 clinical materials and related services, potential commercial materials, and potential future royalty payments, as well as the construction of certain equipment, an isolator, to be used in the manufacture of the Phase 3 and potential commercial supplies of Product. The contractually stated cost of the isolator, as well as the costs of the other elements, represent the estimated standalone selling price and, therefore, no initial allocation was required to separate the cost of the isolator from the other elements. Under ASC 840, Leases, which was the standard under which the Company accounted for leases through December 31, 2019, the Company was considered the accounting owner of the isolator equipment during construction and costs were recognized to research and development expense as incurred through December 31, 2019, since the equipment was assessed to not have alternative future use to the Company. Upon transition to ASC 842 on January 1, 2019, the Company continues to control the isolator during construction and costs will be recognized to research and development expense as incurred, which is expected to be completed in 2021, since the equipment was again assessed to not have alternative future use to the Company and/or 3M.
On March 27, 2018, the Company announced organizational changes which included the closure of its Parsippany, NJ office and, on January 4, 2019, the Company ceased use of the office, triggering an impairment assessment. In connection with this assessment, the Company recorded an impairment loss of $0.3 million during the twelve months ended December 31, 2019.
On January 28, 2020, the Company amended the Waltham, MA operating lease, extending the lease expiration. In connection with the amendment, the Company remeasured the net present value of the remaining lease payments of the right-of-use assets and lease liabilities to a total of $2.1 million as of January 28, 2020. The Company recorded a total adjustment of $1.1 million to increase both the right-of-use assets and lease liabilities.
On August 10, 2020, the Company announced a shift to a hybrid work model and the plan to vacate its current corporate offices, which triggered the Company to assess the recoverability of its long lived assets, including right-of-use assets. In connection with this assessment, the Company recorded an impairment loss on right-of-use assets of $1.5 million and $0.9 million related to the Waltham, MA and Wayne, PA offices, respectively, during the twelve months ended December 31, 2020.
The Company’s operating leases also include such costs as real estate taxes and common area maintenance charges. Such amounts have been recorded as variable lease costs within the consolidated statement of operations. During the twelve months ended December 31, 2020, the components of lease expense were as follows (in thousands):

	Year ended December 31,
	2020	2019
Operating lease cost	$2,555	$2,742
Variable lease cost	370	124
Total lease cost	$2,925	$2,866
As of December 31, 2020, the weighted average remaining lease term for the Company’s operating leases was 3.70 years.
As a discount rate was not directly observable for the operating leases, the discount rate used to calculate the net present value of future payments was the Company’s incremental borrowing rate calculated at transition based on the remaining lease term for each operating lease. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. In determining the incremental borrowing rate, the Company considered the following: (i) the Company’s public credit rating, (ii) observable debt yields of the Company, as well as other bonds in the market issued by other companies with similar credit ratings as the Company, and (iii) adjustments necessary for collateral, lease term and inflation. As of December 31, 2020, the weighted average discount rate for the Company’s operating leases was 5.75%.
Future payments of operating lease liabilities as of December 31, 2020 are as follows (in thousands):

Year ending December 31,
2021	$2,780
2022	1,131
2023	980
2024	1,005
Thereafter	857
Total Lease payments	6,753
Less: effect of discounted cash flows during the period	(745)
Total	$6,008
Rent expense for the years ended December 31, 2020, 2019, and 2018 was $2.9 million, and $2.9 million, and $3.5 million, respectively.
As of December 31, 2020, the Company had no operating or finance leases that have not yet commenced. In addition, upon adoption, and as of December 31, 2020, the Company had no short-term leases.
19. Subsequent Events
The Company has evaluated the subsequent events that have occurred through the date of the report and determined that there are no material subsequent events that require disclosure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Radius Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Radius Health, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2021

ITEM 9B.    OTHER INFORMATION.
On February 22, 2021, our Board of Directors adopted Amended and Restated By-Laws to add a new forum selection provision as new ARTICLE X thereto.
The provision provides that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company’s Restated Certificate of Incorporation or Amended and Restated By-Laws, or (iv) any action asserting a claim governed by the internal affairs doctrine. The provision further provides that unless the Company consents in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, and that any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to the foregoing.
The foregoing description is qualified in its entirety by reference to the full text of the Company’s Amended and Restated By-Laws, a copy of which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required with respect to this item will be set forth in our definitive Proxy Statement to be delivered to our stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 9, 2021. Such information is incorporated herein by reference.
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
The remainder of the response to this item will be set forth in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements
The following consolidated financial statements and supplementary data are included in Part II of Item 8 filed of this Annual Report on Form 10-K:

(b)Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(c)Exhibits
The Exhibit Index follows Item 16 and is incorporated herein by reference.

ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

EXHIBIT INDEX
Unless otherwise indicated, all references to previously filed Exhibits refer to the Company’s filings with the Securities and Exchange Commission, or SEC, under File No. 001-35726.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K		3.1	6/13/2014
3.2	Amended and Restated By-Laws					*
4.1	Fifth Amended and Restated Stockholders’ Agreement, dated April 24, 2014, between the Company and the stockholders party thereto	S-1/A	333-194150	4.2	4/25/2014
4.2	Base Indenture, dated as of August 14, 2017, between the Company and Wilmington Trust, National Association	8-K		4.1	8/14/2017
4.3	First Supplemental Indenture, dated as of August 14, 2017, between the Company and Wilmington Trust, National Association	8-K		4.2	8/14/2017
4.4	Form of 3.00% Convertible Senior Note due 2024 (included in Exhibit 4.2)	8-K		4.3	8/14/2017
4.5	Description of Securities	10-K		4.5	2/27/2020
	Management Contracts and Compensatory Plans
10.1	Radius Health, Inc. 2003 Long-Term Incentive Plan (as amended)	10-K		10.20	3/10/2015
10.1(a)	Radius Health, Inc. 2003 Long-Term Incentive Plan Form of Stock Option Agreement	8-K	000-53173	10.32	5/23/2011
10.2	Radius Health, Inc. 2011 Equity Incentive Plan (as amended and restated)	8-K		10.1	5/27/2016
10.2(a)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Incentive Stock Options	10-K		10.2(a)	2/24/2017
10.2(b)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Non-Incentive Stock Options	10-K		10.2(b)	2/24/2017
10.2(c)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement, attached as Exhibit A thereto	10-K		10.2(c)	2/24/2017
10.3	Radius Health, Inc. 2018 Stock Option and Incentive Plan, together with forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement for Employees, Non-Qualified Stock Option Agreement for Non-Employee Directors, Restricted Stock Unit Agreement for Employees, and Restricted Stock Unit Agreement for Non-Employee Directors.	10-Q		10.5	8/7/2018
10.3(a)	Form of Restricted Stock Unit Agreement for Employees under Radius Health, Inc. 2018 Stock Option and Incentive Plan	10-K		10.3(a)	2/27/2020

10.4	Radius Health, Inc. 2016 Employee Stock Purchase Plan	8-K	10.2	5/27/2016
10.5	Radius Health, Inc. Amended and Restated Non-Employee Director Compensation Program	10-K	10.5	02/28/2019
10.6	Form of Executive Severance Agreement between the Company and Jose Carmona	10-K	10.13	2/24/2017
10.7	Form of Executive Severance Agreement between the Company and Joseph Kelly and Charles Morris	10-K	10.12(a)	3/1/2018
10.8	Form of Executive Severance Agreement				*
10.9	Employment Letter Agreement, dated May 9, 2017, between the Company and Jose Carmona	8-K	10.1	5/15/2017
10.9(a)	Employment Inducement Stock Option Agreement, dated May 15, 2017, between the Company and Jose Carmona	8-K	10.2	5/15/2017
10.10	Employment Agreement, dated June 23, 2017, between the Company and Jesper Hoeiland	8-K	10.1	7/17/2017
10.10(a)	First Amendment to Employment Agreement between the Company and Jesper Hoeiland	8-K	10.1	11/16/2017
10.10(b)	Employment Inducement Stock Option Agreement, dated July 17, 2017, between the Company and Jesper Hoeiland	8-K	10.2	7/17/2017
10.11	Employment Letter Agreement, dated November 10, 2017, between the Company and Joseph Kelly	10-K	10.15	3/1/2018
10.11(a)	Employment Inducement Stock Option Agreement, dated November 27, 2017, between the Company and Joseph Kelly	10-K	10.15(a)	3/1/2018
10.12	Employment Letter Agreement, dated June 28, 2018, between the Company and Charles Morris	10-K	10.17	2/28/2019
10.12(a)	Employment Inducement Stock Option Agreement, dated September 4, 2018, between the Company and Charles Morris	10-K	10.17(a)	2/28/2019
10.13	Form of Indemnification Agreement between the Company and its Directors	10-K	10.18	2/28/2019
10.14	Form of Indemnification Agreement between the Company and its Officers	10-K	10.19	2/28/2019
10.15	Radius Health, Inc. Form of Employment Inducement Stock Option Agreement	10-Q	10.4	8/7/2018
10.16	Employment Agreement, dated April 24, 2020, between the Company and G. Kelly Martin	8-K	10.1	4/28/2020
10.17	Non-Qualified Stock Option Agreement, Inducement Stock Option Grant (Time-Based), dated April 28, 2020, between the Company and G. Kelly Martin	8-K	10.2	4/28/2020

10.18	Non-Qualified Stock Option Agreement, Inducement Stock Option Grant (Performance-Based), dated April 28, 2020, between the Company and G. Kelly Martin	8-K		10.3	4/28/2020
10.19	Senior Advisor Agreement, dated April 28, 2020, between the Company and Jesper Hoeiland.	8-K		10.4	4/28/2020
10.20	General Release of Claims, dated September 22, 2020, between the Company and Jose Carmona	10-Q		10.3	11/5/2020
10.21	General Release of Claims, dated December 15, 2020, between the Company and Charles Morris					*
10.22	Consulting Agreement, dated December 15, 2020, between the Company and Charles Morris					*
	Other Agreements
10.23^	License Agreement, dated September 27, 2005, between the Company, as successor to Nuvios, Inc., and Ipsen Pharma SAS (f/k/a SCRAS S.A.S.) on behalf of itself and its affiliates, as amended on September 12, 2007 and May 11, 2011	10-K		10.15	3/10/2015
10.24^	Scale-Up and Commercial Supply Agreement, dated February 27, 2018, between the Company, 3M Company and 3M Innovative Properties Company	10-Q		10.1	5/10/2018
10.25^	License Agreement, dated June 29, 2006, between the Company and Eisai Co., Ltd.	8-K/A	000-53173	10.25	10/24/2011
10.25(a)	License Agreement Amendment No. 1, dated March 9, 2015, between the Company and Eisai Co., Ltd.	10-Q		10.3	5/6/2015
10.26^	License and Development Agreement, dated July 13, 2017, between the Company and Teijin Limited	10-Q		10.1	11/2/2017
10.27^	Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q		10.1	8/4/2016
10.27(a)	Amendment No. 1, dated February 7, 2017, to Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q		10.11	8/7/2019
110.27(b)	Amendment No. 2, dated June 18, 2019, to Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q		10.2	8/7/2019
10.28^	Commercial Supply Agreement, dated June 28, 2016, between the Company and Vetter Pharma International GmbH	10-Q		10.2	8/4/2016
10.28(a)^^	Amendment No. 1, dated December 1, 2019, to Commercial Supply Agreement, dated June 28, 2016, between the Company and Vetter Pharma International GmbH	10-K		10.20(a)	2/27/2020

10.29^	Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q	10.1	11/3/2016
10.29(a)^	Amendment No. 1, dated December 1, 2018, to Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q	10.1	5/8/2019
10.29(b)	Amendment No. 2, dated June 10, 2019, to Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q	10.3	8/7/2019
10.30	Indenture of Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	8-K	10.1	5/20/2014
10.30(a)	First Amendment, dated September 9, 2015, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.6	11/5/2015
10.30(b)	Second Amendment, dated April 22, 2016, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.2	5/10/2018
10.30(c)	Third Amendment, dated May 23, 2018, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.1	8/7/2018
10.30(d)	Fourth Amendment, dated January 28, 2020, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-K	10.22(d)	2/27/2020
10.31	Lease, dated June 28, 2017, between the Company and KBSIII Crosspoint at Valley Forge Trust	10-Q	10.1	8/4/2017
10.32	Sublease, dated March 11, 2016, between the Company and Rovi Corporation	10-Q	10.2	8/4/2017
10.32(a)	First Amendment to Sublease, dated July 7, 2017, between the Company and Rovi Corporation	10-Q	10.3	8/4/2017
10.32(b)	Amended and Restated First Amendment to Sublease, dated August 1, 2017, between the Company and Rovi Corporation	10-Q	10.4	11/2/2017
10.33	Credit and Security Agreement (Term Loan), dated as of January 10, 2020, by and among the Company, Radius Pharmaceuticals, Inc., and any additional borrower from time to time, MidCap Financial Trust, as a lender and the administrative agent, and the financial institutions or other entities from time to time parties thereto	8-K	10.1	1/13/2020

10.34	Credit and Security Agreement (Revolving Loan), dated as of January 10, 2020, by and among the Company, Radius Pharmaceuticals, Inc., and any additional borrower from time to time, MidCap Financial Trust, as a lender and the administrative agent, and the financial institutions or other entities from time to time parties thereto	8-K	10.2	1/13/2020
10.35	Partial Release and Acknowledgement, dated July 22, 2020, between the Company, Radius Pharmaceuticals, Inc., MidCap Financial Trust and MidCap Funding IV Trust	10-Q	10.2	11/5/2020
10.36	License Agreement, dated July 23, 2020, between Radius Pharmaceuticals, Inc. and Berlin-Chemie AG – Menarini Group	10-Q	10.1	11/5/2020
10.37^^	Asset Purchase Agreement, dated December 30, 2020, between Radius Pharmaceuticals, Inc. Benuvia Therapeutics Inc. and Fresh Cut Development LLC				*
21.1	Subsidiaries of the Company				*
23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm				*
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*
32.1	Section 1350 Certification of Chief Executive Officer				**
32.2	Section 1350 Certification of Chief Financial Officer				**
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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
Date: February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. KELLY MARTIN	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
G. Kelly Martin

/s/ JAMES G. CHOPAS	Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2021
James G. Chopas

/s/ WILLARD H. DERE	Director	February 25, 2021
Willard H. Dere

/s/ CATHERINE FRIEDMAN	Director	February 25, 2021
Catherine Friedman

/s/ JEAN-PIERRE GARNIER	Director	February 25, 2021
Jean-Pierre Garnier

/s/ OWEN HUGHES	Director	February 25, 2021
Owen Hughes

/s/ SEAN MURPHY	Director	February 25, 2021
Sean Murphy

/s/ MACHELLE SANDERS	Director	February 25, 2021
Machelle Sanders

/s/ ANDREW VON ESCHENBACH	Director	February 25, 2021
Andrew von Eschenbach