Form 10-Q
period 2021-03-31
Radius Health, Inc.
filed 2021-05-07
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
Or
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

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of May 3, 2021: 47,242,659 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I— FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Radius Health, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,124	$91,436
Restricted cash	567	567
Marketable securities	—	23,280
Accounts receivable, net	26,305	20,310
Inventory	9,430	9,174
Prepaid expenses	14,291	13,279
Other current assets	29,967	22,502
Total current assets	194,684	180,548
Property and equipment, net	745	796
Intangible assets	5,585	5,785
Right of use assets - operating leases	3,575	3,933
Other assets	520	520
Total assets	$205,109	$191,582

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,782	$9,925
Accrued expenses and other current liabilities	70,452	59,758
Deferred revenue	—	1,000
Operating lease liability, current	2,165	2,490
Total current liabilities	80,399	73,173
Convertible notes payable	189,859	213,645
Term loan	147,640	24,905
Operating lease liability, long term	3,221	3,518
Total liabilities	421,119	315,241
Stockholders’ equity (deficit):
Common stock, 0.0001 par value; 200,000,000 shares authorized, 47,241,098 shares and 46,779,479 shares issued and outstanding at March 31, 2021 and December 31, 2020	5	5
Additional paid-in-capital	1,097,539	1,222,137
Accumulated other comprehensive income	—	21
Accumulated deficit	(1,313,554)	(1,345,822)
Total stockholders’ equity (deficit)	(216,010)	(123,659)
Total liabilities and stockholders’ equity (deficit)	$205,109	$191,582
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Product revenue, net	$45,261	$47,923
License revenue	11,000	—
Total revenue	$56,261	$47,923
OPERATING EXPENSES:
Cost of sales - product	3,925	3,861
Cost of sales - intangible amortization	200	200
Research and development, net of amounts reimbursable (a)	31,440	39,009
Selling, general and administrative	34,097	36,433
Income (Loss) from operations	(13,401)	(31,580)
OTHER INCOME (EXPENSE):
Other (expense) income	(1)	11
Interest expense	(4,364)	(6,756)
Interest income	57	671
Gain on extinguishment of debt	1,960	—
NET LOSS	$(15,749)	$(37,654)
OTHER COMPREHENSIVE LOSS:
Unrealized loss from available-for-sale debt securities	(21)	(669)
COMPREHENSIVE LOSS	$(15,770)	$(38,323)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 8)	$(15,749)	$(37,654)
LOSS PER SHARE:
Basic and diluted	$(0.34)	$(0.81)

WEIGHTED AVERAGE SHARES:
Basic and diluted	46,981,016	46,271,123
(a) Amounts reimbursable were $14.3 million and $0 for the three ended March 31, 2021 and 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(15,749)	$(37,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	492
Amortization of premium/discount on marketable securities, net	19	(4)
Amortization of debt discount and debt issuance costs	358	4,289
Stock-based compensation	5,410	5,459
Gain on extinguishment of debt	(1,960)	—
Changes in operating assets and liabilities:
Inventory	(256)	(679)
Accounts receivable, net	(5,995)	(7,082)
Prepaid expenses	(1,012)	2,887
Other current assets	(7,465)	(368)
Operating lease right of use assets	358	510
Accounts payable	(2,143)	3,162
Deferred revenue	(1,000)	—
Accrued expenses and other current liabilities	10,693	(3,619)
Lease liability, operating leases	(622)	(578)
Net cash used in operating activities	(19,113)	(33,185)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of marketable securities	—	(39,907)
Sales and maturities of marketable securities	23,240	33,000
Net cash provided by (used in) investing activities	23,240	(6,907)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrant exercises	3,764	—
Proceeds from issuance of term loan, net of issuance costs	122,687	9,939
Repurchase of convertible notes	(108,568)	—
Proceeds from issuance of shares under employee stock purchase plan	678	990
Net cash provided by financing activities	18,561	10,929
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	22,688	(29,163)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	92,003	70,453
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$114,691	$41,290
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,936	$4,685
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$682
Right of use assets obtained in exchange for operating lease liability	$—	$1,110
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2019	46,189,870	$5	$1,194,327	$3	$(1,236,614)	$(42,279)
Net loss					(37,654)	(37,654)
Unrealized gain from available-for-sale securities				(669)		(669)
Vesting of restricted shares	142,270					—
Issuance of common stock upon purchase by employee stock purchase plan	55,297		990			990
Share-based compensation expense			5,459			5,459
Balance at March 31, 2020	46,387,437	$5	$1,200,776	$(666)	$(1,274,268)	$(74,153)

Balance at December 31, 2020	46,779,479	$5	$1,222,137	$21	$(1,345,822)	$(123,659)
Adjustment due to adoption of ASU 2020-06			(134,450)		48,017	(86,433)
Net loss					(15,749)	(15,749)
Unrealized loss from available-for-sale securities				(21)		(21)
Vesting of restricted shares	202,018					—
Exercise of options	193,300		3,764			3,764
Issuance of common stock upon purchase by employee stock purchase plan	66,301		678			678
Share-based compensation expense			5,410			5,410
Balance at March 31, 2021	47,241,098	$5	$1,097,539	$—	$(1,313,554)	$(216,010)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Radius Health, Inc. (“Radius” or the “Company”, “us”, “our” or “we”) is a commercial biopharmaceutical company committed to serving patients with unmet medical needs in endocrinology and other therapeutic areas. In April 2017, the Company’s first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. We are a party to a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. In March 2021, Teijin received approval in Japan for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. The Company is developing an abaloparatide transdermal system, or abaloparatide-TD, for potential use in the treatment of postmenopausal women with osteoporosis. In 2020, we acquired certain assets related to formulations of cannabidiol (“CBD”) related to the oral administration of a solution of CBD for therapeutic use in humans or animals (“RAD011”). We are seeking FDA approval for a Phase 2/3 trial for RAD011 for treatment of hyperphagia-related behavior and anxiety in patients with Prader-Willi syndrome.
The Company is subject to risks common to companies in its industry including, but not limited to, the dependence on revenues from a single product, competition, uncertainty about clinical trial outcomes and regulatory approvals, uncertainties relating to pharmaceutical pricing reimbursement, uncertain protection of proprietary technology and potential product liability. As of March 31, 2021, the Company had an accumulated deficit of $1,313.6 million, and total cash and cash equivalents of $114.1 million.
Based upon its cash and cash equivalents balance as of March 31, 2021, the Company believes that it has sufficient capital as well as access to other capital discussed in Note 7, “Term Loan and Credit Facility” to fund its commercial operations, development plans, and other operational activities, for at least one year from the date of this filing. The Company expects to finance the future development costs of its clinical product portfolio with its product revenue, existing cash and cash equivalents, or through strategic financing opportunities that could include, but are not limited to collaboration agreements, cash provided by operations or the incurrence of debt. However, there is no guarantee that any strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders.
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
When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. Subsequent events have been evaluated up to the date of issuance of these financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 .
Significant Accounting Policies—The significant accounting policies identified in the Company’s 2020 Form 10-K that require the Company to make estimates and assumptions include: revenue recognition, inventory obsolescence, long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. There were no changes to significant accounting policies during the three months ended March 31, 2021, except for the adoption of the Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) detailed below.
Accounting Standards Updates, Recently Adopted— In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Consequently, a convertible debt instrument, such as the Company’s convertible notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.
The Company elected to early adopt this guidance effective January 1, 2021 under the modified retrospective adoption approach and the comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. The cumulative effect of the change was recognized as an adjustment to the opening balance of accumulated deficit at the date of adoption and our convertible notes due September 1, 2024 are no longer bifurcated into separate liability and equity components. The principal amount of our convertible notes due September 2024 is classified as a liability only in the condensed consolidated balance sheet for the period ended March 31, 2021. Upon adoption of ASU 2020-06, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and accumulated deficit. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only. Furthermore, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components under the same premise, as if debt issuance costs had always been treated as a contra liability only. In addition, we derecognized deferred income tax liabilities associated with the equity component of the convertible notes, which the impact is fully offset by the change in valuation allowance. Lastly, interest expense related to the accretion of our convertible notes due September 1, 2024 is no longer recognized.
The following table summarizes the cumulative effect of the changes to our condensed consolidated balance sheet as of January 1, 2021 as compared to December 31, 2020 from the adoption of ASU 2020-06:

Consolidated Balance sheet Data (in thousands)	Balance at December 31, 2020	Adjustment due to ASU 2020-06 adoption	Balance at January 1, 2021
Liabilities
Convertible notes payable (1)	$213,645	$86,433	$300,078
Equity
Additional paid-in-capital	$1,222,137	$(134,450)	$1,087,687
Accumulated deficit	$(1,345,822)	$48,017	$(1,297,805)

(1)                           Convertible notes payable is presented net of unamortized discount and debt issuance costs of $88.1 million and $3.2 million, respectively at December 31, 2020. Convertible notes payable is presented net of unamortized discount and debt issuance costs of $4.7 and $0.3 at January 1, 2021.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interest period and the recognition of deferred tax liabilities for outside basis differences, and also clarifies and simplifies other aspects of the accounting for income taxes. The amendments under ASU 2010-12 are effective for interim and annual fiscal periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance on January 1, 2021 and it did not have a material impact on its financial statements.
3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$43,877	$—	$—	$43,877
Money market funds	70,247	—	—	70,247
Total	$114,124	$—	$—	$114,124

	December 31, 2020
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,616	$—	$—	$44,616
Money market funds	46,820	—	—	46,820
Total	$91,436	$—	$—	$91,436

Marketable securities:
Domestic corporate debt securities	$18,266	$21	$(2)	$18,285
Domestic corporate commercial paper	4,993	2	—	4,995
Total	$23,259	$23	$(2)	$23,280
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
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense on the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. There was one available-for-sale debt security in an unrealized loss position at December 31, 2020 for which an allowance for credit losses was not been recorded it was attributable to changes in interest rates and the Company did not believe any unrealized losses represented credit losses. There were no available-for-sale debt securities or unrealized losses at March 31, 2021.
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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no material transfers between any levels during the three months ended March 31, 2021. There were no material transfers between any levels during 2020.
The following table summarizes the financial instruments measured at fair value on a recurring basis in the Company’s accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$43,877	$—	$—	$43,877
Money market funds (1)	70,247	—	—	70,247
Total	$114,124	$—	$—	$114,124

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$44,616	$—	$—	$44,616
Money market funds (1)	46,820	—	—	46,820
Total	$91,436	$—	$—	$91,436
Marketable Securities
Domestic corporate debt securities (2)	$—	$18,285	$—	$18,285
Domestic corporate commercial paper (2)	—	4,995	—	4,995
Total	$—	$23,280	$—	$23,280
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
As of March 31, 2021, the carrying amounts of the cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, long-term debt and operating lease liabilities approximated their estimated fair values.
5. Inventory
Inventory consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$5,442	$5,228
Work in process	1,290	667
Finished goods	2,698	3,279
Total inventories	$9,430	$9,174
Finished goods manufactured by the Company have a 36-month shelf life from date of manufacture.
6. Convertible Notes Payable
On August 14, 2017, in a registered underwritten public offering, the Company issued $300.0 million aggregate principal amount of 3% Convertible Senior Notes due September 1, 2024 (the “Convertible Notes”). In addition, on September 12, 2017, the Company issued an additional $5.0 million principal amount of Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. In accordance with accounting guidance for debt with conversion and other options, and prior to the adoption of ASU 2020-05 on January 1, 2021, the Company separately accounted for the liability component (the “Liability Component”) and embedded conversion option (the “Equity Component”) of the Convertible Notes by allocating the proceeds between the Liability Component and the Equity Component, due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. In connection with the issuance of the Convertible Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the Liability and Equity Components based on the allocation of the proceeds. Of the total $9.4 million of debt issuance costs, $4.3 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $5.1 million was allocated to the Liability Component and is now recorded as a reduction of the Convertible Notes in the Company’s condensed consolidated balance sheet. In March 2021, the Company repurchased approximately $112.2 million aggregate principal amount of the Convertible Notes in separate, privately negotiated transactions with certain holders thereof.
Prior to the adoption of ASU 2020-06 on January 1, 2021, the initial carrying amount of the Liability Component of $166.3 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The Equity Component of the Convertible Notes of $138.7 million was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes of $305.0 million and the fair value of the Liability of the Convertible Notes of approximately $305.0 million on their respective dates of issuance. The excess of the principal amount of the Liability Component over its carrying amount (the “Debt Discount”) is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. In connection with issuance of the Convertible Notes, the Company also incurred certain offering costs directly attributable to the offering. Such costs are deferred and amortized over the term of the debt to interest expense using the effective interest method.
Subsequent to the adoption of ASU 2020-06 on January 1, 2021, which the Company elected to adopt using the modified retrospective method, the Company removed the impact of recognizing the Equity Component of the Convertible Notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effective of the accounting change as of January 1, 2021 was an increase to the carrying amount of the convertible notes of $86.4 million, a reduction to accumulated deficit of $48.0 million, and a reduction to additional paid-in capital of $134.5 million. In connection with the adoption the Company calculated an effective interest rate of 3.43%.
The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Convertible Notes will be subject to redemption at the Company’s option, under certain restrictions as noted below, on or after September 1, 2021, in whole or in part, if the conditions described below are satisfied. The redemption of the Convertible Notes may also be subject to certain restrictions included in Note 7, “Term Loan and Credit Facility.” The Convertible Notes will mature on September 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 20.4891 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $48.81 per share of common stock).
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
As of March 31, 2021, none of the above circumstances had occurred and, as such, the Convertible Notes were not convertible.

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
On March 18, 2021 the Company executed purchase agreement to repurchase $112.2 million face amount of the 3% Convertible Senior Notes for a cash purchase of $108.6 million. As the Company only extinguished a portion of the debt, the difference between the reacquisition price and the net carrying amount of the extinguished portion resulted in a gain on extinguishment of $2.0 million. Third party costs associated with the modification of $0.3 million were included in selling, general and administrative expense for the three months ended March 31, 2021.
The outstanding balances of the Convertible Notes as of March 31, 2021 consisted of the following (in thousands):

2024 Convertible Notes
Liability
Principal	$192,753
Less: debt discount and issuance costs, net	(2,894)
Net carrying amount	$189,859
As of March 31, 2021, the debt issuance costs on the 3% Convertible Senior Notes will be amortized over the remaining period.
Prior to January 1, 2021, the Company separated the 3% Convertible Senior Notes into liability and equity components. On issuance, the carrying amount of the equity components was recorded as a debt discount and subsequently amortized into interest expense. The Company determined the expected life of the Convertible Notes was equal to their seven-year term. Effective January 1, 2021 the effective interest rate on the Convertible Notes for the period from the date of issuance through March 31, 2021 was 3.43%.
As of March 31, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair value of the Convertible Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, the Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of March 31, 2021 was approximately $180.2 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$2,157	$2,287
Amortization of debt discount	293	4,134
Amortization of debt issuance costs	16	155
Total interest expense	$2,466	$6,576
Future minimum payments on the Company’s Convertible Notes as of March 31, 2021 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$3,041
2022	5,783
2023	5,783
2024 and thereafter	198,535
Total minimum payments	$213,142
Less: interest	(20,389)
Less: unamortized discount	(2,894)
Less: current portion	—
Convertible notes payable	$189,859
7. Term Loan and Credit Facility
On March 3, 2021, the Company and two of its wholly-owned subsidiaries, Radius Pharmaceuticals, Inc. and Radius Health Ventures, Inc. (collectively with the Company, the “Borrowers”), entered into an (i) Amended and Restated Credit and Security Agreement (Term Loan) (the “Term Credit Agreement”), with MidCap Financial Trust, in its capacity as administrative agent, and the financial institutions or other entities from time to time parties thereto as lenders (the “Term Lenders”) and (ii) Amended and Restated Credit and Security Agreement (Revolving Loan) (the “Revolving Credit Agreement,” together with the Term Credit Agreement, the “Credit Agreements”), with MidCap Funding IV Trust, in its capacity as administrative agent, and the financial institutions or other entities from time to time parties thereto as lenders.
The Term Credit Agreement provides for a secured term loan facility (the “Term Facility”) in an aggregate principal amount of $150.0 million (the “Initial Term Loan”), an increase of $125.0 million from the arrangement entered into in January 2020. In addition, the Borrowers have the right under the Term Credit Agreement to request that the Term Lenders make an additional term loan in an aggregate principal amount of $25.0 million available to the Borrowers within one year of the closing date of the Initial Term Loan (the “Initial Closing Date”). The Term Lenders are not under any obligation to provide any such additional term loan.
The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility”, together with the Term Facility, the “Facilities”) under which the Borrowers may borrow up to $25.0 million, the availability of which is determined based on a borrowing base as follows: (i) up to 85% of the net collectable value of the Borrowers’ domestic accounts receivable due from eligible direct and third-party payors, plus (ii) up to 40% of the Borrowers’ domestic eligible inventory, minus certain reserves; provided that the availability from eligible inventory may not exceed 20% of the borrowing base at any time.
The Facilities have a maturity date of June 1, 2024. The obligations under the Credit Agreements are guaranteed by the Borrowers and are guaranteed by certain future subsidiaries of the Borrowers, subject to certain exceptions. The obligations under the Facilities are secured by substantially all of the assets of the Borrowers, and are secured by substantially all assets of the future subsidiaries of the Borrowers that become borrowers or guarantors under the Facilities, subject to certain exceptions.
Borrowings under the Term Facility bear interest through maturity at a variable rate based upon the LIBOR rate plus 5.75%, subject to a LIBOR floor of 2.00%. Borrowings under the Revolving Facility bear interest through maturity at a variable rate based upon the LIBOR rate plus 3.50%, subject to a LIBOR floor of 2.00%. The Borrowers are required to pay a monthly commitment fee on the unused commitments under the Revolving Facility of 0.50% per annum.
On March 11, 2021, the Company received proceeds of $122.6 million, net of fees and expenses of $2.4 million. With the issuance of a new term loan, the Company performed an assessment comparing the discounted cash flows of the original debt and the new debt as of the modification date, and concluded that the change is considered a modification. As of the modification date, the Company established a new effective interest rate based on the carrying value of the debt and the revised cash flows. Fees paid to the lender of $2.4 million were capitalized and will be amortized to interest expense using the effective interest method over the term of the loan. Third party costs associated with the modification of $2.8 million were included in selling, general and administrative expense for the three months ended March 31, 2021. The estimated fair value of the Term Facility as of March 31, 2021 was approximately $140.2 million. The outstanding balance of the Term Loan as of March 31, 2021 was (in thousands):

Term loan
Principal	$150,000
Less: debt issuance costs, net	(2,360)
Net carrying amount	$147,640
The following table sets forth total interest expense recognized related to the Term Facility during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020

Contractual interest expense	$1,037	$179
Amortization of debt discount	49	—
Total interest expense	$1,086	$179
Future minimum payments on the Term Facility as of March 31, 2021 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$8,455
2022	11,625
2023	61,302
2024	102,260
Total minimum payments	$183,642
Less: interest	(33,642)
Less: unamortized issuance costs	(2,360)
Less: current portion	—
Term loan	$147,640

8. Net Loss Per Share
Basic and diluted net loss per share for the periods set forth below is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(15,749)	$(37,654)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	46,981,016	46,271,123
Loss per share - basic and diluted	$(0.34)	$(0.81)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three months ended March 31, 2021 and 2020, respectively, all of the Company’s options to purchase common stock and restricted stock units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	6,203,490	5,132,142
Restricted stock units	460,907	944,500
Performance units	—	78,000
Performance options	1,035,000	—
The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of March 31, 2021, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share during the three-month periods ended March 31, 2021 and 2020, respectively. Effective for the three months ended March 31, 2021, the Company uses the if converted method for the convertible senior notes as a result of the adoption of ASU 2020-06, as described in Recent Adopted Accounting Pronouncements above. respectively.
9. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2021 and 2020 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2019	$5,739	$17,280	$1,583	$24,602
Provision related to sales in the current year	8,201	19,080	1,531	28,812
Adjustments related to prior period sales	(63)	(531)	—	(594)
Credits and payments made	(9,226)	(16,488)	(204)	(25,918)
Ending balance at March 31, 2020	4,651	19,341	2,910	26,902

Ending balance at December 31, 2020	$1,891	$14,644	$2,572	$19,107
Provision related to sales in the current year	4,383	25,681	118	30,182
Adjustments related to prior period sales	(90)	(534)	(2,249)	(2,873)
Credits and payments made	(5,080)	(18,984)	(127)	(24,191)
Ending balance at March 31, 2021	$1,104	$20,807	$314	$22,225
Chargebacks, discounts, fees, and returns are recorded as reductions of accounts receivables, net on the condensed consolidated balance sheets. Government and other rebates are recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
10. License Revenue and Reimbursable Expenses
General
The Company has generated revenue from contracts with customers, which include upfront payments for licenses.
Teijin
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
Upon execution of the Teijin Agreement, the transaction price included only the $10.0 million up-front payment owed to the Company. As referenced above, the Company may receive further payments upon the achievement of certain regulatory and sales milestones, totaling up to $40.0 million, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The future regulatory milestone, which represents variable consideration that was evaluated under the most likely amount method, has not been included in the transaction price, because the amount was fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestone is outside the control of the Company. Separately, any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Teijin, will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Teijin and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture, achieving the regulatory milestone that provides for a payment of $10.0 million to the Company.

During the three months ended March 31, 2021, the Company recognized $10.0 million of license revenue upon the achievement of the regulatory milestone. As of March 31, 2021, the $10.0 million was recorded on the Company’s condensed consolidated balance sheet within other current assets, as payment was not received until April 2021.
Berlin-Chemie
The Company is a party to a license agreement (“License Agreement”) with Berlin-Chemie under which the Company granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901) worldwide.
The Company and Berlin-Chemie are also parties to a Transition Services Agreement (the “TSA”), pursuant to which the Company has agreed to perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study Pursuant to the TSA, Berlin-Chemie agreed to reimburse the Company for all out-of-pocket and full-time employee costs in performing the services, for total estimated reimbursements of $114.6 million. The Company will continue to incur research and development expenses in support of scale up costs under the TSA. The agreements were entered into on July 23, 2020.
Pursuant to the terms of the License Agreement, the Company is eligible to receive up to $20.0 million in development and regulatory milestone payments and up to $300.0 million in sales milestone payments. The Company is also eligible to receive tiered royalties on sales of licensed products at percentages ranging from low to mid-teens, subject to certain reductions.
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
The License and the initial transfer of inventory are elements of the arrangement that are subject to the revenue recognition accounting guidance, as the performance obligations are an output of the Company’s ordinary activities in exchange for consideration. Conversely, the transition services, and the participation on joint committees are elements of the arrangements that are outside the scope of the revenue recognition guidance, as the Company is providing goods and services that are not an output of the Company’s ordinary activities.
The transaction price at inception was comprised of fixed consideration of $30.0 million. The $30.0 million upfront fee, which represents the fixed consideration in the transaction price, was allocated to the License and the supply of inventory, on a relative standalone selling price basis. The Company estimated the standalone selling price for the license by applying a risk adjusted, net present value, estimate of future potential cash flows approach and determined the standalone selling price for the inventory using a cost approach. Accordingly, the Company has allocated $27.4 million to the license and $2.6 million to the inventory. The Company concluded that the reimbursements for the research and development transition services and participation in the joint steering committees was commensurate with the standalone selling prices of the services, and as such, will be attributed to those services. The reimbursements for these services are recorded as a reduction of the related research and development expenses as the expenses are incurred.
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
During the three months ended March 31, 2021, the Company recorded $14.3 million as a reduction of research and development expenses for reimbursement of transition services performed under the TSA. As of March 31, 2021, we had a receivable of $19.0 million related to reimbursable research and development expenses under this agreement, which is presented in other current assets on the condensed consolidated balance sheet.
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
As of March 31, 2021, the Company was not party to any significant litigation.
Kindeva
The Company is a party to a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with Kindeva Drug Delivery (“Kindeva”), as successor to 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which Kindeva has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-coated transdermal system product (“Product”) and associated applicator devices (“Applicator”). Under the Supply Agreement, Kindeva will manufacture Product and Applicator for the Company according to agreed-upon specifications in sufficient quantities to meet the Company’s projected supply requirements. Kindeva will manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity the Company orders. The Company will pay Kindeva a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse Kindeva for certain capital expenditures incurred to establish commercial supply of Product. The Company is responsible for providing, at its expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, Kindeva and the Company have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology.
The initial term of the Supply Agreement began on its effective date, February 27, 2018, and will continue for five years after the first commercial sale of Product. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. The Company may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting Product, if it is unable to obtain U.S. regulatory approval for Product within a certain time period, or if it ceases development or commercialization of Product. Kindeva may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to Product, if the Company is unable to obtain U.S. regulatory approval for Product within a certain time period, or if the Company fails to order Product for a certain period of time after commercial launch of the Product in the U.S. Upon certain events of termination, Kindeva is required to transfer the manufacturing processes for Product and Applicator to the Company or a mutually agreeable third party and continue supplying Product and Applicator for a period of time pursuant to the Company’s projected supply requirements. In partnership with 3M, prior to 3M’s sale of its drug delivery business to Kindeva, the Company selected Thermo Fisher to conduct the abaloparatide-TD coating process and packaging operations. The Company has paid 3M and Kindeva approximately $33.9 million, in the aggregate, through March 31, 2021 with respect to performance under the Supply Agreement. In addition, there are cancelable purchase commitments in place to fund the facility build out and future purchases of capital equipment.
The Company is a party to a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019, after which it automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company pays 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. The Company has paid 3M approximately $30.2 million, in the aggregate, through March 31, 2021 with respect to services and deliverables delivered pursuant to the Development Agreement.
Manufacturing Agreements
The Company is a party to a Supply Agreement with Ypsomed AG (“Ypsomed”), as amended, pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. The Company has agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company has agreed to make milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement had an initial term of three years, which began on June 1, 2017, after which it automatically renewed for a two-year term. Following its current term, the agreement automatically renews for additional two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. For the two-year term beginning May 2020, the Company is required to purchase a minimum number of batches for CHF 1.9 million (approximately $2.1 million).
The Company is also a party to a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), as amended, pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product containing abaloparatide active pharmaceutical ingredient (“API”) fill cartridges with the drug product, assemble the pen delivery device, and package the pen for commercial distribution. The Company agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement had an initial term of five years, which ended on January 1, 2021, and after which it renewed for an additional two-year term. It will automatically renew for additional two-year terms following the current term unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
The Company is also a party to a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as amended, as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of abaloparatide API. The Company agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The agreement has an initial term of six years, which began on June 28, 2016, after which it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term. The Company was required to purchase a minimum number of batches annually, equal to approximately €2.9 million (approximately $3.4 million) per year, subject to any annual price adjustments, during the initial term, except in calendar years 2019 and 2020.
Asset Purchase Agreement
In December 2020, the Company entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of CBD related to the oral administration of a solution of CBD for therapeutic use in humans or animals. Under the terms of the agreement, the Company may be obligated to make additional payments of up to $60.0 million in future periods, which would become due and payable only upon the achievement of certain development milestones. In addition, the Company may be obligated to pay up to $30.0 million in sales milestones contingent upon the realization of sales revenues and sublicense revenue. As of March 31, 2021, the Company recognized a liability of $2.5 million, which is recorded as accrued expenses and other current liabilities within the consolidated balance sheet for certain development milestones that were deemed probable of achievement.
12. Income Taxes
The Company did not record a federal or state income tax provision or benefit for each of the three months ended March 31, 2021 and 2020 due to the expected loss before income taxes to be incurred for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement

This Quarterly Report on Form 10-Q, including in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about:
•our expectations regarding commercialization of TYMLOS in the U.S., including our market access coverage expectations;
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
•our plans with respect to collaborations and licenses related to the development, manufacture or sale of TYMLOS and our investigational product candidates,
•our goals and expectations with respect to development and commercialization of RAD011, our newly acquired assets related to formulations of connabidiol (“CBD”);
•our plans with respect to expanding our product portfolio;
•our plans and expectations with respect to our intellectual property profile;
•our expectations regarding the timing of our regulatory submissions;
•our expectations for our Phase 3 studies of abaloparatide-SC for men, abaloparatide transdermal system (abaloparatide-TD) or our other clinical trials, including projected costs, study designs or the timing for initiation, recruitment, completion, or reporting top-line data;
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, the uncertainties inherent in commercializing pharmaceutical products or the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our ability to attract and retain customers, our development activities and those other factors we discuss under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These important factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.
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
Executive Overview
We are a commercial biopharmaceutical company committed to serving patients with unmet medical needs in endocrinology and other therapeutic areas.
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of May 1, 2021 TYMLOS was available and covered for approximately 290 million U.S. insured lives, representing approximately 99% of U.S. commercial and 91% of Medicare Part D insured lives.
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
In March 2021, based on a multi-month scientific consultation with member states of the European Union, the Company made the strategic decision to move forward with efforts to refile its European Marketing Authorization Application (“MAA”) for abaloparatide-SC. We submitted a letter of intent to the European Medicines Agency (“EMA”) notifying the EMA of our intentions.
As part of our ongoing initiatives to expand our product portfolio, in December 2020, our wholly owned subsidiary, Radius Pharmaceuticals, Inc., entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of CBD related to the oral administration of a solution of CBD for therapeutic use in humans or animals (“RAD011”). RAD011 was granted fast track designation by the FDA in 2017 and orphan drug designation in August 2020 for the treatment of hyperphagia-related behavior and anxiety in patients with Prader-Willi syndrome.
Abaloparatide
We have developed or are developing two formulations of abaloparatide: abaloparatide-SC and abaloparatide-TD.
Abaloparatide-SC
TYMLOS (abaloparatide-SC) is an FDA-approved treatment for postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy.
We are commercializing TYMLOS in the United States through our commercial organization. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan and Canada, where we are entitled to receive milestones and royalties based on the development and commercialization of abaloparatide-SC under our license and development agreements.
In July 2017, we entered into a license and development agreement with Teijin Pharma Limited (“Teijin”) for abaloparatide-SC in Japan. In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. Pursuant to the agreement, we are entitled to receive an upfront payment and may receive additional milestone payments upon the achievement of certain sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term.
We are conducting a clinical trial in men with osteoporosis which, if successful, will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to increase bone mass in men with osteoporosis at high risk for fracture. We expect to report top-line data from the study in the second half of 2021. The study is a randomized, double-blind, placebo-controlled trial that has enrolled 228 men with osteoporosis. The primary endpoint is change in lumbar spine BMD at 12 months compared with placebo. In previous clinical trials, TYMLOS has demonstrated increases in BMD in postmenopausal women. The study includes specialized high-resolution imaging to examine the effect of abaloparatide on bone structure, such as the hip, in a subset of the study participants.
Abaloparatide-TD
We are also developing abaloparatide-TD, based on Kindeva’s patented Microstructured Transdermal System technology, for potential use as a short wear-time transdermal system. We hold worldwide commercialization rights to the abaloparatide-TD technology, except in Canada, where we have entered into an exclusive license agreement with respect to abaloparatide-TD, and are developing abaloparatide-TD toward future global regulatory submissions to build upon the potential success of TYMLOS. Our development strategy for abaloparatide-TD is to bridge to the established efficacy and safety of our approved abaloparatide-SC formulation.
We are conducting our Phase 3 wearABLe study of abaloparatide-TD and expect to report top-line data from the study in the second half of 2021. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, BMD non-inferiority bridging study with an enrollment of approximately 500 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-TD to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-TD minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%.
Our new CBD asset, RAD011
As part of our ongoing initiatives to expand our product portfolio, Radius Pharmaceuticals, Inc., our wholly-owned subsidiary, entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. in 2020 for the acquisition of RAD011. RAD011 was granted fast track designation by the FDA in 2017 and orphan drug designation in August 2020 for the treatment of hyerphagia behavior and weight loss in patients with Prader-Willi syndrome. In March 2021, we submitted a Type C meeting request to the FDA to discuss initiation of a pivotal Phase 2/3 study for treatment of PWS and the meeting with the FDA is scheduled for June 2021.
Financial Overview
Product Revenue
Product revenue is derived from our sales of our commercial product, TYMLOS, in the United States.
License Revenue
License revenue is derived from payments received from contracts with customers, which includes upfront payments for licenses.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties, with the exception of elacestrant (RAD1901). Abaloparatide represents the largest portion of our research and development expenses for our investigational product candidates since our inception. We began tracking program expenses for TYMLOS (abaloparatide-SC) in 2005, and program expenses from inception to March 31, 2021 were approximately $247.3 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to March 31, 2021 were approximately $154.9 million. We began tracking program expenses for elacestrant (RAD1901) in 2006, and program expenses from inception to March 31, 2021 were approximately $129.5 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to March 31, 2021 were approximately $18.4 million. We began tracking program expenses for RAD011 in 2020, and program expenses from inception to March 31, 2021 were approximately $16.0 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation, and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Program-specific costs - external:
Abaloparatide-SC	$7,609	$2,288
Abaloparatide-TD	10,448	13,732
Elacestrant (RAD1901)	1,409	9,095
RAD140	93	334
RAD011	9	—
Total program-specific costs - external	$19,568	$25,449

Shared-services costs - external:
R&D support costs	7,366	3,737
Other operating costs	206	303
Total shared-services costs - external	$7,572	$4,040

Shared-services costs - internal
Personnel-related costs	2,649	7,449
Stock-based compensation	1,601	1,599
Occupancy costs	10	304
Depreciation expense	40	168
Total shared-services costs - internal	$4,300	$9,520

Total research and development costs	$31,440	$39,009
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
Interest Expense
Interest expense consists of interest expense related to the aggregate principal amount of Convertible Notes the Company issued and interest expense related to the aggregate term loan pursuant to our Amended and Restated Credit and Security Agreement (Term Loan) with MidCap Financial Trust and the other parties thereto. A portion of the interest expense on the Convertible Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We evaluate our policies and estimates on an ongoing basis, including those related to revenue recognition, accrued clinical expenses, research and development expenses, stock-based compensation and fair value measures, among others, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2020. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2021. There were no changes to significant accounting policies during the three months ended March 31, 2021, except for the adoption of certain ASUs issued by the FASB, as disclosed above within Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended March 31, 2021 and 2020 (in thousands, except percentages)

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Revenues:
Product revenue, net	$45,261	$47,923	$(2,662)	(6)%
License revenue	11,000	—	11,000	100%
Total revenue	56,261	47,923	8,338	17%
Operating expenses:
Cost of sales - product	3,925	3,861	64	2%
Cost of sales - intangible amortization	200	200	—	—
Research and development, net of amounts reimbursable	31,440	39,009	(7,569)	(19)%
Selling, general and administrative	34,097	36,433	(2,336)	(6)%
Income (Loss) from operations	(13,401)	(31,580)	18,179	58%
Other (expense) income:
Other expense, net	(1)	11	(12)	(109)%
Interest expense	(4,364)	(6,756)	2,392	35%
Interest income	57	671	(614)	(92)%
Gain on extinguishment of debt	1,960	—	1,960	100%
Net loss	$(15,749)	$(37,654)	$21,905	58%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the three months ended March 31, 2021, we recorded approximately $45.3 million of net product revenue compared to $47.9 million for the three months ended March 31, 2020. The decrease in product revenue was primarily driven by reduced unit volumes from inventory channel stocking and volatility in patient activity as a result of COVID-19 during 2020, which was partially offset by an increase in net price. We expect the COVID-19 impact on net product revenue to normalize throughout the remainder of 2021.
License revenue— In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. Pursuant to our license and development agreement with Teijin, we recognized $10.0 million during the three months ended March 31, 2021 in connection with the completion of this regulatory milestone. In addition, we recognized $1.0 million in license revenue in connection with other license agreements.
Cost of sales— Cost of sales was $4.1 million for each of the three months ended March 31, 2021 and the three months ended March 31, 2020. Although the potential impact of the COVID-19 pandemic on our cost of sales is unclear, we expect cost of sales to fluctuate in a manner consistent with net sales of TYMLOS during the duration of the COVID-19 pandemic.
Research and development expenses— For the three months ended March 31, 2021, research and development expense was $31.4 million compared to $39.0 million for the three months ended March 31, 2020, a decrease of $7.6 million, or 19%. This decrease was primarily driven by a decrease of $3.3 million in abaloparatide-TD program cost, a $4.8 million decrease in compensation expense, which is comprised of a $1.1 million decrease in compensation expense and $3.7 million of billed reimbursable expenses, and a $7.7 million decrease in elacestrant program costs, which is comprised of a $2.9 million increase in gross program expenses offset by $10.6 million of billed reimbursable expenses. These decreases were offset by a $5.3 million increase in abaloparatide-SC program costs and a $3.6 million increase in professional fees and other expenses.

Selling, general and administrative expenses— For the three months ended March 31, 2021, selling, general and administrative expenses were $34.1 million compared to $36.4 million for the three months ended March 31, 2020, a decrease of $2.3 million, or 6%. This decrease was primarily the result of a $0.4 million decrease in travel and entertainment expenses, a $3.6 million decrease in compensation cost, and a $0.4 million decrease in other operating costs. These decreases were partially offset by a $1.9 million increase in professional support costs, and a $0.2 million increase in occupancy and depreciation costs.
Other expense, net— For the three months ended March 31, 2021, other expense, net of other income, was $1.0 thousand, as compared to other expense, net of other income of $11.0 thousand during the three months ended March 31, 2020. Other expense, net of other income, of $1.0 thousand for the three months ended March 31, 2021 consisted primarily of other taxes and foreign currency revaluation exchange losses.
Interest income—For the three months ended March 31, 2021, interest income was approximately $0.1 million compared to $0.7 million for the three months ended March 31, 2020, a decrease of $0.6 million, or 92%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities used to fund operations.
Interest expense—For the three months ended March 31, 2021, interest expense was approximately $4.4 million compared to $6.8 million for the three months ended March 31, 2020, a decrease of $2.4 million, or 35%. This decrease was driven by the repurchase of $112.2 million aggregate principal amount of Convertible Notes in March 2021 and the adoption of ASU 2020-06 on January 1, 2021. Post adoption, we are no longer amortizing the debt discount related to the Convertible Notes to non-cash interest expense, resulting in a decrease in interest expense.
Gain on extinguishment of debt— For the three months ended March 31, 2021, we recognized a gain on the extinguishment of debt of $2.0 million related to the repurchase of a portion of our Convertible Notes.
Liquidity and Capital Resources
From inception to March 31, 2021, we have incurred an accumulated deficit of $1,313.6 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash and cash equivalents balance as of March 31, 2021 was $114.1 million. We have historically financed our operations since inception through public offerings of our common stock, issuance of convertible debt, private sales of preferred stock, and borrowings under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have financed a portion of our operations through product revenue.
Based upon our cash and cash equivalents balance as of March 31, 2021 and funds available to us through our credit facilities, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for at least twelve months from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our clinical product portfolio with our existing cash, cash equivalents, marketable securities, and investments, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
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
TYMLOS is our only approved product and our business currently depends heavily on its successful commercialization. Successful commercialization of an approved product is an expensive and uncertain process. See “Risk Factors - Risks Related to the Commercialization and Development of Our Product Candidates” set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Net cash (used in) provided by:
Operating activities	$(19,113)	$(33,185)	$14,072	42%
Investing activities	23,240	(6,907)	30,147	(436)%
Financing activities	18,561	10,929	7,632	70%
Net increase in cash, cash equivalents, and restricted cash	$22,688	$(29,163)	$51,851	(178)%
Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2021 was $19.1 million, which was primarily the result of a net loss of $15.7 million, partially offset by $4.1 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $7.4 million. The $15.7 million net loss was primarily due to abaloparatide-SC program costs, abaloparatide-TD program costs, elacestrant and RAD011 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $4.1 million net non-cash adjustments to reconcile net loss to net cash used in operations primarily included stock-based compensation expense of $5.4 million, depreciation of $0.3 million and other non-cash adjustments offset by gain on extinguishment of debt of $2.0 million.
Net cash used in operating activities during the three months ended March 31, 2020 was $33.2 million, which was primarily the result of a net loss of $37.7 million, partially offset by $10.2 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $5.8 million. The $37.7 million net loss was primarily due to abaloparatide-SC program costs, elacestrant and RAD011 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $10.2 million non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $5.5 million, amortization of debt discount of $4.3 million, and depreciation of $0.5 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2021 was $23.2 million, which was the result of sales and maturities of marketable securities.
Net cash used in investing activities during the three months ended March 31, 2020 was $6.9 million, which was primarily the result of $33.0 million in sales and maturities of marketable securities, partially offset by $39.9 million in purchases of marketable securities.
Our investing cash flows will be impacted by the timing of our purchases and sales of our marketable securities. Because our marketable securities are primarily short-term in duration, we would not expect our operational results or cash flows to be significantly affected by a change in market interest rates.
Cash Flows from Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2021 was $18.6 million, which consisted of $122.7 million of net proceeds from issuance of term loan, $3.8 million of proceeds received from exercises of stock options, and $0.7 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan (“ESPP”). These proceeds were offset by the use of $108.6 million to repurchase convertible notes.
Net cash provided by financing activities during the three months ended March 31, 2020 was $10.9 million, which consisted of $9.9 million of proceeds received from issuance of the term loan and $1.0 million received upon issuance of common stock under the ESPP.
Borrowings and Other Liabilities

In August 2017, we issued $300.0 million aggregate principal amount of the Convertible Notes, as discussed in more detail in Note 6, “Convertible Notes Payable,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We received net proceeds of approximately $290.8 million from the sale of the Convertible Notes, after deducting fees and expenses of $9.2 million. In addition, in September 2017, we issued an additional $5.0 million aggregate principal amount of the Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. We received net proceeds of approximately $4.8 million from the sale of the over-allotment option, after deducting fees and expenses of $0.2 million. In March 2021, we repurchased approximately $112.2 million aggregate principal amount of the Convertible Notes in separately, privately negotiated transactions with certain holders thereof.
Future minimum payments on our Convertible Notes as of March 31, 2021 are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2021	$3,041
2022	5,783
2023	5,783
2024 and thereafter	198,535
Total minimum payments	$213,142
Less: interest	(20,389)
Less: unamortized discount	(2,894)
Less: current portion	—
Convertible notes payable	$189,859
Term Loan and Credit Facility
In March 2021, we entered into the Term Loan, as discussed in more detail in Note 7, “Term Loan and Credit Facility,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Future minimum payments on our Term Loan as of March 31, 2021 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$8,455
2022	11,625
2023	61,302
2024	102,260
Total minimum payments	$183,642
Less: interest	(33,642)
Less: unamortized discount	(2,360)
Less: current portion	—
Long Term Debt	$147,640
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

Supply and Manufacturing Agreements
The Company is a party to a Supply Agreement with Ypsomed AG (“Ypsomed”), as amended, pursuant to which Ypsomed has agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. We agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, we made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement had an initial term of three years which began on June 1, 2017, after which, it automatically renewed for a two-year term. Following its current term, the agreement automatically renews for additional two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. For the two-year term beginning May 2020, we are required to purchase a minimum number of batches for CHF 1.9 million (approximately $2.1 million).
The Company is also a party to a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), as amended, pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product containing abaloparatide active pharmaceutical ingredient (“API”), fill cartridges with the drug product, assemble the pen delivery device, and to package the pen for commercial distribution. We agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, we have agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement had an initial term of five years, which ended on January 1, 2021, after which it renewed for an additional two-year term. The agreement will automatically renew for additional two-year terms following the current term unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
The Company is also a party to a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as amended, as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of abaloparatide API. We have agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. We were required to purchase a minimum number of batches annually, equal to €2.9 million ($3.4 million) per year, subject to any annual price adjustments, during the initial term, except in calendar years 2019 and 2020.
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
In consideration for these rights, we made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through March 31, 2021. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $28.1 million). In connection with the FDA’s approval of TYMLOS in April 2017, we paid Ipsen a milestone of €8.0 million (approximately $9.4 million) under the License Agreement, which we have recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The License Agreement provides that we are obligated to pay to Ipsen a fixed five percent royalty based on net sales of products containing abaloparatide by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was approximately $2.2 million and $2.4 million for the three months ended March 31, 2021 and 2020. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, barring any extension thereof, is expected to be March 26, 2028.
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
Pursuant to a final decision in arbitration proceedings with Ipsen in connection with the License Agreement, we were obligated to pay Ipsen $5.0 million if abaloparatide receives marketing approval in Japan and a fixed mid single-digit royalty based on net sales of abaloparatide in Japan. In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. As a result, we have recognized a liability of $5.0 million, which is recorded as accrued expenses and other current liabilities within the condensed consolidated balance sheet as of March 31, 2021.
Abaloparatide-TD
The Company is party to a Scale-Up And Commercial Supply Agreement (the “Supply Agreement”) with Kindeva Drug Delivery (“Kindeva”), as a successor to 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which Kindeva has agreed to exclusively manufacture Phase 3 and global commercial supplies of an abaloparatide-coated transdermal product (“Product”) and associated applicator devices (“Applicator”). Under the Supply Agreement, Kindeva manufactures Product and Applicator for us according to agreed-upon specifications in sufficient quantities to meet our projected supply requirements. Kindeva will manufacture commercial supplies of Product at unit prices that decrease with an increase in the quantity we order. We are obligated to pay Kindeva a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse Kindeva for certain capital expenditures incurred to establish commercial supply of Product. We are responsible for providing, at our expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, Kindeva and Radius will work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of Product. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the second quarter of 2021.
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
The Company is party to a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies for us on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019 and then automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. We pay 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. We have paid 3M approximately $30.2 million, in the aggregate, through March 31, 2021 with respect to performance under the Development Agreement.
Elacestrant (Eisai)

In June 2006, we entered into a license agreement with Eisai Co. Ltd. (“Eisai”), which was amended in March 2015 (as amended, the “Eisai Agreement”). Under the Eisai Agreement, Eisai granted to us an exclusive right and license to research, develop, manufacture and commercialize elacestrant (RAD1901) and related products from Eisai in all countries. The Eisai Agreement provides for additional payments of up to $22.3 million, payable upon the achievement of certain future clinical and regulatory milestones. To date, we have paid Eisai approximately $1.0 million in connection with the achievement of certain milestones.
Under the Eisai Agreement, should a product covered by the licensed technology be commercialized, we will be obligated to pay to Eisai royalties in a variable mid-single-digit range based on net sales of the product on a country-by-country basis. The royalty rate will be reduced, on a country-by-country basis, at such time as the last remaining valid claim in the licensed patents expires, lapses or is invalidated and the product is not covered by data protection clauses. In addition, the royalty rate will be reduced, on a country-by-country basis, if, in addition to the conditions specified in the previous sentence, sales of lawful generic versions of such product account for more than a specified minimum percentage of the total sales of all products that contain the licensed compound during a calendar quarter. The latest licensed patent is expected to expire, barring any extension thereof, on August 18, 2026.
The Eisai Agreement also grants us the right to grant sublicenses with prior written approval from Eisai. If we sublicense the licensed technology to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double-digit percentage of certain fees received from such sublicensee and royalties in the low single-digit range based on net sales of the sublicensee. In connection with the Berlin-Chemie exclusive license, we granted a license to Berlin-Chemie to develop and commercialize products containing elacestrant (RAD1901) worldwide and we paid Eisai a fee of $3.0 million in accordance with the Eisai Agreement. The Eisai Agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic versions of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.
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
The Duke Agreement provides for payments upon the achievement of certain future regulatory and commercial milestones totaling up to $3.8 million. The agreement provides that we would pay Duke a fixed low single-digit royalty based on net sales, on a country-by-country basis, beginning in August 2029 and ending upon expiration of the last patent rights to expire.
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
Abaloparatide-SC (Teijin)
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan (the “Teijin Agreement”). Pursuant to the Teijin Agreement, we granted Teijin (i) an exclusive payment bearing license under certain of our intellectual property to develop and commercialize abaloparatide-SC in Japan, (ii) a non-exclusive payment bearing license under certain of our intellectual property to manufacture abaloparatide-SC for commercial supply in Japan, (iii) a right of reference to certain of our regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC in Japan, (iv) a manufacture transfer package, upon Teijin’s request, consisting of information and our know-how that is necessary for the manufacture of active pharmaceutical ingredient and abaloparatide-SC, and (v) a right to request that we use commercially reasonable efforts to manufacture (or arrange for a third party to manufacture) and supply (or arrange for a third party to supply), at Teijin’s expense, the API for the clinical supply of abaloparatide-SC in sufficient quantities to enable Teijin to conduct its clinical trials in Japan. In addition, we agreed to use commercially reasonable efforts to arrange for Teijin to directly enter into commercial supply agreements with our then existing contract manufacturers of abaloparatide-SC API and drug product.
In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. Pursuant to the agreement, we have recognized revenue of $10.0 million upon the approval. The Teijin Agreement also provides for additional payments to us of up to an aggregate of $30.0 million upon the achievement of certain sales milestones, and requires Teijin to pay us a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, as defined below.
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
Elacestrant (Berlin-Chemie)
The Company is a party to a license agreement (“Berlin-Chemie Agreement”) with Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”) under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901) worldwide.
The Company and Berlin-Chemie are also parties to a Transition Services Agreement (the “TSA”), pursuant to which we will perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study until the earlier of the completion of the contemplated services or the filing with the FDA of an NDA for elacestrant. Pursuant to the TSA, Berlin-Chemie will reimburse us for all out-of-pocket and full-time employee costs in performing the services. We will continue to incur research and development expenses in support of scale up costs under the TSA.
Pursuant to the terms of the Berlin-Chemie Agreement, we are eligible to receive up to $20.0 million in development and regulatory milestone payments and up to $300.0 million in sales milestone payments. We are also eligible to receive tiered royalties on sales of licensed products at percentages ranging from low to mid-teens, subject to certain reductions. Royalties on net sales will be payable on a product-by-product and country-by-country basis until the latest of the expiration date of the last to expire of the relevant patent rights, the expiration of regulatory exclusivity, or ten years from such first commercial sale.
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
Net Operating Loss Carryforwards
As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $1,026.0 million and $702.1 million, respectively, subject to limitation, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2039.
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
We are exposed to market risk related to changes in interest rates. As of March 31, 2021, we had cash, cash equivalents, and restricted cash of $114.7 million. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Because our marketable securities are short-term in duration, and have a low risk profile, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments. We carry our investments based on publicly available information. As of March 31, 2021, we did not have any hard-to-value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 4.   Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we are party to litigation arising in the ordinary course of our business. As of March 31, 2021, we were not party to any significant litigation.
Item 1A.  Risk Factors.
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission, or the SEC.

The Company reviewed its risk factors as of March 31, 2021 and determined that there were no material changes from the ones set forth in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation	8-K	001-35726	3.1	6/13/2014

3.2	Amended and Restated By-Laws	10-K	001-35726	3.2	2/25/2021

10.1	Radius Health, Inc. Amended and Restated Non-Employee Director Compensation Program					*

10.2	Amended and Restated Credit and Security Agreement (Term Loan), dated as of March 3, 2021, by and among the Company, Radius Pharmaceuticals, Inc, Radius Health Ventures, Inc, and any additional borrower thereunder, MidCap Financial Trust, as a lender and administrative agent, and the financial institutions or other entities from time to time parties thereto	8-K	001-35726	10.1	3/5/2021

10.3	Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of March 3, 2021, by and among Radius Health, Inc., Radius Pharmaceuticals, Inc., Radius Health Ventures, Inc., and any additional borrower from time to time, MidCap Funding IV Trust, as a lender and administrative agent, and the financial institutions or other entities from time to time parties thereto	8-K	001-35726	10.2	3/5/2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)					*

*     Filed herewith.
**     Furnished herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ G. Kelly Martin
G. Kelly Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021

	By:	/s/ James G. Chopas
James G. Chopas
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 7, 2021