Form 10-Q
period 2021-06-30
Radius Health, Inc.
filed 2021-08-05
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
Or
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

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of July 30, 2021: 47,266,146 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I— FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Radius Health, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,173	$91,436
Restricted cash	567	567
Marketable securities	—	23,280
Accounts receivable, net	23,638	20,310
Inventory	11,310	9,174
Prepaid expenses	11,402	13,279
Other current assets	38,461	22,502
Total current assets	184,551	180,548
Property and equipment, net	702	796
Intangible assets	5,385	5,785
Right of use assets - operating leases	740	3,933
Other assets	1,487	520
Total assets	$192,865	$191,582

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,562	$9,925
Accrued expenses and other current liabilities	66,085	59,758
Deferred revenue	—	1,000
Operating lease liability, current	1,121	2,490
Total current liabilities	81,768	73,173
Convertible notes payable	190,065	213,645
Term loan	147,848	24,905
Operating lease liability, long term	261	3,518
Total liabilities	419,942	315,241
Stockholders’ equity (deficit):
Common stock, 0.0001 par value; 200,000,000 shares authorized, 47,255,094 shares and 46,779,479 shares issued and outstanding at June 30, 2021 and December 31, 2020	5	5
Additional paid-in-capital	1,103,282	1,222,137
Accumulated other comprehensive income	—	21
Accumulated deficit	(1,330,364)	(1,345,822)
Total stockholders’ equity (deficit)	(227,077)	(123,659)
Total liabilities and stockholders’ equity (deficit)	$192,865	$191,582
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Product revenue, net	$51,797	$50,113	$97,057	$98,037
License revenue	—	—	11,000	—
Total revenue	$51,797	$50,113	$108,057	$98,037
OPERATING EXPENSES:
Cost of sales - product	4,394	4,070	8,319	7,931
Cost of sales - intangible amortization	200	200	399	399
Research and development, net of amounts reimbursable (a)	26,950	44,881	58,391	83,890
Selling, general and administrative	32,143	38,231	66,240	74,664
Income (Loss) from operations	(11,890)	(37,269)	(25,292)	(68,847)
OTHER INCOME (EXPENSE):
Other (expense) income	(79)	(68)	(80)	(59)
Interest expense	(4,847)	(6,922)	(9,211)	(13,678)
Interest income	6	379	64	1,050
Gain on extinguishment of debt	—	—	1,960	—
NET LOSS	$(16,810)	$(43,880)	$(32,559)	$(81,534)
OTHER COMPREHENSIVE LOSS:
Unrealized loss from available-for-sale debt securities	—	774	(21)	105
COMPREHENSIVE LOSS	$(16,810)	$(43,106)	$(32,580)	$(81,429)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 8)	$(16,810)	$(43,880)	$(32,559)	$(81,534)
LOSS PER SHARE:
Basic and diluted	$(0.35)	$(0.95)	$(0.69)	$(1.76)

WEIGHTED AVERAGE SHARES:
Basic and diluted	47,391,530	46,420,046	47,114,947	46,345,585
(a) Amounts reimbursable for the three and six months ended June 30, 2021 were $18.5 million and $32.8 million, respectively, and $0 for the three and six months ended June 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at March 31, 2020	46,387,437	$5	$1,200,776	$(666)	$(1,274,268)	$(74,153)
Net loss					(43,880)	(43,880)
Unrealized gain from available-for-sale securities				774		774
Vesting of restricted shares	61,054					—
Share-based compensation expense			7,840			7,840
Balance at June 30, 2020	46,448,491	$5	$1,208,616	$108	$(1,318,148)	$(109,419)

Balance at March 31, 2021	47,241,098	$5	$1,097,539	$—	$(1,313,554)	$(216,010)
Net loss					(16,810)	(16,810)
Vesting of restricted shares	11,621					—
Exercise of options	2,375		40			40
Share-based compensation expense			5,703			5,703
Balance at June 30, 2021	47,255,094	$5	$1,103,282	$—	$(1,330,364)	$(227,077)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Shareholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2019	46,189,870	5	1,194,327	3	(1,236,614)	(42,279)
Net loss					(81,534)	(81,534)
Unrealized gain from available-for-sale securities				105		105
Vesting of restricted shares	203,324					—
Issuance of common stock upon purchase by employee stock purchase plan	55,297		990			990
Share-based compensation expense			13,299			13,299
Balance at June 30, 2020	46,448,491	$5	$1,208,616	$108	$(1,318,148)	$(109,419)

Balance at December 31, 2020	46,779,479	5	1,222,137	21	(1,345,822)	(123,659)
Adjustment due to adoption of ASU 2020-06			(134,450)		48,017	(86,433)
Net loss					(32,559)	(32,559)
Unrealized loss from available-for-sale securities				(21)		(21)
Vesting of restricted shares	213,639					—
Exercise of options	195,675		3,804			3,804
Issuance of common stock upon purchase by employee stock purchase plan	66,301		678			678
Share-based compensation expense			11,113			11,113
Balance at June 30, 2021	47,255,094	$5	$1,103,282	$—	$(1,330,364)	$(227,077)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(32,559)	$(81,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494	945
Amortization of premium/discount on marketable securities, net	19	132
Amortization of debt discount and debt issuance costs	771	8,725
Stock-based compensation	11,113	13,299
Gain on extinguishment of debt	(1,960)	—
Gain on the lease termination	(901)	—
Changes in operating assets and liabilities:
Inventory	(2,136)	(583)
Accounts receivable, net	(3,328)	5,390
Prepaid expenses	1,877	4,210
Other current assets	(15,959)	(992)
Operating lease right of use assets	667	1,027
Other long-term assets	(967)	—
Accounts payable	4,637	5,688
Deferred revenue	(1,000)	—
Accrued expenses and other current liabilities	6,327	(1,274)
Lease liability, operating leases	(1,199)	(1,102)
Net cash used in operating activities	(34,104)	(46,069)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of marketable securities	—	(39,907)
Sales and maturities of marketable securities	23,240	61,400
Net cash provided by investing activities	23,240	21,493
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,804	—
Proceeds from issuance of term loan, net of issuance costs	122,687	9,939
Repurchase of convertible notes	(108,568)	—
Proceeds from issuance of shares under employee stock purchase plan	678	990
Net cash provided by financing activities	18,601	10,929
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	7,737	(13,647)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	92,003	70,453
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$99,740	$56,806
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7,622	$4,818
Cash paid for amounts included in the measurement of operating lease liabilities	$1,340	$1,175
Right of use assets obtained in exchange for operating lease liability	$332	$1,110
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Radius Health, Inc. (“Radius,” the “Company,” “us,” “our” or “we”) is a commercial biopharmaceutical company committed to serving patients with unmet medical needs in endocrinology and other therapeutic areas. In April 2017, the Company’s first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. We are a party to a license and development agreement with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan. In March 2021, Teijin received approval in Japan for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. The Company is developing an abaloparatide transdermal system, or abaloparatide-TD, for potential use in the treatment of postmenopausal women with osteoporosis. We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. We are initiating plans to move forward with a pivotal Phase 2/3 study of RAD011 for treatment of hyperphagia-related behavior in patients with Prader-Willi Syndrome.
The Company is subject to risks common to companies in its industry including, but not limited to, the dependence on revenues from a single commercialized product, competition, uncertainty about clinical trial outcomes and regulatory approvals, uncertainties relating to pharmaceutical pricing reimbursement, uncertain protection of proprietary technology and potential product liability. As of June 30, 2021, the Company had an accumulated deficit of $1,330.4 million, and total cash and cash equivalents of $99.2 million.
Based upon its cash and cash equivalents balance as of June 30, 2021, the Company believes that it has sufficient capital as well as access to other capital discussed in Note 7, “Term Loan and Credit Facility”, to fund its commercial operations, development plans, and other operational activities for at least one year from the date of this filing. The Company expects to finance the future development costs of its clinical product portfolio with its product revenue, existing cash and cash equivalents, or through strategic financing opportunities that could include, but are not limited to collaboration agreements, cash provided by operations or the incurrence of debt. However, there is no guarantee that any strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders.
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
When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. Subsequent events have been evaluated up to the date of issuance of these financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021.
Significant Accounting Policies—The significant accounting policies identified in the Company’s 2020 Form 10-K that require the Company to make estimates and assumptions include: revenue recognition, inventory obsolescence, long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. There were no changes to significant accounting policies during the six months ended June 30, 2021, except for the adoption of the Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) detailed below.
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
The Company elected to early adopt this guidance effective January 1, 2021 under the modified retrospective adoption approach and the comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. The cumulative effect of the change was recognized as an adjustment to the opening balance of accumulated deficit at the date of adoption and our convertible notes due September 1, 2024 are no longer bifurcated into separate liability and equity components. The principal amount of our convertible notes due September 2024 is classified as a liability only in the condensed consolidated balance sheet for the period ended June 30, 2021. Upon adoption of ASU 2020-06, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and accumulated deficit. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only. Furthermore, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components under the same premise, as if debt issuance costs had always been treated as a contra liability only. In addition, we derecognized deferred income tax liabilities associated with the equity component of the convertible notes, which the impact is fully offset by the change in valuation allowance. Lastly, interest expense related to the accretion of our convertible notes due September 1, 2024 is no longer recognized.
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

(1)                           Convertible notes payable is presented net of unamortized discount and debt issuance costs of $88.1 million and $3.2 million, respectively at December 31, 2020. Convertible notes payable is presented net of unamortized discount and debt issuance costs of $4.7 million and $0.3 million at January 1, 2021.
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
3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$28,924	$—	$—	$28,924
Money market funds	70,249	—	—	70,249
Total	$99,173	$—	$—	$99,173

	December 31, 2020
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,616	$—	$—	$44,616
Money market funds	46,820	—	—	46,820
Total	$91,436	$—	$—	$91,436

Marketable securities:
Domestic corporate debt securities	$18,266	$21	$(2)	$18,285
Domestic corporate commercial paper	4,993	2	—	4,995
Total	$23,259	$23	$(2)	$23,280
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
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense on the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. There was one available-for-sale debt security in an unrealized loss position at December 31, 2020 for which an allowance for credit losses was not recorded as it was attributable to changes in interest rates and the Company did not believe any unrealized losses represented credit losses. There were no available-for-sale debt securities or unrealized losses at June 30, 2021.
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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no material transfers between any levels during the six months ended June 30, 2021. There were no material transfers between any levels during 2020.
The following table summarizes the financial instruments measured at fair value on a recurring basis in the Company’s accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$28,924	$—	$—	$28,924
Money market funds (1)	70,249	—	—	70,249
Total	$99,173	$—	$—	$99,173

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$44,616	$—	$—	$44,616
Money market funds (1)	46,820	—	—	46,820
Total	$91,436	$—	$—	$91,436
Marketable Securities
Domestic corporate debt securities (2)	$—	$18,285	$—	$18,285
Domestic corporate commercial paper (2)	—	4,995	—	4,995
Total	$—	$23,280	$—	$23,280
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
As of June 30, 2021, the carrying amounts of the cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, long-term debt and operating lease liabilities approximated their estimated fair values.
5. Inventory
Inventory consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$7,466	$5,228
Work in process	—	667
Finished goods	3,844	3,279
Total inventories	$11,310	$9,174
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
As of June 30, 2021, none of the above circumstances had occurred and, as such, the Convertible Notes were not convertible.
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
In March 2021, the Company entered into separate, privately negotiated transactions with certain holders of the Convertible Notes to repurchase $112.2 million face amount of the Convertible Notes for a cash purchase of $108.6 million. As the Company only extinguished a portion of the debt, the difference between the reacquisition price and the net carrying amount of the extinguished portion resulted in a gain on extinguishment of $2.0 million. Third party costs associated with the modification of $0.3 million were included in selling, general and administrative expense for the six months ended June 30, 2021.
The outstanding balances of the Convertible Notes as of June 30, 2021 consisted of the following (in thousands):

2024 Convertible Notes
Liability
Principal	$192,753
Less: debt discount and issuance costs, net	(2,688)
Net carrying amount	$190,065
As of June 30, 2021, the debt issuance costs on the Convertible Notes will be amortized over the remaining period.
Prior to January 1, 2021, the Company separated the Convertible Notes into liability and equity components. On issuance, the carrying amount of the equity components was recorded as a debt discount and subsequently amortized into interest expense. The Company determined the expected life of the Convertible Notes was equal to their seven-year term. Effective January 1, 2021 the effective interest rate on the Convertible Notes for the period from the date of issuance through June 30, 2021 was 3.43%.
As of June 30, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair value of the Convertible Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, the Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of June 30, 2021 was approximately $178.4 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,446	$2,288	$3,602	$4,575
Amortization of debt discount	196	4,275	489	8,409
Amortization of debt issuance costs	11	160	26	315
Total interest expense	$1,653	$6,723	$4,117	$13,299
Future minimum payments on the Company’s Convertible Notes as of June 30, 2021 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$3,041
2022	5,783
2023	5,783
2024	198,535
Total minimum payments	$213,142
Less: interest	(20,389)
Less: unamortized discount	(2,688)
Less: current portion	—
Convertible notes payable	$190,065
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
On March 11, 2021, the Company received proceeds of $122.6 million under the Term Facility, net of fees and expenses of $2.4 million. With the issuance of a new term loan, the Company performed an assessment comparing the discounted cash flows of the original debt and the new debt as of the modification date, and concluded that the change is considered a modification. As of the modification date, the Company established a new effective interest rate based on the carrying value of the debt and the revised cash flows. Fees paid to the lender of $2.4 million were capitalized and will be amortized to interest expense using the effective interest method over the term of the loan. Third party costs associated with the modification of $2.8 million were included in selling, general and administrative expense for the six months ended June 30, 2021. The estimated fair value of the Term Facility as of June 30, 2021 was approximately $138.8 million. The outstanding balance of the Term Loan as of June 30, 2021 was (in thousands):

Term loan
Principal	$150,000
Less: debt issuance costs, net	(2,152)
Net carrying amount	$147,848
The following table sets forth total interest expense recognized related to the Term Facility during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$2,939	$196	$3,976	$375
Amortization of debt discount	208	1	256	2
Total interest expense	$3,147	$197	$4,232	$377
Future minimum payments on the Term Facility as of June 30, 2021 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$5,813
2022	11,625
2023	61,302
2024	102,260
Total minimum payments	$181,000
Less: interest	(31,000)
Less: unamortized issuance costs	(2,152)
Less: current portion	—
Term loan	$147,848

8. Net Loss Per Share
Basic and diluted net loss per share for the periods set forth below is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(16,810)	$(43,880)	$(32,559)	$(81,534)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	47,391,530	46,420,046	47,114,947	46,345,585
Loss per share - basic and diluted	$(0.35)	$(0.95)	$(0.69)	$(1.76)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and six months ended June 30, 2021 and 2020, respectively, all of the Company’s options to purchase common stock and restricted stock units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three and Six Months Ended June 30,
	2021	2020
Options to purchase common stock	6,287,436	6,194,931
Restricted stock units	438,134	835,972
Performance units	—	70,000
Performance options	1,035,000	—
The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of June 30, 2021, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share during the three and six-month periods ended June 30, 2021 and 2020, respectively. Effective for the three months ended March 31, 2021, the Company uses the if-converted method for the Convertible Notes as a result of the adoption of ASU 2020-06, as described in Recent Adopted Accounting Pronouncements above.

9. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2021 and 2020 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2019	$5,739	$17,280	$1,583	$24,602
Provision related to sales in the current year	12,129	34,448	3,888	50,465
Adjustments related to prior period sales	(294)	(826)	(1,449)	(2,569)
Credits and payments made	(15,390)	(36,805)	(679)	(52,874)
Ending balance at June 30, 2020	2,184	14,097	3,343	19,624

Ending balance at December 31, 2020	$1,891	$14,644	$2,572	$19,107
Provision related to sales in the current year	9,313	52,886	187	62,386
Adjustments related to prior period sales	(54)	(989)	(2,249)	(3,292)
Credits and payments made	(9,677)	(42,859)	(189)	(52,725)
Ending balance at June 30, 2021	$1,473	$23,682	$321	$25,476
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
Pursuant to the Teijin Agreement, the Company granted Teijin: (i) an exclusive payment-bearing license under certain of the Company’s intellectual property to develop and commercialize abaloparatide-SC in Japan, (ii) a non-exclusive payment-bearing license under certain of the Company’s intellectual property to manufacture abaloparatide-SC for commercial supply in Japan, (iii) a right of reference to certain of the Company’s regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC in Japan, (iv) a manufacture transfer package, upon Teijin’s request, consisting of information and the Company’s know-how that is necessary for the manufacture of active pharmaceutical ingredient and abaloparatide-SC, and (v) right, at Teijin’s request, to have the Company manufacture (or arrange for a third party to manufacture) and supply (or arrange for a third party to supply) the active pharmaceutical ingredient for the clinical supply of abaloparatide-SC in sufficient quantities to enable Teijin to conduct its clinical trials in Japan. In consideration for these rights, the Company received an upfront payment of $10.0 million, and has received and may receive further payments upon the achievement of certain regulatory and sales milestones, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, as defined below. In addition, the Company has an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC in Japan upon commercialization.
Pursuant to the Teijin Agreement, the parties may further collaborate on new indications for abaloparatide-SC. Abaloparatide-TD is not currently part of the Teijin Agreement.
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
Upon execution of the Teijin Agreement, the transaction price included only the $10.0 million up-front payment owed to the Company. As referenced above, the Company has received and may receive further payments upon the achievement of certain regulatory and sales milestones, totaling up to $40.0 million, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The regulatory milestone, which represents variable consideration that was evaluated under the most likely amount method, was not included in the transaction price, because the amount was fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestone was outside the control of the Company. Any consideration related to sales-based milestones as well as royalties on net sales upon commercialization by Teijin, will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Teijin and, therefore, have also been excluded from the transaction price in accordance with the sales-based royalty exception. The Company will re-evaluate the transaction price in each reporting period, as uncertain events are resolved, or as other changes in circumstances occur.
In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture, achieving the regulatory milestone that provides for a payment of $10.0 million to the Company.
During the six months ended June 30, 2021, the Company recognized $10.0 million of license revenue upon the achievement of the regulatory milestone.
Berlin-Chemie
The Company is a party to a license agreement (“License Agreement”) with Berlin-Chemie under which the Company granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901) worldwide.
The Company and Berlin-Chemie are also parties to a Transition Services Agreement (the “TSA”), pursuant to which the Company has agreed to perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study Pursuant to the TSA, Berlin-Chemie agreed to reimburse the Company for all out-of-pocket and full-time employee costs in performing the services, for total estimated reimbursements of $114.6 million. The Company will continue to incur research and development expenses in support of scale up costs under the TSA. The agreements were entered into in July 2020.
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
During the six months ended June 30, 2021, the Company recorded $32.8 million as a reduction of research and development expenses for reimbursement of transition services performed under the TSA. As of June 30, 2021, we had a receivable of $37.5 million related to reimbursable research and development expenses under this agreement, which is presented in other current assets on the condensed consolidated balance sheet.
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
As of June 30, 2021, the Company was not party to any significant litigation.
Kindeva
The Company is a party to a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with Kindeva Drug Delivery (“Kindeva”), as successor to 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which Kindeva has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-coated transdermal system product (“Product”) and associated applicator devices (“Applicator”). Under the Supply Agreement, Kindeva manufactures Product and Applicator for the Company according to agreed-upon specifications in sufficient quantities to meet the Company’s projected supply requirements. Kindeva manufactures commercial supplies of Product at unit prices that decrease with an increase in the quantity the Company orders. The Company will pay Kindeva a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse Kindeva for certain capital expenditures incurred to establish commercial supply of Product. The Company is responsible for providing, at its expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, Kindeva and the Company have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology.
The initial term of the Supply Agreement began on its effective date, February 27, 2018, and will continue for five years after the first commercial sale of Product. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. The Company may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting Product, if it is unable to obtain U.S. regulatory approval for Product within a certain time period, or if it ceases development or commercialization of Product. Kindeva may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to Product, if the Company is unable to obtain U.S. regulatory approval for Product within a certain time period, or if the Company fails to order Product for a certain period of time after commercial launch of the Product in the U.S. Upon certain events of termination, Kindeva is required to transfer the manufacturing processes for Product and Applicator to the Company or a mutually agreeable third party and continue supplying Product and Applicator for a period of time pursuant to the Company’s projected supply requirements. Prior to 3M’s sale of its drug delivery business to Kindeva and 3M, the Company selected Thermo Fisher to conduct the abaloparatide-TD coating process and packaging operations. The Company has paid 3M and Kindeva approximately $40.5 million, in the aggregate, through June 30, 2021 with respect to performance under the Supply Agreement. In addition, there are cancelable purchase commitments in place to fund the facility build out and future purchases of capital equipment.
The Company is a party to a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which Product and Applicator development activities occurred and 3M manufactured phase 1 and 2 clinical trial supplies on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019, after which it has automatically renewed and will continue to renew for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company pays 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. The Company has paid 3M approximately $30.2 million, in the aggregate, through June 30, 2021 with respect to services and deliverables delivered pursuant to the Development Agreement.
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
Asset Purchase Agreement
In December 2020, the Company entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of CBD related to the oral administration of a solution of CBD for therapeutic use in humans or animals. Under the terms of the agreement, the Company may be obligated to make additional payments of up to $60.0 million in future periods, which would become due and payable only upon the achievement of certain development milestones. In addition, the Company may be obligated to pay up to $30.0 million in sales milestones contingent upon the realization of sales revenues and sublicense revenue. As of June 30, 2021, the Company recognized a liability of $2.5 million, which is recorded as accrued expenses and other current liabilities within the consolidated balance sheet for certain development milestones that were deemed probable of achievement.
12. Income Taxes
The Company did not record a federal or state income tax provision or benefit for each of the six months ended June 30, 2021 and 2020 due to the expected loss before income taxes to be incurred for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
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

•our plans with respect to collaborations and licenses related to the development, manufacture or sale of TYMLOS and our investigational product candidates,
•our goals and expectations with respect to development and commercialization of RAD011, our newly acquired assets related to formulations of cannabidiol (“CBD”);
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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, the uncertainties inherent in commercializing pharmaceutical products or the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our ability to attract and retain customers, our development activities and those other factors we discuss in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These important factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.
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
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of August 1, 2021 TYMLOS was available and covered for approximately 294 million U.S. insured lives, representing approximately 99% of U.S. commercial and 91% of Medicare Part D insured lives.
We are conducting additional research towards potential additional indications for TYMLOS, including a clinical trial in men with osteoporosis and a bone histomorphometry study evaluating the early effects of TYMLOS on tissue-based indices of formation in postmenopausal women. We are also developing an abaloparatide transdermal system (“abaloparatide-TD”), for potential use in the treatment of postmenopausal women with osteoporosis. We initiated our Phase 3 wearABLe trial of abaloparatide-TD in August 2019 and completed enrollment in September 2020.
In March 2021, based on a multi-month scientific consultation with member states of the European Union, the Company made the strategic decision to move forward with efforts to refile its European Marketing Authorization Application (“MAA”) for abaloparatide-SC. We submitted a letter of intent to the European Medicines Agency (“EMA”) notifying the EMA of our intentions.
We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. Following a Type C meeting with the FDA in June 2021, the Company plans to move forward with a pivotal Phase 2/3 study for treatment of hyperphagia-related behavior in patients with Prader-Willi Syndrome.

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
In July 2017, we entered into a license and development agreement with Teijin Pharma Limited (“Teijin”) for abaloparatide-SC in Japan. In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. Pursuant to the agreement with Teijin, we received a regulatory milestone payment in April 2021, and may receive additional milestone payments upon the achievement of certain sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term.
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
Abaloparatide-TD
We are also developing abaloparatide-TD, based on Kindeva’s patented Microstructured Transdermal System technology, for potential use as a short wear-time transdermal system. We hold worldwide commercialization rights to the abaloparatide-TD technology, except in Canada, where we have entered into an exclusive license agreement with respect to abaloparatide-TD. We are developing abaloparatide-TD toward future global regulatory submissions to build upon the potential success of TYMLOS. Our development strategy for abaloparatide-TD is to bridge to the established efficacy and safety of our approved abaloparatide-SC formulation.
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
RAD011
We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. Prior to the Company’s acquisition of RAD011 in December 2020, it was granted fast track designation by the FDA in 2017 and orphan drug designation in August 2020 for the treatment of hyperphagia behavior and weight loss in patients with Prader-Willi Syndrome. In June 2021, we participated in a Type C meeting with the FDA to discuss initiation of a pivotal Phase 2/3 study for treatment of PWS. Following that meeting, the Company plans to move forward with a pivotal study. This Synthetic Cannabidiol Oral Solution (“SCOUT”) 015 study will be a randomized double-blind placebo-controlled seamless Phase 2/3 trial designed to support a 505(b)(2) NDA submission for RAD011 for the treatment of hyperphagia in patients with Prader-Willi Syndrome. We will move forward with the development of RAD011 as not scheduled under the Controlled Substance Act (“CSA”) based on guidance from the U.S. Drug Enforcement Administration (“DEA”). The guidance states that if a product does not contain any quantity of synthetic THC (or any other controlled substance), it is not controlled under the CSA. RAD011 is not scheduled as it does not contain traceable amounts of tetrahydrocannibinol (“THC”) or any other controlle dsubstance.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties, with the exception of elacestrant (RAD1901). Abaloparatide represents the largest portion of our research and development expenses for our investigational product candidates since our inception. We began tracking program expenses for TYMLOS (abaloparatide-SC) in 2005, and program expenses from inception to June 30, 2021 were approximately $250.4 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to June 30, 2021 were approximately $164.9 million. We began tracking program expenses for elacestrant (RAD1901) in 2006, and program expenses from inception to June 30, 2021 were approximately $129.7 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to June 30, 2021 were approximately $18.6 million. We began tracking program expenses for RAD011 in 2020, and program expenses from inception to June 30, 2021 were approximately $19.6 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation, and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Program-specific costs - external:
Abaloparatide-SC	$3,116	$2,357	$10,725	$4,645
Abaloparatide-TD	9,946	20,630	20,393	34,362
Elacestrant (RAD1901)	212	9,163	1,622	18,259
RAD140	216	176	309	508
RAD011	3,612	—	3,621	—
Total program-specific costs - external	$17,102	$32,326	$36,670	$57,774

Shared-services costs - external:
R&D support costs	3,041	3,172	8,167	6,909
Other operating costs	163	88	369	392
Total shared-services costs - external	$3,204	$3,260	$8,536	$7,301

Shared-services costs - internal
Personnel-related costs	4,997	7,029	9,887	14,478
Stock-based compensation	1,607	1,876	3,208	3,475
Occupancy costs	9	243	18	547
Depreciation expense	31	147	72	315
Total shared-services costs - internal	$6,644	$9,295	$13,185	$18,815

Total research and development costs	$26,950	$44,881	$58,391	$83,890
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
We have reviewed our policies and estimates to determine our critical accounting policies for the three and six months ended June 30, 2021. There were no changes to significant accounting policies during the three and six months ended June 30, 2021, except for the adoption of certain ASUs issued by the FASB, as disclosed above within Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended June 30, 2021 and 2020 (in thousands, except percentages)

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
Revenues:
Product revenue, net	$51,797	$50,113	$1,684	3%
Total revenue	51,797	50,113	1,684	3%
Operating expenses:
Cost of sales - product	4,394	4,070	324	8%
Cost of sales - intangible amortization	200	200	—	—
Research and development, net of amounts reimbursable	26,950	44,881	(17,931)	(40)%
Selling, general and administrative	32,143	38,231	(6,088)	(16)%
Income (Loss) from operations	(11,890)	(37,269)	25,379	68%
Other (expense) income:
Other expense, net	(79)	(68)	(11)	16%
Interest expense	(4,847)	(6,922)	2,075	30%
Interest income	6	379	(373)	(98)%
Net loss	$(16,810)	$(43,880)	$27,070	62%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the three months ended June 30, 2021, we recorded approximately $51.8 million of net product revenue compared to $50.1 million for the three months ended June 30, 2020. The increase in product revenue was primarily driven by increased unit volumes, which was partially offset by a decrease in net price in 2021. We expect the COVID-19 impact on net product revenue to normalize throughout the remainder of 2021.
Cost of sales— Cost of sales was $4.6 million for the three months ended June 30, 2021 and $4.3 million the three months ended June 30, 2020. Although the potential impact of the COVID-19 pandemic on our cost of sales is unclear, we expect cost of sales to fluctuate in a manner consistent with net sales of TYMLOS during the duration of the COVID-19 pandemic.
Research and development expenses— For the three months ended June 30, 2021, research and development expense was $27.0 million compared to $44.9 million for the three months ended June 30, 2020, a decrease of $17.9 million, or 40%. This decrease was primarily driven by a decrease of $10.6 million in abaloparatide-TD program cost, a $0.4 million decrease in occupancy and depreciation costs, a $4.6 million decrease in compensation expense, which is comprised of a $1.7 million decrease in compensation expense related to headcount and $2.9 million of billed reimbursable expenses, and a $8.8 million decrease in elacestrant program costs, which is comprised of a $6.6 million increase in gross program expenses offset by $15.4 million of billed reimbursable expenses. These decreases were offset by a $0.8 million increase in abaloparatide-SC program costs, a $3.6 million increase in RAD011 program costs, and a $2.1 million increase in professional fees and other expenses.
Selling, general and administrative expenses— For the three months ended June 30, 2021, selling, general and administrative expenses were $32.1 million compared to $38.2 million for the three months ended June 30, 2020, a decrease of $6.1 million, or 16%. This decrease was primarily the result of a $2.6 million decrease in compensation cost, a $3.9 million decrease in professional support costs, and a $0.2 million decrease in occupancy and depreciation costs. These decreases were partially offset by a $0.5 million increase in travel and entertainment costs, and a $0.1 million increase in other operating costs.
Other expense, net— For the three months ended June 30, 2021, other expense, net of other income, was $79.0 thousand, as compared to other expense, net of other income of $68.0 thousand during the three months ended June 30, 2020. Other expense, net of other income, of $79.0 thousand for the three months ended June 30, 2021 consisted primarily of other taxes and foreign currency revaluation exchange losses.
Interest income—For the three months ended June 30, 2021, interest income was approximately $0.0 million compared to $0.4 million for the three months ended June 30, 2020, a decrease of $0.4 million, or 98%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities used to fund operations.
Interest expense—For the three months ended June 30, 2021, interest expense was approximately $4.8 million compared to $6.9 million for the three months ended June 30, 2020, a decrease of $2.1 million, or 30%. This decrease was driven by the repurchase of $112.2 million aggregate principal amount of Convertible Notes in March 2021 and the adoption of ASU 2020-06 on January 1, 2021. Post adoption, we are no longer amortizing the debt discount related to the Convertible Notes to non-cash interest expense, resulting in a decrease in interest expense.
Six Months Ended June 30, 2021 and 2020 (in thousands, except percentages)

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
Revenues:
Product revenue, net	$97,057	$98,037	$(980)	(1)%
License revenue	11,000	—	11,000	100%
Total revenue	108,057	98,037	10,020	10%
Operating expenses:
Cost of sales	8,319	7,931	388	5%
Cost of sales - intangible amortization	399	399	—	—%
Research and development	58,391	83,890	(25,499)	(30)%
Selling, general and administrative	66,240	74,664	(8,424)	(11)%
Loss from operations	(25,292)	(68,847)	43,555	(63)%
Other (expense) income:
Other expense, net	(80)	(59)	(21)	36%
Interest expense	(9,211)	(13,678)	4,467	33%
Interest income	64	1,050	(986)	(94)%
Gain on extinguishment of debt	1,960	—	1,960	100%
Net loss	$(32,559)	$(81,534)	$48,975	60%

Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the six months ended June 30, 2021, we recorded approximately $97.1 million of net product revenue compared to $98.0 million for the six months ended June 30, 2020. The decrease in product revenue was primarily driven by the impact of a decrease in net price in 2021 and volatility in patient activity as a result of COVID-19 during 2020 and 2021. We expect the COVID-19 impact on net product revenue to normalize throughout the remainder of 2021.
License revenue— In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. Pursuant to our license and development agreement with Teijin, we recognized $10.0 million during the six months ended June 30, 2021 in connection with the completion of this regulatory milestone. In addition, we recognized $1.0 million in license revenue in connection with other license agreements.
Cost of sales— Cost of sales was $8.7 million for the six months ended June 30, 2021 and $8.3 million the six months ended June 30, 2020. Although the potential impact of the COVID-19 pandemic on our cost of sales is unclear, we expect cost of sales to fluctuate in a manner consistent with net sales of TYMLOS during the duration of the COVID-19 pandemic.
Research and development expenses— For the six months ended June 30, 2021, research and development expense was $58.4 million compared to $83.9 million for the six months ended June 30, 2020, a decrease of $25.5 million, or 30%. This decrease was primarily driven by a decrease of $14.0 million in abaloparatide-TD program cost, a $0.2 million decrease in RAD140 program costs, a $0.8 million decrease in occupancy and depreciation costs, a $9.3 million decrease in compensation expense, which is comprised of a $2.8 million decrease in compensation expense related to headcount and $6.5 million of billed reimbursable expenses, and a $16.4 million decrease in elacestrant program costs, which is comprised of a $9.6 million increase in gross program expenses offset by $26.0 million of billed reimbursable expenses. These decreases were offset by a $6.1 million increase in abaloparatide-SC program costs, a $3.6 million increase in RAD011 program costs, and a $5.8 million increase in professional fees and other expenses.
Selling, general and administrative expenses— For the six months ended June 30, 2021, selling, general and administrative expenses were $66.2 million compared to $74.7 million for the six months ended June 30, 2020, a decrease of $8.4 million, or 11%. This decrease was primarily the result of a $2.0 million decrease in professional support costs, a $6.1 million decrease in compensation cost, and a $0.3 million decrease in other operating costs.
Other expense, net— For the six months ended June 30, 2021, other expense, net of other income, was $80.0 thousand, as compared to other expense, net of other income of $59.0 thousand during the six months ended June 30, 2020. Other expense, net of other income, of for the six months ended June 30, 2021 consisted primarily of other taxes and foreign currency revaluation exchange losses.
Interest income—For the six months ended June 30, 2021, interest income was approximately $0.1 million compared to $1.1 million for the six months ended June 30, 2020, a decrease of $1.0 million, or 94%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities used to fund operations.
Interest expense—For the six months ended June 30, 2021, interest expense was approximately $9.2 million compared to $13.7 million for the six months ended June 30, 2020, a decrease of $4.5 million, or 33%. This decrease was driven by the repurchase of $112.2 million aggregate principal amount of Convertible Notes in March 2021 and the adoption of ASU 2020-06 on January 1, 2021. Post adoption, we are no longer amortizing the debt discount related to the Convertible Notes to non-cash interest expense, resulting in a decrease in interest expense.
Gain on extinguishment of debt— For the six months ended June 30, 2021, we recognized a gain on the extinguishment of debt of $2.0 million related to the repurchase of a portion of our Convertible Notes.
Liquidity and Capital Resources
From inception to June 30, 2021, we have incurred an accumulated deficit of $1,330.4 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash and cash equivalents balance as of June 30, 2021 was $99.2 million. We have historically financed our operations since inception through public offerings of our common stock, issuance of convertible debt, private sales of preferred stock, and borrowings under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have financed a portion of our operations through product revenue.
Based upon our cash and cash equivalents balance as of June 30, 2021 and funds available to us through our credit facilities, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans and our U.S. commercial and other operational activities for at least twelve months from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our product portfolio with our existing cash, cash equivalents, marketable securities, and investments, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
There is no guarantee that any strategic or financing opportunity will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. Our future capital requirements will depend on many factors, including the scope of and progress in our research and development and commercialization activities, the results of our clinical trials, and the review and potential approval of our products by the FDA or other foreign regulatory authorities. The continued successful commercialization and development of our products and product candidates is subject to numerous risks and uncertainties associated with commercializing and developing drugs, which could have a significant impact on the cost and timing associated with the commercialization and development of our products and product candidates. If we fail to obtain additional future capital, if needed, we may be unable to complete our planned commercialization activities or complete preclinical and clinical trials and obtain approval of any of our product candidates from the FDA or foreign regulatory authorities.
TYMLOS is our only approved product and our business currently depends heavily on its continued successful commercialization. Maintaining the successful commercialization of an approved product is an expensive and uncertain process. See “Risk Factors - Risks Related to the Commercialization and Development of Our Product Candidates” set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
Net cash (used in) provided by:
Operating activities	$(34,104)	$(46,069)	$11,965	26%
Investing activities	23,240	21,493	1,747	8%
Financing activities	18,601	10,929	7,672	70%
Net increase in cash, cash equivalents, and restricted cash	$7,737	$(13,647)	$21,384	(157)%
Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2021 was $34.1 million, which was primarily the result of a net loss of $32.6 million, partially offset by $9.5 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $11.1 million. The $32.6 million net loss was primarily due to abaloparatide-SC program costs, abaloparatide-TD program costs, elacestrant and RAD011 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $9.5 million net non-cash adjustments to reconcile net loss to net cash used in operations primarily included stock-based compensation expense of $11.1 million, depreciation of $0.5 million and other non-cash adjustments offset by gain on extinguishment of debt of $2.0 million and gain on lease termination of $0.9 million.
Net cash used in operating activities during the six months ended June 30, 2020 was $46.1 million, which was primarily the result of a net loss of $81.5 million, partially offset by $23.1 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $12.4 million. The $81.5 million net loss was primarily due to abaloparatide-SC program costs, elacestrant and RAD011 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $23.1 million non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $13.3 million, amortization of debt discount of $8.7 million, and depreciation of $0.9 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2021 was $23.2 million, which was the result of sales and maturities of marketable securities.
Net cash provided by investing activities during the six months ended June 30, 2020 was $21.5 million, which was primarily the result of $61.4 million in sales and maturities of marketable securities, partially offset by $39.9 million in purchases of marketable securities.
Our investing cash flows will be impacted by the timing of our purchases and sales of our marketable securities. Because our marketable securities are primarily short-term in duration, we would not expect our operational results or cash flows to be significantly affected by a change in market interest rates.
Cash Flows from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2021 was $18.6 million, which consisted of $122.7 million of net proceeds from issuance of term loan, $3.8 million of proceeds received from exercises of stock options, and $0.7 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan (“ESPP”). These proceeds were offset by the use of $108.6 million to repurchase convertible notes.
Net cash provided by financing activities during the six months ended June 30, 2020 was $10.9 million, which consisted of $9.9 million of proceeds received from issuance of the term loan and $1.0 million received upon issuance of common stock under the ESPP.
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
Future minimum payments on our Convertible Notes as of June 30, 2021 are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2021	$3,041
2022	5,783
2023	5,783
2024	198,535
Total minimum payments	$213,142
Less: interest	(20,389)
Less: unamortized discount	(2,688)
Less: current portion	—
Convertible notes payable	$190,065
Term Loan and Credit Facility
In March 2021, we entered into the Term Loan, as discussed in more detail in Note 7, “Term Loan and Credit Facility,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Future minimum payments on our Term Loan as of June 30, 2021 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$5,813
2022	11,625
2023	61,302
2024	102,260
Total minimum payments	$181,000
Less: interest	(31,000)
Less: unamortized discount	(2,152)
Less: current portion	—
Long Term Debt	$147,848
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. We enter into contracts in the normal course of business for marketing and promotion, commercial activities, preclinical and clinical research studies, research supplies, and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts and not included in the table of contractual obligations and commitments. We are also a party to certain material supply, manufacturing, license and other agreements entered into outside of the normal course of our business, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. In addition, we have certain obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones, such as the start of a clinical trial, filing of an NDA, approval by the FDA, or product launch. The disclosed balances exclude the potential payments we may be required to make under our agreements because the timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancellable upon written notice by us and therefore, not long-term liabilities. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.
During the three months ended June 30, 2021, there were no material changes to our contractual obligations described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
Net Operating Loss Carryforwards
As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $1,026.0 million and $702.1 million, respectively, subject to limitation, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2040.
Under Section 382 of the Internal Revenue Code of 1986, or Section 382, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used annually in the future to offset taxable income. We have completed studies through December 31, 2016, to determine whether any ownership change has occurred since our formation and have determined that transactions have resulted in two ownership changes, as defined under Section 382. There could be additional ownership changes subsequent to December 31, 2016 and/or in the future that could further limit the amount of net operating loss and tax credit carryforwards that we can utilize. A full valuation allowance has been recorded against our net operating loss carryforwards and other deferred tax assets, as the realization of the deferred tax asset is uncertain.
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
We are exposed to market risk related to changes in interest rates. As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $99.7 million. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Because our marketable securities are short-term in duration, and have a low risk profile, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments. We carry our investments based on publicly available information. As of June 30, 2021, we did not have any hard-to-value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 4.   Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three and six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we are party to litigation arising in the ordinary course of our business. As of June 30, 2021, we were not party to any significant litigation.
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

The Company reviewed its risk factors as of June 30, 2021 and determined that there were no material changes from the ones set forth in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation	8-K	001-35726	3.1	6/13/2014

3.2	Amended and Restated By-Laws	10-K	001-35726	3.2	2/25/2021

10.1 ^^	License Agreement, dated September 27, 2005, between the Company, as successor to Nuvios, Inc., and Ipsen Pharma SAS (f/k/a SCRAS S.A.S.) on behalf of itself and its affiliates, as amended					*

10.2 ^^	Commercial Supply Agreement, dated June 28, 2016, between the Company and Vetter Pharma International GmbH					*

10.3 ^^	License Agreement, dated June 29, 2006, between the Company and Eisai Co., Ltd.					*

10.4	Surrender Agreement, dated May 19, 2021, by and between Rovi Corporation and Radius Health, Inc.	8-K	001-35726	10.1	5/21/2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)					*

^^ Certain confidential information contained in this exhibit, marked by brackets in the exhibit, has been omitted, because it is both not material and is of the type that Radius Health, Inc. treats as private or confidential.
*     Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ G. Kelly Martin
G. Kelly Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021

	By:	/s/ James G. Chopas
James G. Chopas
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 5, 2021