Form 10-Q
period 2021-09-30
Radius Health, Inc.
filed 2021-11-08
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
Or
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

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of November 1, 2021: 47,342,210 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I— FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Radius Health, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,559	$91,436
Restricted cash	567	567
Marketable securities	—	23,280
Accounts receivable, net	26,545	20,310
Inventory	11,604	9,174
Prepaid expenses	9,131	13,279
Other current assets	20,070	22,502
Total current assets	177,476	180,548
Property and equipment, net	660	796
Intangible assets	5,186	5,785
Right of use assets - operating leases	720	3,933
Other assets	2,141	520
Total assets	$186,183	$191,582

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,548	$9,925
Accrued expenses and other current liabilities	75,766	59,758
Deferred revenue	—	1,000
Operating lease liability, current	725	2,490
Total current liabilities	90,039	73,173
Convertible notes payable	190,272	213,645
Term loan	148,057	24,905
Operating lease liability, long term	364	3,518
Total liabilities	428,732	315,241
Stockholders’ equity (deficit):
Common stock, 0.0001 par value; 200,000,000 shares authorized, 47,325,993 shares and 46,779,479 shares issued and outstanding at September 30, 2021 and December 31, 2020	5	5
Additional paid-in-capital	1,109,843	1,222,137
Accumulated other comprehensive income	—	21
Accumulated deficit	(1,352,397)	(1,345,822)
Total stockholders’ equity (deficit)	(242,549)	(123,659)
Total liabilities and stockholders’ equity (deficit)	$186,183	$191,582
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Product revenue, net	$56,810	$50,412	$153,867	$148,448
License revenue	—	27,414	11,000	27,414
Total revenue	$56,810	$77,826	$164,867	$175,862
OPERATING EXPENSES:
Cost of sales - product	4,873	3,839	13,192	11,771
Cost of sales - intangible amortization	200	200	599	599
Research and development, net of amounts reimbursable (a)	34,738	39,450	93,128	123,340
Selling, general and administrative	34,256	33,692	100,496	108,356
(Loss) income from operations	(17,257)	645	(42,548)	(68,204)
OTHER INCOME (EXPENSE):
Other income (expense)	90	(87)	10	(144)
Interest expense	(4,873)	(7,069)	(14,084)	(20,747)
Interest income	7	222	70	1,272
Gain on extinguishment of debt	—	—	1,960	—
NET LOSS	$(22,033)	$(6,289)	$(54,592)	$(87,823)
OTHER COMPREHENSIVE LOSS:
Unrealized (gain) loss from available-for-sale debt securities	—	(26)	(21)	79
COMPREHENSIVE LOSS	$(22,033)	$(6,315)	$(54,613)	$(87,744)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 8)	$(22,033)	$(6,289)	$(54,592)	$(87,823)
LOSS PER SHARE:
Basic and diluted	$(0.47)	$(0.14)	$(1.16)	$(1.89)

WEIGHTED AVERAGE SHARES:
Basic and diluted	47,288,212	46,493,126	47,173,337	46,395,124
(a) Amounts reimbursable for the three and nine months ended September 30, 2021 were $14.6 million and $47.4 million, respectively, and $15.4 million for the three and nine months ended September 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2020	46,448,491	$5	$1,208,616	$108	$(1,318,148)	$(109,419)
Net loss					(6,289)	(6,289)
Unrealized gain from available-for-sale securities				(26)		(26)
Vesting of restricted shares	39,650					—
Issuance of common stock upon purchase by employee stock purchase plan	60,060		631			631
Share-based compensation expense			6,522			6,522
Balance at September 30, 2020	46,548,201	$5	$1,215,769	$82	$(1,324,437)	$(108,581)

Balance at June 30, 2021	47,255,094	$5	$1,103,282	$—	$(1,330,364)	$(227,077)
Net loss					(22,033)	(22,033)
Unrealized loss from available-for-sale securities				—		—
Vesting of restricted shares	30,350					—
Exercise of options	83		1			1
Issuance of common stock upon purchase by employee stock purchase plan	40,466		477			477
Share-based compensation expense			6,083			6,083
Balance at September 30, 2021	47,325,993	$5	$1,109,843	$—	$(1,352,397)	$(242,549)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Shareholders’ Equity (Deficit)
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2019	46,189,870	5	1,194,327	3	(1,236,614)	(42,279)
Net loss					(87,823)	(87,823)
Unrealized gain from available-for-sale securities				79		79
Vesting of restricted shares	242,974					—
Issuance of common stock upon purchase by employee stock purchase plan	115,357		1,621			1,621
Share-based compensation expense			19,821			19,821
Balance at September 30, 2020	46,548,201	$5	$1,215,769	$82	$(1,324,437)	$(108,581)

Balance at December 31, 2020	46,779,479	5	1,222,137	21	(1,345,822)	(123,659)
Adjustment due to adoption of ASU 2020-06			(134,450)		48,017	(86,433)
Net loss					(54,592)	(54,592)
Unrealized loss from available-for-sale securities				(21)		(21)
Vesting of restricted shares	243,989					—
Exercise of options	195,758		3,805			3,805
Issuance of common stock upon purchase by employee stock purchase plan	106,767		1,154			1,154
Share-based compensation expense			17,197			17,197
Balance at September 30, 2021	47,325,993	$5	$1,109,843	$—	$(1,352,397)	$(242,549)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(54,592)	$(87,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	773	1,616
Amortization of premium/discount on marketable securities, net	19	237
Amortization of debt discount and debt issuance costs	1,187	13,313
Impairment loss on operating lease right of use assets	—	1,510
Stock-based compensation	17,197	19,821
Gain on extinguishment of debt	(1,960)	—
Gain on the lease termination	(901)	—
Changes in operating assets and liabilities:
Inventory	(2,430)	(2,183)
Accounts receivable, net	(6,235)	2,114
Prepaid expenses	4,148	785
Other current assets	2,432	(16,232)
Operating lease right of use assets	899	1,472
Other long-term assets	(1,659)	30
Accounts payable	3,623	9,737
Deferred revenue	(1,000)	—
Accrued expenses and other current liabilities	16,008	10,632
Lease liability, operating leases	(1,704)	(1,629)
Net cash used in operating activities	(24,195)	(46,600)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of marketable securities	—	(39,916)
Sales and maturities of marketable securities	23,240	86,900
Net cash provided by investing activities	23,240	46,984
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,805	—
Proceeds from issuance of term loan, net of issuance costs	122,687	9,939
Repurchase of convertible notes	(108,568)	—
Proceeds from issuance of shares under employee stock purchase plan	1,154	1,621
Net cash provided by financing activities	19,078	11,560
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	18,123	11,944
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	92,003	70,453
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$110,126	$82,397
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$13,569	$9,658
Cash paid for amounts included in the measurement of operating lease liabilities	$1,858	$1,932
Right of use assets obtained in exchange for operating lease liability	$544	$1,110
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Radius Health, Inc. (“Radius,” the “Company,” “us,” “our” or “we”) is a global biopharmaceutical company focused on addressing unmet medical needs in the areas of bone health, orphan diseases, and oncology. In April 2017, the Company’s first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. In October 2021, together with our licensee, Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), we announced the receipt of positive top-line results from the EMERALD Phase 3 study of our investigational product candidate elacestrant, a selective estrogen receptor degrader (“SERD”). Berlin-Chemie holds an exclusive, worldwide license to develop and commercialize products containing elacestrant.
The Company is subject to risks common to companies in its industry including, but not limited to, the dependence on revenues from a single commercialized product, competition, uncertainty about clinical trial outcomes and regulatory approvals, uncertainties relating to pharmaceutical pricing reimbursement, uncertain protection of proprietary technology and potential product liability. As of September 30, 2021, the Company had an accumulated deficit of $1,352.4 million, and total cash and cash equivalents of $109.6 million.
Based upon its cash and cash equivalents balance as of September 30, 2021, the Company believes that it has sufficient capital as well as access to other capital discussed in Note 7, “Term Loan and Credit Facility”, to fund its commercial operations, development plans, and other operational activities for at least one year from the date of this filing. The Company expects to finance its ongoing and future operations with its product revenue, existing cash and cash equivalents, or through strategic financing opportunities that could include, but are not limited to collaboration agreements or the incurrence of debt. However, there is no guarantee that any strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders.
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
When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. Subsequent events have been evaluated up to the date of issuance of these financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021.
Significant Accounting Policies—The significant accounting policies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that require the Company to make estimates and assumptions include: revenue recognition, inventory obsolescence, long-lived assets and intangible assets, accounting for stock-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. There were no changes to significant accounting policies during the nine months ended September 30, 2021, except for the adoption of the Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) detailed below.
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
The Company elected to early adopt this guidance effective January 1, 2021 under the modified retrospective adoption approach and the comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. The cumulative effect of the change was recognized as an adjustment to the opening balance of accumulated deficit at the date of adoption and our convertible notes due September 1, 2024 are no longer bifurcated into separate liability and equity components as described in Note 6 on the Company’s Condensed Consolidated Financial Statements. The principal amount of our convertible notes due September 2024 is classified as a liability only in the condensed consolidated balance sheet for the period ended September 30, 2021. Upon adoption of ASU 2020-06, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and accumulated deficit. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only. Furthermore, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components under the same premise, as if debt issuance costs had always been treated as a contra liability only. In addition, we derecognized deferred income tax liabilities associated with the equity component of the convertible notes, which the impact is fully offset by the change in valuation allowance. Lastly, interest expense related to the accretion of our convertible notes due September 1, 2024 is no longer recognized.
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
3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,309	$—	$—	$39,309
Money market funds	70,250	—	—	70,250
Total	$109,559	$—	$—	$109,559

	December 31, 2020
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,616	$—	$—	$44,616
Money market funds	46,820	—	—	46,820
Total	$91,436	$—	$—	$91,436

Marketable securities:
Domestic corporate debt securities	$18,266	$21	$(2)	$18,285
Domestic corporate commercial paper	4,993	2	—	4,995
Total	$23,259	$23	$(2)	$23,280
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
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense on the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. There was one available-for-sale debt security in an unrealized loss position at December 31, 2020 for which an allowance for credit losses was not recorded as it was attributable to changes in interest rates and the Company did not believe any unrealized losses represented credit losses. There were no available-for-sale debt securities or unrealized losses at September 30, 2021.
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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no material transfers between any levels during the nine months ended September 30, 2021. There were no material transfers between any levels during 2020.
The following table summarizes the financial instruments measured at fair value on a recurring basis in the Company’s accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$39,309	$—	$—	$39,309
Money market funds (1)	70,250	—	—	70,250
Total	$109,559	$—	$—	$109,559

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$44,616	$—	$—	$44,616
Money market funds (1)	46,820	—	—	46,820
Total	$91,436	$—	$—	$91,436
Marketable Securities
Domestic corporate debt securities (2)	$—	$18,285	$—	$18,285
Domestic corporate commercial paper (2)	—	4,995	—	4,995
Total	$—	$23,280	$—	$23,280
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
As of September 30, 2021, the carrying amounts of the cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, long-term debt and operating lease liabilities approximated their estimated fair values.
5. Inventory
Inventory consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$7,781	$5,228
Work in process	635	667
Finished goods	3,188	3,279
Total inventories	$11,604	$9,174
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
The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Convertible Notes may be redeemed at the Company’s option, in whole or in part, if the conditions described below are satisfied. The redemption of the Convertible Notes may also be subject to certain restrictions included in Note 7, “Term Loan and Credit Facility.” The Convertible Notes will mature on September 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 20.4891 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $48.81 per share of common stock).
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
As of September 30, 2021, none of the above circumstances had occurred and, as such, the Convertible Notes were not convertible.
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
In March 2021, the Company entered into separate, privately negotiated transactions with certain holders of the Convertible Notes to repurchase $112.2 million face amount of the Convertible Notes for a cash purchase of $108.6 million. As the Company only extinguished a portion of the debt, the difference between the reacquisition price and the net carrying amount of the extinguished portion resulted in a gain on extinguishment of $2.0 million. Third party costs associated with the modification of $0.3 million were included in selling, general and administrative expense for the nine months ended September 30, 2021.
The outstanding balances of the Convertible Notes as of September 30, 2021 consisted of the following (in thousands):

2024 Convertible Notes
Liability
Principal	$192,753
Less: debt discount and issuance costs, net	(2,481)
Net carrying amount	$190,272
The debt issuance costs on the Convertible Notes will be amortized over the remaining period.
Prior to January 1, 2021, the Company separated the Convertible Notes into liability and equity components. On issuance, the carrying amount of the equity components was recorded as a debt discount and subsequently amortized into interest expense. The Company determined the expected life of the Convertible Notes was equal to their seven-year term. Effective January 1, 2021 the effective interest rate on the Convertible Notes for the period from the date of issuance through September 30, 2021 was 3.43%.
As of September 30, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair value of the Convertible Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, the Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of September 30, 2021 was approximately $175.8 million.
The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2021	2020	2021	2020
Contractual interest expense	$1,446	$2,288	$5,048	$6,863
Amortization of debt discount	196	4,421	684	12,830
Amortization of debt issuance costs	11	165	38	480
Total interest expense	$1,653	$6,874	$5,770	$20,173
Future minimum payments on the Company’s Convertible Notes as of September 30, 2021 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022	5,783
2023	5,783
2024	198,535
Total minimum payments	$210,101
Less: interest	(17,348)
Less: unamortized discount	(2,481)
Less: current portion	—
Convertible notes payable	$190,272
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
On March 11, 2021, the Company received proceeds of $122.6 million under the Term Facility, net of fees and expenses of $2.4 million. With the issuance of a new term loan, the Company performed an assessment comparing the discounted cash flows of the original debt and the new debt as of the modification date, and concluded that the change is considered a modification. As of the modification date, the Company established a new effective interest rate based on the carrying value of the debt and the revised cash flows. Fees paid to the lender of $2.4 million were capitalized and will be amortized to interest expense using the effective interest method over the term of the loan. Third party costs associated with the modification of $2.8 million were included in selling, general and administrative expense for the nine months ended September 30, 2021. The estimated fair value of the Term Facility as of September 30, 2021 was approximately $136.8 million. The outstanding balance of the Term Loan as of September 30, 2021 was (in thousands):

Term loan
Principal	$150,000
Less: debt issuance costs, net	(1,943)
Net carrying amount	$148,057
The following table sets forth total interest expense recognized related to the Term Facility during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2021	2020	2021	2020
Contractual interest expense	$2,971	$198	$6,947	$573
Amortization of debt discount	208	1	465	2
Total interest expense	$3,179	$199	$7,412	$575
Future minimum payments on the Term Facility as of September 30, 2021 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$2,906
2022	11,625
2023	61,302
2024	102,260
Total minimum payments	$178,093
Less: interest	(28,093)
Less: unamortized issuance costs	(1,943)
Less: current portion	—
Term loan	$148,057

8. Net Loss Per Share
Basic and diluted net loss per share for the periods set forth below is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(22,033)	$(6,289)	$(54,592)	$(87,823)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	47,288,212	46,493,126	47,173,337	46,395,124
Loss per share - basic and diluted	$(0.47)	$(0.14)	$(1.16)	$(1.89)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and nine months ended September 30, 2021 and 2020, respectively, all of the Company’s options to purchase common stock and restricted stock units outstanding were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three and Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	6,259,807	5,868,348
Restricted stock units	449,954	686,069
Performance units	—	70,000
Performance options	1,035,000	—
The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of September 30, 2021, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share during the three and nine-month periods ended September 30, 2021 and 2020, respectively. Effective for the three months ended March 31, 2021, the Company uses the if-converted method for the Convertible Notes as a result of the adoption of ASU 2020-06, as described in Recent Adopted Accounting Pronouncements above.

9. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2021 and 2020 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2019	$5,739	$17,280	$1,583	$24,602
Provision related to sales in the current year	16,123	57,120	2,030	75,273
Adjustments related to prior period sales	(107)	(1,570)	—	(1,677)
Credits and payments made	(20,011)	(50,717)	(893)	(71,621)
Ending balance at September 30, 2020	1,744	22,113	2,720	26,577

Ending balance at December 31, 2020	$1,891	$14,644	$2,572	$19,107
Provision related to sales in the current year	14,524	77,804	322	92,650
Adjustments related to prior period sales	(61)	(990)	(2,249)	(3,300)
Credits and payments made	(14,630)	(61,862)	(189)	(76,681)
Ending balance at September 30, 2021	$1,724	$29,596	$456	$31,776
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
Teijin
In July 2017, the Company entered into a License and Development Agreement (the “Teijin Agreement”) with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan.
Pursuant to the Teijin Agreement, the Company granted Teijin: (i) an exclusive payment-bearing license under certain of the Company’s intellectual property to develop and commercialize abaloparatide-SC in Japan, (ii) a non-exclusive payment-bearing license under certain of the Company’s intellectual property to manufacture abaloparatide-SC for commercial supply in Japan, (iii) a right of reference to certain of the Company’s regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC in Japan, (iv) a manufacture transfer package, upon Teijin’s request, consisting of information and the Company’s know-how that is necessary for the manufacture of active pharmaceutical ingredient and abaloparatide-SC, and (v) a right, at Teijin’s request, to have the Company manufacture (or arrange for a third party to manufacture) and supply (or arrange for a third party to supply) the active pharmaceutical ingredient for the clinical supply of abaloparatide-SC in sufficient quantities to enable Teijin to conduct its clinical trials in Japan. In consideration for these rights, the Company received an upfront payment of $10.0 million, and has received and may receive further payments upon the achievement of certain regulatory and sales milestones, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, as defined below. In addition, the Company has an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC in Japan upon commercialization.
Pursuant to the Teijin Agreement, the parties may further collaborate on new indications for abaloparatide-SC. The abaloparatide-coated transdermal system product (“abaloparatide-TD”) that we are developing with Kindeva Drug Delivery (“Kindeva”) is not currently part of the Teijin Agreement.
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
In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. Upon achievement of this regulatory milestone the Company received a payment of $10.0 million from Teijin, which was recognized as license revenue during the nine months ended September 30, 2021.
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
During the nine months ended September 30, 2021, the Company recorded $47.4 million as a reduction of research and development expenses for reimbursement of transition services performed under the TSA. As of September 30, 2021, we had a receivable of $19.2 million related to reimbursable research and development expenses under this agreement, which is presented in other current assets on the condensed consolidated balance sheet.
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
As of September 30, 2021, the Company was not party to any significant litigation.
Kindeva
The Company is a party to a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with Kindeva, as successor to 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which Kindeva has agreed to exclusively manufacture Phase 3 and global commercial supplies of an abaloparatide-coated transdermal system product (“Product”) and associated applicator devices (“Applicator”). Under the Supply Agreement, Kindeva manufactures Product and Applicator for the Company according to agreed-upon specifications in sufficient quantities to meet the Company’s projected supply requirements. Kindeva manufactures commercial supplies of Product at unit prices that decrease with an increase in the quantity the Company orders. The Company will pay Kindeva a mid-to-low single-digit royalty on worldwide net sales of Product and reimburse Kindeva for certain capital expenditures incurred to establish commercial supply of Product. The Company is responsible for providing, at its expense, supplies of abaloparatide drug substance to be used in manufacturing Product. During the term of the Supply Agreement, Kindeva and the Company have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology.
The initial term of the Supply Agreement began on February 27, 2018 and will continue for five years after the first commercial sale of Product. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. The Company may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting Product, if it is unable to obtain U.S. regulatory approval for Product within a certain time period, or if it ceases development or commercialization of Product. Kindeva may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to Product, if the Company is unable to obtain U.S. regulatory approval for Product within a certain time period, or if the Company fails to order Product for a certain period of time after commercial launch of the Product in the U.S. Upon certain events of termination, Kindeva is required to transfer the manufacturing processes for Product and Applicator to the Company or a mutually agreeable third party and continue supplying Product and Applicator for a period of time pursuant to the Company’s projected supply requirements. The Company has paid 3M and Kindeva approximately $62.8 million, in the aggregate, through September 30, 2021 with respect to performance under the Supply Agreement. In addition, there are cancellable purchase commitments in place to fund certain facility build out and future purchases of capital equipment.
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
Asset Purchase Agreement
In December 2020, the Company entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of CBD related to the oral administration of a solution of CBD for therapeutic use in humans or animals. Under the terms of the agreement, the Company may be obligated to make additional payments of up to $60.0 million in future periods, which would become due and payable only upon the achievement of certain development milestones. In addition, the Company may be obligated to pay up to $30.0 million in sales milestones contingent upon the realization of sales revenues and sublicense revenue. As of September 30, 2021, the Company recognized a liability of $2.5 million, which is recorded as accrued expenses and other current liabilities within the consolidated balance sheet for certain development milestones that were deemed probable of achievement.
12. Income Taxes
The Company did not record a federal or state income tax provision or benefit for each of the nine months ended September 30, 2021 and 2020 due to the expected loss before income taxes to be incurred for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
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
•our plans with respect to collaborations and licenses related to the development, manufacture or sale of TYMLOS and our investigational product candidates,
•our goals and expectations with respect to development and commercialization of RAD011, our asset related to formulations of cannabidiol (“CBD”);
•our plans with respect to expanding our product portfolio;
•our plans and expectations with respect to our intellectual property profile;
•our expectations regarding the timing of our regulatory submissions;
•our expectations for our Phase 3 study of the abaloparatide transdermal system (abaloparatide-TD) or our other clinical trials, including projected costs, study designs or the timing for initiation, recruitment, completion, or reporting top-line data;
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
Executive Overview
We are a global biopharmaceutical company focused on addressing unmet medical needs in the areas of bone health, orphan diseases, and oncology.
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of October 1, 2021 TYMLOS was available and covered for approximately 291 million U.S. insured lives, representing approximately 99% of U.S. commercial and 91% of Medicare Part D insured lives.
We are pursuing potential additional indications for TYMLOS. In October 2021, we announced positive top-line results from our Phase 3 clinical trial of TYMLOS for the treatment of osteoporosis in men. We are also developing an abaloparatide transdermal system (“abaloparatide-TD”) for potential use in the treatment of postmenopausal women with osteoporosis. We initiated our Phase 3 wearABLe trial of abaloparatide-TD in August 2019 and completed enrollment in September 2020.
In November 2021, we resubmitted our European Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for abaloparatide-SC.
We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. Based on feedback received from the Type C meeting with the FDA in June 2021, the Company plans to move forward with a pivotal Phase 2/3 study for treatment of hyperphagia-related behavior in patients with Prader-Willi Syndrome.
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
In July 2017, we entered into a license and development agreement with Teijin Pharma Limited (“Teijin”) for abaloparatide-SC in Japan. In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. Pursuant to the agreement with Teijin, we received a regulatory milestone payment in April 2021 and we may receive additional milestone payments upon the achievement of certain sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term.
In October 2021, we announced positive top-line results of our clinical trial evaluating TYMLOS for use in treatment of men with osteoporosis. This study met its primary endpoint of change in lumbar spine bone mineral density (“BMD”) at 12 months compared to placebo, demonstrating statistical significance after 12 months. It also met secondary endpoints of change in lumbar spine BMD at 6 months compared to placebo, change in total hip BMD at 12 months compared to placebo, and change in femoral neck BMD at 12 months compared to placebo. We expect that these results will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to increase bone mass in men with osteoporosis at high risk for fracture.
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
We are conducting our Phase 3 wearABLe study of abaloparatide-TD and expect to report top-line data from the study in the fourth quarter of 2021. The wearABLe study is a single, pivotal, randomized, open label, active-controlled, BMD non-inferiority bridging study with an enrollment of approximately 500 patients with postmenopausal osteoporosis at high risk of fracture, which if successful, will support an NDA submission. The primary endpoint of the study is percentage change in lumbar spine BMD at 12 months. Non-inferiority of abaloparatide-TD to abaloparatide-SC will be concluded if the lower bound of the 2-sided 95% confidence interval for the estimated treatment difference (abaloparatide-TD minus abaloparatide-SC) in the percentage change from baseline in lumbar spine BMD at 12 months is above -2.0%.
RAD011
We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. Prior to the Company’s acquisition of RAD011 in December 2020, it was granted fast track designation by the FDA in 2017 and orphan drug designation in August 2020 for the treatment of hyperphagia behavior and weight loss in patients with Prader-Willi Syndrome (“PWS”). In June 2021, we participated in a Type C meeting with the FDA to discuss initiation of a pivotal Phase 2/3 study for treatment of PWS. Following that meeting, the Company plans to move forward with a pivotal study. This Synthetic Cannabidiol Oral Solution (“SCOUT”) 015 study will be a randomized double-blind placebo-controlled seamless Phase 2/3 trial designed to support a 505(b)(2) NDA submission for RAD011 for the treatment of hyperphagia in patients with Prader-Willi Syndrome. We will move forward with the development of RAD011 as not scheduled under the Controlled Substance Act (“CSA”) based on guidance from the U.S. Drug Enforcement Administration (“DEA”). The guidance states that if a product does not contain any quantity of synthetic tetrahydrocannabinol (“THC”) (or any other controlled substance), it is not controlled under the CSA. RAD011 is not scheduled as it does not contain traceable amounts of THC or any other controlled substance.
Elacestrant (RAD1901)
In October 2021, we and our licensee, Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), together announced positive top-line results from the EMERALD Phase 3 study of our investigational product candidate elacestrant, a selective estrogen receptor degrader (“SERD”). The EMERALD Phase 3 study was designed to evaluate elacestrant as a second or third-line monotherapy versus the standard of care for treatment of patients with estrogen receptor-positive (“ER+”) and human epidermal growth factor receptor 2-negative (“HER2-”) advanced or metastatic breast cancer. The study met both primary endpoints, demonstrating statistically significant progression-free survival in the overall population and in patients with tumors harboring estrogen receptor 1 (“ESR1”) mutations. Based on these results, we expect to proceed with applications for marketing approval in the United States and the European Union in collaboration with Berlin-Chemie.
Berlin-Chemie holds an exclusive, worldwide license to develop and commercialize products containing elacestrant. For a more detailed discussion of the terms of our license agreement with Berlin-Chemie, please see Note 10 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties, with the exception of elacestrant (“RAD1901”). Abaloparatide represents the largest portion of our research and development expenses for our investigational product candidates since our inception. We began tracking program expenses for TYMLOS (abaloparatide-SC) in 2005, and program expenses from inception to September 30, 2021 were approximately $258.4 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to September 30, 2021 were approximately $176.0 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to September 30, 2021 were approximately $129.9 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to September 30, 2021 were approximately $18.0 million. We began tracking program expenses for RAD011 in 2020, and program expenses from inception to September 30, 2021 were approximately $22.8 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation, and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Program-specific costs - external:
Abaloparatide-SC	$8,002	$1,885	$18,727	$6,530
Abaloparatide-TD	11,074	18,709	31,467	53,071
Elacestrant (RAD1901)	191	21,858	1,812	40,117
RAD140	(565)	477	(256)	985
RAD011	3,248	—	7,160	—
Total program-specific costs - external	$21,950	$42,929	$58,910	$100,703

Shared-services costs - external:
R&D support costs	5,194	3,038	13,371	9,947
Other operating costs	92	152	155	543
Total shared-services costs - external	$5,286	$3,190	$13,526	$10,490

Shared-services costs - internal
Personnel-related costs	5,829	6,544	15,716	21,022
Stock-based compensation	1,244	1,753	4,452	5,228
Occupancy costs	392	197	415	745
Depreciation expense	37	220	109	534
Total shared-services costs - internal	$7,502	$8,714	$20,692	$27,529

Total research and development costs	$34,738	$54,833	$93,128	$138,722
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We evaluate our policies and estimates on an ongoing basis, including those related to revenue recognition, accrued clinical expenses, research and development expenses, stock-based compensation, and fair value measures, among others, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2020. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three and nine months ended September 30, 2021. There were no changes to significant accounting policies during the three and nine months ended September 30, 2021, except for the adoption of certain ASUs issued by the FASB, as disclosed above within Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended September 30, 2021 and 2020 (in thousands, except percentages)

	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Revenues:
Product revenue, net	$56,810	$50,412	$6,398	13%
License revenue	—	27,414	(27,414)	—%
Total revenue	56,810	77,826	(21,016)	(27)%
Operating expenses:
Cost of sales - product	4,873	3,839	1,034	27%
Cost of sales - intangible amortization	200	200	—	—
Research and development, net of amounts reimbursable	34,738	39,450	(4,712)	(12)%
Selling, general and administrative	34,256	33,692	564	2%
Income (Loss) from operations	(17,257)	645	(17,902)	2,776%
Other (expense) income:
Other expense, net	90	(87)	177	(203)%
Interest expense	(4,873)	(7,069)	2,196	31%
Interest income	7	222	(215)	(97)%
Net loss	$(22,033)	$(6,289)	$(15,744)	(250)%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the three months ended September 30, 2021, we recorded approximately $56.8 million of net product revenue compared to $50.4 million for the three months ended September 30, 2020. The increase in product revenue was primarily driven by increased unit volumes and an increase in net price in 2021.
License revenue— There was no revenue recognize related to licenses for the three months ended September 30, 2021. For the three months ended September 30, 2020, we recorded $27.4 million of license revenue in connection with the License Agreement entered into with Berlin-Chemie on July 23, 2020.
Cost of sales— Cost of sales was $5.1 million for the three months ended September 30, 2021 and $4.0 million the three months ended September 30, 2020. This increase was primarily driven by an increase in scrap and overhead allocation. Although the potential impact of the COVID-19 pandemic on our cost of sales is unclear, we expect cost of sales to fluctuate in a manner consistent with net sales of TYMLOS during the duration of the COVID-19 pandemic.
Research and development expenses— For the three months ended September 30, 2021, research and development expense was $34.7 million compared to $39.5 million for the three months ended September 30, 2020, a decrease of $4.7 million, or 12%. This decrease was primarily driven by a decrease of $7.6 million in abaloparatide-TD program costs, a decrease of $1.0 million in RAD140 expenses, a $0.7 million decrease in compensation expense, which is comprised of a $2.2 million increase in compensation expense related to headcount and $2.9 million of billed reimbursable expenses, and a $9.9 million decrease in elacestrant program costs, which is comprised of a $6.0 million decrease in gross program expenses as well as a decrease of $3.9 million in billed reimbursable expenses. These decreases were offset by a $6.1 million increase in abaloparatide-SC program costs, a $3.2 million increase in RAD011 program costs, a $4.6 million increase in professional fees and other expenses, and a $0.2 million increase in occupancy and depreciation costs.
Selling, general and administrative expenses— For the three months ended September 30, 2021, selling, general and administrative expenses were $34.3 million compared to $33.7 million for the three months ended September 30, 2020, an increase of $0.6 million, or 2%. This increase was primarily the result of a $4.3 million increase in professional support costs. This increase was offset by a $2.1 million decrease in wages and employee benefit costs due to a decrease in headcount and a $1.9 million decrease in occupancy and depreciation costs and other operating costs.
Other expense, net— For the three months ended September 30, 2021, other expense, net of other income, was $90.0 thousand, as compared to other expense, net of other income of $87.0 thousand during the three months ended September 30, 2020. Other expense, net of other income, of $90.0 thousand for the three months ended September 30, 2021 consisted primarily of other taxes and foreign currency revaluation exchange losses.
Interest income— For the three months ended September 30, 2021, interest income was approximately $7.0 thousand compared to $0.2 million for the three months ended September 30, 2020, a decrease of $0.2 million, or 97%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities used to fund operations.
Interest expense— For the three months ended September 30, 2021, interest expense was approximately $4.9 million compared to $7.1 million for the three months ended September 30, 2020, a decrease of $2.2 million, or 31%. This decrease was driven by the repurchase of $112.2 million aggregate principal amount of Convertible Notes in March 2021 and the adoption of ASU 2020-06 on January 1, 2021. Post adoption, we are no longer amortizing the debt discount related to the Convertible Notes to non-cash interest expense, resulting in a decrease in interest expense.
Nine Months Ended September 30, 2021 and 2020 (in thousands, except percentages)

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
Revenues:
Product revenue, net	$153,867	$148,448	$5,419	4%
License revenue	11,000	27,414	(16,414)	100%
Total revenue	164,867	175,862	(10,995)	(6)%
Operating expenses:
Cost of sales	13,192	11,771	1,421	12%
Cost of sales - intangible amortization	599	599	—	—%
Research and development	93,128	123,340	(30,212)	(24)%
Selling, general and administrative	100,496	108,356	(7,860)	(7)%
Loss from operations	(42,548)	(68,204)	25,656	(38)%
Other (expense) income:
Other expense, net	10	(144)	154	(107)%
Interest expense	(14,084)	(20,747)	6,663	32%
Interest income	70	1,272	(1,202)	(94)%
Gain on extinguishment of debt	1,960	—	1,960	100%
Net loss	$(54,592)	$(87,823)	$33,231	38%

Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the nine months ended September 30, 2021, we recorded approximately $153.9 million of net product revenue compared to $148.4 million for the nine months ended September 30, 2020. The increase in product revenue was primarily driven by increased unit volumes and an increase in net price in 2021.
License revenue— In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. Pursuant to our license and development agreement with Teijin, we recognized $10.0 million during the nine months ended September 30, 2021 in connection with the completion of this regulatory milestone. In addition, we recognized $1.0 million in license revenue in connection with other license agreements. For the three months ended September 30, 2020, we recorded $27.4 million of license revenue in connection with the License Agreement entered into with Berlin-Chemie on July 23, 2020.
Cost of sales— Cost of sales was $13.8 million for the nine months ended September 30, 2021 and $12.4 million the nine months ended September 30, 2020. This increase was primarily driven by an increase in scrap and overhead allocation.

Although the potential impact of the COVID-19 pandemic on our cost of sales is unclear, we expect cost of sales to fluctuate in a manner consistent with net sales of TYMLOS during the duration of the COVID-19 pandemic.
Research and development expenses— For the nine months ended September 30, 2021, research and development expense was $93.1 million compared to $123.3 million for the nine months ended September 30, 2020, a decrease of $30.2 million, or 24%. This decrease was primarily driven by a decrease of $21.6 million in abaloparatide-TD program costs, a $1.2 million decrease in RAD140 program costs, a $12.9 million decrease in compensation expense, which is comprised of a $3.5 million decrease in compensation expense related to headcount and $9.4 million of billed reimbursable expenses, and a $24.3 million decrease in elacestrant program costs, which is comprised of a $0.3 million decrease in gross program expenses offset by $23.8 million of billed reimbursable expenses. These decreases were offset by a $12.2 million increase in abaloparatide-SC program costs, a $10.3 million increase in RAD011 program costs, and a $7.1 million increase in professional fees and other expenses.
Selling, general and administrative expenses— For the nine months ended September 30, 2021, selling, general and administrative expenses were $100.5 million compared to $108.4 million for the nine months ended September 30, 2020, a decrease of $7.9 million, or 7%. This decrease was primarily the result of a $6.3 million decrease in wages and employee benefit costs due to a decrease in headcount, a $1.8 million decrease in stock-based compensation expense and a $1.9 million decrease in other operating costs. These decreases were offset by an increase of $2.3 million in professional support costs.
Other expense, net— For the nine months ended September 30, 2021, other expense, net of other income, was $10.0 thousand, as compared to other expense, net of other income of $144.0 thousand during the nine months ended September 30, 2020. Other expense, net of other income, of for the nine months ended September 30, 2021 consisted primarily of other taxes and foreign currency revaluation exchange losses.
Interest income— For the nine months ended September 30, 2021, interest income was approximately $0.1 million compared to $1.3 million for the nine months ended September 30, 2020, a decrease of $1.2 million, or 94%. This decrease was primarily due to the decrease in the balance of our investments as a result of investment maturities used to fund operations.
Interest expense— For the nine months ended September 30, 2021, interest expense was approximately $14.1 million compared to $20.7 million for the nine months ended September 30, 2020, a decrease of $6.7 million, or 32%. This decrease was driven by the repurchase of $112.2 million aggregate principal amount of Convertible Notes in March 2021 and the adoption of ASU 2020-06 on January 1, 2021. Post adoption, we are no longer amortizing the debt discount related to the Convertible Notes to non-cash interest expense, resulting in a decrease in interest expense.
Gain on extinguishment of debt— For the nine months ended September 30, 2021, we recognized a gain on the extinguishment of debt of $2.0 million related to the repurchase of a portion of our Convertible Notes.
Liquidity and Capital Resources
From inception to September 30, 2021, we have incurred an accumulated deficit of $1,352.4 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash and cash equivalents balance as of September 30, 2021 was $109.6 million. We have historically financed our operations since inception through public offerings of our common stock, issuance of convertible debt, private sales of preferred stock, and borrowings under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have financed a portion of our operations through product revenue.
Based upon our cash and cash equivalents balance as of September 30, 2021 and funds available to us through our credit facilities, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans and our U.S. commercial and other operational activities for at least twelve months from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our product portfolio with our existing cash, cash equivalents, marketable securities, and investments, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
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
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
Net cash (used in) provided by:
Operating activities	$(24,195)	$(46,600)	$22,405	48%
Investing activities	23,240	46,984	(23,744)	(51)%
Financing activities	19,078	11,560	7,518	65%
Net increase in cash, cash equivalents, and restricted cash	$18,123	$11,944	$6,179	52%
Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2021 was $24.2 million, which was primarily the result of a net loss of $54.6 million, partially offset by $16.3 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $14.1 million. The $54.6 million net loss was primarily due to abaloparatide-SC program costs, abaloparatide-TD program costs, elacestrant and RAD011 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $16.3 million net non-cash adjustments to reconcile net loss to net cash used in operations primarily included stock-based compensation expense of $17.2 million, depreciation of $0.8 million and other non-cash adjustments offset by gain on extinguishment of debt of $2.0 million and gain on lease termination of $0.9 million.
Net cash used in operating activities during the nine months ended September 30, 2020 was $46.6 million, which was primarily the result of a net loss of $87.8 million, partially offset by $36.5 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $4.7 million. The $87.8 million net loss was primarily due to abaloparatide-SC program costs, elacestrant and RAD011 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $36.5 million non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $19.8 million, amortization of debt discount of $13.3 million, and depreciation of $1.6 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2021 was $23.2 million, which was the result of sales and maturities of marketable securities.
Net cash provided by investing activities during the nine months ended September 30, 2020 was $47.0 million, which was primarily the result of $86.9 million in sales and maturities of marketable securities, partially offset by $39.9 million in purchases of marketable securities.
Our investing cash flows will be impacted by the timing of our purchases and sales of our marketable securities. Because our marketable securities are primarily short-term in duration, we would not expect our operational results or cash flows to be significantly affected by a change in market interest rates.
Cash Flows from Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2021 was $19.1 million, which consisted of $122.7 million of net proceeds from issuance of term loan, $3.8 million of proceeds received from exercises of stock options, and $1.2 million received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan (“ESPP”). These proceeds were offset by the use of $108.6 million to repurchase convertible notes.
Net cash provided by financing activities during the nine months ended September 30, 2020 was $11.6 million, which consisted of $9.9 million of proceeds received from issuance of the term loan and $1.6 million received upon issuance of common stock under the ESPP.

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
Future minimum payments on our Convertible Notes as of September 30, 2021 are as follows (in thousands):

Years ending December 31,	Future Minimum Payments
2021	$—
2022	5,783
2023	5,783
2024	198,535
Total minimum payments	$210,101
Less: interest	(17,348)
Less: unamortized discount	(2,481)
Less: current portion	—
Convertible notes payable	$190,272
Term Loan and Credit Facility
In March 2021, we entered into the Term Loan, as discussed in more detail in Note 7, “Term Loan and Credit Facility,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Future minimum payments on our Term Loan as of September 30, 2021 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2021	$2,906
2022	11,625
2023	61,302
2024	102,260
Total minimum payments	$178,093
Less: interest	(28,093)
Less: unamortized discount	(1,943)
Less: current portion	—
Long Term Debt	$148,057
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
During the three months ended September 30, 2021, there were no material changes to our contractual obligations described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
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
We are exposed to market risk related to changes in interest rates. As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $110.1 million. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Because our marketable securities are short-term in duration, and have a low risk profile, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments. We carry our investments based on publicly available information. As of September 30, 2021, we did not have any hard-to-value investment securities or securities for which a market is not readily available or active.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 4.   Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three and nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we are party to litigation arising in the ordinary course of our business. As of September 30, 2021, we were not party to any significant litigation.
Item 1A.  Risk Factors.
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC.

The Company reviewed its risk factors as of September 30, 2021 and determined that there were no material changes from the ones set forth in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation	8-K	001-35726	3.1	6/13/2014

3.2	Amended and Restated By-Laws	8-K	001-35726	3.2	9/27/2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)					*

*     Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ G. Kelly Martin
G. Kelly Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021

	By:	/s/ Steven Helwig
Steven Helwig
Principal Financial Officer
(Principal Accounting and Financial Officer)

Date: November 8, 2021