Form 10-K
period 2021-12-31
Radius Health, Inc.
filed 2022-02-24
CIK 1428522

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2021 was $0.9 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
Number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 18, 2022: 47,382,754
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Radius Health, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

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
•our goals and expectations with respect to development and commercialization of RAD011, our cannabidiol oral solution asset (“CBD”);
•our expectations with respect to development and commercialization of elacestrant by Berlin-Chemie;
•our plans with respect to expanding our product portfolio;
•our plans and expectations with respect to our intellectual property profile;
•our expectations regarding the timing of our regulatory submissions;
•our expectations for our clinical trials, including projected costs, study designs or the timing for initiation, recruitment, completion, or reporting top-line data;
•the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;
•the safety profile and related adverse events of TYMLOS and our investigational product candidates;
•our expectations regarding federal, state and foreign regulatory and other legal requirements;
•our expectations as to future financial performance, expense levels, future payment obligations and liquidity sources;
•our ability to attract, motivate, and retain key personnel; and
•other factors discussed elsewhere in this Annual Report on Form 10-K.
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
Overview
We are a global biopharmaceutical company focused on addressing unmet medical needs in the areas of bone health, neuroscience, and oncology.
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of January 1, 2022, TYMLOS was available and covered for approximately 288 million U.S. insured lives, representing approximately 99% of U.S. Commercial and 74% of Medicare Part D insured lives.
During 2021, we completed three potentially pivotal Phase 3 clinical trials and announced their results, as follows:
•In October 2021, we announced positive topline results from our Phase 3 clinical trial evaluating abaloparatide for subcutaneous injection (“abaloparatide-SC”) for use in males with osteoporosis (the “ATOM Trial”). The ATOM Trial met its primary and secondary endpoints and demonstrated a safety profile consistent with previous trials.
•In October 2021, together with our licensee, Berlin-Chemie AG (“Berlin-Chemie”), a company of the Menarini Group, we announced positive topline results from our Phase 3 clinical trial of elacestrant, a selective estrogen receptor degrader (SERD) we investigated as a monotherapy versus the standard of care for treatment of ER+/HER2- advanced or metastatic breast cancer (the “EMERALD Trial”). The EMERALD Trial met both primary endpoints and demonstrated a safety profile consistent with previous trials. We presented data from the EMERALD Trial at the San Antonio Breast Cancer Symposium in December 2021.
•In December 2021, we announced the results of our Phase 3 clinical trial of the abaloparatide transdermal system (“abaloparatide-TD”), a different formulation of abaloparatide delivered using Kindeva Drug Delivery’s (“Kindeva”) patented microstructured transdermal system technology (the “wearABLe Trial”). The wearABLe Trial did not meet its primary or secondary endpoints.
We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. Based on feedback received from a Type C meeting with the FDA in June 2021, we are moving forward with a potentially pivotal Phase 2/3 study for treatment of hyperphagia-related behavior in patients with Prader-Willi Syndrome (“PWS”) in the first half of 2022.
We out licensed our oncology assets in 2020. In July 2020, we entered into a license agreement with Berlin-Chemie under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant worldwide.
In September 2020 we sold RAD140, our internally discovered non-steroidal selective androgen receptor modulator (“SARM”) to Ellipses Pharma. Ellipses Pharma will be responsible for the clinical development and commercialization of the asset and is obligated to pay us royalties.
Our Marketed Product and Investigational Product Candidates
The success of our business is primarily dependent upon our ability to maximize the commercialization of TYMLOS and abaloparatide-SC, develop and commercialize our current and future product candidates, and benefit from Berlin-Chemie’s potential commercialization of elacestrant. With respect to abaloparatide-SC, we hold worldwide commercialization rights, except in Japan and Canada, where we have entered into exclusive license, supply and development relationships with our partners. With respect to elacestrant, Berlin-Chemie holds worldwide commercialization rights.
Our Strategy
To achieve our corporate and strategic goals, we plan to:
•Expand use of TYMLOS and abaloparatide-SC. We remain focused on growing our U.S.-based sales through a refined focus on patients with a high risk of fracture. In December 2021, we announced the removal of the boxed warning regarding the risk of osteosarcoma from the TYMLOS label. We intend to continue to expand our global abaloparatide footprint, including through our collaboration with Teijin Limited (“Teijin”) in Japan.

•Expand abaloparatide's market potential through continued research, development and regulatory initiatives. We announced top-line data from the ATOM Trial in October 2021 and expect to file a supplemental New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) ”) for abaloparatide for use in males with osteoporosis during the first quarter of 2022. We may continue to pursue additional formulations of and indications for abaloparatide, as well as any and all improvements to the TYMLOS product that we may identify in the future.
•Develop RAD011 in our initial target indication, Prader-Willi Syndrome, as well as other indications we may identify in the future. Based on feedback from a Type C meeting with the FDA in June 2021, we intend to initiate a potentially pivotal study of RAD011 in the first half of 2022. This Synthetic Cannabidiol Oral Solution 015 study will be a randomized double-blind placebo-controlled seamless Phase 2/3 trial (the “SCOUT-015 Trial”) designed to support a (505(b)(2) NDA submission to the FDA for RAD011 for the treatment of hyperphagia in patients with PWS. Our efforts to identify additional indications for RAD011 are ongoing, and we expect to identify additional indications in 2022.
•Continue to expand our product portfolio.  We may consider opportunistically expanding our product portfolio within these areas through in-licensing, acquisitions or partnerships.
Abaloparatide
We have developed or targeted two formulations of abaloparatide: abaloparatide-SC and abaloparatide-TD.
Abaloparatide-SC
In April 2017, the FDA approved TYMLOS for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. The first commercial sales of TYMLOS in the United States occurred in May 2017 and as of January 1, 2022, TYMLOS was available and covered for approximately 288 million U.S. insured lives, representing approximately 99% of U.S. Commercial and 74% of Medicare Part D insured lives.
We are commercializing TYMLOS in the United States through our internal commercial organization. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan and Canada, where we are entitled to receive milestones and royalties based on the development and commercialization of abaloparatide-SC under our license and development agreements.
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. In May 2020, we announced that Teijin submitted an NDA for abaloparatide-SC in Japan for the treatment of osteoporosis in patients who are at high risk for fracture and in March 2021, we announced the approval in Japan of Ostabalo® abaloparatide acetate for the treatment of osteoporosis and promotion of bone formation in both female and male patients with high risk of fracture in Japan. Pursuant to the agreement, we have received an upfront payment and a regulatory milestone upon the approval of Ostabalo. We may receive additional milestone payments upon the achievement of certain sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In February 2020, we elected not to exercise our option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan.
In October 2021, we announced positive top-line results of our ATOM Trial. This study met its primary endpoint of change in lumbar spine bone mineral density (“BMD”) at 12 months compared to placebo, demonstrating statistical significance after 12 months. It also met secondary endpoints of change in lumbar spine BMD at 6 months compared to placebo, change in total hip BMD at 12 months compared to placebo, and change in femoral neck BMD at 12 months compared to placebo. We expect that these results will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to increase bone mass in men with osteoporosis at high risk for fracture. The ATOM Trial was a randomized, double-blind, placebo-controlled trial that has enrolled 228 men with osteoporosis. The primary endpoint is change in lumbar spine BMD at 12 months compared with placebo. In previous clinical trials, TYMLOS has demonstrated increases in BMD in postmenopausal women. The ATOM Trial includes specialized high-resolution imaging to examine the effect of abaloparatide on bone structure, such as the hip, in a subset of the study participants.
Abaloparatide-TD
In December 2021, we announced Phase 3 top-line results from the wearABLe Trial, which evaluated the non-inferiority of abaloparatide-TD as compared to TYMLOS. The trial did not meet its primary endpoint, as patients treated with abaloparatide-TD demonstrated an increase of 7.1% in lumbar spine BMD versus an increase of 10.9% for those treated with TYMLOS. The wearABLe Trial similarly did not meet its secondary endpoint. The wearABLe study was a single, pivotal, randomized, open label, active-controlled, BMD non-inferiority bridging study with an enrollment of approximately 500 patients with postmenopausal osteoporosis at high risk of fracture.
We, along with our partner, Kindeva, continue to evaluate all strategic options for the abaloparatide-TD program.

RAD011
We are also developing RAD011 with PWS as our initial target indication. We acquired RAD011 from Fresh Cut Development, LLC and Benuvia Therapeutics Inc. in December 2020. Prior to the Company’s acquisition of RAD011 in December 2020, it was granted fast track designation by the FDA in 2017 and orphan drug designation in August 2020 for the treatment of hyperphagia behavior and weight loss in patients with PWS. In June 2021, we participated in a Type C meeting with the FDA and, based on feedback from that meeting, intend to initiate the SCOUT Trial in the first half of 2022. The SCOUT-015 Trial will be a randomized double-blind placebo-controlled seamless Phase 2/3 trial designed to support a 505(b)(2) NDA submission for RAD011 for the treatment of hyperphagia in patients with PWS.
Our Oncology Portfolio
Given our focus on growing our TYMLOS and abaloparatide-SC business, developing RAD011 and expanding our product portfolio, we evaluated all strategic options for our oncology assets in 2020. In July 2020, we entered into a license agreement with Berlin-Chemie for the exclusive license of elacestrant.
In October 2021, we and Berlin-Chemie AG together announced positive top-line results from the EMERALD Trial of elacestrant. The EMERALD Trial was designed to evaluate elacestrant as a second or third-line monotherapy versus the standard of care for treatment of patients with estrogen receptor-positive (“ER+”) and human epidermal growth factor receptor 2-negative (“HER2-”) advanced or metastatic breast cancer. The study met both primary endpoints, demonstrating statistically significant progression-free survival in the overall population and in patients with tumors harboring estrogen receptor 1 (“ESR1”) mutations. Based on these results, we expect to proceed with applications for marketing approval in the United States and the European Union in collaboration with Berlin-Chemie.
In 2020, we also sold RAD140, our internally discovered SARM, to Ellipses Pharma.
Manufacturing
We do not own or operate manufacturing facilities for the production of TYMLOS or any of our investigational product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future.
Abaloparatide, the active pharmaceutical ingredient (“API”) for both TYMLOS and abaloparatide-TD, is manufactured for us on a contract basis by Polypeptide Laboratories Holding (PPL) AB (“PPL”) using a solid phase peptide synthesis assembly process, and purification by high pressure liquid chromatography. Abaloparatide for TYMLOS is supplied as a liquid in a multi-dose cartridge for use in a pen delivery device. The components of the TYMLOS pen delivery device are manufactured by Ypsomed AG (“Ypsomed”). The multi-dose cartridges and pen delivery device are filled, assembled and packaged by Vetter International GmbH (“Vetter”).
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

Abaloparatide
We acquired and maintain exclusive worldwide rights, excluding development and commercialization rights for Japan and Canada, to certain patents, data and technical information related to abaloparatide through a license agreement with an affiliate of Ipsen Pharma SAS ("Ipsen"). Patents covering the composition of matter of abaloparatide (e.g., U.S. Patent No. 5,969,095), expired in 2016. The subcutaneous formulation of abaloparatide for use in treating osteoporosis is covered by Orange Book-listed U.S. Patent No. 7,803,770, which expires on April 28, 2031. The therapeutic formulation for abaloparatide-SC is covered by Orange Book-listed U.S. Patent No. 8,148,333 until November 8, 2027 and Orange Book-listed U.S. Patent No. 8,748,382 until October 3, 2027. Related patents granted in Australia, Brazil, China, Europe, Hong Kong, Israel, Japan, South Korea, Mexico, Norway, New Zealand, and Singapore and additional patent applications pending in Brazil and Canada, will have a patent expiration date of 2027, not taking into account extension under any applicable laws. Patent applications covering various aspects of abaloparatide for microneedle application have been granted in the United States and additional patent applications are currently pending in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, Mexico, New Zealand, and Singapore. These patents and applications are co-owed with, and licensed from, Kindeva. The issued patents and any patents that might issue from the pending applications will have a statutory expiration dates of 2036, not taking into account extension under any applicable laws. Finally, the therapeutic formulation for abaloparatide-SC also is covered by Orange Book-listed U.S. Patent No. 10,996,208 (the “‘208 patent”) which expires on April 30, 2038. The 208 patent is exclusively owned by Radius and does not have any foreign counterparts.
We own federal trademark registrations in the United States for RADIUS® and TYMLOS® for pharmaceuticals for use in the treatment of bone diseases. In addition, we own registrations for TYMLOS in Canada, the European Union, the United Kingdom, and Mexico; Radius in Mexico, Japan, the United Kingdom, Bermuda, and the European Union; and trademark applications for these and other potential brand names for our product candidates in the U.S. and in other countries.
Elacestrant (RAD1901)
In July 2020, we entered into a license agreement with Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant worldwide.
We exclusively licensed the worldwide rights to elacestrant from Eisai. U.S. Patent No. 7,612,114 (statutory term expires December 25, 2023 which may be extended up to August 18, 2026 with 967 days of patent term adjustment not taking into account any Hatch-Waxman patent term extensions) covers elacestrant as a composition of matter as well as the use of elacestrant for treatment of estrogen-dependent breast cancer. Corresponding patents issued in Australia, Canada, Japan, Poland, India, and Europe have a statutory expiration date in 2023, not taking into account extension under any applicable laws. We exclusively licensed US 9,421,264 (statutory term expires October 10, 2034) covering the treatment of ER+, SERM-resistant (such as tamoxifen and fulvestrant) breast cancer brain metastasis with elacestrant and related applications covering, more broadly, the use of elacestrant for the treatment of ER+ cancers, such as SERM-resistant ER+ breast cancer, now issued as U.S. Patent Nos. 10,420,734 and 10,071,066 (statutory term expires October 10, 2034). Patents that may issue from corresponding applications pending in Europe and Canada will have a statutory expiration date in 2035 if granted. Polymorphic forms of elacestrant are covered in U.S. Patent No. 10,385,008, U.S. Patent No. 10,745,343, and U.S. Patent No. 11,148,996 (statutory terms expire January 5, 2038, not taking into account any patent term extensions) and a companion PCT application US2018/012714 has a projected expiration date in 2038 in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea and Mexico, not taking into account any extension under any applicable laws. Elacestrant combination therapies with a CDK4/6 inhibitor (e.g., palbociclib) or an mTOR inhibitor (e.g., everolimus) for treatment of cancers that are drug-resistant and/or expressing mutant ER+ would be covered by patents that may issue from applications pending in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and Singapore (statutory expiration date in 2036, not taking into account any extension under any applicable laws). Elacestrant combination therapy with abemaciclib for treatment of breast cancer would be covered by patents that may issue from applications pending in the U.S., the United Arab Emirates, Australia, Azerbaijan, Brazil, Canada, China, Algeria, Eurasia, Egypt, Europe, Guatemala, Hong Kong, Israel, India, Indonesia, Iran, Jordan, Japan, South Korea, Kazakhstan, Morocco, Moldova, Mexico, Malaysia, New Zealand, Panama, Philippines, Russia, Saudi Arabia, Singapore, Thailand, Tunisia, Ukraine, Venezuela, and South Africa.
RAD011
In December 2020, we entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of cannabidiol (“CBD”) related to the oral administration of a liquid formulation of CBD for therapeutic use in humans or animals (“RAD011”).

We acquired and maintain exclusive worldwide rights to certain patents and pending patent applications related to oral RAD011. Patents covering a therapeutic formulation of RAD011 are granted in Australia, New Zealand and Japan, and additional patent applications pending in the United States, Europe, Canada, the People’s Republic of China, Israel, Mexico, and South Africa will have patent expiration dates of 2035-2036, not taking into account extension under any applicable laws. Patent applications covering related CBD formulations have been granted in the United States (e.g., U.S. Patent No. 11,224,660), Australia and Japan and are currently pending in Canada, the People’s Republic of China, Europe, Israel, Mexico, New Zealand and South Africa. The issued patents and pending applications that may issue from the pending applications will have statutory expiration dates of 2035, not taking into account extension under any applicable law.
We also acquired worldwide rights to certain patent applications directed to methods of synthesizing CBD, nanocrystal compositions of CBD and self-emulsifying compositions of CBD. These applications are currently pending in the United States, Canada and Europe. These applications are licensed from Fresh Cut Development, LLC and Benuvia Therapeutics Inc. Any patents that might issue from these applications will have statutory expiration dates extending to 2040, not taking into account extension under any applicable laws.
Competition
The development and commercialization of new products to treat the targeted indications of our marketed and investigational product candidates faces competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies that currently market and/or are seeking to develop products for similar indications. Many of our competitors have comparable resources to us, including financial, manufacturing, marketing, research and drug development resources. In addition, some of these companies have longer operating histories and more experience than us in preclinical and clinical development, manufacturing, regulatory and global commercialization, while others have less experience.
Abaloparatide
Osteoporosis drugs currently available in the United States include anti-resorptive agents, anabolic agents, and an agent that has both anabolic and anti-resorptive characteristics. Anti-resorptive agents including bisphosphonates, estrogen, SERMs and Amgen's Prolia are the most common treatments for osteoporosis. Teriparatide, marketed by Lilly under the name Forteo/Forsteo (outside the U.S.), is one of two other anabolic drug targeting the PTH receptor approved in the United States for the treatment of osteoporosis. In 2020, Pfenex, Inc., which was acquired by Ligand Inc., along with its commercialization partner Alvogen began marketing another teriparatide injection drug, Bonsity. We are aware of companies pursuing development in the United States of teriparatide through various regulatory pathways, including Teva Pharmaceutical Industries, Ltd., under regulatory review and APOTEX, under regulatory review. We believe other companies may be in earlier stages of development of a generic version of teriparatide. Romosozumab, an anti-sclerostin monoclonal antibody for the treatment of osteoporosis, marketed by Amgen and UCB under the name Evenity, received marketing approval in Japan in January 2019, the United States in April 2019, and the European Union in December 2019. In addition, we may also face competition from companies that seek to market generic versions of TYMLOS through an abbreviated new drug (“ANDA”) application.
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
Collaborations and License Agreements

Kindeva
The Company is a party to a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with Kindeva Drug Delivery (“Kindeva”), as successor to 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which Kindeva has agreed to exclusively manufacture Phase 3 and global commercial supplies of an abaloparatide-coated transdermal system (“abaloparatide-TD”). Under the Supply Agreement, Kindeva will manufacture abaloparatide-TD for the Company according to agreed-upon specifications in sufficient quantities to meet the Company’s projected supply requirements. If abaloparatide-TD is commercialized, Kindeva would manufacture commercial supplies of abaloparatide-TD at unit prices that decrease with an increase in the quantity the Company orders. The Company would pay Kindeva a mid-to-low single-digit royalty on worldwide net sales of abaloparatide-TD and reimburse Kindeva for certain capital expenditures incurred to establish a commercial supply of abaloparatide-TD. The Company is responsible for providing, at its expense, supplies of abaloparatide drug substance to be used in manufacturing abaloparatide-TD. During the term of the Supply Agreement, Kindeva and the Company have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology.
The initial term of the Supply Agreement began on its effective date, February 27, 2018, and will continue for five years after the first commercial sale of abaloparatide-TD. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. The Company may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting abaloparatide-TD, if it is unable to obtain U.S. regulatory approval for abaloparatide-TD within a certain time period, or if it ceases development or commercialization of abaloparatide-TD. Kindeva may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to abaloparatide-TD, if the Company is unable to obtain U.S. regulatory approval for abaloparatide-TD within a certain time period, or if the Company fails to order abaloparatide-TD for a certain period of time after commercial launch of abaloparatide-TD in the U.S. Upon certain events of termination, Kindeva is required to transfer the manufacturing processes for abaloparatide-TD to the Company or a mutually agreeable third party and continue supplying abaloparatide-TD for a period of time pursuant to the Company’s projected supply requirements.
In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-TD. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the first quarter of 2022. In addition, there are cancellable purchase commitments in place to fund the facility build out and future purchases of capital equipment. The Company has paid 3M and Kindeva approximately $63.0 million, in the aggregate, through December 31, 2021 with respect to performance under the Supply Agreement, including the purchase of capital equipment. In addition, there are cancellable purchase commitments in place to fund certain facility build out and future purchases of capital equipment. In addition, there are cancellable purchase commitments in place to fund certain facility build out and future purchases of capital equipment.
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
In consideration for these rights, to date, the Company has made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through December 31, 2021. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $29.5 million). In connection with the FDA’s approval of TYMLOS in April 2017, the Company paid Ipsen a milestone of €8.0 million (approximately $8.7 million on the date paid) under the License Agreement, which the Company recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The License Agreement also provides that the Company is obligated to pay to Ipsen a fixed five percent royalty based on net sales of the products containing abaloparatide by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was $10.9 million, $10.4 million and $8.7 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively, and is included within cost of sales within the consolidated statement of operations and comprehensive loss. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, after patent term extension, is expected to be April 28, 2031.
If the Company sublicenses abaloparatide to a third party, then the agreement provides that the Company would pay Ipsen a percentage of certain payments received from such sublicensee (in lieu of milestone payments not achieved at the time of such sublicense). The applicable percentage is in the low double-digit range. In addition, if the Company or its sublicensees commercialize a product that includes a compound discovered by it based on or derived from confidential Ipsen know-how, then the License Agreement provides that the Company would pay to Ipsen a fixed low single-digit royalty on net sales of such product on a country-by-country basis until the later of the last to expire of the licensed patents that cover such product or for a period of 10 years after the first commercial sale of such product in such country.
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
Pursuant to a final decision in arbitration proceedings with Ipsen in connection with the License Agreement, the Company paid Ipsen $10.0 million (and pre-award interest of $0.8 million). Under the final decision, we are obligated to pay Ipsen a fixed mid-single-digit royalty based on net sales of abaloparatide in Japan. In March 2021, Teijin received approval for Ostabalo® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk fracture. As a result, the Company recognized a liability of $5.0 million which was recorded as accrued expenses and other current liabilities within the condensed consolidated balance sheet as of March 31, 2021.
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
Pursuant to the Teijin Agreement, the Company granted Teijin: (i) an exclusive payment-bearing license under certain of the Company’s intellectual property to develop and commercialize abaloparatide-SC in Japan, (ii) a non-exclusive payment-bearing license under certain of the Company’s intellectual property to manufacture abaloparatide-SC for commercial supply in Japan, (iii) a right of reference to certain of the Company’s regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC in Japan, (iv) a manufacture transfer package, upon Teijin’s request, consisting of information and the Company’s know-how that is necessary for the manufacture of active pharmaceutical ingredient and abaloparatide-SC, (v) a right to request that the Company manufacture (or arrange for a third party to manufacture) and supply (or arrange for a third party to supply) the active pharmaceutical ingredient for the clinical supply of abaloparatide-SC in sufficient quantities to enable Teijin to conduct its clinical trials in Japan, and (vi) a right to request that the Company arrange for Teijin to directly enter into commercial supply agreements with the Company’s existing contract manufacturers on the same pricing terms and on substantially similar commercial terms to those set forth in the Company’s existing agreements with such contract manufacturers. In consideration for these rights, the Company received an upfront payment of $10.0 million, and has received and may receive further payments upon the achievement of certain regulatory and sales milestones, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, as defined below. In addition, the Company has an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC in Japan upon commercialization. In March 2021, Teijin received approval for Ostabalo® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk fracture. Upon achievement of this regulatory milestone, the Company received a payment of $10.0 million from Teijin.
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
Supply and Manufacturing Agreements
In June 2016, we entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide, the API for TYMLOS. We agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, we made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renewed for a two-year term. Following its current term, the agreement automatically renews for additional two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. During the two-year term beginning May 2020, we are required to purchase a minimum number of batches CHF 1.9 million ($2.0 million).

In June 2016, we entered into a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product, to fill cartridges with the drug product, to assemble the pen delivery device, and to package and label the pen for commercial distribution. We agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company has agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The term of the agreement automatically renewed on January 1, 2021 for an additional two-year term and will automatically renew for additional two-year terms thereafter unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
In July 2016, we entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually, equal to €2.9 million ($3.2 million) per year and $17.2 million in total through the year ended December 31, 2022. The agreement has an initial term of a six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
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
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMPs regulations;
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
The Hatch-Waxman Act provides five years of data exclusivity for new chemical entities (“NCE”) referred to as NCE exclusivity, which generally (except as discussed below) prevents the FDA from accepting ANDAs containing the protected active ingredient or active moiety for five years after initial approval of the NCE. A drug is a NCE if the FDA has not previously approved an NDA for another drug that contains the same active moiety, which FDA defines to mean the molecule or ion (excluding certain specified appended portions) responsible for the physiological or pharmacological action of the drug substance. TYMLOS qualified as an NCE, thus received five years of NCE exclusivity following the FDA’s approval in April

2017. Under FDA’s “umbrella policy,” NCE exclusivity protects all drug products that contain the qualifying NCE, so if, for example, abaloparatide-TD is approved prior to the expiration to the NCE exclusivity granted to TYMLOS, we would expect abaloparatide-TD to be protected by any remaining NCE exclusivity period.
Additionally, the Hatch-Waxman Act requires NDA applicants and NDA holders to submit certain information about patents related to their drugs for listing in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book).
European Union—Product Approval Process
In the European Union (“EU”), medicinal products are subject to a variety of EU and EU Member States regulations governing clinical trials, commercial sales, and distribution. Pharmaceutical companies are required to obtain marketing authorization in the EU before they can market their medicinal products. The EU has adopted Regulation (EU) No 536/2014, which replaced the prior Directive 2001/20/EC and introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and increased obligations on sponsors to publish clinical trial results. The Clinical Trials Regulation came into effect in each EU Member State on January 31, 2022.
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
Future legislation, including proposals being considered at the federal and state level in the United States and at the national level in EU Member States, or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize products depends in part on the extent to which coverage and reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved healthcare products by third-party payors. In addition, negotiating prices with government authorities under current and proposed legislation can delay the commercialization of our product candidates.
Sales and Marketing
The FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. If a product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with advertising and promotion requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as ‘‘off-label use’’), monitoring and record-keeping activities, reporting of adverse events, product sampling and distribution restrictions, and limitations on industry sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Promotional materials for approved drugs must be submitted to the FDA in conjunction with their first use or first publication. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or an NDA supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.
Within the United States, we are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid). Federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the federal civil False Claims Act (“FCA”). Violations of these laws can result in imprisonment, criminal fines, penalties or exclusion from participation in government health care programs. Given the broad scope of these laws, our activities could be subject to scrutiny under the laws. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.
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
Human Capital
At Radius, attracting and developing high-performing team members is key to our success. As of December 31, 2021, we employed 293 full-time employees. Of the total 293 employees, 103 were engaged in research and development activities, 64 were engaged in support administration, including business development and finance, and 126 were part of our commercial organization. We use and intend to continue using clinical research organizations and other third parties to perform our clinical studies and manufacturing.
We also seek to build a diverse and inclusive workplace. Our employee base was comprised of 57% females and 43% males, and was comprised of the following ethnicities as of December 31, 2021: 73% White, 11% Asian, 5% Hispanic, 6% Black, 2% two or more races, and 0.7% additional groups (including American Indian or Alaska Native). We will continue to support the diversification of our workforce through recruiting, retention, employee development and inclusion efforts.
We believe our compensation package is competitive and designed to attract, retain, and motivate talented and high-performing team members who have relevant, critical skills and experience which are important to the achievement of our business objectives. Our employees’ total compensation package includes market-competitive salary, bonuses or sales commissions, and equity. We also offer a wide range of benefits across areas such as health, family, and finance, which include but are not limited to healthcare, financial wellness and retirement planning programs, employee assistance programs, generous paid time off, and fitness benefits.
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
Legal Proceedings
From time to time, we are party to litigation arising in the ordinary course of our business. As of February 1, 2022, we were not party to any significant litigation.
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
•Our financial results may fluctuate from quarter to quarter, which makes our results difficult to predict and could cause our results to fall short of expectations.
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
•Pre-clinical studies and clinical trials are very expensive, time-consuming and difficult to design and implement.
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
•If our efforts to protect our intellectual property related to TYMLOS/abaloparatide-SC, and/or our other current or future product candidates fail to adequately protect these assets or if we are unable to secure all necessary intellectual property, we may lose the ability to license or successfully commercialize one or more of these products or product candidates.
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
Risks Related to Employee Matters and Managing Our Workforce
•If we are unable to successfully maintain and further develop internal commercialization capabilities, sales of TYMLOS or other products may be negatively impacted.
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
We are not currently profitable and may never become profitable. We had net losses of $70.2 million, $109.2 million, and $133.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $1.4 billion. Even if we succeed in our efforts in continuing to commercialize TYMLOS and our collaboration partners succeed in their efforts to commercialize abaloparatide-SC outside the U.S., we may incur losses and never achieve or maintain profitability. We also may incur additional operating and capital expenses as we:
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
Based upon our cash and cash equivalents balance as of December 31, 2021 and funds available to us through our credit facilities, we believe that, prior to the consideration of proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for at least twelve months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could use up our available capital resources sooner than we currently expect. If we fail to obtain additional capital, should we need it, we may be forced to reduce or forego sales and marketing efforts for TYMLOS or may be unable to complete our planned preclinical and clinical trials and obtain approval of our product candidates from the FDA and foreign regulatory authorities. In addition, we could be forced to discontinue product development or forego attractive business opportunities or discontinue our operations entirely. Any additional sources of financing may not be available or may not be available on favorable terms and will likely involve the issuance of additional equity securities, which will have a dilutive effect on stockholders. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical studies.
Our existing and any future indebtedness could adversely affect our ability to operate our business.
As of December 31, 2021, we had $150 million of outstanding long-term debt under the Amended and Restated Credit and Security Agreement (“Term Credit Agreement”) and none outstanding debt under the Amended and Restated Credit and Security Agreement (Revolving Loan) (the “Revolving Credit Agreement,” together with the Term Credit Agreement, the “Credit Agreements”), each by and between Radius Pharmaceuticals, Inc. and Radius Health Ventures, Inc. (collectively with the Company, the “Borrowers”) and MidCap Financial Trust (“MidCap”), as lender. We could incur additional indebtedness in the future. Our payment obligations under the Credit Agreements reduce cash available to fund working capital, capital expenditures, research and development and general corporate needs. In addition, indebtedness under the Credit Agreements bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates increase substantially, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs.
Our obligations under the Credit Agreement are secured by substantially all of the assets of the Borrowers and their wholly-owned subsidiaries. The security interest granted over these assets could limit our ability to obtain additional debt financing. In addition, the Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of our businesses. In addition, we are required to maintain an amount of unrestricted cash of at least $50.0 million and to achieve net revenue for each preceding twelve month period of at least certain specified amounts. Failure to comply with the covenants in the Credit Agreements, including the minimum cash and minimum net revenue covenants, could result in the acceleration of our obligations under the Credit Agreements, and, if such acceleration were to occur, it would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.
The obligations under the Credit Agreements are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to regulatory actions relating to abaloparatide and a material adverse change in our business, operations or other financial condition. If an event of default occurs, MidCap may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable.

In addition, as of December 31, 2021, we had outstanding $192.8 million principal amount of our 3% Convertible Senior Notes due September 1, 2024 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of us and upon conversion the notes are convertible into cash, shares of our common stock or a combination of cash and shares, at the our election.
While the indenture governing our Convertible Notes does not include covenants restricting the operation of our business, except in certain limited circumstances, in the event of a default under any of the Convertible Senior Notes, the applicable noteholders or the trustee under the indenture governing the applicable Convertible Senior Notes may accelerate our payment obligations under such Convertible Senior Notes, which could have a material adverse effect on our business, financial condition and results of operations. The indenture governing our Convertible Notes also includes cross-default features providing that certain failures to pay for outstanding indebtedness would result in a default under the indenture governing our Convertible Notes. We are also required to offer to repurchase the Convertible Notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of our company (other than an acquisition in which at least 90% of the consideration is common stock listed on The Nasdaq Global or Global Select Market or The New York Stock Exchange), subject to the terms of the indenture governing the Convertible Notes.
Our outstanding indebtedness and any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.
If we do not generate sufficient cash flows from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal when due on our outstanding indebtedness or, in the case of our Convertible Notes, in connection with a transaction involving us that constitutes a fundamental change under the indenture governing the Convertible Notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity dates thereof, sell assets, reduce or delay currently planned activities or curtail operations, seek to raise additional capital or take other actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. This, together with any of the factors described above, could materially and adversely affect our business, financial condition and results of operations.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
If we are unable to generate substantial product revenues, we may need to finance our cash needs through a combination of collaborations, strategic alliances, licensing arrangements, other marketing and distribution arrangements, equity offerings, royalty-based financing arrangements and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available and to the extent permitted under the Credit Agreement, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties or royalty-based financing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or we may need to grant licenses on terms that may not be favorable to us. We have and may in the future engage in collaborations, sponsored research agreements, and other arrangements with academic researchers and institutions that have received and may receive funding from U.S. government agencies. As a result of these arrangements, the U.S. government or certain third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements as required by law or by such agreements. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our commercialization or product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
A portion of our commercial activities, including a significant portion of contract manufacturing processes in support of TYMLOS is conducted outside of the United States and a large portion of the costs incurred with these activities are denominated in the local currency of the country in which the activity is being conducted. As such, these costs could be subject to fluctuations in foreign exchange rates. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between foreign currencies and the U.S. dollar. A decline in the value of the U.S. dollar against currencies in geographies in which we conduct clinical trials or contract manufacturing activities could have a negative impact on our research and development costs, our future inventory valuations, or our future cost of sales. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our business and our results of operations. For further discussion of our foreign currency risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.
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
We are also subject to a variety of other types of potential claims, proceedings, investigations and litigation which may be initiated by government agencies or third parties. These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our product candidates, or other similar matters. In addition, government investigations related to the use of products, but not the efficacy themselves, may cause reputational harm to us. Negative publicity-whether accurate or inaccurate-about the efficacy, safety or side effects of our product candidates or product categories, whether involving us or a competitor, could materially reduce market acceptance for our product candidates, cause consumers to seek alternatives to our product candidates, result in product withdrawals, regulatory inquires or actions and cause our stock price to decline. Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise injure our business.
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
•the ability of our third-party manufacturer(s) to manufacture commercial supplies of TYMLOS at acceptable costs, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are, to the extent required, compliant with GMP regulations;

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
•the results of our clinical studies may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory activities for marketing approval;
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
•we may experience delays in testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•we may experience delays in having patients complete participation in a study or return for post-treatment follow-up;
•we may experience delays or difficulties in initiating clinical study sites;
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

Our collaboration agreements, including with Teijin, or any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
The continued development and commercialization of our product candidates will require substantial cash to fund expenses. For some of our product candidates, we have and may again decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, in July 2017, the Company entered into Teijin Agreement with Teijin for abaloparatide-SC in Japan. We will face significant competition in seeking appropriate collaborators and/or partners. Moreover, licensing arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement such arrangements should we so choose to enter into such arrangements.
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
Our current and any future collaborations or other arrangement may not be successful. The success of our collaboration or other arrangements will depend heavily on the efforts and activities of our future collaborators and/or partners. Collaborators and/or partners generally have significant discretion in determining the efforts and resources that they will apply to these collaborations or other arrangements. If a collaborator or partner fails to provide sufficient effort and resources to a development program, we may not realize the full potential or intended benefit of the collaboration or arrangement, and the development program may be delayed or curtailed.
Pre-clinical studies and clinical trials are very expensive, time-consuming and difficult to design and implement.
Pre-clinical studies and human clinical trials are very time consuming, expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Furthermore, failure can occur at any stage of the trials. Events that may prevent successful completion of pre-clinical studies and clinical trials include:
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
In 2020, we entered into an exclusive license agreement with Berlin-Chemie AG – Menarini Group (“Berlin-Chemie”) for elacestrant. We also sold RAD140 to Ellipses Pharma (“Ellipses”). While both the Berlin-Chemie and Ellipses transactions provided for certain upfront payments, much of the consideration payable to us is in the form of development and sales milestones and royalties. There can be no assurances that we, Berlin-Chemie or Ellipses will be able to meet the conditions necessary for such milestones or royalties to be paid. Further, under our license agreement with Berlin-Chemie we retained certain ongoing obligations with respect to elacestrant, which may be time-consuming, distracting to management and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition, and results of operations could be adversely affected.
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
Even if our clinical trials are completed as planned, we cannot be certain that the results will support regulatory approval of our product candidates. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for proposed uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDAs to the FDA or equivalent applications to foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate product revenues. Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a modified REMS. In addition, our clinical trials to date have generally involved small patient populations. Because of the small sample sizes, the results of these clinical trials may not be indicative of future results.
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
Undesirable side effects caused by our product candidates could cause us, regulatory authorities, and/or ethics committees to interrupt, delay or halt clinical trials and could result in a more restrictive label or cause the delay or denial of regulatory approval by the FDA or other comparable foreign authorities and potential product liability claims. If our product candidates result in undesirable side effects or have characteristics that are unexpected, we may need to abandon their development. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Additionally, if we or others later identify undesirable side effects caused by TYMLOS, abaloparatide-SC or any product candidate that may receive marketing approval, a number of potentially significant negative consequences could result, including:
•our clinical trials may be put on hold;
•regulatory authorities may withdraw or limit approvals of such product;
•regulatory authorities may require additional warnings on the label;
•regulatory authorities may require us to adopt REMS, which could include a medication guide outlining the risks of such side effects for distribution to patients, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools;
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
TYMLOS and any product candidate for which we have or obtain marketing approval are subject to continuing requirements of and review by the FDA and foreign regulatory authorities. These requirements include, but are not limited to submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of drug products, including drug samples to physicians and recordkeeping. Marketing approval of TYMLOS and any product candidate for which we obtain marketing approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety and/or efficacy of the product.
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
•fines, warning or untitled letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications that we submit;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure or detention; or
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
The commercial success of TYMLOS and any product candidates that we may develop and that may be approved will depend upon the degree of market acceptance by regulators, key opinion leaders, physicians, patients, third-party payors, and others in the medical community.
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
•the efficacy and safety of the product as demonstrated in clinical trials;
•cost-effectiveness of our product relative to competing products;
•the prevalence and severity of adverse side effects;
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
We expect to experience pricing pressures in connection with the sale of our current and any future products due to the healthcare reforms discussed below, the trend toward initiatives aimed at reducing healthcare costs, the increasing influence of managed care, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. There has been significant scrutiny of pharmaceutical pricing and the resulting costs of pharmaceutical products that could cause significant operational and reimbursement changes for the pharmaceutical industry. There have been a number of federal and state efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices, price increases or other related costs. Healthcare reform efforts or any future legislation or regulatory actions aimed at controlling and reducing healthcare costs, including through measures designed to limit reimbursement, restrict access or impose unfavorable pricing modifications on pharmaceutical products, could impact our ability to obtain or maintain reimbursement for our products at satisfactory levels, or at all, which could materially harm our business and financial results.
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
Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the potential of the particular program, the likelihood of marketing approval or commercialization of the particular product candidate, any approved product, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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
The Coronavirus disease 2019 (“COVID-19”) pandemic continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, vaccine rollouts and other public health safety measures. It has also had a substantial effect on worldwide economies, causing fluctuations in the capital markets and significant supply chain issues.
Since March 2020, our employees have worked remotely and will continue to do so indefinitely. We have selectively resumed in-person interactions by our customer-facing personnel in compliance with local and state restrictions. We also continue to engage with customers virtually as we seek to continue to support healthcare professionals and patient care.

However, our ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when in-person interactions will be fully resumed.
Notwithstanding the various measures we have taken to address the pandemic, COVID-19 could affect the health and availability of our workforce as well as those of the third parties we rely on taking similar measures. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
Business interruptions from the current COVID-19, or any future, pandemic may also adversely impact the third parties we solely rely on to sufficiently manufacture TYMLOS and to produce our product candidates in quantities we require, which may adversely impact the commercialization of TYMLOS and our research and development activities and potential commercialization of our product candidates.
The COVID-19 pandemic could worsen in countries that are afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to commercialize TYMLOS, or conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. In addition, the trading prices for our common stock and other biopharmaceutical companies have been, and will likely continue to be, highly volatile as a result of the COVID-19 pandemic, and may limit our ability to raise additional capital.
Separately, in response to the global pandemic of COVID-19, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In July 2021, the FDA stated that it had begun transitioning back to standard operations for domestic inspections, while continuing to prioritize mission-critical work for foreign inspections. However, further delays or setbacks are possible in the future. As a result, review, inspection, and other timelines for our product candidates may be materially delayed for an unknown period of time. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our marketing applications, clinical trial authorizations, or other regulatory submissions, which could have a material adverse effect on our business.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will inevitably depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, such as the existence of additional variants of the disease, the actions taken to contain it or treat its impact and the economic impact on local, regional, and national markets.
Risks Related to Our Dependence on Third Parties
We currently rely on third parties to manufacture TYMLOS and to produce our product candidates; our dependence on these parties, including any inability on our part to accurately anticipate product demand and timely secure manufacturing capacity to meet commercial or clinical product demand may impair the commercialization of TYMLOS and the research and development activities and potential commercialization of our product candidates.
We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to internally formulate or manufacture TYMLOS or our product candidates in the quantities needed to meet commercial demand for TYMLOS, or to internally conduct our research and development activities and clinical trials for our product candidates. Therefore, we rely on, and expect to continue relying on for the foreseeable future, a limited number of third parties to manufacture and supply materials (including raw materials and subunits), drug substance, or API, and drug product, as well as to perform additional steps in the manufacturing process, such as filling, labeling, and storage of TYMLOS and our product candidates. This reliance on third parties increases the risk that we do not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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
Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks, among others:
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
We depend upon independent researchers, investigators and collaborators, to conduct our preclinical studies and clinical trials under agreements with us. These third parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. We and our third-party researchers, investigators and collaborators are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”), and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications or require a more restrictive label for the product. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our or our contract manufacturers’ failure to comply with these regulations may delay ongoing or planned clinical trials or require us to repeat clinical trials, which would delay the regulatory approval process. Failure by us or by third parties we engage to comply with regulatory requirements can also result in fines, adverse publicity, and civil and criminal sanctions. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA or foreign regulatory authority applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist competitors at our expense, our competitive position would be harmed.
We have entered into, and in the future may enter into, licenses and/or collaborations with third parties for the development and commercialization of our product candidates. If those licenses and/or collaborations, are not successful, we may not be able to capitalize on the market potential of these product candidates.
We have in the past, currently have, and may in the future, seek third-party licensees and/or collaborators for the development and commercialization of some of our products and product candidates on a selective basis. Our likely licensees and/or collaborators for any arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.
To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our licensees and/or collaborators dedicate to such development or commercialization activities. Our ability to generate revenues from our license and/or collaboration arrangements will depend on our licensees’ and/or collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Licenses and collaborations involving our product candidates would pose numerous risks to us, including the following:
•licensees and/or collaborators have significant discretion in determining the efforts and resources that they will apply to these arrangements and may not perform their obligations as expected;
•licensees and/or collaborators may deemphasize or not pursue development and commercialization of our products or product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
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
We established an internal sales force to market and sell TYMLOS in the United States to specialists and continue to pursue collaborative arrangements to market and sell abaloparatide-SC outside of the United States. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborators’ or partners’ strategic interest in our products and product candidates and such collaborators’ or partners’ ability to successfully develop, market, and sell any such products.
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
The market for our products and product candidates is characterized by intense competition and rapid technological advances. TYMLOS and any of our product candidates that may receive FDA or foreign regulatory authority approval will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If TYMLOS or any of our potential products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.
TYMLOS competes in the U.S. against well-known treatment options, including teriparatide, marketed by Lilly in the U.S. as Forteo. TYMLOS may also face competition from generic or biosimilar versions of teriparatide. The availability of a generic or biosimilar teriparatide on the market would likely exert pricing and reimbursement pressure on the anabolic class in which TYMLOS competes. In order to compete successfully, we will have to demonstrate to patients, physicians and third-party payors that treatment with TYMLOS is worthwhile and is a better alternative to existing or new therapies.
We may also face competition from companies that seek to market generic versions of TYMLOS through an Abbreviated New Drug Application (“ANDA”).
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
If our efforts to protect our intellectual property related to TYMLOS/abaloparatide-SC, and/or our other current or future product candidates fail to adequately protect these assets or if we are unable to secure all necessary intellectual property, we may lose the ability to license or successfully commercialize one or more of these products or product candidates.
Our commercial success is significantly dependent on intellectual property related to our portfolio of product and product candidates. We are either the licensee or assignee of numerous issued and pending patent applications that cover various aspects of our assets, including TYMLOS/abaloparatide-SC, and our other product candidates. We could encounter challenges or difficulties in maintaining and/or defending our intellectual property both in the United States and abroad.
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
Since patents are technical legal documents that are frequently subject to intense litigation pressure, there is risk that even if one or more patents related to our products does issue and is asserted in litigation, it is possible that the patent(s) will be found invalid, unenforceable and/or not infringed in the course of that litigation or other proceedings. Finally, the intellectual property laws and practices can vary considerably from one country to another and also can change with time. As a result, we could encounter challenges or difficulties in building, maintaining and defending our intellectual property both in the United States and abroad.
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
Of particular concern for a company like ours, having one marketed product, is that third parties may seek to market generic versions of TYMLOS by filing an ANDA or a 505(b)(2) Application with the FDA in which they claim that patents protecting TYMLOS owned or licensed by us and listed with the FDA in what is called "the Orange Book" are invalid, unenforceable and/or not infringed, a so-called Paragraph IV filing. April 28, 2021 is the first opportunity under United States law for a generic company to file an ANDA and make a Paragraph IV filing. If such a filing is made, we may need to defend and/or assert our patents, including by filing lawsuits against the Paragraph IV filer alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid, not infringed and/or unenforceable, which would have a material adverse impact on our business and results of operations. During the period in which such litigation is pending, the uncertainty of its outcome may cause investors to disfavor our stock, and our stock price could decline. Even if we are successful in prosecuting such claims, litigation could result in substantial costs and be a distraction to management.
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
Based upon efforts by the Trump administration, there have been ongoing attempts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under the Healthcare Reform Act for individuals who do not maintain mandated health insurance coverage beginning in 2019. The Healthcare Reform Act has also been subject to judicial challenge. On June 17, 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Healthcare Reform Act brought by several states without specifically ruling on the constitutionality of the Healthcare Reform Act.
Beyond the Healthcare Reform Act, there have been ongoing health care reform efforts. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers. Other reform efforts affect pricing or payment for drug products. For example, the Medicaid Drug Rebate Program has been subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%. Additional reform efforts are likely. The Biden administration has focused on reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the Secretary of the Department of Health and Human Services issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. In addition, Democrats included drug pricing reform provisions reflecting elements of the plan in a broader proposed spending package in late 2021 - such as capping Medicare Part D patients out-of-pocket costs; establishing penalties for drug prices that increase faster than inflation in Medicare; and authorizing the federal government to negotiate prices on certain, select high cost drugs under Medicare Parts B and D.
Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026.
There have also been efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices. Adoption of new legislation regulating drug pricing at the federal or state level could further affect demand for, or pricing of, our products.
General legislative cost control measures may also affect reimbursement for our products. The Budget Control Act of 2011, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2030 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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
•The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, which prohibits executing a scheme to defraud any healthcare benefit program, including private health plans, or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on certain types of entities, which include many healthcare providers and health plans with which we interact;
•The Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples;
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•Federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and
•The so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public.
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
Our operations are subject to anti‑corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, or Bribery Act, and other anti‑corruption laws that apply in countries where we do business and may do business in the future. The FCPA, Bribery Act and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, in particular, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials. Our clinical trials are conducted around the world, and our payments to hospitals may lead to FCPA enforcement actions.
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
We are subject to the General Data Protection Regulation, (EU) 2016/679, (“GDPR”), which became effective on May 25, 2018. GDPR deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information on our behalf, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.
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
In connection with our development of RAD011, our cannabidiol oral solution asset, we have hired or entered into consulting agreements with certain individuals who will provide assistance with the management and oversight of the assets’ development and commercialization. There can be no guarantee that these individuals will smoothly and successfully integrate into our workforce or workstreams or accomplish the development or commercialization activities assigned to them within the desired timelines.
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
If we are unable to successfully maintain and further develop internal commercialization capabilities, sales of TYMLOS or other future approved products may be negatively impacted.
We have built a commercial team and established the organizational infrastructure we believe necessary for successful commercialization of TYMLOS in the United States. We will need to commit significant time, financial and managerial resources to maintain and further develop our marketing and sales force to ensure they have the technical expertise required to address any challenges we may face with our continued commercialization of TYMLOS or the commercialization of any other product we may launch. Factors that may inhibit our efforts to maintain and develop our commercialization capabilities include:
•an inability to retain an adequate number of effective commercial personnel;

•our ability to train new sales personnel, who may have limited experience with our company or our products, to deliver a consistent and compliant message regarding our products that will be compelling to physicians who may prescribe them;
•an inability to equip sales personnel with effective materials, including medical and sales literature to help them educate physicians and our healthcare providers regarding our products and its proper administration;
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
We may enter into business combinations and acquisitions as part of our broader business strategy, including the continued expansion of our product portfolio. We have limited experience in such activities, which are typically accompanied by a number of risks, including:

•the difficulty of integrating the operations and personnel;
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
If we are not successful in completing business combinations or acquisitions that we may pursue in the future, we would be required to reevaluate our business strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete these activities. In addition, we could use substantial portions of our available cash as all or a portion of the purchase price, or we could issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.
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
During the fourth quarter of 2021, following announcement of results from various clinical trials discussed elsewhere in this Annual Report on Form 10-K, our stock price fluctuated substantially, reaching a high of $22.31 and a low of $6.74 in closing price on The NASDAQ Global Market. The trading price of our common stock may be subject to future wide fluctuations in response to various factors, some of which are beyond our control, including:
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
We may be required to pay severance benefits to our employees who are terminated under certain circumstances, which could harm our financial condition or results.
Each of our executive officers is party to an employment agreement, and each of our other employees is party to an agreement or participates in a plan, which provides severance benefits including cash payments for severance and other benefits and acceleration of vesting of stock options and other equity awards in the event of a termination under certain circumstances. The payment of these severance benefits could harm our financial condition and results. The accelerated vesting of options and equity awards could result in dilution to our existing stockholders and harm the market price of our common stock.
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
As of December 31, 2021, we had $1,033.8 million of federal and $710.5 million of state net operating loss carryforwards available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed studies through December 31, 2015, to determine whether any ownership change has occurred since our formation and have determined that transactions have resulted in two ownership changes, as defined under Section 382. There could be additional ownership changes in the future that could further limit the amount of net operating loss and tax credit carryforwards that we can utilize.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Details of each of our principal properties as of December 31, 2021, are provided below:

Location	Function	Size (approximate square feet)	Property Interest
Boston, MA, USA	Corporate Headquarters	2,500	Leased
Waltham, MA, USA	Office space	26,553	Leased
Wayne, PA, USA	Office space	2,404	Leased
Durham, NC, USA	Office space	3,944	Leased
Chandler, AZ, USA	Lab space	3,930	Leased
ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we are party to litigation arising in the ordinary course of our business. As of February 1, 2022, we were not party to any significant litigation.
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
On February 18, 2022, the closing price of our common stock was $6.93 per share as reported on The Nasdaq Global Market.
Stock Performance Graph
        This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended.
The graph set forth below compares the cumulative total stockholder return on our common stock between June 6, 2014 (the date of the initial public offering of our common stock) and December 31, 2021, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 6, 2014 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 6, 2014 of $8.01 per share as the initial value of our common stock and not the initial offering price to the public of $8.00 per share.
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

_____________________________________________________________________________
*    $100 invested on June 6, 2014 in stock or index
Holders
As of February 18, 2022, there were 12 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
We did not make any sales of unregistered securities during the year ended December 31, 2021.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no such repurchases of shares of common stock made during the fiscal year ended December 31, 2021.
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
Executive Overview
We are a global biopharmaceutical company focused on addressing unmet medical needs in the areas of bone health, neuroscience, and oncology.
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of January 1, 2022, TYMLOS was available and covered for approximately 288 million U.S. insured lives, representing approximately 99% of U.S. Commercial and 74% of Medicare Part D insured lives.
During 2021, we completed three potentially pivotal Phase 3 clinical trials and announced their results, as follows:
•In October 2021, we announced positive topline results from our Phase 3 clinical trial evaluating abaloparatide for subcutaneous injection (“abaloparatide-SC”) for use in males with osteoporosis (the “ATOM Trial”). The ATOM Trial met its primary and secondary endpoints and demonstrated a safety profile consistent with previous trials.
•In October 2021, together with our licensee, Berlin-Chemie AG (“Berlin-Chemie”), a company of the Menarini Group, we announced positive topline results from our Phase 3 clinical trial of elacestrant, a selective estrogen receptor degrader (SERD) we investigated as a monotherapy versus the standard of care for treatment of ER+/HER2- advanced or metastatic breast cancer (the “EMERALD Trial”). The EMERALD Trial met both primary endpoints and demonstrated a safety profile consistent with previous trials. We presented data from the EMERALD Trial at the San Antonio Breast Cancer Symposium in December 2021.
•In December 2021, we announced the results of our Phase 3 clinical trial of the abaloparatide transdermal system (“abaloparatide-TD”), a different formulation of abaloparatide delivered using Kindeva Drug Delivery’s (“Kindeva”) patented microstructured transdermal system technology (the “wearABLe Trial”). The wearABLe Trial did not meet its primary or secondary endpoints.
We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. Based on feedback from a Type C meeting with the FDA held in June 2021, we are moving forward with a potentially pivotal Phase 2/3 study for treatment of hyperphagia-related behavior in patients with Prader-Willi Syndrome (“PWS”) in the first half of 2022.
We out licensed our oncology assets in 2020. In July 2020, we entered into a license agreement with Berlin-Chemie, under which we granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant worldwide.
In September 2020 we sold RAD140, our internally discovered non-steroidal selective androgen receptor modulator (“SARM”) to Ellipses Pharma. Ellipses Pharma will be responsible for the clinical development and commercialization of the asset and is obligated to pay us royalties.
Abaloparatide
We have developed or targeted two formulations of abaloparatide: abaloparatide-SC and abaloparatide-TD.
Abaloparatide-SC
In April 2017, the FDA approved TYMLOS for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. The first commercial sales of TYMLOS in the United States occurred in May

2017 and as of January 1, 2022, TYMLOS was available and covered for approximately 288 million U.S. insured lives, representing approximately 99% of U.S. Commercial and 74% of Medicare Part D insured lives.
We are commercializing TYMLOS in the United States through our internal commercial organization. We hold worldwide commercialization rights to abaloparatide-SC, except for Japan and Canada, where we are entitled to receive milestones and royalties based on the development and commercialization of abaloparatide-SC in Japan under our license and development agreements.
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan. In May 2020, we announced that Teijin submitted an NDA for abaloparatide-SC in Japan for the treatment of osteoporosis in patients who are at high risk for fracture and in March 2021, announced the approval of Ostabalo® abaloparatide acetate for the treatment of osteoporosis and promotion of bone formation in both female and male patients with high risk of fracture in Japan. Pursuant to the agreement, we have received an upfront payment and a regulatory milestone upon the approval of Ostabalo. We may receive additional milestone payments upon the achievement of certain sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. In February 2020, we elected not to exercise our option to negotiate for a co-promotion agreement with Teijin for abaloparatide-SC in Japan.
In October 2021, we announced positive top-line results of our ATOM Trial. This study met its primary endpoint of change in lumbar spine bone mineral density (“BMD”) at 12 months compared to placebo, demonstrating statistical significance after 12 months. It also met secondary endpoints of change in lumbar spine BMD at 6 months compared to placebo, change in total hip BMD at 12 months compared to placebo, and change in femoral neck BMD at 12 months. We expect that these results will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to increase bone mass in men with osteoporosis at high risk for fracture. The ATOM Trial was a randomized, double-blind, placebo-controlled trial that has enrolled 228 men with osteoporosis. The primary endpoint is change in lumbar spine BMD at 12 months compared with placebo. In previous clinical trials, TYMLOS has demonstrated increases in BMD in postmenopausal women. The study included specialized high-resolution imaging to examine the effect of abaloparatide on bone structure, such as the hip, in a subset of the study participants.
Abaloparatide-TD
In December 2021, we announced Phase 3 topline results from the wearABLe Trial, which evaluated the non-inferiority of abaloparatide-TD as compared to TYMLOS. The trial did not meet its primary endpoint as patients treated with abaloparatide-TD demonstrated an increase of 7.1% in lumbar spine BMD versus an increase of 10.9% for those treated with TYMLOS. The wearABLe Trial similarly did not meet its secondary endpoints. The wearABLe study was a single, pivotal, randomized, open label, active-controlled, BMD non-inferiority bridging study with an enrollment of approximately 500 patients with postmenopausal osteoporosis at high risk of fracture.
We, along with our partner Kindeva continue to evaluate all strategic options for the abaloparatide-TD program.
RAD011
We are also developing RAD011, with PWS as our initial target indication. We acquired RAD011 from Fresh Cut Development, LLC and Benuvia Therapeutics Inc. in December 2020. Prior to the Company’s acquisition of RAD011, it was granted fast track designation by the FDA in 2017 and orphan drug designation in August 2020 for the treatment of hyperphagia behavior and weight loss in patients with PWS. In June 2021, we participated in a Type C meeting with the FDA and, based on feedback from that meeting, intend to initiate the SCOUT Trial in the first half of 2022. The SCOUT Trial will be a randomized double-blind placebo-controlled seamless Phase 2/3 trial designed to support a 505(b)(2) NDA submission for RAD011 for the treatment of hyperphagia in patients with Prader-Willi Syndrome.
Oncology Portfolio
Given our focus on growing our TYMLOS and abaloparatide-SC business, developing RAD011 and expanding our product portfolio, we evaluated all strategic options for our oncology assets in 2020. In July 2020, we entered into a license agreement with Berlin-Chemie for the exclusive license of elacestrant.
In October 2021, we and Berlin-Chemie together announced positive top-line results from the EMERALD Trial of elacestrant. The EMERALD Trial was designed to evaluate elacestrant as a second or third-line monotherapy versus the standard of care for treatment of patients with estrogen receptor-positive (“ER+”) and human epidermal growth factor receptor 2-negative (“HER2-”) advanced or metastatic breast cancer. The study met both primary endpoints, demonstrating statistically significant progression-free survival in the overall population and in patients with tumors harboring estrogen receptor 1 (“ESR1”) mutations. Based on these results, we expect to proceed with applications for marketing approval in the United States and the European Union in collaboration with Berlin-Chemie.

In 2020, we also sold RAD140, our internally discovered SARM, to Ellipses Pharma.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties. Abaloparatide represents the largest portion of our research and development expenses for our investigational product candidates since our inception. We began tracking program expenses for abaloparatide-SC in 2005, and program expenses from inception to December 31, 2021 were approximately $259.2 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to December 31, 2021 were approximately $191.9 million. We began tracking program expenses for elacestrant in 2006, and program expenses from inception to December 31, 2021 were approximately $133.0 million, net of reimbursable expenses. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to December 31, 2021 were approximately $18.0 million. We began tracking program expenses for RAD011 in 2020, and program expenses from inception to December 31, 2021 were approximately $25.3 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies, and clinical trial costs.
Costs related to facilities, depreciation, stock-based compensation and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses related to abaloparatide-SC, abaloparatide-TD, elacestrant, RAD140, and RAD011 for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Program-specific costs - external:
Abaloparatide-SC	$19,530	$9,252	$8,234
Abaloparatide-TD	47,386	66,133	26,185
Elacestrant, net of amounts reimbursable	4,882	15,366	27,267
RAD140	(255)	1,143	2,126
RAD011	9,335	16,000	—
Total program-specific costs - external	$80,878	$107,894	$63,812

Shared-services costs - external:
R&D support costs	21,502	14,264	13,217
Other operating costs	771	765	2,152
Total shared-services costs - external:	$22,273	$15,029	$15,369

Shared-services costs - internal:
Personnel-related costs	24,021	28,530	26,114
Share-based compensation	6,164	6,654	8,769
Occupancy costs	1,141	1,083	1,853
Depreciation	149	522	840
Total shared-services costs - internal:	$31,475	$36,789	$37,576

Total R&D costs	$134,626	$159,712	$116,757
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
Interest Income and Other Income
Interest income reflects interest earned on our cash, cash equivalents and marketable securities. Other income reflects rental income, other income, and foreign exchange revaluation gains offset by other taxes.
Interest Expense
Interest expense consists of interest expense related to the Convertible Notes the Company issued in a registered underwritten public offering on August 14, 2017 (“Convertible Notes”) and the Amended and Restated Credit and Security Agreement with MidCap (“Term Loan”) the Company refinanced on March 3, 2021. A portion of the interest expense on the Convertible Notes and Term Loan is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.
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
Revenue recognition
On April 28, 2017, the FDA approved TYMLOS in the U.S. After receiving FDA approval, we entered into a limited number of arrangements with wholesalers in the U.S. (collectively, our “Customers”) to distribute TYMLOS. In accordance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”), revenue is recognized when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.
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
If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. We expense incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that we would have recognized is one year or less. However, no such costs were incurred during the twelve months ended December 31, 2021.
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
The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2021 and, therefore, the transaction price was not reduced further during the twelve months ended December 31, 2021. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
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
Years Ended December 31, 2021 and December 31, 2020

	Years Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Revenues:
Product revenue, net	$218,973	$208,395	$10,578	5%
License revenue	11,000	30,250	(19,250)	(64)%
Total revenue	229,973	238,645	(8,672)	(4)%
Operating expenses:
Cost of sales - product	18,352	16,403	1,949	12%
Cost of sales - intangible amortization	798	798	—	—%
Research and development	134,626	159,712	(25,086)	(16)%
Selling, general and administrative	130,514	144,154	(13,640)	(9)%
Loss from operations	(54,317)	(82,422)	28,105	(34)%
Other (expense) income:
Other income (expense), net	361	(212)	573	(270)%
Interest (expense) / income, net	(18,180)	(26,574)	8,394	(32)%
Gain on extinguishment of debt	$1,960	$—	1,960	100%
Net loss	$(70,176)	$(109,208)	$39,032	(36)%
Product revenue—We began commercial sales of TYMLOS within the United States in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the year ended December 31, 2021 we recorded approximately $219.0 million of net product revenue compared to $208.4 million for the year end December 31, 2020. The increase in product revenue was primarily driven by a combination of price and sales volume.
License revenue—For the year ended December 31, 2021, we recorded $11.0 million of license revenue compared to $30.3 million for the year end December 31, 2020. This decrease is due to the contracted license fee in the Berlin-Chemie agreement during the year ended December 31, 2020 being higher than the contracted amounts for the Teijin and other licenses agreements recognized during the year ended December 31, 2020.
Cost of sales—For the year ended December 31, 2021, cost of sales was $19.2 million compared to $17.2 million for the year end December 31, 2020. The increase in cost of sales was primarily driven by the increase in product revenue.
Research and development expenses—For the year ended December 31, 2021, research and development expense was $134.6 million, as compared to $159.7 million for the year ended December 31, 2020, a decrease of $25.1 million, or 16%. This decrease was primarily a result of by a decrease of $18.7 million in abaloparatide-TD program costs, a $6.6 million decrease in RAD011 program costs, a decrease of $1.4 million in RAD140 expenses, a $5.0 million decrease in compensation expense, which is comprised of a $1.6 million decrease in compensation expense related to headcount, $0.5 million decrease in stock compensation and $2.9 million of billed reimbursable expenses, and a $19.8 million decrease in elacestrant program costs, which is comprised of a $10.2 million decrease in gross program expenses as well as an increase of $9.6 million in billed reimbursable expenses that offset these expenses. These decreases were offset by a $10.2 million increase in abaloparatide-SC program costs and a $7.2 million increase in professional fees and other expenses.
Selling, general and administrative expenses—For the year ended December 31, 2021, selling, general, and administrative expense was $130.5 million, as compared to $144.2 million for the year ended December 31, 2020, a decrease of $13.6 million, or 9%. This decrease was primarily due to a $0.3 million decrease in professional fees related to commercial operations and general and administrative activities, a $10.1 million decrease in compensation and travel entertainment costs, and a $3.2 million decrease in other operating costs including impairment on leases, depreciation and amortization, and loss on fixed asset disposals.
Other Income, net— For the year ended December 31, 2021, other income, net of expenses, was $0.4 million, as compared to other expense, net of income, of $0.2 million during the year ended December 31, 2020. Other income, net of other expenses, of $0.4 million for the year ended December 31, 2021 consisted primarily of rental income, other income, and foreign exchange revaluation gains offset by other taxes. The $0.2 million of other expense, net of income, for the year ended December 31, 2020 consisted primarily of other foreign currency revaluation losses.

Interest income (expense), net—For the year ended December 31, 2021, net interest expense was $18.2 million, as compared to net interest expense of $26.6 million during the year ended December 31, 2020, a total change of $8.4 million, or 32%. This change was primarily the result of the decreasing interest expense incurred due to the repurchase of the convertible notes that was partially offset by increase in interest expense for the issuance of the Term Loans and interest income.
Years Ended December 31, 2020 and December 31, 2019

	Years Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Revenues:
Product revenue, net	$208,395	$173,317	35,078	20%
License revenue	30,250	—	30,250	100%
Total revenue	238,645	173,317	65,328	38%
Operating expenses:
Cost of sales - product	16,403	15,287	1,116	7%
Cost of sales - intangible amortization	798	798	—	—%
Research and development	159,712	116,757	42,955	37%
Selling, General and administrative	144,154	152,704	(8,550)	(6)%
Loss from operations	(82,422)	(112,229)	29,807	(27)%
Other (expense) income:
Other income / (expense), net	(212)	242	(454)	(188)%
Interest (expense) / income, net	(26,574)	(21,006)	(5,568)	27%
Net loss	$(109,208)	$(132,993)	23,785	(18)%
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
Cost of sales—For the year ended December 31, 2020, cost of sales of $17.2 million compared to $16.1 million for the year end December 31, 2019. The increase in cost of sales was driven by the increase in product revenue.
Research and development expenses—For the year ended December 31, 2020, research and development expense was $159.7 million compared to $116.8 million for the year ended December 31, 2019, an increase of $43.0 million, or 37%. This increase was primarily a result of an increase of $39.9 million in program spending for the abaloparatide-TD program, a $1.1 million increase in professional services, a $1.0 million increase in program spending for the abaloparatide-SC program, and an increase of $16.0 million in other costs due to the Benuvia licensing expense. These increases were partially offset by a $0.9 million decrease in program spending for RAD-140 program, a $1.0 million decrease in occupancy and depreciation, a $1.3 million decrease in compensation related costs, and a $11.9 million decrease in program spending for elacestrant research which is a result of $39.3 million of reimbursable expenses offsetting year to date expenses. We are being reimbursed for the costs incurred in connection with the elacestrant project pursuant to the terms of the TSA with Berlin-Chemie, under which the Company will perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study until the earlier of the completion of the contemplated services or the filing with the FDA of a NDA for elacestrant.
Selling, General and administrative expenses—For the year ended December 31, 2020, general and administrative expense was $144.2 million compared to $152.7 million for the year ended December 31, 2019, a decrease of $8.6 million, or 6%. This decrease was primarily due to a $6.3 million decrease in professional fees related to commercial operations and general and administrative activities, a $4.0 million decrease in compensation and travel entertainment costs. These decrease were partially offset by an increase of $1.7 million in other costs.
Other (expense) income, net—For the year ended December 31, 2020, other expense, net of other income, was $0.2 million, as compared to $0.2 million during the year ended December 31, 2019. Other expense, net of other income, of $0.2 million for the year ended December 31, 2020 consisted primarily of other foreign currency revaluation losses. The $0.2 million of other expense, net of income, for the year ended December 31, 2019 was primarily due to other foreign currency revaluation gains.
Interest (expense) income—For the year ended December 31, 2020, net interest expense was $26.6 million, as compared to net interest expense of $21.0 million during the year ended December 31, 2019, a total change of $5.6 million, or 27%. This change was primarily the result of the increasing interest expense incurred over the term of the convertible notes that was partially offset by the interest income earned on investments.
Liquidity and Capital Resources
From inception to December 31, 2021, we have incurred an accumulated deficit of $1.4 billion, primarily as a result of expenses incurred through a combination of research and development activities related to our various investigational product candidates and expenses supporting those activities. Our total cash and cash equivalents balance as of December 31, 2021 was $111.5 million. We have financed our operations since inception primarily through the public offerings of our common stock, private sale of preferred stock, convertible debt, and borrowing under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have begun financing a portion of our operations through product revenue.
Based upon our cash and cash equivalents balance as of December 31, 2021 and funds available to us through our credit facilities, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans, U.S. commercial and other operational activities for at least twelve months from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our clinical product portfolio with our existing cash and cash equivalents as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
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
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Years ended December 31,
	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(22,434)	$(73,948)	$(82,414)
Investing activities	23,212	67,485	87,277
Financing activities	19,319	28,013	5,709
Net increase in cash and cash equivalents	$20,097	$21,550	$10,572
Cash Flows from Operating Activities
Net cash used in operating activities during the year ended December 31, 2021 was $22.4 million, which was primarily the result of a net loss of $70.2 million, partially offset by net changes in working capital of $25.0 million and $22.7 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $22.7 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $22.8 million, amortization of the value of debt discount and issuance costs of $1.6 million, and depreciation and amortization of $1.2 million, offset by a gain on the termination of a lease of $0.9 million and a gain on the extinguishment of debt of $2.0 million.

Net cash used in operating activities during the year ended December 31, 2020 was $73.9 million, which was primarily the result of a net loss of $109.2 million, partially offset by net changes in working capital of $12.5 million and $47.7 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $47.7 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $24.7 million, amortization of debt discount and issuance costs of $18.1 million, depreciation and amortization of $1.7 million, impairment charge for the right of use operating lease of $2.4 million, and loss on disposal of fixed assets of $0.6 million offset by amortization of premiums (discounts) on marketable securities of $0.3 million.
Net cash used in operating activities during the year ended December 31, 2019 was $82.4 million, which was primarily the result of a net loss of $133.0 million, partially offset by net changes in working capital of $8.7 million and $41.9 million of net non-cash adjustments to reconcile net loss to net cash used in operations. The $133.0 million net loss was primarily due to costs related to the continued commercial operations for TYMLOS such as compensation costs, professional support costs, and consulting fees as well as ongoing research and development costs. The $41.9 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $23.6 million, amortization of debt discount and issuance costs of $15.8 million, and depreciation and amortization of $2.3 million, impairment charge for the right of use operating lease of $0.3 million, and loss on disposal of fixed assets of $0.2 million offset by amortization of discounts on marketable securities of $0.4 million.
Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2021 was $23.2 million, as compared to net cash provided by investing activities of $67.5 million for the year ended December 31, 2020 and $87.3 million for the year ended December 31, 2019.
The net cash provided by investing activities during the year ended December 31, 2021 was primarily a result of $23.2 million of net proceeds received from the sale or maturities of marketable securities.
The net cash provided by investing activities during the year ended December 31, 2020 was primarily a result of $107.4 million of net proceeds received from the sale or maturities of marketable securities, offset by $39.9 million in purchases of marketable securities.
The net cash provided by investing activities during the year ended December 31, 2019 was primarily a result of $206.8 million of net proceeds received from the sale or maturities of marketable securities, offset by $119.5 million in purchases of marketable securities.
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
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $19.3 million as compared to $28.0 million of net cash provided by financing activities for the year ended December 31, 2020 and $5.7 million for the year ended December 31, 2019.
Net cash provided by financing activities during the year ended December 31, 2021 consisted of $125.0 million of proceeds received from the issuance of the term loan offset by issuance costs of $2.3 million, $4.0 million of proceeds as the result of stock option exercises, and $1.2 million of proceeds received from the issuance of stock in connection with the employee stock purchase plan off set by $108.6 million of cash used or repurchase of convertible notes.
 Net cash provided by financing activities during the year ended December 31, 2020 consisted of $25.0 million of proceeds received from the issuance of the term loan offset by issuance costs,$1.5 million of proceeds as the result of stock option exercises, and $1.6 million of proceeds received from the issuance of stock in connection to the stock purchase plan.
Net cash provided by financing activities during the year ended December 31, 2019 consisted of $3.9 million of proceeds as the result of stock option exercises, and $1.8 million of proceeds received from the issuance of stock in connection to the stock purchase plan.
Borrowings and Other Liabilities
Convertible Notes Payable

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
Future minimum payments on our convertible notes payable as of December 31, 2021 were as follows (in thousands):

Year ended December 31,	Future Minimum Payments
2022	5,783
2023	5,783
2024 and thereafter	198,535
Total minimum payments	$210,101
Less: interest	(17,348)
Less: unamortized discount	(2,274)
Less: current portion	—
Convertible notes payable	$190,479
Term Loan and Credit Facility
In March 2021, we entered into the Term Loan, as discussed in more detail in Note 10, “Term Loan and Credit Facility,” to our condensed consolidated financial statements included in this Annual Report on Form 10-K.
Future minimum payments on our Term Loan as of December 31, 2021 were as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022	11,625
2023	61,302
2024	102,260
Total minimum payments	$175,187
Less: interest	(25,187)
Less: unamortized issuance costs	(1,735)
Less: current portion	—
Term loan	$148,265
Leases
Future payments of operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Year ending December 31,
2022	633
2023	176
2024	120
Thereafter	30
Total Lease payments	$959
Less: effect of discounted cash flows during the period	(31)
Total	$928
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
Supply and Manufacturing Agreements—In June 2016, we entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide. We agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, we made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renews for two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. The Company will purchase the device subject to minimum annual quantity requirements over the initial two-year term of the agreement. The Company is required to purchase a minimum number of batches for CHF 1.9 million ($2.0 million) through the year ended December 31, 2022.
In June 2016, we entered into a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product, to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. We agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company has agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The agreement had an initial term of  fivefive years, which began on January 1, 2016, after which it automatically renewed for a two-year term and will automatically renew for additional two-year terms thereafter unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
In July 2016, we entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually, equal to €2.9 million ($3.2 million) per year and $17.2 million in total through the year ended December 31, 2022. The agreement has an initial term of a six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
R&D Tax Credit—In June 2016, the Massachusetts Life Sciences Center awarded us approximately $0.5 million of tax incentives under its Life Science Tax Incentive Program, which allows us a cash refund equivalent to $0.5 million of state research and development tax credits. We received this payment in the first quarter of 2017. In exchange for these incentives, we hired an incremental 35 employees in Massachusetts and agreed to maintain the additional headcount through at least December 31, 2020. As we failed to maintain the headcount requirement, we are required to repay a portion of the incentive received, equal to $0.1 million. This amount has been accrued for as of December 31, 2021 in Accrued expenses and other current liabilities on our consolidated balance sheet.
License Agreement Obligations
TYMLOS (Abaloparatide)
In September 2005, we entered into a license agreement (the “License Agreement”), as amended with and affiliate of Ipsen Pharma SAS (Ipsen) under which we exclusively licensed certain Ipsen compound technology and related patents covering abaloparatide to research, develop, manufacture and commercialize certain compounds and related products in all countries, except Japan and France (where our commercialization rights were subject to certain co-marketing and co-promotion rights exercisable by Ipsen, provided that certain conditions included in the License Agreement were met). We believe that Ipsen’s co-marketing and co-promotion rights in France have permanently expired. Ipsen also granted us an exclusive right and license under the Ipsen compound technology and related patents to make and have made compounds or product in Japan. Ipsen further granted us an exclusive right and license under certain Ipsen formulation technology and related patents solely for purposes of enabling us to develop, manufacture and commercialize compounds and products covered by the compound technology license in all countries, except Japan and France (as discussed above).
In consideration for these rights, we made nonrefundable, non-creditable payments in the aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through December 31, 2021. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement are €24.0 million (approximately $29.5 million). In connection with the FDA’s approval of TYMLOS in April 2017, we paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which we recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The License Agreement also provides that we will pay to Ipsen a fixed five percent royalty based on net sales of products containing abaloparatide by us or our sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was approximately $10.9 million for the year ended December 31, 2021. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, after patent term extension, is expected to be April 28, 2031.
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
Prior to executing the License Agreement for abaloparatide with Radius, Ipsen licensed the Japanese rights for abaloparatide to Teijin. In March 2021, Teijin received approval in Japan for Ostabalo® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture.
Pursuant to a final decision in arbitration proceedings with Ipsen in connection with the License Agreement, we paid Ipsen $5.0 million upon the approval of Ostabalo. Under the final decision, we are also obligated to pay Ipsen a fixed mid single-digit royalty based on net sales of abaloparatide in Japan.
The arbitration decision does not impact the Company’s rights under the License Agreement or its license agreement with Teijin for abaloparatide-SC in Japan described below.
Abaloparatide-SC (Teijin Limited)
In July 2017, we entered into a license and development agreement with Teijin for abaloparatide-SC in Japan (the “Teijin Agreement”). Teijin is developing abaloparatide-SC in Japan under an agreement with Ipsen and in March 2021, received approval for Ostabalo. Pursuant to the Teijin Agreement, we granted Teijin (i) an exclusive payment bearing license under certain of our intellectual property to develop and commercialize abaloparatide-SC in Japan, (ii) a non-exclusive payment bearing license under certain of our intellectual property to manufacture abaloparatide-SC for commercial supply in Japan, (iii) a right of reference to certain of our regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC in Japan, (iv) a manufacture transfer package, upon Teijin’s request, consisting of information and our know-how that is necessary for the manufacture of active pharmaceutical ingredient and abaloparatide-SC, (v) a right to request that we manufacture (or arrange for a third party to manufacture) and supply (or arrange for a third party to supply) the active pharmaceutical ingredient for the clinical supply of abaloparatide-SC in sufficient quantities to enable Teijin to conduct its clinical trials in Japan, and (vi) a right to request that we arrange for Teijin to directly enter into commercial supply agreements with our existing contract manufacturers on the same pricing terms and on substantially similar commercial terms to those set forth in our existing agreements with such contract manufacturers.
In consideration for these rights, we received an upfront payment of $10.0 million, and are entitled to receive up to an aggregate of $40.0 million upon the achievement of certain regulatory and sales milestones, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, as defined below.
Teijin granted us (i) an exclusive license under certain of Teijin’s intellectual property to develop, manufacture and commercialize abaloparatide-SC outside Japan and (ii) a right of reference to certain of Teijin’s regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC outside Japan.

Pursuant to the Teijin Agreement, we and Teijin may further collaborate on new indications for abaloparatide-SC. We also maintain full global rights to our development program for abaloparatide-TD, which is not part of the Teijin Agreement.
Unless earlier terminated, the Teijin Agreement expires on the later of the (i) date on which the use, sale or importation of abaloparatide-SC is no longer covered by a valid claim under our patent rights licensed to Teijin in Japan, (ii) expiration of marketing or data exclusivity for abaloparatide-SC in Japan, or (iii) 10th anniversary of the first commercial sale of abaloparatide-SC in Japan.
Abaloparatide-TD
In February 2018, we entered into a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which 3M agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-coated transdermal system (“abaloparatide-TD”). In May 2020, 3M announced that it completed its sale of its drug delivery business, which manufactures clinical trial supplies of abaloparatide-TD, to Kindeva Drug Delivery (“Kindeva”), an affiliate of Altaris Capital Partners, LLC (“Altaris”). Under the Supply Agreement, Kindeva will manufacture abaloparatide-TD for us according to agreed-upon specifications in sufficient quantities to meet our projected supply requirements. If abaloparatide-TD is commercialized, Kindeva would manufacture commercial supplies of abaloparatide-TD at unit prices that decrease with an increase in the quantity we order. We would pay Kindeva a mid-to-low single-digit royalty on worldwide net sales of abaloparatide-TD and reimburse Kindeva for certain capital expenditures incurred to establish commercial supply of abaloparatide-TD. We are responsible for providing, at our expense, supplies of abaloparatide drug substance to be used in manufacturing abaloparatide-TD. During the term of the Supply Agreement, Kindeva and Radius have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology. In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-TD. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the first quarter of 2022.
The initial term of the Supply Agreement began on its effective date, February 27, 2018 and will continue for five years after the first commercial sale of abaloparatide-TD. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. We may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting abaloparatide-TD, if we are unable to obtain U.S. regulatory approval for abaloparatide-TD within a certain time period, or if we cease development or commercialization of abaloparatide-TD. Kindeva may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to abaloparatide-TD, if we are unable to obtain U.S. regulatory approval for abaloparatide-TD within a certain time period, or if we fail to order Product for a certain period of time after commercial launch of the abaloparatide-TD in the U.S. Upon certain events of termination, Kindeva is required to transfer the manufacturing processes for abaloparatide-TD to us or a mutually agreeable third party and continue supplying abaloparatide-TD for a period of time pursuant to our projected supply requirements.
Elacestrant (RAD1901)
Pursuant to a license agreement with Eisai Co. Ltd. (as amended, the “Eisai Agreement’), Eisai has granted us an exclusive right and license to research, develop, manufacture and commercialize elacestrant and related products from Eisai in all countries. The Eisai Agreement, as amended, also provides for additional payments of up to $22.3 million, payable upon the achievement of certain clinical and regulatory milestones. To date, the Company has paid Eisai approximately $1.0 million in connection with the achievement of certain milestones.
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
The Eisai Agreement, as amended, also grants us the right to grant sublicenses with prior written approval from Eisai. If we sublicense the licensed technology to a third party, we will be obligated to pay Eisai, in addition to the milestones referenced above, a fixed low double digit percentage of certain fees received from such sublicensee and royalties in the low single digit range based on net sales of the sublicensee. In connection with the Berlin-Chemie exclusive license, we granted to Berlin-Chemie to develop and commercialize products containing elacestrant (RAD1901) worldwide and paid Eisai a fee of $3.0 million in August 2020 in accordance with the Eisai Agreement. The license agreement expires on a country-by-country basis on the later of (1) the date the last remaining valid claim in the licensed patents expires, lapses or is invalidated in that country, the product is not covered by data protection clauses, and the sales of lawful generic versions of the product account for more than a specified percentage of the total sales of all pharmaceutical products containing the licensed compound in that country; or (2) a period of 10 years after the first commercial sale of the licensed products in such country, unless it is sooner terminated.
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
Net Operating Loss Carryforwards
As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $1,033.8 million and $710.5 million, respectively, the use of which may be limited, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2036.
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
We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $111.5 million, consisting of cash and money market funds. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We generally have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We carry our investments based on publicly available information. As of December 31, 2021, we do not have any hard to value investment securities or securities for which a market is not readily available or active.
We are also exposed to interest rate volatility with regard to existing debt issuances. As of December 31, 2021, we had a term loan balance of $148.3 million and borrowings under this Term Facility bear interest through maturity at a variable rate based upon the LIBOR rate plus 5.75%, subject to a LIBOR floor of 2.00% and borrowings under the Revolving Facility bear interest through maturity at a variable rate based upon the LIBOR rate plus 3.50%, subject to a LIBOR floor of 2.00%. An immediate 10% change in interest rates would not have a material effect on the fair value of our term loan, and would not have a significant impact on our financial statements as we do not record debt at fair value.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of assets and liabilities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
FINANCIAL STATEMENTS
Radius Health, Inc.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Radius Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Radius Health, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for convertible debt in 2021 due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective approach.
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
Critical Audit Matter
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
•We tested significant assumptions and key inputs used to calculate the Reserves by:
–Performing sensitivity analyses addressing certain assumptions and subjective inputs utilized in the calculations of the Reserves.
–Reviewing contracts and modifications thereto with certain of the Company’s customers.
–Developing an independent expectation of the estimated Reserves, including a comparison of rates used in management’s calculation to rates in underlying contracts.
–Performing lookback analyses by comparing amounts invoiced to and paid by the Company to corresponding Reserves recorded by the Company.
–Performing testing, on a sample basis, of the activity within accounts receivable and current liabilities made throughout the year and evaluating whether such activity was recorded in accordance with the contractual terms of the Company’s rebate programs, returns policy, and if applicable, statutory requirements.
•We tested the mathematical accuracy of the Reserve models.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 24, 2022

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Radius Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

Boston, Massachusetts
February 27, 2020

Radius Health, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$111,533	$91,436
Restricted cash	567	567
Marketable securities	—	23,280
Accounts receivable, net	23,355	20,310
Inventory	11,373	9,174
Prepaid expenses	10,050	13,279
Other current assets	16,201	22,502
Total current assets	173,079	180,548
Property and equipment, net	647	796
Intangible assets	4,986	5,785
Right of use assets - operating leases	835	3,933
Other assets	1,995	520
Total assets	$181,542	$191,582
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,625	$9,925
Accrued expenses and other current liabilities	76,549	59,758
Deferred revenue	—	1,000
Operating lease liability, current	613	2,490
Total current liabilities	94,787	73,173
Convertible notes payable	190,479	213,645
Term loan	148,265	24,905
Operating lease liability, long term	315	3,518
Total liabilities	$433,846	$315,241
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 200,000,000 shares authorized, 47,359,573 shares and 46,779,479 shares issued and outstanding at December 31, 2021 and 2020, respectively	5	5
Additional paid-in-capital	1,115,672	1,222,137
Accumulated other comprehensive income (loss)	—	21
Accumulated deficit	(1,367,981)	(1,345,822)
Total stockholders’ equity (deficit)	(252,304)	(123,659)
Total liabilities and stockholders’ equity (deficit)	$181,542	$191,582
See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	December 31,
	2021	2020	2019
REVENUES:
Product revenue, net	$218,973	$208,395	$173,317
License revenue	11,000	30,250	—
Total revenue	229,973	238,645	173,317
OPERATING EXPENSES:
Cost of sales - product	18,352	16,403	15,287
Cost of sales - intangible amortization	798	798	798
Research and development, net of amounts reimbursable (a)	134,626	159,712	116,757
Selling, general and administrative	130,514	144,154	152,704
Loss from operations	(54,317)	(82,422)	(112,229)
OTHER (EXPENSE) INCOME:
Other income (expense), net	361	(212)	242
Interest income	75	1,403	3,929
Interest expense	(18,255)	(27,977)	(24,935)
Gain on extinguishment of debt	1,960	—	—
NET LOSS	$(70,176)	$(109,208)	$(132,993)
OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) from available-for-sale securities	(21)	18	758
COMPREHENSIVE LOSS	$(70,197)	$(109,190)	$(132,235)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED (Note 14)	$(70,176)	$(109,208)	$(132,993)
LOSS PER SHARE:
Basic and diluted	$(1.49)	$(2.35)	$(2.89)
WEIGHTED AVERAGE SHARES:
Basic and diluted	47,216,754	46,459,366	46,026,217
(a) Amounts reimbursable were $51.5 million, $39.3 million, and $0 for the years ended December 31, 2021, 2020, and 2019.
See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2018	45,563,693	$5	$1,165,003	$(755)	$(1,103,621)	$60,632
Net loss					(132,993)	(132,993)
Unrealized loss from available-for-sale securities				758		758
Vesting of restricted shares	92,031	—				—
Exercise of options	341,337	—	2,869			2,869
Exercise of warrants	81,104		1,000			1,000
Share-based compensation expense related to share-based awards for employee stock purchase plan			661			661
Issuance of common stock upon purchase by employee stock purchase plan	111,705	—	1,840			1,840
Share-based compensation expense			22,954			22,954
Balance at December 31, 2019	46,189,870	$5	$1,194,327	$3	$(1,236,614)	$(42,279)
Net loss					(109,208)	(109,208)
Unrealized gain from available-for-sale securities				18		18
Vesting of restricted shares	281,099	—				—
Exercise of options	193,153	—	1,491			1,491
Share-based compensation expense related to share-based awards for employee stock purchase plan			759			759
Issuance of common stock upon purchase by employee stock purchase plan	115,357	—	1,621			1,621
Share-based compensation expense			23,939			23,939
Balance at December 31, 2020	46,779,479	$5	$1,222,137	$21	$(1,345,822)	$(123,659)
Net loss					(70,176)	(70,176)
Adjustment due to adoption of ASU 2020-06			(134,450)		48,017	(86,433)
Unrealized gain from available-for-sale securities				(21)		(21)
Vesting of restricted shares	263,236					—
Share-based compensation expense related to share-based awards for employee stock purchase plan			418			418
Exercise of options	210,091		4,046			4,046
Issuance of common stock upon purchase by employee stock purchase plan	106,767		1,154			1,154
Share-based compensation expense			22,367			22,367
Balance at December 31, 2021	47,359,573	$5	$1,115,672	$—	$(1,367,981)	$(252,304)
See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(70,176)	$(109,208)	$(132,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,160	1,693	2,308
Amortization of premium (accretion of discount) on marketable securities, net	19	268	(394)
Impairment loss on operating lease right of use assets	—	2,410	339
Share-based compensation expense	22,785	24,698	23,615
Amortization of debt discount and issuance costs	1,602	18,058	15,785
Loss on disposals of property and equipment	—	602	201
Gain on lease termination	(901)	—	—
Gain on extinguishment of debt	(1,960)	—	—
Changes in operating assets and liabilities:
Inventory	(2,199)	(3,851)	887
Accounts receivables, net	(3,045)	2,979	(6,531)
Prepaid expenses	3,229	(1,148)	1,711
Other current assets	6,301	(21,656)	356
Operating lease right of use assets	1,066	1,752	2,034
Other long-term assets	(1,659)	(6)	30
Accounts payable	7,700	3,895	1,804
Accrued expenses and other current liabilities	16,791	6,728	10,827
Lease liability, operating leases	(2,147)	(2,162)	(2,298)
Deferred revenue	(1,000)	1,000	—
Other non-current liabilities	—	—	(95)
Net cash used in operating activities	(22,434)	(73,948)	(82,414)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(28)	—	—
Purchases of marketable securities	—	(39,915)	(119,502)
Sales and maturities of marketable securities	23,240	107,400	206,779
Net cash provided by investing activities	23,212	67,485	87,277
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	4,046	1,491	3,869
Proceeds from issuance of term loan	125,000	25,000	—
Deferred financing costs	(2,313)	(99)	—
Repurchase of convertible notes	(108,568)	—	—
Proceeds from employee stock purchase plan	1,154	1,621	1,840
Net cash provided by financing activities	19,319	28,013	5,709
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	20,097	21,550	10,572
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	92,003	70,453	59,881
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$112,100	$92,003	$70,453
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$16,475	$9,854	$9,150
Cash paid for amounts included in the measurement of operating lease liabilities	$2,311	$2,551	$2,720
Right of use assets obtained in exchange for operating lease liability	$826	$1,391	$9,077
See accompanying notes to consolidated financial statements.

Radius Health, Inc.
Notes to Consolidated Financial Statements
1. Nature of Business
Radius Health, Inc. ("Radius" or the "Company") is a global biopharmaceutical company focused on addressing unmet medical needs in the areas of bone health, neuroscience, and oncology. In April 2017, the Company’s first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration ("FDA") for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. We are also developing certain assets we acquired related to formulations of cannabidiol related to the oral administration of a solution of CBD for therapeutic use in humans or animals (“RAD011”), for which the Company intends to seek FDA approval for a Phase 2/3 trial for treatment of hyperphagia behavior and weight loss in patients with Prader-Willi Syndrome (“PSW”).
The Company is subject to risks common to companies in its industry including, but not limited to, the dependence on revenues from a single product, competition, uncertainty about clinical trial outcomes and regulatory approvals, uncertainties relating to pharmaceutical pricing reimbursement, uncertain protection of proprietary technology, and potential product liability. As of December 31, 2021, the Company had an accumulated deficit of $1.4 billion, and total cash and cash equivalents of $111.5 million.
Based upon its cash and cash equivalents balance as of December 31, 2021, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational products that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital to fund its development plans, U.S. commercial scale-up and other operational activities, for at least one year from the date of this filing. The Company expects to finance the future development costs of its clinical product portfolio with its existing cash and cash equivalents, or through strategic financing opportunities that could include, but are not limited to collaboration agreements, cash provided by operations or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders.
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
Cash and Cash Equivalents—Cash and cash equivalents include cash in readily available checking and savings accounts and money market funds. The Company considers all highly liquid investment instruments with an original maturity when purchased of three months or less to be cash equivalents. Money market funds represents a majority of the cash equivalents balance at December 31, 2021 and 2020.
Restricted Cash—Restricted cash is reported as non‑current unless the restrictions are expected to be released in the next twelve months. As of December 31, 2021 and 2020, the Company had restricted cash of $0.6 million, which represents cash held in a depository account at a financial institution to collateralize foreign VAT charges and virtual payables program. The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of the year ended
	December 31, 2021	December 31, 2020
Cash and cash equivalents	$111,533	$91,436
Restricted cash	567	567
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$112,100	$92,003

Accounts Receivable—Accounts receivable relates to amounts due from customers. Accounts receivable are typically due within 31 days. The Company analyzes accounts that are past due for collectability. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for expected credit losses is not deemed necessary at December 31, 2021 and 2020.
Significant Customers—Gross product revenues and accounts receivable from each of the Company’s customers who individually accounted for 10% or more of total gross product revenues and/or 10% or more of total accounts receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Year Ended December 31,
	2021	2020	2019
Customer A	—%	—%	36%
Customer B	—%	—%	41%
Customer C(a)	—%	13%	11%
Customer D(a)	41%	27%	—%
Customer E(a)	10%	11%	—%
Customer F(a)	29%	22%	—%
Customer G(a)	14%	13%	—%
(a) The above table has been corrected for certain prior year errors. Previously reported concentrations for Customers C, D, E, F, and G were 0%, 27%, 11%, 0%, and 0%, respectively for the year ended December 31, 2020.

	Percent of Accounts Receivable
	As of December 31,
	2021	2020
Customer C	11%	—%
Customer D(a)	32%	31%
Customer E	15%	—%
Customer F(a)	27%	29%
Customer G(a)	15%	25%
(a) The above table has been corrected for certain prior year errors. Previously reported concentrations for Customers D, F, G, and H were 0%, 33%, 18%, and 13%, respectively, for the year ended December 31, 2020.
Marketable Securities—All investment instruments with an original maturity date, when purchased, in excess of three months have been classified as current marketable securities. The Company classifies securities that are available to fund current operations as current assets. These marketable securities are classified as available-for-sale and are carried at fair value. The Company records unrealized gains and losses on available-for-sale debt securities as a component of accumulated other comprehensive (loss), which is a separate component of shareholders’ equity on its consolidated balance sheet, until such gains and losses are realized. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the years ended December 31, 2021 and 2020.
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
Other current assets—Research and development costs incurred by the Company that are reimbursable are recorded as other receivables or unbilled receivables and are included in other current assets. As of December 31, 2021 and 2020, total reimbursable research and development costs of $11.8 million and $21.4 million, respectively, was included in other current assets on the consolidated balance sheet.
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
Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns the Company has recorded a full valuation allowance against otherwise realizable net deferred tax assets as of December 31, 2021 and 2020.
Share-Based Compensation-Options and market condition awards—The Company measures stock-based compensation cost at the accounting measurement date based on the fair value of the option and recognizes the expense related to awards to employees on a straight-line basis over the requisite service period of the option, which is typically the vesting period. Forfeitures are recognized as they occur. For awards with market conditions, the Company recognizes compensation expense on an accelerated attribution basis.
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

The Company estimates the fair value of each market condition award using the Monte Carlo simulation model (a binomial lattice-based valuation model). The fair value of the market condition award at the date of grant is amortized to expense over the performance period.
Revenue Recognition— In April 2017, the FDA approved TYMLOS. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with wholesalers in the U.S. to distribute TYMLOS. In the first quarter of 2020, the Company executed a transition of its external distribution model from full-line wholesalers to specialty distributors and specialty pharmacies (collectively, its “Customers”). Additionally, in July 2017, the Company entered into a License and Development Agreement (the “Teijin Agreement”) with Teijin Limited (“Teijin”) for abaloparatide-SC in Japan. These arrangements are the Company’s initial contracts with customers and, as such, were evaluated and accounted for in compliance with Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.
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
If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the twelve months ended December 31, 2021 and 2020.
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
The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period, for the estimates detailed below, as of December 31, 2021 and, therefore, the transaction price was not reduced further during the twelve months ended December 31, 2021 and 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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
Leases—The Company determines if an arrangement is a lease at inception. For operating leases, amounts recorded in connection therewith are included in right-of-use assets and lease liabilities in the consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases and are recognized on the lease commencement date based on the present value of lease payments over the lease term. If readily determinable, the Company uses the rate implicit in the lease when determining the present value of lease payments. As the Company’s leases have not historically provided an implicit rate, the Company’s incremental borrowing rate is based on information available at the commencement date and is used in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. In determining the incremental borrowing rate, the Company considered the following: (i) the Company’s public credit rating, (ii) observable debt yields of the Company, as well as other bonds in the market issued by other companies with similar credit ratings as the Company, and (iii) adjustments necessary for collateral, lease term and inflation.
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
In addition, as a practical expedient, for all leases entered into or modified after the effective date of ASC 842, Leases, the Company, as the lessee, has made an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components. The Company will account for each separate lease component and the non-lease components associated with that lease component as a single lease component.
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
Convertible Note Payable— Prior to the adoption of ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) on January 1, 2021, in accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the Company’s 3% Convertible Senior Notes due by 2024 (the “Convertible Notes”) by allocating the proceeds between the liability component and the embedded conversion option (the “Equity Component”) due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The carrying amount of the liability components was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The Equity Component of the Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. In connection with issuance of the Convertible Notes, the Company also incurred certain offering costs directly attributable to the offering. Such costs are deferred and amortized over the term of the debt to interest expense using the effective interest method. A portion of the deferred financing costs incurred in connection with the Convertible Notes was deemed to relate to the Equity Component and was allocated to additional paid-in capital.
Subsequent to the adoption of ASU 2020-06 on January 1, 2021, which the Company elected to adopt using the modified retrospective method, the Company removed the impact of recognizing the Equity Component of the Convertible Notes (at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effect of the change was recognized as an adjustment to the opening balance of accumulated deficit at the date of adoption and the convertible notes are no longer bifurcated into separate liability and equity components.
Net Loss Per Common Share—Net loss per common share is calculated using an earnings allocation formula that determines net loss per share for the holders of the Company's common shares. Net income available to common shareholders is allocated to each share on an as-converted basis as if all of the earnings for the periods when the Company is in a net income position.
Diluted net income per share is computed using the if-converted method. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, and convertible instruments. Common equivalent shares are excluded from the computation of diluted net income per share if their effect is anti-dilutive.
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
Accounting Standards Updates—Recently Adopted
In August 2020, the FASB issued ASU 2020-06. The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity.

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
The Company elected to early adopt this guidance effective January 1, 2021 under the modified retrospective adoption approach and the comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. The cumulative effect of the change was recognized as an adjustment to the opening balance of accumulated deficit at the date of adoption and our convertible notes due September 1, 2024 are no longer bifurcated into separate liability and equity components as described in Note 9 of the Company’s Consolidated Financial Statements. The principal amount of our convertible notes due September 2024 is classified as a liability only in the consolidated balance sheet for the period ended December 31, 2021. Upon adoption of ASU 2020-06, we recorded an adjustment to the convertible notes liability component, equity component (additional paid-in-capital) and accumulated deficit. This adjustment was calculated based on the carrying amount of the convertible notes as if it had always been treated as a liability only. Furthermore, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components under the same premise, as if debt issuance costs had always been treated as a contra liability only. In addition, we derecognized deferred income tax liabilities associated with the equity component of the convertible notes, which the impact is fully offset by the change in valuation allowance. Lastly, interest expense related to the accretion of our convertible notes due September 1, 2024 is no longer recognized.
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
Accounting Standards Updates—Recently Issued
There are no applicable material accounting pronouncements recently issued that have not yet been adopted by the Company.

3. Marketable Securities
Available-for-sale marketable securities and cash and cash equivalents consist of the following (in thousands):

	December 31, 2021
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$41,285	$—	$—	$41,285
Money market funds, included in cash equivalents	70,248	—	—	70,248
Total	$111,533	$—	$—	$111,533

	December 31, 2020
	Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,616	$—	$—	$44,616
Money market funds, included in cash equivalents	46,820	—	—	46,820
Total	$91,436	$—	$—	$91,436
Marketable securities:
Domestic corporate debt securities	$18,266	$21	$(2)	$18,285
Domestic corporate commercial paper	4,993	2	—	4,995
Total	$23,259	$23	$(2)	$23,280
The Company reviews marketable securities whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive income.
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense on the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. There was one available-for-sale debt security in an unrealized loss position at December 31, 2020 for which an allowance for credit losses was not recorded as it was attributable to changes in interest rates and the Company did not believe any unrealized losses represented credit losses. There were no available-for-sale debt securities or unrealized losses at December 31, 2021.
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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the twelve months ended December 31, 2021 and 2020.
The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2021 and December 31, 2020 (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$41,285	$—	$—	$41,285
Money market funds (1)	70,248	—	—	70,248
Total	$111,533	$—	$—	$111,533

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$44,616	$—	$—	$44,616
Money market funds (1)	46,820	—	—	46,820
Total	$91,436	$—	$—	$91,436
Marketable securities:
Domestic corporate debt securities (2)	$—	$18,285	$—	$18,285
Domestic corporate commercial paper (2)	—	4,995	—	4,995
Total	$—	$23,280	$—	$23,280
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
The Company’s Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair values of the Convertible Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of December 31, 2021 was $186.2 million.
The Company’s Term Loan falls into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. The estimated fair value of the Term Loan as of December 31, 2021 was $144.9 million.
As of December 31, 2021, the carrying amounts of the cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and operating lease liabilities approximated their estimated fair values.
5. Inventory
Inventory consists of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$7,159	$5,228
Work in process	1,335	667
Finished goods	2,879	3,279
Total inventories	$11,373	$9,174
Finished goods manufactured by the Company have a 36-month shelf life from date of manufacture.
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (In Years)	December 31,
		2021	2020
Furniture and fixtures, lab and office equipment	5	$299	$299
Computer equipment and software	3	2,697	2,697
Manufacturing equipment	10	1,616	1,616
Leasehold improvements	Shorter of useful life or remaining lease term	183	183
Construction in progress		28	—
		4,823	4,795
Less: accumulated depreciation		(4,176)	(3,999)
Property and equipment, net		$647	$796
In the year ended December 31, 2020, the Company performed a qualitative impairment analysis to determine if any of the assets displayed indicators of impairment that would trigger the need for further analysis, and concluded that there were indicators of impairment for property and equipment. As a result of the abandonment of our leases (see Note 18), we disposed leasehold improvements, computer equipment, lab and office equipment, and furniture and fixtures and recorded a $0.6 million loss on disposal for these assets during the year ended December 31, 2020. No triggering events were identified in the year ended December 31, 2021.
Depreciation expense related to property and equipment was approximately $0.2 million, $0.9 million and $1.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
7. Intangible Assets
The following table presents intangible assets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020	Estimated useful life (years)
Acquired and in-licensed rights	$8,712	$8,712	11
Less: accumulated amortization	(3,726)	(2,927)
Total intangible asset, net	$4,986	$5,785
The acquired and in-licensed rights relate to the milestone of €8.0 million (approximately $8.7 million) paid to Ipsen, which was triggered by the FDA approval of TYMLOS on April 28, 2017.
The Company recorded $0.8 million in amortization expense related to intangible assets, using the straight-line methodology which is considered the best estimate of economic benefit, during each of the twelve months ended December 31, 2021, 2020, and 2019, respectively. Estimated future amortization expense for intangible assets as of December 31, 2021 is $0.8 million per year over the remaining life of 6.25.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Commercial costs	$3,179	$3,901
Product revenue reserves	24,596	14,650
Royalty payable	3,234	2,999
Research costs	25,385	20,061
Payroll and employee benefits	10,133	10,999
Interest	3,101	3,153
Professional fees	3,276	3,235
Restructuring	3,553	665
Other current liabilities	92	95
Total accrued expenses and other current liabilities	$76,549	$59,758
In December 2021, the Company decided on organizational changes, which would result in a reduction in headcount in the first quarter of 2022. The reduction in workforce focused on the functions that directly or indirectly supported abaloparatide. Costs incurred comprise of contractual termination benefits and one-time termination benefits to employees who are involuntarily terminated. Contractual termination benefits are typically recognized when it is probable the employees will be entitled to benefits and the amount can be reasonably estimated. One-time termination benefits are recognized ratably over the future service period. The Company expects the aggregate of such costs to be approximately $3.7 million. As of December 31, 2021, the Company has recognized $3.6 million in costs, $2.3 million of which are recorded within research and development and $1.3 million of which are selling, general and administrative expenses in the consolidated statement of operations. No amounts have been paid as of December 31, 2021, and $3.6 million of accrued restructuring is included within accrued expenses and other current liabilities on the consolidated balance sheet.
9. Convertible Notes Payable
On August 14, 2017, in a registered underwritten public offering, the Company issued $300.0 million aggregate principal amount of 3% Convertible Senior Notes due September 1, 2024 (the “Convertible Notes”). In addition, on September 12, 2017, the Company issued an additional $5.0 million principal amount of Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. In accordance with accounting guidance for debt with conversion and other options, and prior to the adoption of ASU 2020-06 on January 1, 2021, the Company separately accounted for the liability component (the “Liability Component”) and embedded conversion option (the “Equity Component”) of the Convertible Notes by allocating the proceeds between the Liability Component and the Equity Component, due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. In connection with the issuance of the Convertible Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the Liability and Equity Components based on the allocation of the proceeds. Of the total $9.4 million of debt issuance costs, $4.3 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $5.1 million was allocated to the liability component and is now recorded as a reduction of the Convertible Notes in the Company’s consolidated balance sheet.
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
The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Convertible Notes may be redeemed at the Company’s option, in whole or in part, if the conditions described below are satisfied. The redemption of the Convertible Notes may also be subject to certain restrictions included in Note 10, “Term Loan and Credit Facility.” The Convertible Notes will mature on September 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 20.4891 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $48.81 per share of common stock).
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
As of December 31, 2021, none of the above circumstances had occurred and, as such, the Convertible Notes were not convertible.
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
In March 2021, the Company entered into separate, privately negotiated transactions with certain holders of the Convertible Notes to repurchase $112.2 million face amount of the Convertible Notes for a cash purchase of $108.6 million. As the Company only extinguished a portion of the debt, the difference between the reacquisition price and the net carrying amount of the extinguished portion resulted in a gain on extinguishment of $2.0 million. Third party costs associated with the extinguishment of $0.3 million were included in selling, general and administrative expense for the twelve months ended December 31, 2021.
The outstanding balances of the Convertible Notes as of December 31, 2021 consisted of the following (in thousands):

December 31, 2021
Liability
Principal	$192,753
Less: debt discount and issuance costs, net	(2,274)
Net carrying amount	$190,479

The debt issuance costs on the Convertible Notes will be amortized over the remaining period.
Prior to January 1, 2021, the Company separated the Convertible Notes into liability and equity components. On issuance, the carrying amount of the equity components was recorded as a debt discount and subsequently amortized into interest expense. The Company determined the expected life of the Convertible Notes was equal to their seven-year term. Effective January 1, 2021 the effective interest rate on the Convertible Notes for the period from the date of issuance through December 31, 2021 was 3.43%.
As of December 31, 2021, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes.
The following table sets forth total interest expense recognized related to the Convertible Notes during the twelve months ended December 31, 2021, 2020, and 2019 (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019

Contractual interest expense	$6,493	$9,150	$9,150
Amortization of debt discount	880	17,403	15,213
Amortization of debt issuance costs	49	651	572
Total interest expense	$7,422	$27,204	$24,935
Future minimum payments on our convertible notes payable as of December 31, 2021 is as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022	5,783
2023	5,783
2024 and thereafter	198,535
Total minimum payments	$210,101
Less: interest	(17,348)
Less: debt discount and issuance costs, net	(2,274)
Less: current portion	—
Convertible Notes	$190,479
10. Term Loan and Credit Facility
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
The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility,” together with the Term Facility, the “Facilities”) under which the Borrowers may borrow up to $25.0 million, the availability of which is determined based on a borrowing base as follows: (i) up to 85% of the net collectable value of the Borrowers’ domestic accounts receivable due from eligible direct and third-party payors, plus (ii) up to 40% of the Borrowers’ domestic eligible inventory, minus certain reserves; provided that the availability from eligible inventory may not exceed 20% of the borrowing base at any time.
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
On March 11, 2021, the Company received proceeds of $122.6 million under the Term Facility, net of fees and expenses of $2.4 million. With the issuance of a new term loan, the Company performed an assessment comparing the discounted cash flows of the original debt and the new debt as of the modification date and concluded that the change is considered a modification. As of the modification date, the Company established a new effective interest rate based on the carrying value of the debt and the revised cash flows. Fees paid to the lender of $2.4 million were capitalized as debt discount and will be amortized to interest expense using the effective interest method over the term of the loan. Third party costs associated with the modification of $2.8 million were included in selling, general and administrative expense for the twelve-months ended December 31, 2021. The outstanding balance of the Term Loan as of December 31, 2021 was (in thousands):

Term loan
Principal	$150,000
Less: debt issuance costs, net	$(1,735)
Net carrying amount	$148,265
The following table sets forth total interest expense recognized related to the Term Facility during the twelve months ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020

Contractual interest expense	$10,113	$771
Amortization of debt discount	720	4
Total interest expense	$10,833	$775
Future minimum payments on the Term Facility as of December 31, 2021 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022	11,625
2023	61,302
2024	102,260
Total minimum payments	$175,187
Less: interest	(25,187)
Less: unamortized issuance costs	(1,735)
Less: current portion	—
Long Term Debt	$148,265
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
At December 31, 2021, there were 2,180,815 shares available for future sale to employees under this plan. As of December 31, 2021, the Company recorded a liability of $0.5 million related to employee withholdings under this plan.
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
As of December 31, 2021, an aggregate of 7,464,256 common shares remained outstanding under all of the Company’s stock based compensation plans. The number of common shares remaining available for granting of future awards under these plans was approximately 2,830,941 at December 31, 2021.
The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its employee stock options. The weighted-average grant-date fair value per share of options granted during 2021, 2020, and 2019 was $10.69, $10.23, and $12.97 respectively. The weighted-average assumptions used in the Black-Scholes option-pricing model were as follows:

	Years Ended December 31,
	2021	2020	2019
Expected term (years)	6.15	6.17	6.13
Volatility	65%	67%	72%
Expected dividend yield	0%	0%	0%
Risk-free interest rates	0.87%	0.65%	2.35%
A summary of stock option activity for the year ended December 31, 2021 is as follows (in thousands, except for share, per share, and weighted-average contractual life amounts):

	Shares	Weighted-Average Exercise Price (in dollars per share)	Weighted-Average Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	4,258,162	$29.50
Granted	4,196,735	18.25
Exercised	(210,091)	19.26
Canceled	(676,162)	19.22
Expired	(1,139,388)	38.13
Options outstanding at December 31, 2021	6,429,256	$22.03	7.54	$1,107
Options exercisable at December 31, 2021	1,945,889	$31.44	5.16	$1,107
The aggregate intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by employees to exercise the option) during the years ended December 31, 2021, 2020, and 2019 was $0.5 million, $1.6 million, and $4.2 million, respectively.
As of December 31, 2021, there was approximately $38.1 million of total unrecognized compensation expense related to unvested option-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3.08 years.
Restricted Stock Units
A summary of RSU activity during the year ended December 31, 2021 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding at December 31, 2020	596,260	$20.52
Granted	243,725	16.98
Vested	(263,236)	20.71
Forfeited	(132,138)	20.47
RSUs Outstanding at December 31, 2021	444,611	$18.41
The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2021, 2020, and 2019 was $16.98, $19.38, and $20.04. The total fair value of RSUs vested (measured on the date of vesting) for the years ended December 31, 2021, 2020, and 2019 was $4.8 million, $4.7 million, and $1.8 million respectively.
As of December 31, 2021, there was approximately $4.7 million of total unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.76 years.
Performance Options
During the twelve months ended December 31, 2021, and 2020 the Company awarded 460,000 performance stock options (“PSOs”) and 575,000 PSOs, respectively, to an employee. Each PSO entitles the holder to receive one share of the Company’s common stock if and when the PSO vests. The 460,000 PSOs vest 100% upon achievement of a stock price hurdle over a specified performance vesting period, while the 575,000 PSOs vest in 25% increments upon achievement of specific total shareholder return over a prespecified number of consecutive trading days. The PSOs vest upon achievement of certain performance targets within a pre-specified period from the grant date. As these PSOs vest based on the achievement of market conditions, the grant date fair values were determined using a Monte-Carlo valuation model. The Monte-Carlo valuation model considered a variety of potential future share prices for the Company as well as its peer companies in the selected market index. The weighted-average grant date fair value of PSOs granted with market-based vesting conditions in the twelve months ended December 31, 2021, and 2020, were $6.29 and $9.12, respectively, based on the valuation models. No such awards were granted in the twelve months ended December 31, 2019. The vesting of any earned options is subject to the employee’s continued service relationship with the Company through each vesting date. During the years ended December 31, 2021, 2020, and 2019, no PSOs vested.
A summary of PSO activity during the twelve months ended December 31, 2021 is as follows:

	PSOs	Weighted-Average Grant Date Fair Value (in dollars per share)
PSOs Outstanding at December 31, 2020 (a)	575,000	$9.12
Granted	460,000	6.29
Vested	—	—
Forfeited	—	—
PSOs Outstanding at December 31, 2021	1,035,000	$7.86
(a) The above table has been corrected for certain prior year errors. Previously reported weighted-average grant date fair value per share for PSOs outstanding at December 31, 2020 was $16.46.
As the performance condition must be met for the awards to vest, compensation cost will be recognized over the requisite service period. The total expense recognized for these PSOs during the years ended December 31, 2021, 2020, and 2019, was approximately $3.7 million, $2.4 million, and $0, respectively. As of December 31, 2021 there was approximately $2.0 million of total unrecognized compensation expense related to unvested PSOs, which is expected to be recognized over a weighted-average period of approximately 1.02 years.
Share-Based Compensation Expense
The following table summarizes share-based compensation expense by financial statement line (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$6,164	$6,654	$8,768
General and administrative	16,621	18,044	14,847
Share-based compensation expense included in operating expenses	$22,785	$24,698	$23,615
12. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to Customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the twelve months ended December 31, 2021 and 2020 (in thousands):

	Chargebacks, Discounts, and Fees	Government and Other Rebates	Returns	Total
Ending balance at December 31, 2019	$5,739	$17,280	$1,583	$24,602
Provision related to sales in the current year	20,549	76,166	1,938	98,653
Adjustment related to prior periods sales	(107)	(1,551)	—	(1,658)
Credits and payments made	(24,290)	(77,251)	(949)	(102,490)
Ending balance at December 31, 2020	$1,891	$14,644	$2,572	$19,107
Provision related to sales in the current year	21,022	105,986	90	127,098
Adjustment related to prior periods sales	(108)	(2,423)	(2,249)	(4,780)
Credits and payments made	(20,744)	(93,603)	(189)	(114,536)
Ending balance at December 31, 2021	$2,061	$24,604	$224	$26,889
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
During the twelve months ended December 31, 2021 and 2020, the Company recognized $0 and $30.0 million, respectively, of license revenue, as it had satisfied its promises under the performance obligation for the license, including the transfer of know-how and regulatory filings, by transferring them at a point in time during the quarter. During the twelve months ended December 31, 2021, 2020, and 2019, the Company recorded $51.5 million, $39.3 million, and $0, respectively, as reductions of research and development expenses for reimbursement of transition services performed under the TSA. As of December 31, 2021 and 2020, we had a receivable of $11.8 million and $21.4 million, respectively, related to reimbursable research and development expenses under this agreement, which is presented in other current assets on the consolidated balance sheet.
14. Net Loss Per Share
Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(70,176)	$(109,208)	$(132,993)
Loss attributable to common stockholders—basic	(70,176)	(109,208)	(132,993)
Loss attributable to common stockholders—diluted	$(70,176)	$(109,208)	$(132,993)
Denominator:
Weighted-average number of common shares used in loss per share— basic and diluted	47,216,754	46,459,366	46,026,217
Loss per share—basic and diluted	$(1.49)	$(2.35)	$(2.89)

The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the years ended December 31, 2021, 2020, and 2019 all of the Company’s options to purchase common stock, restricted stock units outstanding, performance units, and performance options were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Year Ended December 31
	2021	2020	2019
Options to purchase common stock	6,429,256	4,258,162	4,834,255
Restricted stock units	444,611	596,260	614,273
Performance units	—	—	79,000
Performance options	1,035,000	575,000	—
The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of December 31, 2021, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share. Effective January 1, 2021, the Company uses the if-converted method for the Convertible Notes as a result of the adoption of ASU 2020-06, as described in Note 2.
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
In consideration for these rights, the Company made nonrefundable, non-creditable payments in aggregate of $13.0 million to Ipsen, including payment in recognition of certain milestones having been achieved through December 31, 2021. The License Agreement provides for further payments upon the achievement of certain future regulatory and commercial milestones. Total additional milestone payments that could be payable under the agreement is €24.0 million (approximately $29.5 million). In connection with the FDA’s approval of TYMLOS in April 2017, the Company paid Ipsen a milestone of €8.0 million (approximately $8.7 million) under the License Agreement, which the Company recorded as an intangible asset within the consolidated balance sheet and will amortize over the remaining patent life or the estimated useful life of the underlying product. The License Agreement provides that the Company would pay to Ipsen a fixed five percent royalty based on net sales of products containing abaloparatide by the Company or its sublicensees on a country-by-country basis until the later of the last to expire of the licensed patents or for a period of 10 years after the first commercial sale in such country. The royalty expense was $10.9 million and $10.4 million for the years ended December 31, 2021 and 2020, respectively, which is recorded in cost of sales within the consolidated statement of operations and comprehensive loss. The date of the last to expire of the abaloparatide patents licensed from or co-owned with Ipsen, after patent extension, is expected to be April 28, 2031.
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
Pursuant to a June 2018 final decision in arbitration proceedings with Ipsen in connection with the License Agreement, the Company paid Ipsen $10.0 million (and pre-award interest of $0.8 million) and $5.0 million upon Teijin’s receipt of approval of Ostabalo in Japan. Under the final decision, the Company is obligated to pay Ispen a fixed mid-single-digit royalty based on net sales of abaloparatide in Japan. The Company recorded the $10.8 million payment to other operating expenses in the consolidated statement of operations and comprehensive loss in the second quarter of 2018.Pursuant to a final decision in arbitration proceedings with Ipsen in connection with the License Agreement, we paid Ipsen $5.0 million upon the approval of Ostabalo. Under the final decision, we are also obligated to pay Ipsen a fixed mid single-digit royalty based on net sales of abaloparatide in Japan. Royalties based on net sales of abaloparatide in Japan will be accrued during the period that revenue for such sales, which is subject to a royalty arrangement, is recognized and will be presented as cost of sales within the consolidated statement of operations and comprehensive loss.
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
Upon execution of the Teijin Agreement, the transaction price included only the $10.0 million up-front payment owed to the Company. As referenced above, the Company may receive further payments upon the achievement of certain regulatory and sales milestones, totaling up to $40.0 million, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term. The Company notes that these milestone and royalty payments represent variable consideration and amounts subject to the sales and usage-based royalty exception under ASC 606, respectively. The regulatory milestone payments representing variable consideration were fully constrained through December 31, 2021, and no amount will be recognized until the applicable regulatory milestones are achieved. The sales-based milestones and royalty payments subject to the sales and usage-based royalty exception will not be included in the transaction price until the underlying sales or sales-based milestones have been achieved.
16. Income Taxes
For the year ended December 31, 2021, 2020, and 2019 no income tax expense was recorded due to the Company’s net operating losses (NOLs) and full valuation allowance.
    The components of loss before provision for (benefit from) income taxes during the years ended December 31, 2021, 2020, and 2019 consisted of the following:

	Year Ended December 31,
	2021	2020	2019
United States	$(70,182)	$(109,208)	$(116,749)
Foreign	6	—	(16,244)
	(70,176)	(109,208)	(132,993)
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax benefit using U.S. federal statutory rate	$(14,737)	$(22,934)	$(27,918)
State income taxes, net of federal benefit	(1,752)	(2,108)	(5,486)
Stock-based compensation	5,921	6,315	4,379
Research and development tax credits	(4,301)	(5,222)	(2,491)
Change in the valuation allowance	13,975	28,443	26,918
Convertible note	—	(128)	(128)
Permanent items	110	287	457
Uncertain Tax Positions	15	12	—
Foreign rate differential	—	—	3,414
Capitalized R&D expenses	39	(5,641)	—
Other	730	976	855
Income tax expense	$—	$—	$—

The principal components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
NOL carryforwards	$257,080	$255,052
Capitalized research and development	14,103	13,615
Research and development credits	17,208	13,773
Interest Expense	8,649	4,614
Accrued expenses	5,662	4,253
Stock-based compensation	9,162	11,696
UNICAP	210	168
Credit loss reserve	546	1,059
Operating lease liability	222	1,431
Collaboration revenue	5,628	—
Convertible debt	937	—
Other	92	98
Gross non-current deferred tax assets	319,499	305,759
Valuation allowance	(318,766)	(283,684)
Net non-current deferred tax assets	$733	$22,075
Deferred tax liabilities:
Depreciation	$(533)	$(146)
Right-of-Use asset	(200)	(937)
Convertible debt	—	(20,992)
Gross non-current deferred tax liabilities	(733)	(22,075)
Net non-current deferred tax assets (liabilities)	$—	$—
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
The Company has recorded a valuation allowance against its net deferred tax assets in each of the years ended December 31, 2021, 2020, and 2019, because the Company’s management believes that it is more likely than not that these assets will not be realized. The increase in the valuation allowance of $35.1 million in 2021 primarily relates to the net loss incurred by the Company.
As of December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $1,033.8 million and $710.5 million, respectively, which may be used to offset future taxable income. Of the federal NOL amount, approximately $754.2 million will expire at various dates through 2037 and $279.6 million will carryforward indefinitely. The state NOLs will expire at various dates through 2041.
As of December 31, 2021, the Company also had federal and state tax credits of $14.8 million and $3.0 million, respectively, to offset future tax liabilities. The federal general business credits will expire at various dates through 2041 and the state research and development tax credits will expire at various dates through 2036.
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
The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2021, the unrecognized tax benefit was $4.5 million which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Uncertain Tax Position
	2021	2020	2019
Balance at January 1	$3,592	$2,563	$2,239
Decreases related to prior year tax positions	—	(1)	(285)
Increases related to prior year tax positions	—	—	92
Decreases related to current year tax positions	—	—	—
Increases related to current year tax positions	880	1,030	517
Balance at December 31	$4,472	$3,592	$2,563
The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. Generally, the tax years 2018 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.
No material interest or penalties have been recorded for the years ended December 31, 2021, 2020, or 2019. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.
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
As of December 31, 2021, the Company was not party to any significant litigation.
Kindeva
In February 2018, the Company entered into a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which 3M has agreed to exclusively manufacture Phase 3 and global commercial supplies of abaloparatide-coated transdermal system (“abaloparatide-TD”). In May 2020, 3M announced that it completed its sale of its drug delivery business, which manufactures clinical trial supplies of abaloparatide-TD, to Kindeva Drug Delivery (“Kindeva”), an affiliate of Altaris Capital Partners, LLC. The Supply Agreement was assigned to Kindeva as part of the transaction. Under the Supply Agreement, Kindeva will manufacture abaloparatide-TD for the Company according to agreed-upon specifications in sufficient quantities to meet the Company’s projected supply requirements. If abaloparatide-TD is commercialized, Kindeva would manufacture commercial supplies of abaloparatide-TD at unit prices that decrease with an increase in the quantity the Company orders. The Company would pay Kindeva a mid-to-low single-digit royalty on worldwide net sales of abaloparatide-TD and reimburse Kindeva for certain capital expenditures incurred to establish a commercial supply of abaloparatide-TD. The Company is responsible for providing, at its expense, supplies of abaloparatide drug substance to be used in manufacturing abaloparatide-TD. During the term of the Supply Agreement, Kindeva and the Company have agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology.
The initial term of the Supply Agreement began on its effective date, February 27, 2018, and will continue for five years after the first commercial sale of abaloparatide-TD. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. The Company may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting abaloparatide-TD, if it is unable to obtain U.S. regulatory approval for abaloparatide-TD within a certain time period, or if it ceases development or commercialization of abaloparatide-TD. Kindeva may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to abaloparatide-TD, if the Company is unable to obtain U.S. regulatory approval for abaloparatide-TD within a certain time period, or if the Company fails to order abaloparatide-TD for a certain period of time after commercial launch of abaloparatide-TD in the U.S. Upon certain events of termination, Kindeva is required to transfer the manufacturing processes for abaloparatide-TD to the Company or a mutually agreeable third party and continue supplying abaloparatide-TD for a period of time pursuant to the Company’s projected supply requirements.
In October 2018, the Company committed to fund 3M’s purchase of capital equipment totaling approximately $9.6 million in preparation for manufacturing Phase 3 and potential commercial supplies of abaloparatide-TD. Milestone payments for the equipment commenced in the fourth quarter of 2018 and are expected to be paid in full in the first quarter of 2022 . In addition, there are cancellable purchase commitments in place to fund the facility build out and future purchases of capital equipment. The Company has paid 3M and Kindeva approximately $63.0 million, in the aggregate, through December 31, 2021 with respect to performance under the Supply Agreement.
In June 2009, the Company entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which abaloparatide-TD development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019, after which it automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company pays 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. The Company has paid 3M and Kindeva approximately $31.8 million, in the aggregate, through December 31, 2021 with respect to performance under the Development Agreement.
Manufacturing Agreements
In June 2016, the Company entered into a Supply Agreement with Ypsomed AG (“Ypsomed”), pursuant to which Ypsomed agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide, the API for TYMLOS. The Company agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and paid a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement has an initial term of three years which began on June 1, 2017, after which, it automatically renewed for a two-year term. Following its current term, the agreement automatically renews for additional two-year terms, unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. During the two-year term beginning of May 2020, the Company is required to purchase a minimum number of batches for CHF 1.9 million ($2.0 million) through the year ended December 31, 2022.
In June 2016, the Company entered into a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), as amended, pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product containing the active pharmaceutical ingredient (“API”), to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. The Company has agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The term of the agreement automatically renewed on January 1, 2021 for an additional two-year term and will automatically renew for additional two-year terms thereafter unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.
In July 2016, the Company entered into a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as amended, as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually, equal to €2.9 million ($3.2 million) per year and $17.2 million in total through the year ended December 31, 2022. The agreement has an initial term of a six years, after which, it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
Asset Purchase Agreement

In December 2020, the Company entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of CBD related to the oral administration of a solution of CBD for therapeutic use in humans or animals. Under the terms of the agreement, the Company may be obligated to make additional payments of up to $60.0 million in future periods, which would become due and payable only upon the achievement of certain development milestones. In addition, the Company may be obligated to pay up to $30.0 million in sales milestones contingent upon the realization of sales revenues and sublicense revenue. As of December 31, 2021, the Company recognized a liability of $2.5 million, which is recorded as accrued expenses and other current liabilities within the consolidated balance sheet for certain development milestones that were deemed probable of achievement.
Related Party Transactions
Beginning in December 2019, a member of our Board of Directors had a familial relationship with an executive officer of one of our customers, AmerisourceBergen Corporation (“ABC”). The activities with ABC and its affiliates are in the ordinary course of business and are primarily for commercial distribution of TYMLOS and service fees. As of December 31, 2020, the Company recognized net revenues of approximately $23.7 million from ABC in connection with product sales of TYMLOS and paid ABC and its affiliates approximately $2.7 million for services under various commercial and services agreements. This relationship was terminated in January 2021 due to the departure of the director.
18. Leases
The Company has operating leases for corporate offices in Boston, MA, Waltham, MA, Wayne, PA, Durham, NC and for a research laboratory in Chandler, AZ. These leases have remaining lease terms of less than one year to four years, some of which include options to extend the leases for additional years, and of which includes the option to terminate the lease upon default by the Company. The options to extend and terminate the leases were not incorporated into the determination of the lease term as the exercise of such options was not reasonably certain at the lease commencement date based on assessment of economic factors.
In addition to the operating leases, the Supply Agreement with Kindeva is a multiple-element arrangement covering Phase 3 clinical materials and related services, potential commercial materials, and potential future royalty payments, as well as the construction of certain equipment, an isolator, to be used in the manufacture of the Phase 3 and potential commercial supplies of Product. The contractually stated cost of the isolator, as well as the costs of the other elements, represent the estimated standalone selling price and, therefore, no initial allocation was required to separate the cost of the isolator from the other elements. Under ASC 840, Leases, the Company was considered the accounting owner of the isolator equipment during construction and costs were recognized to research and development expense as incurred through December 31, 2020, since the equipment was assessed to not have alternative future use to the Company. Upon transition to ASC 842 on January 1, 2019, the Company continues to control the isolator during construction. As a result, costs will be recognized to research and development expense as incurred through completion since the equipment was again assessed to not have alternative future use to the Company and/or Kindeva.
On March 27, 2018, the Company announced organizational changes which included the closure of its Parsippany, NJ office and, on January 4, 2019, the Company ceased use of the office, triggering an impairment assessment. In connection with this assessment, the Company recorded an impairment loss of $0.3 million during the twelve months ended December 31, 2019.
On January 28, 2020, the Company amended the Waltham, MA operating lease, extending the lease expiration. In connection with the amendment, the Company remeasured the net present value of the remaining lease payments of the right-of-use assets and lease liabilities to a total of $2.1 million as of January 28, 2020. The Company recorded a total adjustment of $1.1 million to increase both the right-of-use assets and lease liabilities during the twelve months ended December 31, 2020.
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
On October 27, 2020, the Company entered into a fourteen-month operating lease for corporate office space in Boston, Massachusetts (the “Boston Lease”). The Boston Lease commenced in November 2020 when the Company took possession of the space. After the initial two-month free rent period following possession of the space, the operating lease will continue for a term of twelve-months. The lease automatically extends for an additional twelve-month period, unless written notice is provided to the landlord no later than two-months prior to the expiration of the then current Boston Lease term. The Company did not believe the exercise of the extension to be reasonably certain as of the lease commencement date and therefore did not include the extension as part of its recognized lease asset and lease liability. In November 2021, the Company extended the lease for an additional twelve months, and the Company increased the right-of-use asset and lease liability by approximately $0.3 million.
On May 19, 2021, the Company entered into a Surrender Agreement (the “Surrender Agreement”) with Rovi Corporation (“Sublandlord”) with respect to certain premises located in Wayne, PA (the “Premises”). The Surrender Agreement provides that the Company surrender the Premises to Sublandlord, and the Sublease Agreement, dated March 11, 2016, by and between the Company and Sublandlord will terminate by May 31, 2021.
In connection with the Surrender Agreement and to accelerate the expiration date of the term of the Sublease, the Company paid the Sublandlord a surrender fee of $1.0 million (the “Surrender Fee”) and recorded a gain of $0.9 million related to the termination of the lease during the twelve months ended December 31, 2021. The Surrender Fee serves as the final payment by the Company under the Sublease.
On May 21, 2021, the Company entered into a three-year operating lease for office space in Durham, North Carolina (the “Durham Lease”), and recorded a right-of-use asset and lease liability of approximately $0.3 million. The Company has the right to extend the term of the Durham Lease for one additional three-year term, which the Company did not include in the recognized right-of-use asset and lease liability as the Company did not believe the exercise of the extension to be reasonably certain as of the lease commencement date.
On August 25, 2021, the Company entered into a four-year operating sublease for laboratory and office space in Chandler, AZ (the “Arizona Lease”), and recorded a right-of-use asset and lease liability of approximately $0.2 million. The Company does not have a right to extend the term of the Arizona Lease.
On December 7, 2021, the Company entered into a lease assignment and assumption agreement for the Arizona Lease, where the Company will terminate the sublease agreement and assume the rights, title, and interest in the sublandlord’s original lease as of January 1, 2022, the effective date of the lease assignment and assumption agreement. There is no early termination fee in connection with the lease assignment and assumption. The Company will account for the lease assignment and assumption as of the effective date, January 1, 2022, in accordance with ASC 842.
The Company’s operating leases also include such costs as real estate taxes and common area maintenance charges. Such amounts have been recorded as variable lease costs within the consolidated statement of operations. During the twelve months ended December 31, 2021, 2020, and 2019 the components of lease expense were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Operating lease cost	$2,311	$2,555	$2,742
Variable lease cost	111	370	124
Total lease cost	$2,422	$2,925	$2,866
As of December 31, 2021, and 2020 the weighted average remaining lease term for the Company’s operating leases was 1.90 years and 3.70 years respectively.
As of December 31, 2021, and 2020 the weighted average discount rate for the Company’s operating leases was 3.48% and 5.75%.
Future payments of operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Year ending December 31,
2022	633
2023	176
2024	120
2025	30
Total Lease payments	959
Less: effect of discounted cash flows during the period	(31)
Total	$928
As of December 31, 2021, the Company had no short-term leases and there were no operating or finance leases that have not yet commenced.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is contained in Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Radius Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Radius Health, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting principle applied to its convertible senior notes effective January 1, 2021.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 24, 2022

ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required with respect to this item will be set forth in our definitive Proxy Statement to be delivered to our stockholders in connection with our Annual Meeting of Stockholders, which currently is expected to be held on June 8, 2022. Such information is incorporated herein by reference.
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
The remainder of the response to this item will be set forth in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required to be disclosed by this item will be set forth in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K		3.1	6/13/2014
3.2	Amended and Restated By-Laws	8-K		3.2	9/27/2021
4.1	Fifth Amended and Restated Stockholders’ Agreement, dated April 24, 2014, between the Company and the stockholders party thereto	S-1/A	333-194150	4.2	4/25/2014
4.2	Base Indenture, dated as of August 14, 2017, between the Company and Wilmington Trust, National Association	8-K		4.1	8/14/2017
4.3	First Supplemental Indenture, dated as of August 14, 2017, between the Company and Wilmington Trust, National Association	8-K		4.2	8/14/2017
4.4	Form of 3.00% Convertible Senior Note due 2024 (included in Exhibit 4.2)	8-K		4.3	8/14/2017
4.5	Description of Securities	10-K		4.5	2/27/2020
	Management Contracts and Compensatory Plans
10.1	Radius Health, Inc. 2003 Long-Term Incentive Plan (as amended)	10-K		10.20	3/10/2015
10.1(a)	Radius Health, Inc. 2003 Long-Term Incentive Plan Form of Stock Option Agreement	8-K	000-53173	10.32	5/23/2011
10.2	Radius Health, Inc. 2011 Equity Incentive Plan (as amended and restated)	8-K		10.1	5/27/2016
10.2(a)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Incentive Stock Options	10-K		10.2(a)	2/24/2017
10.2(b)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Non-Incentive Stock Options	10-K		10.2(b)	2/24/2017
10.2(c)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement, attached as Exhibit A thereto	10-K		10.2(c)	2/24/2017
10.3	Radius Health, Inc. 2018 Stock Option and Incentive Plan, together with forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement for Employees, Non-Qualified Stock Option Agreement for Non-Employee Directors, Restricted Stock Unit Agreement for Employees, and Restricted Stock Unit Agreement for Non-Employee Directors.	10-Q		10.5	8/7/2018
10.3(a)	Form of Restricted Stock Unit Agreement for Employees under Radius Health, Inc. 2018 Stock Option and Incentive Plan	10-K		10.3(a)	2/27/2020

10.4	Radius Health, Inc. 2016 Employee Stock Purchase Plan	8-K	10.2	5/27/2016
10.5	Radius Health, Inc. Amended and Restated Non-Employee Director Compensation Program	10-Q	10.1	05/07/2021
10.6	Form of Executive Severance Agreement	10-K	10.8	2/25/2021
10.7	Form of Indemnification Agreement between the Company and its Directors	10-K	10.18	2/28/2019
10.8	Form of Indemnification Agreement between the Company and its Officers	10-K	10.19	2/28/2019
10.9	Radius Health, Inc. Form of Employment Inducement Stock Option Agreement	10-Q	10.4	8/7/2018
10.10	Employment Agreement, dated April 24, 2020, between the Company and G. Kelly Martin	8-K	10.1	4/28/2020
10.11	Non-Qualified Stock Option Agreement, Inducement Stock Option Grant (Time-Based), dated April 28, 2020, between the Company and G. Kelly Martin	8-K	10.2	4/28/2020
10.12	Non-Qualified Stock Option Agreement, Inducement Stock Option Grant (Performance-Based), dated April 28, 2020, between the Company and G. Kelly Martin	8-K	10.3	4/28/2020
	Other Agreements
10.13^^	License Agreement, dated September 27, 2005, between the Company, as successor to Nuvios, Inc., and Ipsen Pharma SAS (f/k/a SCRAS S.A.S.) on behalf of itself and its affiliates, as amended on September 12, 2007 and May 11, 2011	10-Q	10.1	8/5/2021
10.14^	Scale-Up and Commercial Supply Agreement, dated February 27, 2018, between the Company and Kindeva Drug Delivery L.P., (formerly 3M Company and 3M Innovative Properties Company)	10-Q	10.1	5/10/2018
10.15^^	License Agreement, dated June 29, 2006, between the Company and Eisai Co., Ltd.	10-Q	10.3	8/5/2021
10.15(a)	License Agreement Amendment No. 1, dated March 9, 2015, between the Company and Eisai Co., Ltd.	10-Q	10.3	5/6/2015
10.16^	License and Development Agreement, dated July 13, 2017, between the Company and Teijin Limited	10-Q	10.1	11/2/2017
10.17^	Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q	10.1	8/4/2016
10.17(a)	Amendment No. 1, dated February 7, 2017, to Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q	10.11	8/7/2019
10.17(b)	Amendment No. 2, dated June 18, 2019, to Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q	10.2	8/7/2019

10.18^^	Commercial Supply Agreement, dated June 28, 2016, between the Company and Vetter Pharma International GmbH	10-Q	10.2	8/5/2021
10.18(a)^^	Amendment No. 1, dated December 1, 2019, to Commercial Supply Agreement, dated June 28, 2016, between the Company and Vetter Pharma International GmbH	10-K	10.20(a)	2/27/2020
10.19^	Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q	10.1	11/3/2016
10.19(a)^	Amendment No. 1, dated December 1, 2018, to Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q	10.1	5/8/2019
10.19(b)	Amendment No. 2, dated June 10, 2019, to Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q	10.3	8/7/2019
10.20	Indenture of Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	8-K	10.1	5/20/2014
10.20(a)	First Amendment, dated September 9, 2015, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.6	11/5/2015
10.20(b)	Second Amendment, dated April 22, 2016, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.2	5/10/2018
10.20(c)	Third Amendment, dated May 23, 2018, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.1	8/7/2018
10.20(d)	Fourth Amendment, dated January 28, 2020, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-K	10.22(d)	2/27/2020
10.21	Lease, dated June 28, 2017, between the Company and KBSIII Crosspoint at Valley Forge Trust	10-Q	10.1	8/4/2017
10.22	Sublease, dated March 11, 2016, between the Company and Rovi Corporation	10-Q	10.2	8/4/2017
10.22(a)	Surrender Agreement, dated May 19, 2021, by and between Rovi Corporation and Radius Health, Inc.	8-K	10.1	5/21/2021
10.23	Amended and Restated Credit and Security Agreement (Term Loan), dated as of March 3, 2021, by and among the Company, Radius Pharmaceuticals, Inc, Radius Health Ventures, Inc, and any additional borrower thereunder, MidCap Financial Trust, as a lender and administrative agent, and the financial institutions or other entities from time to time parties thereto	8-K	10.1	3/5/2021

10.24	Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of March 3, 2021, by and among Radius Health, Inc., Radius Pharmaceuticals, Inc., Radius Health Ventures, Inc., and any additional borrower from time to time, MidCap Funding IV Trust, as a lender and administrative agent, and the financial institutions or other entities from time to time parties thereto	8-K	10.2	3/5/2021
10.25	Partial Release and Acknowledgement, dated July 22, 2020, between the Company, Radius Pharmaceuticals, Inc., MidCap Financial Trust and MidCap Funding IV Trust	10-Q	10.2	11/5/2020
10.26	License Agreement, dated July 23, 2020, between Radius Pharmaceuticals, Inc. and Berlin-Chemie AG – Menarini Group	10-Q	10.1	11/5/2020
10.27^^	Asset Purchase Agreement, dated December 30, 2020, between Radius Pharmaceuticals, Inc. Benuvia Therapeutics Inc. and Fresh Cut Development LLC	10-K	10.37	2/25/2021
21.1	Subsidiaries of the Company				*
23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm (PCAOB ID #34)				*
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID #42)				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*
32.1	Section 1350 Certification of Chief Executive Officer				**
32.2	Section 1350 Certification of Chief Financial Officer				**
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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
Date: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. KELLY MARTIN	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
G. Kelly Martin

/s/ STEVEN HELWIG	Principal Financial Officer (Principal Accounting and Financial Officer)	February 24, 2022
Steve Helwig

/s/ WILLARD H. DERE	Director	February 24, 2022
Willard H. Dere

/s/ CATHERINE FRIEDMAN	Director	February 24, 2022
Catherine Friedman

/s/ JEAN-PIERRE GARNIER	Director	February 24, 2022
Jean-Pierre Garnier

/s/ OWEN HUGHES	Director	February 24, 2022
Owen Hughes

/s/ SEAN MURPHY	Director	February 24, 2022
Sean Murphy

/s/ MACHELLE SANDERS	Director	February 24, 2022
Machelle Sanders

/s/ ANDREW VON ESCHENBACH	Director	February 24, 2022
Andrew von Eschenbach