Form 10-K/A
period 2021-12-31
Radius Health, Inc.
filed 2022-05-03
CIK 1428522

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of April 26, 2022: 47,570,107
DOCUMENTS INCORPORATED BY REFERENCE
Auditor Firm ID: PCAOB 34    Auditor Name: Deloitte & Touche LLP    Auditor Location: Boston, MA, USA
Auditor Firm ID: PCAOB 42    Auditor Name: Ernst & Young LLP    Auditor Location: Boston, MA, USA

EXPLANATORY NOTE
    This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Radius Health, Inc. (the “Company”) for the fiscal year ended December 31, 2021 (the “2021 Fiscal Year”), as originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022 (the “Original Form 10-K”). The Company is filing this Amendment to amend Part III of the Form 10-K to include the information required by and intentionally omitted from Part III of the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K because the Company will not file its definitive proxy statement within 120 days of the end of the 2021 Fiscal Year.
    In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
    Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the dates described in the Original Form 10-K, and we have not updated the disclosures contained herein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

Radius Health, Inc.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
BOARD OF DIRECTORS
We currently have eight (8) Directors on our Board of Directors (the “Board”). Our Board is currently divided into three (3) classes with staggered, three-year terms. At each annual meeting of stockholders, the successor to each director whose term then expires will be elected to serve from the time of election and qualification until the third annual meeting of stockholders following election or such director’s death, resignation or removal, whichever is earliest to occur. The current class structure is as follows: Class I, whose term will expire at the 2024 Annual Meeting of Stockholders; Class II, whose current term will expire at the 2022 Annual Meeting of Stockholders, and if re-elected, whose new term will expire at the 2025 Annual Meeting of Stockholders; and Class III, whose term will expire at the 2023 Annual Meeting of Stockholders. The current Class I Directors are Owen Hughes and G. Kelly Martin; the current Class II Directors are Catherine J. Friedman, Jean-Pierre Garnier, Ph.D. and Andrew C. von Eschenbach, M.D.; and the current Class III Directors are Willard H. Dere, M.D., Sean Murphy and Machelle Sanders.
DIRECTOR BIOGRAPHIES
Information concerning our directors is set forth below. The biographical description of each director includes specific experience, qualifications, attributes and skills that led to the Board’s conclusion at the time of filing of this Amendment that each person listed below should serve as a director.
Class II Directors (Terms to Expire at the 2022 Annual Meeting)
The following table sets forth certain information regarding the members of our Board who are Class II Directors, including their positions with the Company and ages as of May 2, 2022.

Name	Age	Director Since	Position
Catherine J. Friedman	61	2015	Director
Jean-Pierre Garnier, Ph.D.	74	2015	Director
Andrew C. von Eschenbach, M.D.	80	2021	Director
The principal occupations and business experience, for at least the past five years, of each Class II Director are as follows:
Catherine J. Friedman has served on our Board since August 2015. She is a business executive with nearly 40 years of experience across finance, technology, and healthcare. Ms. Friedman is an Executive Venture Partner at GV, where she is a senior member of the investing team and advises the life sciences portfolio. Ms. Friedman has spent 15 years on the boards of leading public and private life sciences and technology companies. Recently, in addition to her role as Chair of the Board at Grail (acquired by Illumina), a biotechnology company, she has been an independent director at Vividion Therapeutics (acquired by Bayer), a biotechnology company, Lyell Immunopharma, a biotechnology company, Seer, Altaba (formerly Yahoo!), a management investment company, and Revolution Healthcare Acquisition Corp., a blank check company. Earlier in her career, Cathy spent nearly 24 years with Morgan Stanley. She held several executive positions, including Managing Director, Head of West Coast Healthcare, and co-head of Morgan Stanley's biotechnology practice. Ms. Friedman holds a B.A. in economics from Harvard University and an M.B.A from The University of Virginia's Darden School of Business. She is currently a foundation trustee for the University of California San Francisco and the University of Virginia's Darden School of business. We believe Ms. Friedman is qualified to serve as a member of our Board due to her extensive experience as a member on various boards of directors, her educational background and her previous leadership and management roles.
Jean-Pierre Garnier, Ph.D. has served on our Board since December 2015. Dr. Garnier is a member of the Board of Directors of Carrier Global Corporation (“CGC”), a global provider of building and cold chain technologies, where he has served since 2020 and also serves as Chair of the governance committee and a member of the compensation committee. Prior to joining CGC’s Board, Dr. Garnier served as a member of United Technologies Corporation’s Board from 1997 until 2020. Dr. Garnier also serves as Chairman of the Board of CARMAT SA, a medical device company focused on the development of a total artificial heart, Chairman of the Board of Cellectis, S.A., a biopharmaceutical company developing genome-edited technologies for cancer immunotherapy, and an Operating Partner at Advent International, a global private equity firm. Previously, Dr. Garnier served as the Chairman of the Board of Idorsia Ltd., a biopharmaceutical company, from 2017 to 2019, Chairman of the Board of Actelion Ltd., a biopharmaceutical company, from 2010 to 2017, Chairman of Alzheon, Inc., a biotechnology company, from 2016 to 2019, and a board member of Renault S.A., a global automobile manufacturer, from 2007 to 2017. In addition, Dr. Garnier previously served as Chief Executive Officer of Pierre Fabre SA, a pharmaceutical company, from 2008 to 2010, as Chief Executive Officer and Executive Member of the Board of Directors of GlaxoSmithKline plc from 2000 to 2008, as Chief Executive Officer of SmithKline Beecham plc, a pharmaceutical company, in 2000 and as Chief Operating Officer and Executive Member of the Board of Directors of SmithKline Beecham plc from 1996 to 2000. Dr. Garnier was previously a member of the Stanford Advisory Council on Interdisciplinary Biosciences, Weill Cornell Medical College and the Dubai International Capital Advisory Board. He is also a member of the Advisory Board of the Newman’s Own Foundation, a non-profit charitable foundation. Dr. Garnier received his M.Sc. in Pharmaceutical Science and Ph.D. in Pharmacology from Louis Pasteur University in France and M.B.A. from Stanford University. We believe Dr. Garnier is qualified to serve as a member of our Board because of his significant business and professional experience, including his extensive experience in the life sciences industry, membership on various boards of directors and his previous leadership and management roles.
Andrew C. von Eschenbach, M.D. has served on the Board since January 2021. Dr. von Eschenbach has been the President of Samaritan Health Initiatives, Inc., a health care policy consultancy, and an Adjunct Professor at University of Texas MD Anderson Cancer Center, since 2010. From 2005 to 2009, Dr. von Eschenbach served as Commissioner of the U.S. Food and Drug Administration (the “FDA”). He was appointed Commissioner of the FDA after serving for four years as Director of the National Cancer Institute at the National Institutes of Health. As a researcher, clinician and administrator, Dr. von Eschenbach served for 26 years at the University of Texas MD Anderson Cancer Center as Chairman of Urology, Director of the Prostate Cancer Research Program and Executive Vice President and Chief Academic Officer. He earned a B.S. from St. Joseph’s University and a medical degree from Georgetown University School of Medicine in Washington, D.C., where he completed a residency in surgery and urology and then a fellowship in urologic oncology. Dr. von Eschenbach has served as a director of Cellularity, Inc., a biopharmaceutical company, since 2017, of Bausch Health Companies, a biopharmaceutical company, since 2018, and of Wren Therapeutics Limited, a biopharmaceutical company, since November 2019. Previously, Dr. von Eschenbach served on the Boards of Banyan Biomarkers, Inc. a medical diagnostics company from 2012 until 2020, COTA, Inc., a medical informatics company, from 2015 to 2020, HistoSonics, Inc., a medical device company, from 2010 until 2019, and Viamet Pharmaceuticals, Inc., a biopharmaceutical company, from 2011 to 2018. We believe Dr. von Eschenbach’s broad experience serving as a director of public and private companies and non-profit organizations in the pharmaceutical and healthcare industries as well as his service as Commissioner of the FDA qualify him to serve as a member of the Board.
Class I Directors (Terms to Expire at the 2024 Annual Meeting)
The following table sets forth certain information regarding the members of our Board who are Class I Directors, including their positions with the Company and ages as of May 2, 2022.

Name	Age	Director Since	Position
Owen Hughes	47	2013	Chairman of the Board
G. Kelly Martin	63	2020	President, Chief Executive Officer and Director
The principal occupations and business experience, for at least the past five years, of each Class I Director are as follows:
Owen Hughes has served on our Board since April 2013 and as Chairman of the Board since March 2020. He is currently the Chief Executive Officer of a private biotech company focused on addressing toxic proteinopathies, and is the former Chief Executive Officer and co-founder of Cullinan Oncology, a publicly-traded oncology company from September 2017 to October 2021. Previously, Mr. Hughes served as the Chief Business Officer and Head of Corporate Development at Intarcia Therapeutics, Inc. (“Intarcia”), a biotechnology company focused on type II diabetes, from February 2013 to September 2017. Prior to his operating roles, Mr. Hughes spent 16 years on Wall Street in various capacities, including roles at Brookside Capital, an operating division of Bain Capital and Pyramis Global Advisors, a Fidelity Investments Company. Mr. Hughes is the former lead independent director of Translate Bio, Inc., a messenger RNA therapeutics company purchased by Sanofi Ventures, and currently serves on the Board of Wren Therapeutics Limited, a biopharmaceutical company focused on the development of small molecules for protein misfolding diseases. Mr. Hughes received his B.A. from Dartmouth College. We believe Mr. Hughes is qualified to serve as a member of our Board because of his extensive business and professional experience, including his experience in the venture capital industry and years of analyzing development opportunities in the life sciences sector.
G. Kelly Martin has served as our President and Chief Executive Officer and as a member of our Board since April 2020. Prior to joining us, Mr. Martin held the position of Chief Executive Officer of Novan, Inc., a clinical-stage nitric oxide biotechnology company, from April 2018 to February 2020, where he also acted as interim Chief Executive Officer from June 2017 until April 2018. Prior to joining Novan, Inc., Mr. Martin was the Chief Executive Officer of Malin Corporation PLC, a life sciences investment company, from August 2015 to October 2017. For over a decade, Mr. Martin was Chief Executive Officer of Elan Corporation plc, an Ireland-based pharmaceutical company focused on neurodegenerative diseases, which was sold to the Perrigo Company in 2013. He is currently Executive Chairman of Wren Therapeutics Limited, a biopharmaceutical company. Mr. Martin’s professional career started in finance having spent 22 years at Merrill Lynch & Co. Inc., where over the course of his career he worked in Tokyo, London, and New York. During that time, he had the opportunity to lead several global operating divisions for the company. We believe that Mr. Martin’s service as our Chief Executive Officer together with his extensive executive experience in the biopharmaceutical industry qualifies him to serve on our Board.
Class III Directors (Terms to Expire at the 2023 Annual Meeting)
The following table sets forth certain information regarding the members of our Board who are Class III Directors, including their positions with the Company and ages as of May 2, 2022.

Name	Age	Director Since	Position
Willard H. Dere, M.D.	68	2014	Director
Machelle Sanders	58	2021	Director
Sean Murphy	69	2020	Director
Willard H. Dere, M.D. has served on our Board since November 2014. Dr. Dere has served as the B. Lue and Hope S. Bettilyon Presidential Endowed Chair in Internal Medicine for Diabetes Research; Associate Vice President of Research for University of Utah Health Sciences; Co-Director of the Center for Clinical and Translational Science; Co-Director of the Center for Genomic Medicine; and Professor of Internal Medicine at the University of Utah School of Medicine since November 2014. Prior to that, he served at Amgen Inc. (“Amgen”), a biopharmaceutical company, as the Senior Vice President, Global Development from December 2004 to June 2007, and from April 2014 to October 2014, and as International Chief Medical Officer from January 2007 to April 2014. Before he joined Amgen in 2003, Dr. Dere served as Vice President of Endocrine, Bone and General Medicine Research and Development at Eli Lilly and Company, a pharmaceutical company, where he also held various other roles in clinical pharmacology, regulatory affairs, and both early-stage translational, and late-stage clinical research. Dr. Dere received B.A. degrees in History and Zoology and a M.D. degree from the University of California, Davis. He currently serves as a director of BioMarin Pharmaceutical Inc., Mersana Therapeutics, Inc., and Seres Therapeutics, Inc., each biotechnology companies. Dr. Dere previously served as a director of Ocera Therapeutics, a biotechnology company, from 2016 until 2017. We believe Dr. Dere is qualified to serve as a member of our Board because of his strong medical background and extensive experience in the pharmaceutical industry.
Machelle Sanders joined our board of directors in January 2021. Ms. Sanders currently serves as the Secretary of Commerce of the State of North Carolina, a position to which she was appointed in February 2021 by Governor Roy Cooper. Prior to being appointed as North Carolina’s Secretary of Commerce, Ms. Sanders served as Secretary of the North Carolina Department of Administration from January 2017 until February 2021. In the private sector, Ms. Sanders was most recently responsible for the Multiple Sclerosis franchise’s pharmaceutical operations and technology operational strategy at Biogen, Inc., a multinational biotechnology company, where she served in executive leadership roles from 2009 until 2016. She also was Vice President of Manufacturing and General Manager for Biogen’s RTP, NC facility, the company’s largest global manufacturing operation. Ms. Sanders has also held leadership positions in manufacturing, global quality assurance and quality control at Biogen, Inc., Purdue Pharmaceuticals, and Diosynth-Akzo Nobel, a company that developed and offered manufacturing processes for active ingredients for pharmaceutical companies. Ms. Sanders currently serves on the Board of Novan, Inc., a clinical-stage nitric oxide biotechnology company. We believe that Ms. Sanders’s broad and extensive knowledge of pharmaceutical and biotechnology manufacturing operations and quality systems and leadership experience qualifies her to serve on our board of directors.

Sean Murphy has served as a member of our board of directors since August 2020. He was the co-founder of and has previously served as an Executive Vice President of, Malin Corporation plc, a healthcare investment firm. From 2011 until 2018, Mr. Murphy also served as a senior advisor at Evercore Partners, an investment banking advisory firm. From December 1979 to March 2010, Mr. Murphy served as the head of corporate mergers and acquisitions and business development at Abbott Laboratories, a company engaged in the discovery, development, manufacture, and sale of a range of healthcare products. Mr. Murphy currently serves on the Boards of TriSalus Life Sciences, an immune-oncology company, Xenex Disinfection Services LLC, a biotechnology company, Immucor, Inc., an in vitro diagnostics company, and Prenosis Inc., a biotechnology company. He has previously served on the Boards of Poseida Therapeuticals from 2017 to 2021, Melinta Therapeutics, Inc., a life sciences company, from 2015 to 2018, Novan, Inc., a clinical-stage nitric oxide biotechnology company, from 2015 to 2018 and Nordion, Inc., a life sciences company, from 2010 until 2017. Mr. Murphy received his M.S. in Finance from the University of Illinois at Urbana-Champaign and his B.B.A. in Business Administration and Finance from Western Illinois University. We believe that Mr. Murphy’s extensive experience and leadership in the life sciences and financial industries qualify him to serve on our board of directors.
We believe that all of our current Board members possess the professional and personal qualifications necessary for Board service and have highlighted particularly noteworthy attributes for each Board member in the individual biographies above.
EXECUTIVE OFFICERS
The following table sets forth certain information regarding our executive officers, including their ages as of May 2, 2022.

Name	Age	Position
G. Kelly Martin	63	President, Chief Executive Officer and Director
Mark William Conley, CPA[1]	60	Vice President, Chief Financial Officer and Treasurer
Danielle Holtschlag	44	Vice President, Sales
Elizabeth Messersmith, Ph.D.[2]	62	Senior Vice President, Neuroscience Group
Chhaya Shah	58	Senior Vice President, Chief Business Officer
1    The Board appointed Mr. Conley as an executive officer of the Company, in March 2022.
2    The Board appointed Dr. Messersmith as an executive officer of the Company, in February 2022.

Biographical information pertaining to Mr. Martin, who is a director and executive officer of the Company, is included herein under “Director Biographies- Class I Directors (Terms to Expire at the 2024 Annual Meeting).”
Mark William Conley, CPA, serves as our Vice President, Chief Financial Officer and Treasurer since March 2022. Prior to joining us, Mr. Conley served as Vice President of Finance for Kaleido Biosciences, a clinical stage business focused on the development of novel microbiome metabolic therapies.  From August, 2012 through January, 2020, Mark worked for Valeritas, Inc., a medical device manufacturer and developer of drug delivery solutions for patients with diabetes. During his time at Valeritas he served as Vice President, Corporate Controller and Treasurer, and Director of Financial Planning & Analysis.  Subsequently, in February 2020, Valeritas filed a voluntary petition for bankruptcy protection under Chapter 11 of Title 11 of the United States Code after manufacturing was hampered by shutdowns in China and elsewhere resulting from COVID-19. The filing was made in the United States Bankruptcy Court for the District of Delaware (the “Court”). In March 2020, Valeritas obtained approval from the Court for the sale of its business operations to Zealand Pharma, A/S.  Previously, Mr. Conley was the Global Finance Director of the radiation instrumentation business at Thermo Fisher Scientific from 2007 to 2012. In addition, he served at Iron Mountain, Inc., an enterprise information management services company, as Vice President, Financial Planning & Analysis from 2005 to June 2007 and Division Controller from 1998 to 2004, as Chief Financial Officer and Controller at HoltraChem , a bulk chemical manufacturer and distributor, Group from 1996 to 1998 and in successive financial leadership roles including Operations Controller at Haemonetics Corporation, a provider of blood and plasma supplies and services, from 1991 to 1996. Mr. Conley earned a B.S. in Accounting from Oklahoma State University, an M.B.A. from Bryant College, and is a Certified Public Accountant.
Danielle Holtschlag has served as our Vice President of Sales since September 2021. Ms. Holtschlag came to Radius with over 20 years’ experience in the industry. She joined Radius from PharmaEssentia in the rare oncology space. Prior to PharmaEsssentia, Ms. Holtschlag worked for Intarcia Therapeutics, a biopharmaceutical company, supporting the commercial side of the business. Ms. Holtschlag has previously worked for several companies in the Biologics and Orthopedics categories, including 7 years at Genzyme, a biotechnology company, all on the commercial side of the business. Ms. Holtschlag holds a B.A. in Cultural Anthropology from Princeton University.

Elizabeth Messersmith, Ph.D., has served as our Senior Vice President, Neuroscience Group since March 2021. Dr. Messersmith joined Radius to build and advance assets in the Neuroscience therapeutic area, focusing on rare indications. In this role, she will utilize her degree in neuroscience, over 25 years of scientific and clinical translation experience leading 15 pivotal programs, to guide the neuroscience effort at Radius. Before joining Radius, Dr. Messersmith held various leadership roles to advance assets through drug development, from bench to patient. Formerly at Novan, Inc., a pharmaceutical company, since 2018, she was the Chief Development Officer, overseeing the development of a late phase pivotal asset. In this role, she was responsible for multiple disciplines, including Medical, Clinical Operations, Biometrics, and Regulatory Affairs. Before Novan, Dr. Messersmith was the Senior Vice President at Quark Pharmaceuticals, Inc. (2016), a private Softbank-funded company. There, she managed three late phase global clinical trials in major- and rare-disease. Prior to Quark, she was the head of research and development for Balance Therapeutics, Inc., a pharmaceutical company, and established the infrastructure for that organization to introduce a product back into clinical trials. Dr. Messersmith began her industry career at Elan Pharmaceuticals, a neuroscience-focused biotechnology company, in 1997, where she held various leadership roles over 11 years across Research and Development, advancing many candidates from a pharmacological target to a product in the clinic. Dr. Messersmith holds a B.S. in biology and a M.S. in physiology from the University of Kansas, and a Doctorate in neuroscience from the University of Texas, Health Science Center at Houston.
Chhaya Shah has served as our Senior Vice President and Chief Business Officer since June 2020. Previously, Ms. Shah served as our Senior Vice President, Technical Operations from July 2018 until June 2020. Since joining Radius, Ms. Shah has built our supply chain, distribution and pharmaceutical science capabilities, focused on developing and delivering medicine to patients. She joined Radius from Synergy Pharmaceuticals, Inc., a biopharmaceutical company, where she held the position of Senior Vice President, Technical Operations from December 2015 until July 2018, with oversight of its manufacturing, technical operations, quality assurance, and information technology functions. Prior to Synergy, Ms. Shah served in various leadership roles at Shire Pharmaceuticals LLC, a pharmaceutical and medicine manufacturing company, from October 2004 until December 2015. Ms. Shah holds a B.S. in electrical engineering from Wilkes University.

CORPORATE GOVERNANCE
General
Our Board has adopted Corporate Governance Guidelines, a Code of Conduct and Business Ethics and charters for our Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee to assist our Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters and our Code of Conduct and Business Ethics in the “Corporate Governance” section of the “Investors” page of our website located at www.radiuspharm.com, or by writing to our Secretary at our offices at 22 Boston Wharf Road, 7th Floor, Boston, Massachusetts, 02210. Information contained on or accessible through our website is not a part of this Form 10-K, and the inclusion of our website address herein is an inactive textual reference only.
Board Composition
Our Board currently consists of eight (8) members: Willard H. Dere, M.D., Catherine J. Friedman, Jean-Pierre Garnier, Ph.D., Owen Hughes, G. Kelly Martin, Sean Murphy, Machelle Sanders, and Andrew C. von Eschenbach, M.D. As indicated in our Restated Certificate of Incorporation and our Amended and Restated Bylaws, the authorized number of directors may be changed only by resolution of our Board. Any additional directorships resulting from an increase in the number of directors would be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of the outstanding shares of our Common Stock.
Our Board is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successor to each director whose term then expires will be elected to serve from the time of election and qualification until the third annual meeting following election or such director’s death, resignation or removal, whichever is earliest to occur.
Majority Voting in Director Elections
Our directors must be elected by a majority of votes cast in uncontested elections and by a plurality of votes cast in contested elections, which occurs where the number of director nominees exceeds the number of directors to be elected. Any incumbent director who is not re-elected must tender his or her resignation to our Board. Our Nominating and Corporate Governance Committee will make a recommendation to our Board as to whether to accept or reject the resignation, or whether other action should be taken. Our Board will act on the recommendation and publicly disclose its decision within 90 days following certification of the voting results. An incumbent director who tenders his or her resignation may not participate in such decisions of our Nominating and Corporate Governance Committee or our Board.
Director Independence
Our Board has affirmatively determined that each of Willard H. Dere, M.D., Catherine J. Friedman, Jean-Pierre Garnier, Ph.D., Owen Hughes, Sean Murphy, Machelle Sanders, and Andrew C. von Eschenbach, M.D. is an “independent director,” as defined under Nasdaq rules. In evaluating and determining the independence of the directors, our Board considered the relationships that each such director has with our Company and all other facts and circumstances that our Board deemed relevant in determining their independence, including the beneficial ownership of our Common Stock by each such director.
Director Candidates
Our Nominating and Corporate Governance Committee is responsible for searching for qualified director candidates for election to our Board and filling vacancies on our Board. To facilitate the search process, our Nominating and Corporate Governance Committee may solicit our current directors and executives for the names of potentially qualified candidates or ask directors and executives to pursue their own business contacts for the names of potentially qualified candidates. Our Nominating and Corporate Governance Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates, or consider director candidates recommended by our stockholders. Once potential candidates are identified, our Nominating and Corporate Governance Committee reviews the backgrounds of those candidates, evaluates candidates’ independence from the Company and potential conflicts of interest and determines if candidates meet the qualifications desired by the committee of candidates for election as a director. To the extent feasible, candidates are interviewed by our Nominating and Corporate Governance Committee, other members of our Board, and members of our executive management.
In considering whether to recommend any particular candidate for inclusion in our Board’s slate of recommended Director nominees, our Nominating and Corporate Governance Committee will apply the criteria set forth in our Corporate Governance Guidelines. These criteria include the candidate’s integrity, ethics and values; practical business judgment; experience in corporate management and finance; relevant social policy concerns; professional and academic experience relevant to our industry and operations; and experience as a board member or executive officer of another publicly held company. Our

Nominating and Corporate Governance Committee also considers the candidate’s diversity of expertise and experience in substantive matters pertaining to our business relative to other Board members, as well as diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience. Our Board evaluates each individual in the context of our Board as a whole, with the objective of assembling a group that can best perpetuate our success and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. In determining whether to recommend a director for re-election, our Nominating and Corporate Governance Committee may also consider the director’s past attendance at meetings and participation in and contributions to the activities of our Board.
Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential Director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the Nominating and Corporate Governance Committee, c/o Secretary, Radius Health, Inc., 22 Boston Wharf Road, 7th Floor, Boston, Massachusetts, 02210. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate candidates recommended by stockholders by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.
Board Diversity
Our Board values diversity as to experience, gender, and ethnicity/race, as well as to talents, ages, skills, viewpoints, professional experiences, geographies, and educational backgrounds. Our Nominating and Corporate Governance Committee does not have a policy (formal or informal) with respect to diversity, but takes into consideration each candidate’s ability, judgment and experience and the overall diversity and composition of our Board when recommending director nominees. Currently, three out of eight of our Board members are diverse in race, ethnicity and/or gender, as indicated in the below table:

Board Diversity Matrix
Total Number of Directors	8
	Male	Female	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	6	2	-	-
Part II: Demographic Background
African American or Black	-	1	-	-
Alaskan Native or Native American	-	-	-	-
Asian	1	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	5	1	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-
Did Not Disclose Demographic Background	-

Communications from Stockholders
Our Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. Our Secretary is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the Directors as he or she considers appropriate.

Communications are forwarded to all Directors if they relate to important substantive matters and include suggestions or comments that our Secretary and Chairman of our Board consider to be important for the Directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications. Stockholders who wish to send communications on any topic to our Board should address such communications to our Board of Directors by writing: c/o Secretary, Radius Health, Inc., 22 Boston Wharf Road, 7th Floor, Boston, Massachusetts, 02210.
For a stockholder communication directed to an individual Director in his or her capacity as a member of our Board, stockholders may send such communication to the attention of the individual Director by writing: c/o Chairman of the Board, Radius Health, Inc., 22 Boston Wharf Road, 7th Floor, Boston, Massachusetts, 02210. We will forward any such stockholder communication to each Director, and the Chairman in his capacity as a representative of our Board, to whom such stockholder communication is addressed, unless there are safety or security concerns that mitigate against further transmission.
Board Leadership Structure and Role in Risk Oversight
Our Board is currently chaired by Mr. Hughes. Our Board believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of our Board from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our Board as a whole. As such, Mr. Martin serves as our President and Chief Executive Officer while Mr. Hughes serves as the Chairman of the Board but is not an officer of the Company.
Our Board and Board committees have an active role in overseeing management of our risks. Our Board regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our Audit Committee oversees management of financial risks. Our Nominating and Corporate Governance Committee manages risks associated with the independence of our Board and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board stays regularly informed through committee reports about such risks. Our Board does not believe that its role in the oversight of our risks affects our Board’s leadership structure.
Delinquent Section 16(a) Reports
To the Company’s knowledge, based solely upon its review of copies of the Section 16(a) reports furnished to the Company and written representations that no other reports were required, the Company believes that during 2021, all filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners pursuant to Section 16(a) of the Exchange Act were complied with, except for one inadvertent late Form 4 for Ms. Shah reporting her receipt of a grant of restricted stock units awarded under the 2018 Stock Option and Incentive Plan.
Code of Ethics
We have adopted a Code of Conduct and Business Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees. A copy of our Code of Conduct is available on our website at www.radiuspharm.com in the “Corporate Governance” section of the “Investors” page. In addition, we intend to post on our website all disclosures that are required by SEC rules and/or Nasdaq rules concerning any amendments to, or waivers from, any provision of our Code of Conduct.
Director Attendance
The Board of Directors held six (6) meetings during the fiscal year ended December 31, 2021. During the fiscal year ended December 31, 2021, each of our incumbent Directors attended at least seventy-five percent (75%) of the aggregate of all meetings of our Board and committee on which the Director served during the period in which he or she was on the Board or committee, except for Dr. Garnier and Dr. von Eschenbach. Each of Dr. Garnier and Dr. von Eschenbach were unable to attend two (2) of the six (6) Board of Directors meetings and one (1) out of the two (2) Nominating and Corporate Governance Committee meetings due to professional conflicts with the scheduled meeting time.
Currently, we do not maintain a formal policy regarding director attendance at the Annual Meeting; however it is expected that absent compelling circumstances, directors will attend. All of our directors attended our 2021 Annual Meeting of Stockholders, except for one director.
Executive Sessions
As provided in our Corporate Governance Guidelines, our non-management directors meet in executive session without management directors or management present on a regularly scheduled basis, but no less than twice per year. In addition, our

Corporate Governance Guidelines provide that our independent directors must also meet separately at least once per year in an executive session.
BOARD COMMITTEES
Our Board currently has three standing committees—Audit, Compensation, and Nominating and Corporate Governance—each of which operates under a written charter that has been approved by our Board.
The members of each of our Board committees are set forth in the following chart. Mr. Martin does not currently serve on any of our Board committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Willard H. Dere, M.D.	X
Catherine J. Friedman	Chair	X
Jean-Pierre Garnier, Ph.D.		Chair	X
Owen Hughes		X	Chair
Sean Murphy	X
Machelle Sanders			X
Andrew C. von Eschenbach, M.D.			X
Audit Committee
Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, our Audit Committee:
•appoints, approves the compensation of, and assesses the independence of our registered public accounting firm;
•oversees the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•reviews and discusses with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•monitors our internal control over financial reporting, disclosure controls and procedures and Code of Conduct and Business Ethics;
•discusses our risk management policies;
•reviews and approves or ratifies any related person transactions; and
•prepares the Audit Committee Report required by SEC rules.
The members of our Audit Committee are Catherine J. Friedman, Willard H. Dere, M.D. and Sean Murphy. Ms. Friedman serves as chair of the committee. Our Audit Committee met six (6) times during the fiscal year ended December 31, 2021.
Each member of our Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and is able to read and understand fundamental financial statements, as required by the Nasdaq rules. In addition, our Board has determined that Ms. Friedman is an “audit committee financial expert” as defined under the rules of the SEC and has the requisite financial sophistication as defined under the Nasdaq rules.
Compensation Committee
Our Compensation Committee reviews and recommends policies relating to the compensation and benefits of our officers and employees, including our executive officers. The Compensation Committee, among other matters:
•reviews and approves, or makes recommendations to our Board with respect to, the compensation of our Chief Executive Officer and our other executive officers;

•oversees an evaluation of our senior executives;
•oversees and administers our cash and equity incentive plans;
•reviews and makes recommendations to our Board with respect to director compensation;
•reviews and discusses annually with management our “Compensation Discussion and Analysis”; and
•prepares the annual Compensation Committee Report required by Item 407(e)(5) of Regulation S-K.
Our Compensation Committee has the sole authority to retain, oversee or terminate the advice of compensation consultants, legal counsel and other advisors to assist in carrying out its responsibilities.
Our Compensation Committee may delegate its authority under its charter to one or more subcommittees as it deems appropriate from time to time as further described in its charter, which is available on our website at www.radiuspharm.com. Our Compensation Committee may also delegate to one or more executive officers the authority to grant equity awards to certain employees, as further described in its charter and subject to the terms of our equity plans.
The members of our Compensation Committee are Jean-Pierre Garnier, Ph.D., Catherine J. Friedman and Owen Hughes. Dr. Garnier serves as the chair of the committee. Our Compensation Committee met four (4) times during the fiscal year ended December 31, 2021.
Our Board has determined that each member of our Compensation Committee is independent under the Nasdaq rules, including the Nasdaq rules specific to compensation committee independence.
For information regarding the role of compensation consultants and executive officers in determining our executive compensation refer to “Executive Compensation—Compensation Discussion and Analysis—Role of Compensation Consultant in Determining Executive Compensation” and “Executive Compensation—Compensation Discussion and Analysis—Role of Executive Officers in Determining Executive Compensation” below.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee, among other things:
•identifies individuals qualified to become Board members;
•recommends to our Board the persons to be nominated for election as directors and to be appointed to each of the Board’s committees;
•reviews and makes recommendations to our Board with respect to management succession planning; and
•develops and recommends to our Board corporate governance guidelines.
Our Nominating and Corporate Governance Committee consists of Owen Hughes, Jean-Pierre Garnier, Ph.D., Machelle Sanders, and Andrew C. von Eschenbach, M.D. Mr. Hughes serves as the chair of the committee. Our Nominating and Corporate Governance Committee met two (2) times during the fiscal year ended December 31, 2021.

ITEM 11.    EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) provides an overview and analysis of the compensation awarded to, or earned by, our named executive officers (“NEOs”) for 2021, including the elements of our executive compensation program, the material compensation decisions made under that program for 2021 and the material factors considered in making those decisions. We collectively refer to our NEOs, other than our Chief Executive Officer (“CEO”), as our “Other NEOs.”
Our NEOs for 2021 were:

Name	Position
G. Kelly Martin	President, Chief Executive Officer and Director
Steven Helwig[1]	Principal Financial Officer, Principal Accounting Officer and Treasurer
Danielle Holtschlag.[2]	Vice President, Sales
Chhaya Shah	Senior Vice President and Chief Business Officer
James G. Chopas, CPA[1]	Former Principal Financial Officer, Principal Accounting Officer and Treasurer
Salvador Grausso[3]	Former Chief Commercial Officer
1    Mr. Helwig succeeded Mr. Chopas as Principal Financial Officer and Principal Accounting Officer of the Company, upon Mr. Chopas’ resignation in August 2021.
2    Ms. Holtschlag joined the Company in September 2021.
3    Mr. Grausso transitioned from his role as Chief Commercial Officer in November 2021 to Senior Vice President, Market Access.
Executive Summary and Company Background
We are a global biopharmaceutical company focused on addressing unmet medical needs in the areas of bone health, neuroscience, and oncology. We market TYMLOS® (abaloparatide) injection in the U.S. for the treatment of postmenopausal women with osteoporosis at high risk for fracture. Our clinical pipeline includes investigational abaloparatide subcutaneous injection (“abaloparatide-SC”) for potential use in the treatment of men with osteoporosis; an investigational abaloparatide transdermal system (“abaloparatide-TD”) for potential use in the treatment of postmenopausal women with osteoporosis; the investigational drug, elacestrant (RAD1901), for potential use in the treatment of hormone-receptor positive breast cancer, out-licensed to the Menarini Group; and the investigational drug RAD011, a synthetic cannabidiol oral solution with potential utilization in multiple neuro-endocrine, neurodevelopment, or neuropsychiatric disease areas, initially targeting Prader-Willie syndrome, Angelman syndrome and infantile spasms.
In 2021 we made progress toward achieving our stated corporate goals by, among other things:
•Achieving full-year 2021 TYMLOS U.S. net sales of approximately $219 million, an approximately 5% increase from full-year 2020.
•Achieving TYMLOS label updates to the Mechanism of Action section and to remove the boxed warning with an update to the Warnings and Precautions section for the potential risk of osteosarcoma.
•Announcing the Phase 3 ATOM study met its primary endpoint of change in lumbar spine bone mineral density in males with osteoporosis.
•Announcing positive results for Phase 3 EMERALD, a pivotal study evaluating elacestrant in breast cancer as a monotherapy vs. standard care for patients with ER+/HER2 advanced metastatic breast cancer (mBC), including those with the Estrogen Receptor Mutation (ESR1). The study met both primary endpoints for the overall population as well as the ESR1 mutation subgroup. The results will be part of a monotherapy NDA to be submitted in 2022.
•Building our neuroscience team centered around clinical development of our investigational synthetic cannabidiol oral solution (RAD011) which has potential utilization in multiple neurological orphan disease areas, including Prader-Willi Syndrome, Angelman’s Syndrome and Infantile Spasms.
In 2022, we are focused on our objectives to continue to grow our U.S. TYMLOS net revenues, improve productivity, patient conversion, and duration on therapy, and prepare RAD011 pivotal trials for advancements in targeting Prader-Willie syndrome, Angelman syndrome and infantile spasms.
In 2021, we achieved many operational and strategic successes, as noted above. However, these achievements were not reflected in the price of our Common Stock, which we believe was negatively impacted from the recent significant market dislocation for biotechnology and biopharmaceutical company values, as well as factors that had a more general market impact, including the COVID-19 pandemic. Within this challenging environment, we have the opportunity to differentiate ourselves. We have three distinct and valuable assets, over one hundred million dollars in cash and a manageable balance sheet, and we are working to improve margins, as well as our prospects of generating cash flow, all to build a strong foundation from which to create value for shareholders and other stakeholders. Actions taken by our Compensation Committee in 2021 include:
•Short-Term Incentives – Our Compensation Committee set challenging operational, pipeline and organizational goals aligned with our strategic objectives, including targets for net sales, cash burn reduction, business development and clinical milestones. For 2021, after reviewing our performance against these goals and each Other NEO’s performance during the year, we did not pay any of our Other NEOs more than their target bonuses, except for Mr. Helwig who received 120% of his target bonus based upon his performance with respect to his added responsibilities.
•Long Term Incentives – Our executives were granted stock options to emphasize our strategic focus on the performance of the price of our Common Stock. In February 2021, our Compensation Committee granted Mr. Martin a performance-based stock option that vests based on the Company’s attainment of a specified stock price hurdle within a five-year performance period. In addition to stock options, Mr. Helwig and Ms. Shah also received restricted stock units (“RSUs”) subject to time-based vesting as a long-term, retentive vehicle.
•Peer group – Our Compensation Committee revised our peer group for 2021 to properly reflect our stage of development, revenue, market capitalization, and the size of our workforce. For 2022, our Compensation Committee reviewed the peer group for continued comparability to ensure the group properly reflected our current stage of development, revenue, market capitalization and the size of our workforce. Based on that review, they made modifications to our peer group for 2022.
2021 was also a transitional year within our executive leadership team. As noted above, in August 2021, Mr. Chopas resigned as our principal financial officer (“PFO”) and Mr. Helwig assumed responsibility for this role, as well as the roles of interim principal accounting officer and interim treasurer. On March 16, 2022, Mike Conley was appointed as our chief financial officer and treasurer and designated as our PFO. Mr. Helwig has transitioned to our business development group. In addition, in September 2021 we hired Ms. Holtschlag as our Vice President, Sales and in November 2021 Mr. Grausso transitioned from his role as Chief Commercial Officer to Senior Vice President, Market Access. Mr. Grausso subsequently terminated employment in January 2022.
We believe our Compensation Committee has designed our executive compensation program to reflect our current size, strategy, and operational priorities, and, within the framework of this program, has motivated and incentivized our current management team to build long-term, sustainable stockholder value.
Compensation Philosophy and Objectives
We intend that total compensation for our NEOs, which we define as base salary, target annual incentives and annual equity award value, reflects our pay-for-performance compensation philosophy in order to attract, retain and motivate our executives who have relevant, critical skills and experience, and can make important contributions to the achievement of our business objectives. When our Compensation Committee allocates compensation among the elements of total compensation, it takes into consideration factors such as providing short- and long-term incentives related to our financial and operational performance, in a manner intended to align the interests of our NEOs with the interests of our stockholders, rewarding value creation and providing competitive pay and benefits to our NEOs. Variable incentive compensation (both short-term and long-term) is a key component of our compensation strategy and helps to ensure that total compensation reflects the overall performance of our Company.
To achieve our compensation objectives, we provide executives with the following fixed and variable compensation elements:

Compensation Element	Purpose
Base Salary	Recognizes performance of job responsibilities and attracts and retains individuals with superior talent
Annual Cash Incentives	Provides short-term incentives to attain key business objectives
Equity Incentive Awards	Promotes the maximization of stockholder value by aligning the interests of our executive officers and stockholders and enhances retention
Executive Target Pay Mix
Consistent with our desire to align pay and performance, we allocate the above-mentioned elements more heavily towards variable or at-risk incentive pay. Although our Compensation Committee does not target a specific allocation for each pay element, the Compensation Committee is nevertheless cognizant of delivering an appropriate balance between fixed and variable elements, as well as short- and long-term incentives, as evidenced in the following 2021 target pay mix allocation charts:

CEO Pay Mix
17%
Fixed
Long-Term 83%
Short-Term 17%
Base
17%
Options
83%
83%
Variable

Other NEOs Pay Mix
34%
Fixed
Long-Term 54%
Short-Term 46%
RSUs
7%
Base
34%
Options
47%
Bonus
12%
66%
Variable

Realizable Value
We believe strong pay-for-performance programs align the short- and long-term interests of management and stockholders. One way to demonstrate this alignment is to take a snapshot of compensation and note the variance between the ‘realizable value’ of such compensation, defined as the actual cash incentive payout and the value of equity awards using the price of our Common Stock at the end of the applicable fiscal year (assuming all applicable performance goals are met, in the case of equity awards), and the target values of compensation awarded.
The difference between the target values of our annual cash incentives and the grant date fair values of our annual equity incentives for 2021 (the bar labeled “Target Incentives” in the charts below) and the potential realizable pay (the bar labeled “Realizable as of FYE” in the chart below) provides an indication of the alignment of pay and performance in our executive compensation program. Potential aggregate realizable value for incentive pay for 2021 was less than the value of Target Incentives as a result of target or below target short-term incentive payouts and the decrease in and volatility of the price of our Common Stock in 2021.
“Target Incentives” is the grant date fair value of restricted stock units and stock options and the target value of annual cash incentives.
“Realizable as of FYE” is defined as the actual annual cash incentive received for 2021 performance, as well as the spread value of outstanding options as of December 31, 2021, the last trading day of the year (assuming all applicable performance goals are met), and the end of year value of time-based restricted stock units granted in 2021, when the price of our Common Stock closed at $6.92/share.

Strong Governance of our Compensation Program
Our pay-for-performance philosophy and compensation governance practices are designed to provide an appropriate framework for our executives to achieve our financial and strategic goals without encouraging them to take excessive risks in their business decisions. Some of our core practices include:

What We Do
✓ Deliver executive compensation primarily through performance-based pay
✓ Heavily weight executive compensation towards variable or at-risk incentive pay
✓ Maintain a clawback policy covering excess compensation (cash and equity) paid to our executive officers due to a material restatement of our financial statements as a result of intentional misconduct by an executive officer

✓ Maintain an independent compensation committee with entirely independent directors
✓ Retain and consult with an independent compensation consultant on compensation levels and practices
✓ Utilize an industry-specific peer group tailored to current market capitalization and stage of development and verifiable market data to benchmark competitive pay
✓ Set challenging short- and long-term incentive program goals
✓ Responsibly use shares under our long-term incentive program
✓ Grant equity awards with meaningful vesting periods
✓ Award bonuses consistent with performance
✓ Provide market-competitive benefits for executives which are consistent with the rest of our employees
✓ Conduct annual say-on-pay vote
What We Don’t Do
✗ No “single-trigger” change of control payments or equity acceleration
✗ No excessive perquisites
✗ No excise tax gross-ups to executives
✗ No hedging or pledging of our securities
✗ No guaranteed annual bonuses, salary increases or equity awards
✗ No stock option re-pricings without shareholder approval
✗ No supplemental executive retirement plans
Stockholder Say-On-Pay Vote Results
At our 2021 Annual Meeting of Stockholders held on June 9, 2021, we provided our stockholders with the opportunity to cast a non-binding advisory vote on the compensation of our NEOs. Approximately 86% of the votes cast on our “say-on-pay” vote were voted in favor of the proposal. We have considered the results of this vote and believe the strong support of our stockholders for the proposal indicates that our stockholders are supportive of our approach to executive compensation. Accordingly, we decided to maintain our general approach to executive compensation and made no significant changes to our executive compensation arrangements or to our compensation policies in response to the vote. In the future, we will continue to consider the outcome of our “say-on-pay” votes when making compensation decisions regarding our NEOs and determining compensation policies.
Determination of Compensation Awards
Our Compensation Committee has the principal authority for determining and approving, or recommending to our Board for approval, the compensation awards for our NEOs and is charged with reviewing our executive compensation policies and practices to ensure adherence to our compensation philosophies and objectives. In determining 2021 executive compensation, the Compensation Committee consulted with our CEO (other than with respect to his own compensation) and considered advice and data provided by the Compensation Committee’s independent compensation consultant, Pay Governance LLC (“Pay Governance”). Additional information regarding the roles of Pay Governance and our executive officers in our executive compensation program is provided below under the headings “Role of Compensation Consultant in Determining Executive Compensation” and “Role of Executive Officers in Determining Executive Compensation.” For 2021, Pay Governance assisted with benchmarking the compensation of our senior executives by providing peer group and market information to support the Company and Compensation Committee in determining competitive and appropriate pay levels.

Role of Compensation Consultant in Determining Executive Compensation
Our Compensation Committee has the sole authority under its charter to engage the services of a consulting firm or other outside advisor to assist it in designing our compensation programs and in making executive compensation decisions. Our Compensation Committee engaged Pay Governance as its compensation consultant in 2021 and considered the advice and data provided by Pay Governance when making executive compensation decisions in 2021. Pay Governance provided our Compensation Committee with peer group and market information for 2021 and 2022 that our Compensation Committee used when evaluating the competitiveness of our executive compensation program against the executive compensation programs of comparable companies, after accounting for our NEOs’ experience and responsibilities. Our Compensation Committee has considered the adviser independence factors required under SEC rules and the Nasdaq listing standards as they relate to Pay Governance and believes Pay Governance’s work did not raise a conflict of interest.
In February 2021, in connection with our Compensation Committee’s review of our executive compensation program, Pay Governance conducted and presented to the Compensation Committee a competitive assessment of our peer group, taking into account the Company’s progress in advancing its commercial and development programs and its growth. Our Compensation Committee, in consultation with Pay Governance, then selected a peer group based on similar stage of development, revenue, industry, market capitalization, employee size and executive role considerations.
The following peer group, consisting of 15 publicly traded companies that operate in the broader biopharmaceutical industries and that represent competitors to us for executive talent and capital, was used for the purposes of determining 2021 NEO compensation:

2021 Peer Group
ACADIA Pharmaceuticals, Inc.	Halozyme Therapeutics, Inc.	Sorrento Therapeutics, Inc.
Acceleron Pharma, Inc.	Intercept Pharmaceuticals, Inc.	Spectrum Pharmaceuticals, Inc.
Clovis Oncology, Inc.	Pacira BioSciences, Inc.	Travere Therapeutics, Inc.
Dynavax Technologies Corporation	PTC Therapeutics, Inc.	Vanda Pharmaceuticals Inc.
Flexion Therapeutics Inc.	Puma Biotechnology, Inc.	Vericel Corporation
Role of Executive Officers in Determining Executive Compensation
Our CEO made recommendations and provided to our Compensation Committee a review of the 2021 performance of our Other NEOs to assist it in determining 2021 compensation levels for our Other NEOs. While our Compensation Committee utilized this information and valued these observations with regard to compensation, the ultimate decisions regarding executive compensation were made by our Compensation Committee or our Board upon the recommendation of the Compensation Committee.
Components of Compensation
Our executive compensation program consists of three primary components: base salary, annual performance-based cash incentives, and equity-based incentives, historically in the form of time-based stock options. Beginning in 2020, our executive compensation program has also included performance-based equity compensation, both stock options and RSUs, for our CEO and has included time-vested RSUs for our Other NEOs.
Base Salary
The annual base salary for each of our NEOs was initially established at the time the executive was hired, based on an assessment of market data and the experience of the candidate, in order to develop a compensation package, including base salary, that was necessary to attract and retain each individual.
Our Compensation Committee periodically reviews and evaluates, with input from our CEO, other than with respect to his own salary, the need for adjustment of the base salaries of our NEOs based on changes and expected changes in the scope of an executive’s responsibilities, including promotions, individual contributions made by and performance of the executive during the prior fiscal year, the executive’s performance over a period of years, peer group data, overall labor market conditions, the relative ease or difficulty of replacing the executive with another well-qualified person, our overall growth and development as a company and general salary trends in our industry. No specific weight is assigned to any of these criteria.

The following table sets forth the annualized base salaries of our NEOs for 2021 and 2022.

Name	2021 Base Salary ($)	2022 Base Salary ($)	Percent Change[1]
G. Kelly Martin	600,000	700,000	17%
Steven Helwig	275,000	280,000	2%
Danielle Holtschlag	255,000	270,000	6%
Chhaya Shah	450,000	500,000	11%
James G. Chopas, CPA[2]	285,000	—	—
Salvador Grausso[3]	395,000	—	—
1    Represents the percentage change in base salary from the prior year. Base salaries are effective January 1 of the applicable year except in 2021 with respect to Ms. Holtschlag, who joined the Company in September, and Ms. Shah and Mr. Helwig whose salaries were increased in May and November from $420,000 and $255,000, respectively, due to the increased responsibilities for each individual resulting from the management transitions at the Company, as described above.
2    Mr. Chopas’ employment was terminated in August 2021, and he was succeeded by Mr. Helwig as PFO, Principal Accounting Officer and Treasurer of the Company.
3    The employment of Mr. Grausso was terminated in January 2022.
Annual Performance-Based Cash Incentives
We believe that the payment of annual, performance-based cash compensation provides incentives necessary to retain executive officers and reward them for short-term Company performance. Each Other NEO is eligible to receive an annual performance-based cash bonus based on the achievement of performance goals developed by our Compensation Committee or Board with input from our CEO. Each Other NEO has a target annual bonus award amount, expressed as a percentage of the Other NEO’s base salary. After the fiscal year is completed, the Compensation Committee reviews actual performance against the stated goals and determines subjectively what it believes to be the appropriate level of cash bonus, if any, for our Other NEOs. For 2021, the actual bonus amounts for our Other NEOs were approved by our Compensation Committee with input from our CEO.
Mr. Martin is not entitled to a performance-based cash bonus and did not receive one for 2021, but the Compensation Committee retains the discretion to award him a performance-based cash bonus in the future.
Our corporate, financial and operational goals for purposes of our 2021 annual bonus program were:

Goal
1. Abaloparatide:
    (a) Grow U.S. abaloparatide for subcutaneous injection (“abaloparatide-SC”) revenue from $207 million to high end target of $255 million
    (b) Make regulatory progress: U.S. black box adjustment; EU resubmission; Japan gain approval with partner organization
    (c) Add at least two countries to the global footprint
    (d) Complete the Phase 3 trial for the abaloparatide transdermal system (the “wearABLe Trial”) and develop transdermal launch plan

2. Elacestrant: (a) Complete trial and obtain data read out by the fourth quarter of 2021 (b) Progress business partnership model with Berlin-Chemie AG, a company of the Menarini Group
3. RAD011:
    (a) Complete core team build
    (b) Initiate Phase 2b/3 pivotal study for Prader-Willie syndrome
    (c) Finalize plan to initiate 1 or 2 additional studies by the fourth quarter of 2021 or the first quarter of 2022

4. Financial Performance: (a) Finish year as EBITDA positive (b) Maintain balance sheet cash: at least $90 million, exclusive of additional business development opportunities or transactions

In January 2022, our Compensation Committee met to review performance against the Company’s 2021 goals and determined that we had achieved or exceeded the majority of our goals and objectives for 2021. In particular, our Compensation Committee concluded that we made progress toward achieving key corporate and commercial objectives for 2021 by:
•Improving productivity, cash flow, balance sheet, and streamlining costs;
•In-licensing RAD011 and completing core team build;
•Operationalizing the business partnership with Berlin-Chemie AG, a company of the Menarini Group;
•Resubmitting abaloparatide in the EU, receiving approval in Japan and license in Canada;
•Receiving two U.S. label improvements; and
•Receiving results in the wearABLe Trial and the Phase 3 clinical trial evaluating abaloparatide-SC for use in males with osteoporosis.
In January 2022, our Compensation Committee also reviewed each Other NEO’s performance within the Other NEO’s area of responsibility. Based on the Compensation Committee’s assessment of each individual’s performance within such Other NEO’s area of responsibility, as well as the Other NEO’s contribution to the achievement of our corporate goals, and after considering input from our CEO, the Compensation Committee approved the bonuses for our Other NEOs set forth in the table below. The target performance bonus percentage levels for each of our Other NEOs did not increase in 2021 over 2020.

	2021 Target Bonus		2021 Actual Bonus
Name	% of Base Salary	($)	% of Base Salary	($)
G. Kelly Martin[1]	—	—	—	—
Steven Helwig[2]	25%	68,750	30%	82,500
Danielle Holtschlag[3]	30%	76,500	20%	51,000
Chhaya Shah	40%	180,000	40%	180,000
James G. Chopas, CPA[4]	30%	85,500	—	—
Salvador Grausso[5]	40%	158,000	20%	79,000
1Mr. Martin’s employment agreement provides that no annual cash bonuses are anticipated to be paid to him during the term, but may be awarded at the discretion of our Compensation Committee.
2Mr. Helwig received 120% of his target bonus based upon his performance with respect to his increased responsibilities resulting from management transitions at the Company, as previously described.
3Ms. Holtschlag joined the Company in September 2021 and, as a result, she received a pro-rated bonus amount.
4The employment of Mr. Chopas terminated in August 2021 and therefore he did not receive an annual bonus.
5Our Compensation Committee awarded Mr. Grausso 50% of his 2021 target bonus in connection with his departure from the Company in January 2022, based on the Company’s performance in 2021 and the fact that his departure was after the end of the year.
EQUITY-BASED AWARDS
Our Compensation Committee believes that our employees in a position to make a substantial contribution to our long-term success should have a significant and ongoing stake in our Company. Equity awards not only compensate our key employees but also motivate them and encourage retention by providing an opportunity for the recipients to participate in the ownership of our Company. In addition, we believe equity awards align the interests of our key employees with the interests of our stockholders.
We have historically made initial awards of stock options to our NEOs upon commencement of employment with us and from time to time thereafter as our Board or Compensation Committee determined to be appropriate to motivate, retain and reward our NEOs for their performance and our success. Equity awards have been tied to both time-based and performance-based vesting conditions. Generally, our time-based stock options vest as to 25% of the underlying shares on the first anniversary of the date of grant (or employment commencement date for initial awards) and in 36 equal monthly installments during the three years thereafter, subject to the holder’s continued service to the Company through each applicable vesting date.
In 2021, each of our Other NEOs received an award of stock options with time-based vesting conditions. In addition, in 2021, consistent with the Company’s pay-for-performance compensation philosophy, Mr. Martin received a grant of a performance-

based stock option the vesting of which was tied to the average closing price of our Common Stock over a five-year performance period. This option will vest if, during the five-year period following the grant date, the average closing price of our Common Stock over a period of 60 consecutive trading days reaches or exceeds $28.60 per share; provided that if such vesting criteria are met within the first year following the grant date, the stock options will be deemed to vest on the first anniversary of the grant date.
The performance-based target in the grant to Mr. Martin reflects the at-risk and performance-based nature of our compensation program. In 2021, each of our currently employed Other NEOs, with the exception of Ms. Holtschlag, also received RSUs, each tied to time-based vesting conditions.
The equity awards granted to our NEOs for 2021 and 2022 are each described in greater detail below.
Our Compensation Committee evaluates various factors when determining the number of equity-based awards to grant to our NEOs, including the base salary and target annual cash incentive opportunity of the NEO, the value of the total compensation package our Compensation Committee deems appropriate to attract and retain highly qualified NEOs in light of the competitive environment in which we operate, the NEO’s ability to influence and create long-term stockholder value and, with respect to awards granted to our NEOs from time to time after they have commenced employment, the equity-based holdings of the NEO and his or her performance in recent periods.
The following table sets forth the amount and terms of the equity awards granted to our NEOs in 2021. For a discussion of the impact that certain terminations of employment would have on the vesting of these awards, refer below to the heading “Potential Payments upon Termination or Change in Control.”

Name	Grant Date	Number of Shares Underlying Options Granted[1]	Number of RSUs Granted[2]
G. Kelly Martin	2/22/21	460,000	—
Steven Helwig	1/20/21	12,250	—
	2/22/21	20,000	—
	8/24/21	—	5,125
Danielle Holtschlag	10/15/21	50,000	—
Chhaya Shah	2/22/21	35,000	—
	5/17/21	—	10,000
James G. Chopas, CPA	1/20/21	20,000	—
	2/22/21	20,000	—
Salvador Grausso	2/22/21	60,000	—
1    All stock options listed were granted with an exercise price equal to the closing price of our Common Stock on the award grant date. For Mr. Martin, 100% of his stock options vest based on achievement of a pre-determined closing price of the Company’s stock over a five-year performance period, as described above. All other stock options listed vest as to 25% of the underlying shares on the one-year anniversary of the grant date, and on a monthly basis thereafter as to 1/48th of the underlying shares over the subsequent 36-month period, generally subject to the executive’s continued service to the Company through each applicable vesting date.
2    For Mr. Helwig and Ms. Shah, the RSUs vest in three substantially equal annual installments on each of the first three anniversaries of the grant date, subject to the executive’s continued service to the Company through such vesting dates.
On February 21, 2022, the Board, upon the recommendation of the Compensation Committee, approved an award of time-based RSUs and an award of performance-based RSUs (“PSUs”) to Mr. Martin pursuant and subject to the terms and conditions of the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”) in order to continue to closely align CEO equity compensation with shareholder value creation. PSUs subject to the award are eligible to be earned based on the achievement of specified stock price targets ranging from $10 to $20 per share during the period beginning on the grant date and ending on February 21, 2025 (the “PSU Performance Period”). Generally subject to the satisfaction of a one-year minimum vesting period, any PSUs that become earned will vest immediately as to fifty percent (50%) of the earned amount, with the remaining fifty percent (50%) vesting at the end of the PSU Performance Period, generally subject to Mr. Martin’s continued employment, with such PSUs forfeited if the 30-trading day average price is below $10 per share at the end of the PSU Performance Period. Mr. Martin is entitled to certain termination-related protection under the PSUs. As noted below, the time-based RSUs granted to Mr. Martin vest ratably on each of the first three anniversaries of the grant date.

In addition, the [Compensation Committee] approved time-based RSU awards to our currently employed Other NEOs. The following table sets forth the amount of the equity awards granted to our NEOs in early 2022.

Name	Grant Date	Number of Shares Underlying Options Granted	Number of PRSUs Granted[2]	Number of RSUs Granted[1]
G. Kelly Martin	2/21/22	—	960,000	75,000
Steven Helwig	1/14/22	—	—	15,000
Danielle Holtschlag	1/14/22	—	—	25,000
Chhaya Shah	1/14/22	—	—	65,000
1    The RSUs vest in three substantially equal annual installments on each of the first three anniversaries of the grant date, subject to the executive’s continued service to the Company through such vesting dates.
2    The PRSUs will become earned based on the achievement of specified stock price targets ranging from $10 to $20 per share of Common Stock, based on the 30 trading day average price of the Common Stock, during the period beginning on February 21, 2022 and ending on February 21, 2025 (the “Performance Period”). Upon attainment of a Common Stock price hurdle, a portion of the restricted stock units associated with such hurdle will vest and a portion will vest at the end of the Performance Period, generally subject to Mr. Martin’s continued employment and subject, in the case of those restricted stock units that vest at the end of the Performance Period, to a minimum 30 trading day average price of the Common Stock as of the end of the Performance Period of $10 per share.
Retirement Programs
We maintain a tax-qualified 401(k) defined contribution plan in which substantially all of our full-time employees, including our NEOs, are eligible to participate. We provide an employer matching contribution equal to 100% of a participant’s eligible contributions of up to 3% of eligible compensation and 50% of the next 2% of eligible compensation, subject to limits established by the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder (the “Code”). All matching contributions are fully vested when made. Our 401(k) plan is intended to provide our employees, including our NEOs, with an opportunity for tax-efficient retirement savings and long-term financial security. We do not maintain any defined benefit pension plans, non-qualified deferred compensation plans or other special or supplemental executive retirement programs.
Employee Benefits and Perquisites
Our NEOs are eligible to participate in our employee benefit plans and programs, including our employee stock purchase plan and our medical and dental benefits, flexible spending accounts and short- and long-term disability and life insurance, to the same extent as our other full-time employees, with the exception of maximum coverage limits under our life insurance plan, subject to the terms and eligibility requirements of those plans. We believe that the availability of our broad-based employee benefit programs enhances employee morale and loyalty. We do not generally provide perquisites, other personal benefits, tax “gross-ups” or other reimbursements to our NEOs, although we have from time to time reimbursed relocation and housing-related expenses for executive officers whom we require to relocate when performing their duties for us.
Employment and Severance Arrangements
Maintaining a strong management team is essential to our success. Our Board and Compensation Committee have therefore determined that it is appropriate to enter into severance arrangements with our NEOs to encourage the continued attention and dedication of our NEOs and to allow them to focus on the value to stockholders of strategic alternatives without concern for the impact on their continued employment.
Mr. Martin is entitled to severance payments and benefits under the terms of his employment agreement. Ms. Shah entered into an agreement that entitles her to severance payments and benefits in the event of certain terminations of employment, including in connection with or following a change in control of our Company. Each of Mr. Helwig and Ms. Holtschlag is entitled to severance payments and benefits in the event of certain terminations of employment, both in connection with and outside of a change in control, pursuant to severance programs approved by our Compensation Committee. The terms of these severance arrangements are described below under the heading “Potential Payments upon Termination or Change in Control.” In 2022, after a review of peer group data, the Compensation Committee increased the level of severance benefits payable to eligible employees, including the Other NEOs, in the event of certain terminations in connection with or following a change in control of our Company. In addition, all of our NEOs have executed confidentiality and non-competition agreements, or, for our CEO, agreed to similar provisions in his employment agreement, pursuant to which they have agreed not to disclose our confidential information during or after their employment with us or compete with us or solicit our customers or employees for a period of one year following termination.
Anti-Hedging Policy
Certain transactions in our securities create a heightened compliance risk or could create the appearance of misalignment between our management and stockholders. As a result, our insider trading compliance policy prohibits all of our employees, including our executive officers, and our directors from engaging in speculative transactions in our stock, including hedging or monetization transactions or similar arrangements, options, including puts, calls or other derivative securities, short sales, pledges and margin purchases related to our stock.
Deductibility of Compensation
As a result of federal tax legislation enacted in December 2017, compensation paid to certain of our NEOs in excess of $1 million will not generally be deductible.
Our Compensation Committee believes that stockholder interests are best served if our Compensation Committee retains maximum flexibility to design and approve executive compensation programs that meet stated business objectives. For these reasons, our Compensation Committee has, and expects to continue to, authorize compensation arrangements that are not fully tax deductible but which promote our business objectives.
Compensation Risk Assessment
Our Compensation Committee believes that our compensation program does not encourage excessive or unnecessary risk taking, and as a result, does not believe that our compensation programs are reasonably likely to have a material adverse effect on us. In reaching these conclusions, our Compensation Committee considered various factors, including the following:
•We offer executives a competitive base salary, which we believe mitigates risk-taking behavior by providing reasonable predictability in the base level of income earned by each executive and alleviating pressure on executives to focus solely on the near-term performance of the price of our Common Stock or annual bonus awards to the detriment of building long-term shareholder value.
•We utilize a mixture of compensation elements intended to be competitive with those offered to similarly-situated executives at comparable companies within our industry, with significant weighting towards long-term incentive compensation, which has retention value and discourages short-term risk taking.
•Our performance goals for our annual cash bonus awards reflect a balanced mix of performance objectives, to avoid excessive weight on any one goal or performance measure and are intended to be challenging yet attainable, which mitigates the potential that our executives will take excessive risks.
•To minimize the risk of certain transactions related to our securities, our insider trading policy prohibits all of our employees, including our executive officers, and our directors from engaging in speculative transactions in our stock, including hedging or similar arrangements, options, short sales, pledges and margin purchases related to our stock.
•Our executive officers are subject to a clawback policy under which we can recover certain incentive compensation paid to them due to a material restatement of our financial statements as a result of their intentional misconduct.
•We have a robust system of internal controls and a comprehensive compliance program, which includes training of all employees, which we believe promotes a culture of ethical behavior and compliance, as well as an appropriate attitude toward minimizing risk-taking.
Our Board and the Compensation Committee retain discretion to adjust compensation based on both the quality of Company and individual adherence to our corporate governance and compliance programs, among other things.

COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed with management the CD&A set forth above. Based on this review and discussion, our Compensation Committee recommended to our Board that the CD&A be included in this Amendment No. 1 on Form 10-K/A.

By the Compensation Committee of the Board of Directors of Radius Health, Inc.

Jean-Pierre Garnier, Ph.D. (Chair)
Cathering J. Friedman
Owen Hughes

Summary Compensation Table – 2021, 2020, 2019
The following table provides information regarding the compensation provided to our NEOs during the last three completed fiscal years, as applicable to each NEO.

Name and Principal Position	Year	Salary ($)	Option Awards[1] ($)	Stock Awards[2] ($)	Non-Equity Incentive Plan Compensation[3] ($)	All Other Compensation[4] ($)	Total ($)
G. Kelly Martin	2021	600,000	2,893,400	—	—	481	3,493,881
President, CEO and Director	2020	413,077	11,542,617	—	—	600	11,956,294
Steven Helwig[5]	2021	259,663	372,999	69,854	82,500	30,962	815,978
PFO, PAO and Treasurer
Danielle Holtschlag[6]	2021	81,945	442,480	—	51,000	2,461	577,886
VP, Sales
Chhaya Shah[5]	2021	439,615	380,643	208,900	180,000	12,001	1,221,159
SVP, Chief Business Officer
James G. Chopas, CPA[7]	2021	186,346	471,370	—	—	21,601	679,317
Former PFO, PAO and Treasurer	2020	271,442	293,327	70,875	73,530	10,544	719,718
Salvador Grausso[7]	2021	395,000	652,530	—	79,000	33,920	1,160,450
Former Chief Commercial Officer	2020	361,196	362,108	249,500	158,000	11,225	1,142,029
1    Represents the aggregate grant date fair value of stock option awards made during the applicable year computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification (the “FASB ASC”) Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. For additional information, including the assumptions used when valuing the awards granted in 2021, refer to Note 11 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.
2    Represents the grant date fair value of RSUs granted during the applicable year computed in accordance with the FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of each share of Common Stock underlying the RSU awarded to Mr. Helwig in 2021 was $13.63, the closing price of our Common Stock on the grant date on August 24, 2021. The grant date fair value of each share of Common Stock underlying the RSU award to Ms. Shah was $20.89, the closing price of our Common Stock on the grant date on May 17, 2021.
3    Represents bonus amounts earned based upon achievement of performance goals under our annual performance-based cash bonus program for the years indicated. Mr. Grausso was paid his 2021 bonus in connection with his separation from the Company.
4    For 2021, the amounts shown include the following: (i) for Mr. Martin, $481 in life insurance premiums paid by us; (ii) for Mr. Helwig, $9,616 in employer matching contributions made pursuant to our 401(k) plan, $21,227 related to the 15% discount received under our ESPP plan, and $120 in life insurance premiums paid by us; (iii) for Ms. Holtschlag, $2,376 in employer matching contributions made pursuant to our 401(k) plan and $86 in life insurance premiums paid by us; (iv) for Ms. Shah, $11,600 in employer matching contributions made pursuant to our 401(k) plan and $401 in life insurance premiums paid by us; (v) for Mr. Chopas, $10,395 in employer matching contributions made pursuant to our 401(k) plan, $244 in life insurance premiums paid by us and $10,962 for accrued vacation time payments paid in connection with the termination of his employment in August 2021; and (vi) for Mr. Grausso, $21,839 for accrued vacation time payments paid pursuant to his executive severance agreement and general release of claims in connection with the termination of his employment in January 2022, $11,600 in employer matching contributions made pursuant to our 401(k) plan, and $481 in life insurance premiums paid by us.
5    Mr. Helwig and Ms. Shah were not named executive officers in 2020 or 2019. Mr. Helwig received a salary increase in August 2021 from $255,000 to $275,000 and Ms. Shah received a salary increase in May 2021 from $420,000 to $450,000.
6    Ms. Holtschlag joined the Company in September 2021. Her annualized base salary was $255,000 for 2021.
7    Messrs. Chopas and Grausso’s employment terminated in August 2021 and January 2022, respectively.

Grants of Plan-Based Awards – 2021
The following table sets forth information regarding grants of plan-based awards to our NEOs in 2021. All equity awards were granted under our 2018 Stock Option and Incentive Plan (the “2018 Plan”).

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]			Estimated Future Payouts Under Equity Incentive Plan Awards[2]			All Other Stock Awards: Number of Shares of Stock or Units[3] (#)	All Other Option Awards: Number of Securities Underlying Options[4] (#)	Exercise or Base Price of Option Awards[5] ($/Sh)	Grant Date Fair Value of Stock and Option Awards[6] ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
G. Kelly Martin
Options	2/22/21	—	—	—	—	460,000	—	—	—	28.60	2,893,400
Steven Helwig
Cash Bonus	N/A	—	68,750	—	—	—	—	—	—	—	—
Options	1/20/21	—	—	—	—	—	—	—	12,250	21.66	155,489
	2/22/21	—	—	—	—	—	—	—	20,000	18.60	217,510
RSUs	8/24/21	—	—	—	—	—	—	5,125	—	—	69,854
Danielle Holtschlag
Cash Bonus	N/A	—	76,500	—	—	—	—	—	—	—	—
Options	10/15/21	—	—	—	—	—	—	—	50,000	15.10	442,480
Chhaya Shah
Cash Bonus	N/A	—	180,000	—	—	—	—	—	—	—	—
Options	2/22/21	—	—	—	—	—	—	—	35,000	18.60	380,643
RSUs	5/17/21	—	—	—	—	—	—	10,000	—	—	208,900
James G. Chopas, CPA
Cash Bonus	N/A	—	85,500	—	—	—	—	—	—	—	—
Options	1/20/21	—	—	—	—	—	—	—	20,000	21.66	253,860
	2/22/21	—	—	—	—	—	—	—	20,000	18.60	217,510
Salvador Grausso
Cash Bonus	N/A	—	158,000	—	—	—	—	—	—	—	—
Options	2/22/21	—	—	—	—	—	—	—	60,000	18.60	652,530

1    Consists of the target cash bonus amount each of our NEOs was eligible to receive under our annual performance-based bonus program. For 2021, Mr. Martin did not have a target bonus, the target bonus for Mr. Helwig was 25% of his base salary, the target bonus for Ms. Holtschlag and Mr. Chopas was 30% of their respective base salary, and the target bonus for Ms. Shah and Mr. Grausso was 40% of their respective base salary. The amounts actually paid to our NEOs for 2021 bonuses are disclosed in the column entitled “Non-Equity Incentive Plan Compensation” in our Summary Compensation Table. Additional information about our annual bonus program is disclosed under the heading “Compensation Discussion and Analysis—Components of Compensation—Annual Performance-Based Cash Incentives.”
2    Mr. Martin’s performance-based stock options are subject to performance-based vesting criteria established by our Compensation Committee and described in the footnotes to our Outstanding Equity Awards at 2021 Year-End table below.
3    All RSU grants made in 2021 vest as to 33.33% of the restricted stock units subject to the award on the first anniversary of the grant date and the remainder of the RSUs vest in substantially equal annual installments over the next two years thereafter, generally subject to continued employment.

4    All stock option grants made in 2021 vest as to 25% of the shares subject to the stock option on the first anniversary of the grant date and the remainder of the shares subject to the stock option vest in substantially equal monthly installments over the 36 months thereafter, generally subject to continued employment.
5    This column shows the per share exercise price for the stock options granted, which is equal to the closing price of our Common Stock on the date of grant.
6    Represents the aggregate grant date fair value of the equity awards made during the year computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. For additional information, including the assumptions used when valuing the awards granted in 2021, refer to Note 11 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

Outstanding Equity Awards at 2021 Year-End
The following table provides information regarding the outstanding equity awards held by our NEOs as of December 31, 2021. These awards were granted under our Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) and our 2018 Plan The employment of Mr. Chopas terminated in August 2021, and therefore he did not have any outstanding equity awards as of December 31, 2021.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units That Have Not Vested(1) ($)
G. Kelly Martin	239,583	335,417	575,000	[2]	16.46	4/28/30	—	—	—	—
	—	—	460,000	[3]	28.60	2/22/31	—	—	—	—
Steven Helwig	10,750	—		[4]	63.34	8/26/25
	2,479	1,021		[5]	19.18	2/22/29
	1,531	1,969		[6]	20.25	3/2/30
	—	12,250		[7]	21.66	1/20/31
	—	20,000		[8]	18.60	2/22/31
				[9]			375	2,595	—	—
				[10]			1,000	6,920	—	—
				[11]			1,667	11,536	—	—
				[12]			1,250	8,650	—	—
				[13]			5,125	35,465	—	—
Danielle Holtschlag	—	50,000		[14]	15.10	10/15/31	—	—	—	—
Chhaya Shah	51,250	8,750		[15]	28.74	7/16/28	—	—	—	—
	21,250	8,750		[16]	19.18	2/22/29	—	—	—	—
	9,166	10,834		[17]	19.96	2/20/30	—	—	—	—
	4,062	10,938		[18]	14.08	11/9/30	—	—	—	—
	—	35,000		[19]	18.60	2/22/31	—	—	—	—
				[20]			5,000	34,600	—	—
				[21]			8,334	57,671	—	—
				[22]			10,000	69,200	—	—
Salvador Grausso	39,270	25,730		[23]	22.51	7/17/29	—	—	—	—
	9,166	10,834		[24]	19.96	2/20/30	—	—	—	—
	4,062	10,938		[25]	14.08	11/9/30	—	—	—	—
	—	60,000		[26]	18.60	2/22/31
	—	—		[27]	—	—	8,334	57,671	—	—

1    The value of equity awards is calculated using the closing price of our Common Stock of $6.92 (as reported on the Nasdaq Global Market on December 31, 2021).
2    50% of the stock option Mr. Martin was awarded on April 28, 2020 is subject to performance-based vesting and 50% is subject to time-based vesting. With respect to Mr. Martin’s performance-based stock option, 25% of such option will vest if, within the five-year period following the grant date of April 28, 2020 (the “Performance Period”), for a period of 20 consecutive trading days, the Company achieves a total shareholder return (“TSR”) of 50% above the stock option exercise price of $16.46; 25% of the performance-based stock option will vest if the Company achieves a TSR of 100% above the stock option exercise price for 20 consecutive trading days during the Performance Period;

25% of the performance-based stock option will vest if the Company achieves a TSR of 150% above the stock option exercise price for 20 consecutive trading days during the Performance Period; and 25% of the performance-based stock option will vest if the Company achieves a TSR of 200% above the stock option exercise price for 20 consecutive trading days during the Performance Period. 25% of Mr. Martin’s time-based stock option vested on April 28, 2021, and the remainder of the time-based stock option vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Mr. Martin’s continued service to the Company through each applicable vesting date. The options are eligible for accelerated vesting in connection with certain terminations of Mr. Martin’s employment as described below under the heading “Potential Payments upon Termination of Change in Control.”
3    With respect to Mr. Martin’s performance-based stock options, 100% of such option will vest, if during the five-year period following the grant date of February 22, 2021, the average closing price of the Company’s stock over a period of 60 consecutive trading days reaches or exceeds $28.60 per share, and, in such event, shall vest on the first day after such 60th trading day, provided, that Mr. Martin has a continuing service relationship with the Company on such date.
4    This stock option vested as to 25% of the underlying shares on August 27, 2016, and the remainder of the stock option has vested as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Mr. Helwig’s continued service to the Company through each applicable vesting date.
5    This stock option vested as to 25% of the underlying shares on February 22, 2020, and the remainder of the stock option vested or vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Mr. Helwig’s continued service to the Company through each applicable vesting date.
6    This stock option vested as to 25% of the underlying shares on March 2, 2021, and the remainder of the stock option vested or vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Mr. Helwig’s continued service to the Company through each applicable vesting date.
7    This stock option vested as to 25% of the underlying shares on January 20, 2022, and the remainder of the stock option vested or vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Mr. Helwig’s continued service to the Company through each applicable vesting date.
8    This stock option vested as to 25% of the underlying shares on February 22, 2022, and the remainder of the stock option vested or vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Mr. Helwig’s continued service to the Company through each applicable vesting date.
9    This RSU has vested or vests in four substantially equal annual installments on each of the first four anniversaries of the grant date of February 13, 2018, subject to Mr. Helwig’s continued service to the Company through each applicable vesting date.
10    This RSU has vested or vests in three substantially equal annual installments on each of the first three anniversaries of the grant date of February 22, 2019, subject to Mr. Helwig’s continued service to the Company through each applicable vesting date.
11    This RSU has vested or vests in three substantially equal annual installments on each of the first three anniversaries of the grant date of March 2, 2020, subject to Mr. Helwig’s continued service to the Company through each applicable vesting date.
12    This RSU has vested or vests in three substantially equal annual installments on each of the first three anniversaries of the grant date of November 9, 2020, subject to Mr. Helwig’s continued service to the Company through each applicable vesting date.
13    This RSU vests in three substantially equal annual installments on each of the first three anniversaries of the grant date of August 24, 2021, subject to Mr. Helwig’s continued service to the Company through each applicable vesting date.
14    This stock option vests as to 25% of the underlying shares on October 15, 2022, and the remainder of the stock option vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Ms. Holtschlag’s continued service to the Company through each applicable vesting date.
15    This stock option vested as to 25% of the underlying shares on July 16, 2019, and the remainder of the stock option vested or vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Ms. Shah’s continued service to the Company through each applicable vesting date.

16    This stock option vested as to 25% of the underlying shares on February 22, 2020, and the remainder of the stock option vested or vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Ms. Shah’s continued service to the Company through each applicable vesting date.
17    This stock option vested as to 25% of the underlying shares on February 20, 2021, and the remainder of the stock option vested or vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Ms. Shah’s continued service to the Company through each applicable vesting date.
18    This stock option vested as to 25% of the underlying shares on November 9, 2021, and the remainder of the stock option vested or vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Ms. Shah’s continued service to the Company through each applicable vesting date.
19    This stock option vested as to 25% of the underlying shares on February 22, 2022, and the remainder of the stock option vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Ms. Shah’s continued service to the Company through each applicable vesting date.
20    This RSU has vested or vests in three substantially equal annual installments on each of the first three anniversaries of the grant date of February 22, 2019, subject to Ms. Shah’s continued service to the Company through each applicable vesting date.
21    This RSU has vested or vests in three substantially equal annual installments on each of the first three anniversaries of the grant date of February 20, 2020, subject to Ms. Shah’s continued service to the Company through each applicable vesting date
22    This RSU vests in three substantially equal annual installments on each of the first three anniversaries of the grant date of May 17, 2021, subject to Ms. Shah’s continued service to the Company through each applicable vesting date.
23    This stock option vested as to 25% of the underlying shares on July 17, 2020, and the remainder of the stock option vested or vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Mr. Grausso’s continued service to the Company through each applicable vesting date.
24    This stock option vested as to 25% of the underlying shares on February 20, 2021, and the remainder of the stock option vested or vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Mr. Grausso’s continued service to the Company through each applicable vesting date.
25    This stock option vested as to 25% of the underlying shares on November 9, 2021, and the remainder of the stock option vested or vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Mr. Grausso’s continued service to the Company through each applicable vesting date.
26    This stock option vest as to 25% of the underlying shares on February 22, 2022, and the remainder of the stock option vests as to 1/48th of the underlying shares on the same day of each of the 36 consecutive months thereafter, subject to Mr. Grausso’s continued service to the Company through each applicable vesting date.
27    This RSU has vested or vests in three substantially equal annual installments on each of the first three anniversaries of the grant date of February 20, 2020, subject to Mr. Grausso’s continued service to the Company through each applicable vesting date.

Option Exercises and Stock Vested
The following table provides information regarding the value realized by our NEOs from options to purchase our Common Stock exercised by our NEOs during 2021 and RSUs that vested during 2021. The value realized on exercise of stock options represents the difference between the exercise price and the fair market value of the shares of our common stock on the date the options were exercised. The value realized on vesting of RSUs represents the closing price per share of our Common Stock on the vesting date multiplied by the number of shares that vested.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
G. Kelly Martin	—	—	—	—
Steven Helwig[1]	—	—	2,583	49,310
Danielle Holtschlag	—	—	—	—
Chhaya Shah[2]	—	—	6,666	124,363
James G. Chopas, CPA[3]	14,333	37,872	1,166	21,769
Salvador Grausso[4]	—	—	4,166	77,863
1    Represents 250, 375, 500, 833, and 625 shares acquired upon vesting of RSUs granted to Mr. Helwig in February 2017, February 2018, February 2019, March 2020, and November 2020, respectively.
2    Represents 2,500 and 4,166 shares acquired upon vesting of RSUs granted to Ms. Shah in February 2019 and February 2020, respectively.
3    Represents 1,166 shares acquired upon vesting of RSUs granted to Mr. Chopas in March 2020.
4    Represents 4,166 shares acquired upon vesting of RSUs granted to Mr. Grausso in February 2020.
Pension Benefits
None of our NEOs participated in any defined benefit pension plans in 2021.
Non-qualified Deferred Compensation
None of our NEOs participated in any non-qualified deferred compensation plans in 2021.
Potential Payments upon Termination or Change In Control
We maintain compensation and benefit plans and arrangements that provide payment of compensation to our NEOs in the event of certain terminations of employment or a change in control of our Company. The amount of compensation payable to our NEOs in these situations is described below.
Employment and Severance Agreements
Each of Mr. Martin and Ms. Shah has entered into an employment or severance agreement that entitles the NEO to severance payments and benefits in the event of certain terminations of employment, including in connection with or following a change in control of our Company. Each of Mr. Helwig and Ms. Holtschlag is entitled to severance payments and benefits in the event of certain terminations of employment both in connection with and outside of a change in control, pursuant to severance programs approved by our Compensation Committee. The severance amounts received by Mr. Grausso in connection with his termination of employment in January 2022 are described below. Mr. Chopas did not receive severance in connection with his voluntary resignation in August 2021.
G. Kelly Martin
On April 24, 2020, we entered into an employment agreement with Mr. Martin pursuant to which Mr. Martin serves as our President and CEO. The agreement provides that in the event Mr. Martin’s employment is terminated by us without “cause” or due to Mr. Martin’s resignation for “good reason”, then subject to his executing a general release of claims and such general release of claims becoming effective, his continued compliance with applicable restrictive covenants in his agreement and his entry into a six-month post-employment noncompetition agreement with restrictions similar to those included in his employment agreement, Mr. Martin will be entitled to receive:

•a payment equal to 12 months of his base salary;
•with respect to the performance-based stock options granted pursuant to his employment agreement, vesting of those options that would have vested during the 12 month period following Mr. Martin’s termination date if, during such 12 month period, the Company achieves the TSR performance goals that would have resulted in such options vesting;
•with respect to the time-based stock options granted pursuant to his employment agreement:
◦If Mr. Martin’s termination date is within 24 months of the effective date of his employment agreement, vesting of those options that would have vested during the 12 months following his termination or the effective date of his general release of claims; and
•If Mr. Martin’s termination date is after such 24-month period, vesting of all of the remaining unvested options; and
◦reimbursement for continued group health plan premiums for up to 12 months or, if earlier, until the date on which he becomes eligible to receive substantially similar coverage in connection with new or self-employment or becomes ineligible for COBRA continuation coverage.
If Mr. Martin’s employment is terminated without “cause” or due to Mr. Martin’s resignation for “good reason” within 12 months following a “change in control” of our Company, then subject to his executing a general release of claims and such general release of claims becoming effective, Mr. Martin will be entitled to receive:
•a lump sum payment equal to three times his base salary then in effect, or in effect prior to the “change in control”, if higher;
•with respect to the performance-based stock options granted pursuant to his employment agreement, vesting of those options that would have vested during the 12 month period following Mr. Martin’s termination date if, during such 12 month period, the Company achieves the TSR performance goals that would have resulted in such options vesting;
•accelerated vesting of all of his unvested time-based stock options; and
•reimbursement for continued group health plan premiums for up to 12 months or, if earlier, until the date on which he becomes eligible to receive substantially similar coverage in connection with new or self-employment or becomes ineligible for COBRA continuation coverage.
Other NEOs – SVP Level
We have entered into a severance agreement with Ms. Shah as a result of her position as a Senior Vice President of the Company. This agreement provides that if Ms. Shah’s employment is terminated without “cause” or due to her resignation for “good reason”, then subject to her executing a general release of claims and continuing to comply with the terms of her employee confidentiality and non-compete agreement, Ms. Shah will be entitled to receive:
•base salary payments for six months;
•payment of medical care premiums for six months; and
•any earned but unpaid annual bonus for the year immediately prior to the year in which his termination occurs, based upon actual performance and payable in a lump sum.
If Ms. Shah’s employment is terminated without “cause” or due to her resignation for “good reason” within 12 months following a “change in control” of our Company, then subject to her executing a general release of claims and continuing to comply with the terms of her employee confidentiality and non-compete agreement, in lieu of the severance benefits described above, Ms. Shah will be entitled to receive:
•base salary payments for 12 months;
•payment of medical care premiums for 12 months;
•any unpaid annual bonus for the year prior to the year in which his termination occurs, based upon actual performance and payable in a lump sum;
•payment of his target annual bonus for the year in which termination occurs; and

•accelerated vesting of all outstanding unvested Company equity awards that vest solely based on the passage of time.
Other NEOs
Under our Compensation Committee-approved non-change-in-control severance program, as a Vice President of the Company, if the employment of Mr. Helwig and Ms. Holtschlag is terminated without “cause” or due to his or her resignation for “good reason”, then subject to the executive executing a general release of claims and continuing to comply with the terms of his or her respective employee confidentiality and non-compete agreement, the executive will be entitled to receive the following benefits based on his or her respective employment level under the program:
•base salary payments for 10 weeks, in the case of Mr. Helwig, and 16 weeks, in the case of Ms. Holtschlag, plus an additional two weeks for every full year of service to the Company; and
•payment of medical care premiums for ten weeks, in the case of Mr. Helwig, and 16 weeks, in the case of Ms. Holtschlag, plus an additional two weeks for every full year of service to the Company.
Under our Compensation Committee-approved change-in-control severance program, if the employment of Mr. Helwig or Ms. Holtschlag is terminated without “cause” or due to his or her resignation for “good reason” within 12 months following a “change in control” of our Company, then subject to the executive executing a general release of claims and continuing to comply with the terms of his or her respective employee confidentiality and non-compete agreement, in lieu of the severance benefits described above, the executive will be entitled to receive the following benefits based on his or her respective employment level under the program:
•base salary payments for six months, in the case of Mr. Helwig and Ms. Holtschlag, in each case payable in a lump sum;
•payment of medical care premiums for six months, in the case of Mr. Helwig and Ms. Holtschlag, in each case grossed-up for taxes and payable in a lump sum;
•any unpaid annual bonus for the year prior to the year in which the termination occurs, based upon actual performance and payable in a lump sum;
•payment of his or her target annual bonus for the year in which the termination occurs; and
•accelerated vesting of all outstanding unvested Company equity awards that vest solely based on the passage of time.
In connection with his termination of employment in January 2022, Mr. Grausso received severance payments equal to nine months of his base salary ($262,500) and 50% of his annual bonus target ($79,000), in each case paid as a lump sum, payment of nine months of premiums for continued healthcare coverage pursuant to COBRA ($24,277), and a lump-sum payment in respect of the accelerated vesting of 8,334 unvested RSUs ($53,088). Mr. Grausso remains subject to terms of his employee confidentiality and non-compete agreement.
For purposes of our employment agreement with Mr. Martin and for our Other NEOs’ severance arrangements:
•“cause” is generally defined to include, subject to certain notice and cure rights: (i) commission of an act of fraud, embezzlement or theft against the Company or its subsidiaries; (ii) conviction of, or a plea of no contest to, a felony or a crime involving moral turpitude; (iii) willful nonperformance of material duties as an employee of the Company, which cannot be fully cured within 30 days of the NEO’s receipt of notice thereof; (iv) material breach of any material agreement between the executive and the Company or any of its subsidiaries; (v) the gross negligence, willful misconduct or any other act of willful disregard for the Company’s or any of its subsidiaries’ best interests; and (vi) unlawful use (including being under the influence) or possession of illegal drugs on the Company’s (or any of its affiliate’s) premises;
•“good reason” is generally defined to include the following occurrences without the NEO’s consent, provided that the NEO has provided timely notice of such occurrence and the Company has failed within 30 days to cure the condition, if curable, and the NEO timely resigns: (i) a material reduction in base salary or, for our Other NEOs, a material reduction in their target annual bonus; (ii) a material diminution in duties, responsibilities, or authority; (iii) for Mr. Martin, a material breach by the Company of any material provision of his employment agreement; (iv) a requirement that the NEO relocate to a principal place of employment more than seventy-five (75) miles from the location immediately prior to such relocation; or (v) the failure of the Company to obtain an agreement from any successor to all or substantially all of the business or assets of the Company to assume their severance agreement; and
•“change in control” means a change of control within the meaning of our 2018 Plan.

Calculation of Potential Payments upon Termination or Change in Control
The following table shows potential payments to our currently employed NEOs under the various severance and other arrangements and agreements that were in effect on December 31, 2021 for various scenarios involving a change in control or termination of employment, assuming a December 31, 2021 termination or transaction date and, where applicable, using the closing price of our Common Stock of $6.92 (as reported on the Nasdaq Global Market as of December 31, 2021).

	Form of Payment
Name/Triggering Event	Cash Severance ($)	Bonus ($)	Benefit Continuation ($)	Equity Awards(1) ($)	Company Provided Life Insurance(2) ($)	Total(3) ($)
G. Kelly Martin
Change in Control	—	—	—	—	—	—
Death/Disability	—	—	—	—	750,000	750,000
Retirement	—	—	—	—	—	—
Involuntary Termination(4)	600,000	—	37,947	—	—	637,947
Termination after Change in Control(5)	1,800,000	—	37,847	—	—	1,837,947
Steven Helwig
Change in Control	—	—	—	—	—	—
Death/Disability	—	—	—	—	510,00	510,000
Retirement	—	—	—	—	—	—
Involuntary Termination(6)	116,346	—	—	—	—	116,346
Termination after Change in Control(9)	137,500	68,750	—	65,166	—	271,416
Danielle Holtschlag
Change in Control	—	—	—	—	—	—
Death/Disability	—	—	—	—	510,000	510,000
Retirement	—	—	—	—	—	—
Involuntary Termination(7)	78,462	—	9,065	—	—	87,527
Termination after Change in Control(9)	127,500	76,500	13,951	—	—	217,951
Chhaya Shah
Change in Control	—	—	—	—	—	—
Death/Disability	—	—	—	—	750,00	750,000
Retirement	—	—	—	—	—	—
Involuntary Termination(6)	225,000	—	18,974	—	—	243,974
Termination after Change in Control(9)	450,000	180,000	37,947	161,471	—	829,418
1    For option awards, reflects the excess, if any, of the closing market price of our Common Stock on December 31, 2021 ($6.92) over the exercise price of the applicable stock option, multiplied by the number of unvested shares which would vest upon a qualifying termination within 12 months following a change in control of the Company. For RSU awards, represents amounts based on the number of unvested shares of Common Stock subject to such RSU awards which would vest upon a qualifying termination within 12 months following a change in control of the Company, multiplied by the closing market price of our Common Stock on December 31, 2021 ($6.92). No amounts have been included for Mr. Martin’s performance-based stock option awards granted in 2020 and 2021 as the applicable performance objectives have not been achieved as of December 31, 2021 and the award was not subject to accelerated vesting upon a qualifying termination of Mr. Martin’s employment within 12 months following a change in control of the Company.
2    Represents amounts that would be payable under Company provided life insurance policies upon an executive’s death.
3    If any amounts payable to any of our NEOs in connection with a change in control would be subject to excise taxes under Section 4999 of the Code, the amounts will be reduced to the extent the reduction results in such executive retaining a larger after-tax amount of such payments or benefits than would be retained absent the reduction. The amounts shown in this table for our NEOs assume no such reduction would apply.

4    Upon Mr. Martin’s termination without cause or resignation for good reason, other than in connection with a change in control, Mr. Martin would be entitled to receive (a) base salary continuation payments for 12 months, (b) reimbursement for continued group health plan premiums for up to 12 months and (c) vesting of those time-based options granted pursuant to his employment agreement that would have vested during the 12 months following his termination or the effective date of his general release of claims.
5    Upon Mr. Martin’s termination without cause or resignation for good reason within 12 months following a change in control, Mr. Martin would be entitled to receive (a) a lump sum payment equal to three times his base salary then in effect, (b) reimbursement for continued group health plan premiums for up to 12 months, and (c) accelerated vesting of all outstanding unvested Company equity or equity-based awards that vest solely based on the passage of time.
6    Upon Mr. Helwig’s termination without cause or resignation for good reason, he would be entitled to receive base salary payments for a period of 10 weeks, plus two weeks for each full year of service. Mr. Helwig does not currently participate in Company health benefit plans and therefore would not be entitled to a post-termination payment of medical care premiums.
7    Upon Ms. Holtschlag’s termination, without cause or resignation for good reason, she would be entitled to receive (a) base salary payments for a period of 16 weeks, plus two weeks for each full year of service; and (b) payment of medical care premiums for a period of 16 weeks, plus two weeks for each full year of service.
8    Upon Ms. Shah’s termination without cause or resignation for good reason, other than in connection with a change in control, she would be entitled to receive (a) base salary payments for six months, and (b) payment of medical care premiums for six months, and (c) any unpaid annual bonus for the year prior to the year in which her termination occurs, based upon actual performance and payable in a lump sum.
9    Upon the termination of employment of Mr. Helwig, Ms. Holtschlag or Ms. Shah without cause or resignation by the executive for good reason, in each case, within 12 months following a change in control of the Company, the executive would be entitled to receive (a) base salary payments for 12 months, in the case of Ms. Shah, and six months, in the case of Mr. Helwig and Ms. Holtschlag, (b) payment of medical care premiums for 12 months, in the case of Ms. Shah, and six months in the case of Mr. Helwig and Ms. Holtschlag (c) any unpaid annual bonus for the year prior to the year in which the termination occurs, based upon actual performance and payable in a lump sum, (d) payment of the annual target bonus for the year in which termination occurs, and (e) accelerated vesting of all outstanding Company equity awards that vest solely based on the passage of time. Mr. Helwig does not currently participate in Company health benefit plans and therefore would not be entitled to a post-termination payment of medical care premiums.

CEO PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of our principal executive officer.
Our principal executive officer for 2021 was Mr. G. Kelly Martin, our President and CEO. His total annual compensation for purposes of this CEO pay ratio disclosure as described below, was $3,493,881, as disclosed in the Summary Compensation Table above. The total annual compensation of our median employee in 2021 was $248,946. The ratio of these two amounts is approximately 14:1.
Consistent with the process adopted to identify our median employee in prior years, we identified our median employee as of December 5, 2021 by (i) aggregating for each applicable employee (A) annual base salary for salaried employees (or hourly rate multiplied by expected annual work schedule, for hourly employees), (B) the target incentive compensation for 2021, and (C) the estimated accounting value of any equity awards granted during 2021 and (ii) ranking this consistently applied compensation measure for our employees from lowest to highest. This calculation was performed for all employees, excluding
Mr. Martin, whether employed on a full-time, part-time, or seasonal basis. Once we determined our median employee, we calculated this employee’s compensation in accordance with Item 402(c)(2)(x) of Regulation S-K for purposes of the pay ratio reported above.
The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2021 regarding shares of Common Stock that may be issued under our equity compensation plans, consisting of our 2003 Long-Term Incentive Plan, as amended (the “2003 Plan”), our 2011 Plan, our 2018 Plan, and our 2016 Employee Stock Purchase Plan (the “ESPP”).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[1] ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
2003 Plan	—		—	—
2011 Plan	1,119,616	[2]	18.96	—
2018 Plan	5,074,640	[3]	18.24	2,860,941	[4]
ESPP[5]	—		—	2,180,815	[6]
Equity compensation plans not approved by security holders(7)	1,270,000		16.06	—
Total	7,464,256		19.08	5,041,756
1    Does not take into account outstanding restricted stock units as these awards have no exercise price.
2    Excludes 9,211 shares issuable under our 2011 Plan upon vesting of outstanding restricted stock units.
3    Excludes 435,400 shares issuable under our 2018 Plan upon vesting of outstanding restricted stock units.
4    Includes 753,502 shares which were cancelled, forfeited or otherwise terminated under the 2011 Plan, which are available for issuance under the 2018 Plan.
5    The purchase rights accruing under the ESPP (and therefore the exercise price and number of shares to be purchased thereunder) are not determined until the end of the applicable purchase period.
6    The number of shares authorized for issuance under the ESPP will be annually increased on January 1 of each year during the term of the ESPP, beginning on January 1, 2017 and ending on and including January 1, 2026, by an amount equal to the lesser of (a) 1% of the shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board. The maximum aggregate number of shares issuable under the ESPP is 4,298,424.
7    Consists of shares authorized for issuance pursuant to individual stock option awards granted on each of March 7, 2016, March 28, 2016, May 8, 2016, May 15, 2017, July 17, 2017, November 27, 2017, July 16, 2018, September 4, 2018, July 17, 2019, December 12, 2019 and April 28, 2020 to certain individuals to induce such individuals to accept employment with the Company.

Directors who are also employees of our Company do not receive compensation for their service on our Board. Our non-employee directors are eligible for compensation under our non-employee director compensation program. Our Board may amend or terminate the program at any time. The program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.
Under the program, non-employee directors receive an annual cash retainer for service on our Board and for service on each committee of which the director is a member. Cash retainers are payable quarterly in arrears and prorated for partial periods of service. The annual retainers paid under the program for 2021 were as follows:

Non-Employee Director:	$50,000
Independent Chairman:	$30,000
Chair of Audit Committee:	$20,000
Chair of Compensation Committee:	$15,000
Chair of Nominating and Corporate Governance Committee:	$10,000
Audit Committee Member (other than Chair):	$10,000
Compensation Committee Member (other than Chair):	$7,500
Nominating and Corporate Governance Committee Member (other than Chair):	$5,000

Our non-employee director compensation program also provides for an initial and annual equity award. Each non-employee director initially elected or appointed to serve on our Board will be granted an option to purchase 30,000 shares of our Common Stock on the date the director commences service. This option vests in substantially equal installments on each of the first four anniversaries of the date of grant, subject to the recipient’s continued service as a non-employee director through each vesting date. The non-employee director annual stock option awards, which consist of an option to purchase 10,000 shares of our Common Stock and 5,500 RSUs, are granted on the same date as the annual incentive equity awards for our executive officers and vest fully on the first anniversary of the grant date. Each stock option granted to non-employee directors has a 10-year term.
In recognition of the substantial additional efforts of the Board in connection with their services during the fiscal year ended December 31, 2020, including oversight of an executive leadership transition, an internal reorganization and significant corporate transactions, our directors received the following grants of stock options in January 2021, which were in addition to the annual equity grants made to them in February 2021: Mr. Hughes received a grant of 40,000 stock options and each of Mr. Dere, Ms. Friedman, Mr. Garnier, and Mr. Murphy received a grant of 20,000 stock options. These options vest fully on the first anniversary of the grant date, subject to the recipient’s continued service as a non-employee director through the vesting date. Ms. Sanders and Mr. von Eschenbach did not receive this supplemental equity grant as they were not serving as non-employee directors in 2020.
In February 2021, in consultation with our compensation consultant, Pay Governance, and after a review of peer group data, our Board increased the annual retainer to be paid for serving as our Independent Chairman from $25,000 to $30,000. All other components of our non-employee director compensation program remained the same for 2021 as they were for 2020.
The value of all awards granted under the 2018 Plan and all other cash compensation paid by us to any non-employee director in any calendar year may not exceed $950,000, excluding the value of any awards granted in connection with a non-employee director’s initial election or appointment to serve on our Board.
We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board and committee meetings.

Director Compensation – 2021
The following table provides information concerning the compensation of each non-employee director who served on our Board during the year ended December 31, 2021. We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our Board and committee meetings. Mr. Martin, our current CEO, did not receive compensation for his service as a director, and, consequently, he is not included in this table. Information regarding the compensation of Mr. Martin may be found above under the heading “Executive Compensation – Summary Compensation Table – 2021, 2020, 2019.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards[1] ($)	Option Awards ($)	Total ($)
Owen Hughes[2]	97,500	102,300	632,426	832,226
Willard H. Dere, M.D.[2]	62,791	102,300	371,594	536,685
Catherine J. Friedman[2]	82,512	102,300	371,594	556,406
Jean-Pierre Garnier, Ph.D.[2]	70,912	102,300	371,594	544,806
Sean Murphy[2]	60,946	102,300	371,594	534,840
Machelle Sanders[3]	53,750	—	323,418	377,168
Andrew C. von Eschenbach, M.D.[3]	53,750	—	323,418	377,168

1    Represents the aggregate grant date fair value of the annual RSU awards as of the grant date, January 21, 2021, and February 22, 2021, computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of each share of Common Stock underlying the awards of RSUs was $18.60, the closing price of our Common Stock on the grant date.
2    Represents the aggregate grant date fair value of stock option awards as of the grant date, February 22, 2021, computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. For additional information, including the assumptions used when valuing the awards granted in 2021, refer to Note 11 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.
3    Represents the aggregate grant date fair value of stock option awards as of the grant date, January 4, 2021, computed in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. For additional information, including the assumptions used when valuing the awards granted in 2021, refer to Note 11 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.
The following table shows the aggregate number of RSUs and stock options outstanding as of December 31, 2021 held by each non-employee director.

Name	Outstanding Stock Awards (#)	Outstanding Option Awards (#)
Owen Hughes	5,500	211,694
Willard H. Dere, M.D.	5,500	158,800
Catherine J. Friedman	5,500	143,800
Jean-Pierre Garnier, Ph.D.	5,500	143,800
Sean Murphy	5,500	60,000
Machelle Sanders	—	30,000
Andrew C. von Eschenbach, M.D.	—	30,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information, as of April 26, 2022, unless otherwise indicated, regarding the beneficial ownership of our Common Stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our Common Stock and (ii) each of our Directors (which includes all nominees) and NEOs, and (iii) all of our Directors and Executive Officers as a group. The term “Executive Officers” means all of our executive officers who are subject to the reporting requirements under Section 16 of the Securities and Exchange Act of 1934, as amended.

	BENEFICIAL OWNERSHIP(1)
BENEFICIAL OWNER	NUMBER OF SHARES	PERCENT OF TOTAL
5% or Greater Stockholders:
BB Biotech AG(2)	8,255,714	17.35%
Rubric Capital Management LP(3)	6,959,305	14.63%
The Vanguard Group(4)	4,931,233	10.37%
State Street Corporation(5)	4,353,491	9.15%
BlackRock, Inc.(6)	3,553,276	7.47%
Velan Capital Investment Management LP/Repertoire Partners LP(7)	3,143,000	6.61%
Directors and Named Executive Officers:
Owen Hughes(8)	227,844	*
Willard H. Dere, M.D.(9)	176,495	*
Catherine Friedman(10)	165,100	*
Jean-Pierre Garnier, Ph.D.(11)	165,100	*
Machelle Sanders(12)	7,500	*
Andrew C. von Eschenbach, M.D.(13)	7,500	*
Sean Murphy(14)	43,000	*
G. Kelly Martin(15)	299,479	*
Danielle Holtschlag	-
Chhaya Shah(16)	132,185	*
Steve Helwig(17)	39,871	*
James G. Chopas(18)	19,070	*
Salvador Grausso(19)	12,500	*
All Directors and Executive Officers as a group (12 individuals)(20)	1,263,369	2.59%
*    Less than 1% of the outstanding shares of our Common Stock.
1    The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes securities with respect to which a stockholder has voting or investment power. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of our Common Stock subject to options, warrants, RSUs or other rights held by such person that are currently exercisable or have vested or will become exercisable or will have vested within 60 days of April 26, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. On April 26, 2022, we had 47,570,107 shares of Common Stock outstanding. Unless otherwise indicated, the address of all listed stockholders is c/o Radius Health, Inc., 22 Boston Wharf Road, 7th Floor, Boston, Massachusetts, 02210. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.
2    Based upon a Schedule 13D/A filed with the SEC on January 18, 2022 reflecting the beneficial ownership of our Common Stock by BB Biotech AG (“BB Biotech”) and its wholly-owned subsidiary, Biotech Target N.V. ("Biotech Target"), which also indicates that they have (i) shared voting power with respect to 8,255,714 of such shares and (ii) shared dispositive power with respect to all such shares. The address for BB Biotech is Schwertstrasse 6, 8200 Schaffhausen, Switzerland. The address for Biotech Target is Ara Hill Top Building, Unit A-5, Pletterijweg Oost 1, Curacao.

3    Based on a Schedule 13G filed with the SEC on January 3, 2022, reflecting the beneficial ownership of our Common Stock by Rubric Capital Management LP (“Rubric Capital”) and David Rosen, Managing Member of Rubric Capital Management GP LLC, the general partner of Rubric Capital, which also indicates that they have (i) shared voting power with respect to 6,959,305 of such shares and (ii) shared dispositive power with respect to all of such shares. The shares are held by certain investment funds and/or accounts for which Rubric Capital serves as investment adviser. The address for Rubric Capital and Mr. Rosen is 155 East 44th Street, Suite 1630, New York, NY 10017.
4    Based on a Schedule 13G/A filed with the SEC on February 10, 2022, reflecting the beneficial ownership of our Common Stock by The Vanguard Group (“Vanguard”), which also indicates that it has (i) shared voting power with respect to 89,191 of such shares, (ii) sole dispositive power with respect to 4,808,766 of such shares and (iii) shared dispositive power with respect to 122,467 of such shares. The shares are held by certain of Vanguard’s clients, including investment companies registered under the Investment Company Act of 1940 and other managed accounts. The address for Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
5    Based on a Schedule 13G/A filed with the SEC on February 11, 2022, reflecting the beneficial ownership of our Common Stock by State Street Corporation (“State Street”) and SSGA Funds Management, Inc. ("SSGA"), which also indicates that it has (i) shared voting power with respect to 4,256,595 of such shares and (ii) shared dispositive power with respect to all of such shares and that SSGA has (i) shared voting power with respect to 3,489,609 of such shares and (ii) shared dispositive power with respect to 3,501,009 of such shares. The shares may be held by the following subsidiaries of State Street: SSGA; State Street Global Advisors Limited; State Street Global Advisors, Australia, Limited; State Street Global Advisors Europe Limited; and State Street Global Advisors Trust Company. The address for State Street and SSGA is State Street Financial Center, 1 Lincoln Street, Boston, MA 02111.
6    Based on a Schedule 13G/A filed with the SEC on February 3, 2022, reflecting the beneficial ownership of Common Stock by BlackRock, Inc. (“BlackRock”), which also indicates that it has (i) sole voting power with respect to 3,501,468 of such shares and (ii) sole dispositive power with respect to 3,553,276 of such shares. These shares may be held by the following subsidiaries of Blackrock: BlackRock Life Limited; BlackRock Advisors, LLC; Aperio Group, LLC, BlackRock (Netherlands) B.V.; BlackRock Institutional Trust Company, National Association; BlackRock Asset Management Ireland Limited; BlackRock Financial Management, Inc.; BlackRock Asset Management Schweiz AG; BlackRock Investment Management, LLC; BlackRock Investment Management (UK) Limited; BlackRock Asset Management Canada Limited; BlackRock Investment Management (Australia) Limited; BlackRock Fund Advisors; and BlackRock Fund Managers Ltd. The address for BlackRock is 55 East 52nd Street, New York, NY 10055.
7    Based on a Schedule 13D/A filed with the SEC on April 18, 2022, reflecting the beneficial ownership of Common Stock by Velan Capital Partners LP (“Velan LP”) and Repertoire Master Fund LP (“Repertoire Master”). Such filing indicates that Velan LP directly beneficially owns 1,571,500 shares of Common Stock. Velan Capital Holdings LLC (“Velan GP”), as the general partner of Velan LP, may be deemed to beneficially own the 1,571,500 shares of Common Stock owned by Velan LP. Velan Capital Investment Management LP (“Velan Capital”), as the investment manager of Velan LP, may be deemed to beneficially own the 1,571,500 shares of Common Stock owned by Velan LP. Velan Capital Management LLC (“Velan IM GP”), as the general partner of Velan Capital, may be deemed to beneficially own the 1,571,500 shares of Common Stock owned by Velan LP. Messrs. Adam Morgan and Balaji Venkataraman, as Managing Members of each of Velan GP and Velan IM GP, may be deemed to beneficially own the 1,571,500 shares of Common Stock owned by Velan LP. Such filing also indicates that Repertoire Master directly beneficially owns 1,571,500 shares of Common Stock. Repertoire Holdings LLC (“Repertoire Holdings”), as the general partner of Repertoire Master, may be deemed to beneficially own the 1,571,500 shares of Common Stock owned by Repertoire Master. Repertoire Partners LP (“Repertoire Partners”), as the investment manager of Repertoire Master, may be deemed to beneficially own the 1,571,500 shares of Common Stock owned by Repertoire Master. Repertoire Partners GP LLC (“Repertoire GP”), as the general partner of Repertoire Partners, may be deemed to beneficially own the 1,571,500 shares of Common Stock owned by Repertoire Master. Mr. Deepak Sarpangal, as the Managing Partner of Repertoire Partners and Managing Member of each of Repertoire Holdings and Repertoire GP, may be deemed to beneficially own the 1,571,500 shares of Common Stock owned by Repertoire Master. The address of Velan LP, Velan GP, Velan Capital, Velan IM GP and Messrs. Morgan and Venkataraman is 1055b Powers Place, Alpharetta, GA 30009. The address of each of Repertoire Master, Repertoire Holdings, Repertoire Partners, Repertoire GP and Mr. Sarpangal is 31 Hudson Yards, 11th Floor, Suite 43, New York, NY 10001.
8    Represents 16,150 shares held by Mr. Hughes and 211,694 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 2022.
9    Represents 17,695 shares held by Dr. Dere and 158,800 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 2022.

10    Represents 21,300 shares held by Ms. Friedman and 143,800 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 2022.
11    Represents 21,300 shares held by Dr. Garnier and 143,800 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 2022.
12    Represents 7,500 shares issuable to Ms. Sanders upon the exercise of stock options exercisable within 60 days of April 26, 2022.
13    Represents 7,500 shares issuable to Mr. von Eschenbach upon the exercise of stock options exercisable within 60 days of April 26, 2022.
14    Represents 5,500 shares held by Mr. Murphy and 37,500 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 2022.
15    Represents 299,479 shares issuable to Mr. Martin upon the exercise of stock options exercisable within 60 days of April 26, 2022.
16    Represents 15,833 shares held by Ms. Shah and 3,333 shares from RSUs that are scheduled to vest within 60 days of April 26, 2022 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 2022.
17    Represents 13, 233 shares held by Mr. Helwig and 26, 638 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 2022
18    Represents 19,070 shares held by Mr. Chopas.
19    Represents 12,500 shares held by Mr. Grausso.
20    Please see footnotes 8 through 16. Also includes 1,666 shares held and 37,500 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 2022.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Policies and Procedures for Related Party Transactions
Our Board has adopted a written related party transaction policy to set forth the policies and procedures for the review and approval or ratification of related party transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related party had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related party.
Under the policy, management is required to present to our Audit Committee each proposed related party transaction. Our Audit Committee reviews the relevant facts and circumstances of each such transaction and either approves or disapproves the transaction. If advance Audit Committee approval of a related party transaction is not feasible, then the transaction may be preliminarily entered into by management upon prior approval by the Chair of our Audit Committee subject to ratification of the transaction by our Audit Committee at our Audit Committee’s next regularly scheduled meeting. Any related party transaction must be approved or ratified by our Audit Committee in order to be consummated or continue, as applicable. Management is responsible for updating our Audit Committee as to any material changes to any approved or ratified related party transaction and for providing a status report at least annually of all current related party transactions at a regularly scheduled meeting of our Audit Committee. No director may participate in approval of a related party transaction in which he or she is a related party.
Transactions with Related Parties
Other than compensation arrangements, we describe below the transactions, and series of similar transactions, since January 1, 2021, to which we were a party or will be a party, in which:
•the amounts involved exceeded or exceeds $120,000; and
•any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.
Indemnification
Pursuant to our Amended and Restated Bylaws, we indemnify our directors and executive officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to us. We have also entered into agreements with our directors and executive officers contractually obligating us to provide this indemnification to them.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During the fiscal year ended December 31, 2021, Catherine J. Friedman, Jean-Pierre Garnier, Ph.D., and Owen Hughes served as members of our Compensation Committee. None of these Committee members is, or has ever been, an officer or employee of the Company. To our knowledge, there were no other relationships involving the members of our Compensation Committee which require disclosure in this Amendment as a Compensation Committee interlock.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Independent Auditors
Deloitte & Touche LLP (“Deloitte”), as appointed by our Audit Committee, served as our independent registered public accounting firm for the fiscal year ended December 31, 2021. Neither the accounting firm nor any of its members has any direct or indirect financial interest in or any connection with us in any capacity other than as our auditors, providing audit and non-audit related services.
Independent Registered Public Accounting Firm Fees and Other Matters
The following table summarizes the fees of Deloitte, our independent registered public accounting firm, for the fiscal years ended December 31, 2021 and 2020, in each of the following categories:

Fee Category	2021	2020
Audit Fees[1]	$1,048,000	$858,000
Audit-Related Fees	—	—
Tax Fees	20,300	—
All Other Fees	—	—
Total Fees	$1,068,300	$858,000
1    “Audit Fees” consist of fees for the integrated audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting and review of our unaudited interim financial statements included in our quarterly reports on Form 10-Q during the year ended December 31, 2021.
Audit Committee Pre-Approval Policy and Procedures
Our Audit Committee has adopted a policy (the “Pre-Approval Policy”) which sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage our independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by our Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by our Audit Committee. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. On an annual basis, our Audit Committee reviews and generally pre-approves the planned services (and related fee levels or budgeted amounts) that may be provided by our independent registered public accounting firm without further Audit Committee approval. Specific Audit Committee pre-approval is required for our independent registered public accounting firm services which are not pre-approved planned services. Our Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. During 2021 and 2020, all services provided by Deloitte, were pre-approved by the Audit Committee in accordance with this policy.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements
No financial statements are filed with this Amendment. See index to Consolidated Financial Statements in Item 8 of the Original Form 10-K.
(b)Financial Statement Schedules
No financial statement schedules are filed with this Amendment because they are not applicable or are not required, or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto. See index to Consolidated Financial Statements in Item 8 of the Original Form 10-K.
(c)Exhibits
The Exhibit Index follows Item 16 and is incorporated herein by reference.
ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

EXHIBIT INDEX
Unless otherwise indicated, all references to previously filed Exhibits refer to the Company’s filings with the Securities and Exchange Commission, or SEC, under File No. 001-35726.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K		3.1	6/13/2014
3.2	Amended and Restated By-Laws	8-K		3.2	9/27/2021
4.1	Fifth Amended and Restated Stockholders’ Agreement, dated April 24, 2014, between the Company and the stockholders party thereto	S-1/A	333-194150	4.2	4/25/2014
4.2	Base Indenture, dated as of August 14, 2017, between the Company and Wilmington Trust, National Association	8-K		4.1	8/14/2017
4.3	First Supplemental Indenture, dated as of August 14, 2017, between the Company and Wilmington Trust, National Association	8-K		4.2	8/14/2017
4.4	Form of 3.00% Convertible Senior Note due 2024 (included in Exhibit 4.2)	8-K		4.3	8/14/2017
4.5	Description of Securities	10-K		4.5	2/27/2020
	Management Contracts and Compensatory Plans
10.1	Radius Health, Inc. 2003 Long-Term Incentive Plan (as amended)	10-K		10.20	3/10/2015
10.1(a)	Radius Health, Inc. 2003 Long-Term Incentive Plan Form of Stock Option Agreement	8-K	000-53173	10.32	5/23/2011
10.2	Radius Health, Inc. 2011 Equity Incentive Plan (as amended and restated)	8-K		10.1	5/27/2016
10.2(a)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Incentive Stock Options	10-K		10.2(a)	2/24/2017
10.2(b)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Stock Option Agreement for Non-Incentive Stock Options	10-K		10.2(b)	2/24/2017
10.2(c)	Form of Radius Health, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement, attached as Exhibit A thereto	10-K		10.2(c)	2/24/2017
10.3	Radius Health, Inc. 2018 Stock Option and Incentive Plan, together with forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement for Employees, Non-Qualified Stock Option Agreement for Non-Employee Directors, Restricted Stock Unit Agreement for Employees, and Restricted Stock Unit Agreement for Non-Employee Directors.	10-Q		10.5	8/7/2018
10.3(a)	Form of Restricted Stock Unit Agreement for Employees under Radius Health, Inc. 2018 Stock Option and Incentive Plan	10-K		10.3(a)	2/27/2020

10.4	Radius Health, Inc. 2016 Employee Stock Purchase Plan	8-K	10.2	5/27/2016
10.5	Radius Health, Inc. Amended and Restated Non-Employee Director Compensation Program	10-Q	10.1	05/07/2021
10.6	Form of Executive Severance Agreement	10-K	10.8	2/25/2021
10.7	Form of Indemnification Agreement between the Company and its Directors	10-K	10.18	2/28/2019
10.8	Form of Indemnification Agreement between the Company and its Officers	10-K	10.19	2/28/2019
10.9	Radius Health, Inc. Form of Employment Inducement Stock Option Agreement	10-Q	10.4	8/7/2018
10.10	Employment Agreement, dated April 24, 2020, between the Company and G. Kelly Martin	8-K	10.1	4/28/2020
10.11	Non-Qualified Stock Option Agreement, Inducement Stock Option Grant (Time-Based), dated April 28, 2020, between the Company and G. Kelly Martin	8-K	10.2	4/28/2020
10.12	Non-Qualified Stock Option Agreement, Inducement Stock Option Grant (Performance-Based), dated April 28, 2020, between the Company and G. Kelly Martin	8-K	10.3	4/28/2020
	Other Agreements
10.13^^	License Agreement, dated September 27, 2005, between the Company, as successor to Nuvios, Inc., and Ipsen Pharma SAS (f/k/a SCRAS S.A.S.) on behalf of itself and its affiliates, as amended on September 12, 2007 and May 11, 2011	10-Q	10.1	8/5/2021
10.14^	Scale-Up and Commercial Supply Agreement, dated February 27, 2018, between the Company and Kindeva Drug Delivery L.P., (formerly 3M Company and 3M Innovative Properties Company)	10-Q	10.1	5/10/2018
10.15^^	License Agreement, dated June 29, 2006, between the Company and Eisai Co., Ltd.	10-Q	10.3	8/5/2021
10.15(a)	License Agreement Amendment No. 1, dated March 9, 2015, between the Company and Eisai Co., Ltd.	10-Q	10.3	5/6/2015
10.16^	License and Development Agreement, dated July 13, 2017, between the Company and Teijin Limited	10-Q	10.1	11/2/2017
10.17^	Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q	10.1	8/4/2016
10.17(a)	Amendment No. 1, dated February 7, 2017, to Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q	10.11	8/7/2019

10.17(b)	Amendment No. 2, dated June 18, 2019, to Supply Agreement, dated June 23, 2016, between the Company and Ypsomed AG	10-Q	10.2	8/7/2019
10.18^^	Commercial Supply Agreement, dated June 28, 2016, between the Company and Vetter Pharma International GmbH	10-Q	10.2	8/5/2021
10.18(a)^^	Amendment No. 1, dated December 1, 2019, to Commercial Supply Agreement, dated June 28, 2016, between the Company and Vetter Pharma International GmbH	10-K	10.20(a)	2/27/2020
10.19^	Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q	10.1	11/3/2016
10.19(a)^	Amendment No. 1, dated December 1, 2018, to Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q	10.1	5/8/2019
10.19(b)	Amendment No. 2, dated June 10, 2019, to Manufacturing Services Agreement, dated July 13, 2016, between the Company and Polypeptide Laboratories Holding (PPL) AB, as successor to Lonza Sales Ltd	10-Q	10.3	8/7/2019
10.20	Indenture of Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	8-K	10.1	5/20/2014
10.20(a)	First Amendment, dated September 9, 2015, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.6	11/5/2015
10.20(b)	Second Amendment, dated April 22, 2016, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.2	5/10/2018
10.20(c)	Third Amendment, dated May 23, 2018, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-Q	10.1	8/7/2018
10.20(d)	Fourth Amendment, dated January 28, 2020, to Lease, dated May 14, 2014, between the Company and BP Bay Colony LLC	10-K	10.22(d)	2/27/2020
10.21	Lease, dated June 28, 2017, between the Company and KBSIII Crosspoint at Valley Forge Trust	10-Q	10.1	8/4/2017
10.22	Sublease, dated March 11, 2016, between the Company and Rovi Corporation	10-Q	10.2	8/4/2017
10.22(a)	Surrender Agreement, dated May 19, 2021, by and between Rovi Corporation and Radius Health, Inc.	8-K	10.1	5/21/2021

10.23	Amended and Restated Credit and Security Agreement (Term Loan), dated as of March 3, 2021, by and among the Company, Radius Pharmaceuticals, Inc, Radius Health Ventures, Inc, and any additional borrower thereunder, MidCap Financial Trust, as a lender and administrative agent, and the financial institutions or other entities from time to time parties thereto	8-K	10.1	3/5/2021
10.24	Amended and Restated Credit and Security Agreement (Revolving Loan), dated as of March 3, 2021, by and among Radius Health, Inc., Radius Pharmaceuticals, Inc., Radius Health Ventures, Inc., and any additional borrower from time to time, MidCap Funding IV Trust, as a lender and administrative agent, and the financial institutions or other entities from time to time parties thereto	8-K	10.2	3/5/2021
10.25	Partial Release and Acknowledgement, dated July 22, 2020, between the Company, Radius Pharmaceuticals, Inc., MidCap Financial Trust and MidCap Funding IV Trust	10-Q	10.2	11/5/2020
10.26	License Agreement, dated July 23, 2020, between Radius Pharmaceuticals, Inc. and Berlin-Chemie AG – Menarini Group	10-Q	10.1	11/5/2020
10.27^^	Asset Purchase Agreement, dated December 30, 2020, between Radius Pharmaceuticals, Inc. Benuvia Therapeutics Inc. and Fresh Cut Development LLC	10-K	10.37	2/25/2021
21.1	Subsidiaries of the Company	10-K	12.1	2/24/2022
23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm (PCAOB ID #34)	10-K	23.1	2/24/2022
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID #42)	10-K	23.2	2/24/2022
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	10-K	31.1	2/24/2022
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	10-K	31.2	2/24/2022
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*
32.1	Section 1350 Certification of Chief Executive Officer	10-K	32.1	2/24/2022
32.2	Section 1350 Certification of Chief Financial Officer	10-K	32.2	2/24/2022
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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
Date: May 2, 2022