Form 10-Q
period 2022-03-31
Radius Health, Inc.
filed 2022-05-05
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
Or
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

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of May 2, 2022: 47,570,107 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I— FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Radius Health, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,615	$111,533
Restricted cash	567	567
Accounts receivable, net	30,280	23,355
Inventory	13,296	11,373
Prepaid expenses	16,273	10,050
Other current assets	13,738	16,201
Total current assets	145,769	173,079
Property and equipment, net	763	647
Intangible assets	4,787	4,986
Right of use assets - operating leases	981	835
Other assets	1,848	1,995
Total assets	$154,148	$181,542

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,791	$17,625
Accrued expenses and other current liabilities	64,164	76,549
Operating lease liability, current	508	613
Total current liabilities	80,463	94,787
Convertible notes payable	190,686	190,479
Term loan	148,473	148,265
Operating lease liability, long term	473	315
Total liabilities	420,095	433,846
Stockholders’ equity (deficit):
Common stock, 0.0001 par value; 200,000,000 shares authorized, 47,564,764 shares and 47,359,573 shares issued and outstanding at March 31, 2022 and December 31, 2021	5	5
Additional paid-in-capital	1,120,299	1,115,672
Accumulated other comprehensive income	6	—
Accumulated deficit	(1,386,257)	(1,367,981)
Total stockholders’ equity (deficit)	$(265,947)	(252,304)
Total liabilities and stockholders’ equity (deficit)	$154,148	$181,542
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Product revenue, net	$42,958	$45,261
License revenue	200	11,000
Total revenue	$43,158	$56,261
OPERATING EXPENSES:
Cost of sales - product	4,060	3,925
Cost of sales - intangible amortization	200	200
Research and development, net of amounts reimbursable (a)	22,697	31,440
Selling, general and administrative	30,048	34,097
Loss from operations	(13,847)	(13,401)
OTHER INCOME (EXPENSE):
Other income (expense)	379	(1)
Interest expense	(4,822)	(4,364)
Interest income	14	57
Gain on extinguishment of debt	—	1,960
NET LOSS	$(18,276)	$(15,749)
OTHER COMPREHENSIVE LOSS:
Foreign currency gain	6	—
Unrealized loss from available-for-sale debt securities	—	(21)
COMPREHENSIVE LOSS	$(18,270)	$(15,770)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 7)	$(18,276)	$(15,749)
LOSS PER SHARE:
Basic and diluted	$(0.39)	$(0.34)

WEIGHTED AVERAGE SHARES:
Basic and diluted	47,441,821	46,981,016
(a) Amounts reimbursable were $9.1 million and $14.3 million for the three months ended March 31, 2022 and 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited, in thousands, except share and per share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	46,779,479	$5	$1,222,137	$21	$(1,345,822)	$(123,659)
Adjustment due to adoption of ASU 2020-06			(134,450)		48,017	(86,433)
Net loss					(15,749)	(15,749)
Unrealized loss from available-for-sale securities				(21)		(21)
Vesting of restricted shares	202,018					—
Exercise of options	193,300		3,764			3,764
Issuance of common stock upon purchase by employee stock purchase plan	66,301		678			678
Share-based compensation expense			5,410			5,410
Balance at March 31, 2021	47,241,098	$5	$1,097,539	$—	$(1,313,554)	$(216,010)

Balance at December 31, 2021	47,359,573	$5	$1,115,672	$—	$(1,367,981)	$(252,304)
Net loss					(18,276)	(18,276)
Foreign currency gain				6		6
Vesting of restricted shares	139,056					—
Share-based compensation expense related to share-based awards for employee stock purchase plan			113			113
Issuance of common stock upon purchase by employee stock purchase plan	66,135		482			482
Share-based compensation expense			4,032			4,032
Balance at March 31, 2022	47,564,764	$5	$1,120,299	$6	$(1,386,257)	$(265,947)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(18,276)	$(15,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387	251
Amortization of premium/discount on marketable securities, net	—	19
Amortization of debt discount and debt issuance costs	415	358
Share-based compensation	4,145	5,410
Gain on extinguishment of debt	—	(1,960)
Changes in operating assets and liabilities:
Inventory	(1,923)	(256)
Accounts receivable, net	(6,925)	(5,995)
Prepaid expenses	(6,223)	(1,012)
Other current assets	2,463	(7,465)
Operating lease right of use assets	150	358
Accounts payable	(1,828)	(2,143)
Deferred revenue	—	(1,000)
Accrued expenses and other current liabilities	(12,385)	10,693
Lease liability, operating leases	(243)	(622)
Net cash used in operating activities	(40,243)	(19,113)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(157)	—
Sales and maturities of marketable securities	—	23,240
Net cash provided by investing activities	(157)	23,240
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	3,764
Proceeds from issuance of term loan, net of issuance costs	—	122,687
Repurchase of convertible notes	—	(108,568)
Proceeds from issuance of shares under employee stock purchase plan	482	678
Net cash provided by financing activities	482	18,561
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(39,918)	22,688
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	112,100	92,003
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$72,182	$114,691
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,797	$4,936
Cash paid for amounts included in the measurement of operating lease liabilities	$253
Right of use assets obtained in exchange for operating lease liability	$488
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Radius Health, Inc. (“Radius,” the “Company,” “us,” “our” or “we”) is a global biopharmaceutical company focused on addressing unmet medical needs in the areas of bone health, neuroscience, and oncology. In April 2017, the Company’s first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. We are also developing certain assets we acquired related to formulations of cannabidiol related to the oral administration of a solution of CBD for therapeutic use in humans or animals (“RAD011”), for which the Company intends to seek FDA approval for a Phase 2/3 trial for treatment of hyperphagia behavior and weight loss in patients with Prader Willi syndrome (“PWS”). In October 2021, together with our licensee, Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), we announced the receipt of positive top-line results from the EMERALD Phase 3 study of our investigational product candidate elacestrant, a selective estrogen receptor degrader (“SERD”). Berlin-Chemie holds an exclusive, worldwide license to develop and commercialize products containing elacestrant.
The Company is subject to risks common to companies in its industry including, but not limited to, the dependence on revenues from a single commercialized product, competition, uncertainty about clinical trial outcomes and regulatory approvals, uncertainties relating to pharmaceutical pricing reimbursement, uncertain protection of proprietary technology and potential product liability. As of March 31, 2022, the Company had an accumulated deficit of $1,386.3 million, and total cash and cash equivalents of $71.6 million.
Based upon its cash and cash equivalents balance and the $25.0 million secured revolving credit facility available to the Company under its Revolving Credit Agreement with MidCap Financial Trust as discussed in Note 6, “Term Loan and Credit Facility” as of March 31, 2022, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational products that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital to fund its commercial operations, development plans, and other operational activities for at least one year from the date of this filing. The Company expects to finance its ongoing and future operations with its product revenue, existing cash and cash equivalents, or through strategic financing opportunities that could include, but are not limited to collaboration agreements or the incurrence of debt. However, there is no guarantee that any strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders.
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
When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022. Subsequent events have been evaluated up to the date of issuance of these financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022.
Significant Accounting Policies—The significant accounting policies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that require the Company to make estimates and assumptions include: revenue recognition, inventory obsolescence, long-lived assets and intangible assets, accounting for share-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. There were no changes to significant accounting policies during the three months ended March 31, 2022.
3. Fair Value Measurements

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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no material transfers between any levels during the three months ended March 31, 2022 or 2021.
The following table summarizes the financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$21,363	$—	$—	$21,363
Money market funds (1)	50,252	—	—	50,252
Total	$71,615	$—	$—	$71,615

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$41,285	$—	$—	$41,285
Money market funds (1)	70,248	—	—	70,248
Total	$111,533	$—	$—	$111,533
(1)                           Fair value is based upon quoted market prices.
The Company’s Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair values of the Convertible Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of March 31, 2022 was approximately $187.3 million.
The Company’s Term Loan falls into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. The estimated fair value of the Term Facility as of March 31, 2022 was approximately $145.8 million.
As of March 31, 2022, the carrying amounts of the cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and operating lease liabilities approximated their estimated fair values.
4. Inventory
Inventory consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$9,035	$7,159
Work in process	693	1,335
Finished goods	3,568	2,879
Total inventories	$13,296	$11,373
Finished goods manufactured by the Company have a 36-month shelf life from date of manufacture.
5. Convertible Notes Payable
August 14, 2017, in a registered underwritten public offering, the Company issued $300.0 million aggregate principal amount of 3% Convertible Senior Notes due September 1, 2024 (the “Convertible Notes”). In addition, on September 12, 2017, the Company issued an additional $5.0 million principal amount of Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering. In connection with the issuance of the Convertible Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees.
The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Convertible Notes may be redeemed at the Company’s option, in whole or in part, if the conditions described below are satisfied. The redemption of the Convertible Notes may also be subject to certain restrictions included in Note 6, “Term Loan and Credit Facility.” The Convertible Notes will mature on September 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 20.4891 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $48.81 per share of common stock).
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
As of March 31, 2022, none of the above circumstances had occurred and, as such, the Convertible Notes were not convertible.
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
The outstanding balances of the Convertible Notes as of March 31, 2022 consisted of the following (in thousands):

2024 Convertible Notes
Liability
Principal	$192,753
Less: debt discount and issuance costs, net	(2,067)
Net carrying amount	$190,686
The debt issuance costs on the Convertible Notes will be amortized over the remaining period.
The Company determined the expected life of the Convertible Notes was equal to their seven-year term. The effective interest rate on the Convertible Notes is 3.43%.
As of March 31, 2022, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes.
The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$1,446	$2,157
Amortization of debt discount	196	293
Amortization of debt issuance costs	11	16
Total interest expense	$1,653	$2,466
Future minimum payments on the Company’s Convertible Notes as of March 31, 2022 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022	2,891
2023	5,783
2024	198,535
Total minimum payments	$207,209
Less: interest	(14,456)
Less: unamortized discount	(2,067)
Less: current portion	—
Convertible notes payable	$190,686
6. Term Loan and Credit Facility
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
The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility”, together with the Term Facility, the “Facilities”) under which the Borrowers may borrow up to $25.0 million, the availability of which is determined based on a borrowing base as follows: (i) up to 85% of the net collectable value of the Borrowers’ domestic accounts receivable due from eligible direct and third-party payors, plus (ii) up to 40% of the Borrowers’ domestic eligible inventory, minus certain reserves; provided that the availability from eligible inventory may not exceed 20% of the borrowing base at any time. As of March 31, 2022 and up to the date of issuance of these condensed consolidated financial statements, the Company was eligible to borrow $25.0 million of the Revolving Facility.
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
The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Borrowers and their wholly-owned subsidiaries. The security interest granted over these assets could limit the Company’s ability to obtain additional debt financing. In addition, the Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the Company’s ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on its assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of its businesses. In addition, the Company is required to maintain an amount of unrestricted cash of at least $50.0 million and to achieve net revenue for each preceding twelve month period of at least certain specified amounts. Failure to comply with the covenants in the Credit Agreements, including the minimum cash and minimum net revenue covenants, could result in the acceleration of its obligations under the Credit Agreements.
On March 11, 2021, the Company received proceeds of $122.6 million under the Term Facility, net of fees and expenses of $2.4 million. With the issuance of a new term loan, the Company performed an assessment comparing the discounted cash flows of the original debt and the new debt as of the modification date, and concluded that the change is considered a modification. As of the modification date, the Company established a new effective interest rate based on the carrying value of the debt and the revised cash flows. Fees paid to the lender of $2.4 million were capitalized as debt discount and will be amortized to interest expense using the effective interest method over the term of the loan. Third party costs associated with the modification of $2.8 million were included in selling, general and administrative expense for the three months ended March 31, 2021. The outstanding balance of the Term Loan as of March 31, 2022 was (in thousands):

Term loan
Principal	$150,000
Less: debt issuance costs, net	(1,527)
Net carrying amount	$148,473
The following table sets forth total interest expense recognized related to the Term Facility during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31
	2022	2021
Contractual interest expense	$2,961	$1,037
Amortization of debt discount	208	49
Total interest expense	$3,169	$1,086
Future minimum payments on the Term Facility as of March 31, 2022 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022	8,719
2023	61,302
2024	102,260
Total minimum payments	$172,281
Less: interest	(22,281)
Less: unamortized issuance costs	(1,527)
Less: current portion	—
Term loan	$148,473

7. Net Loss Per Share
Basic and diluted net loss per share for the periods set forth below is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(18,276)	$(15,749)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	47,441,821	46,981,016
Loss per share - basic and diluted	$(0.39)	$(0.34)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three months ended March 31, 2022 and 2021, respectively, all of the Company’s options to purchase common stock, restricted stock units outstanding, and performance options were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	5,822,796	6,203,490
Restricted stock units	1,765,418	460,907
Performance units	960,000	—
Performance options	1,035,000	1,035,000
The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of March 31, 2022, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share during the three month periods ended March 31, 2022 and 2021, respectively. The Company uses the if-converted method for the Convertible Notes.

8. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2022 and 2021 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2020	$1,891	$14,644	$2,572	$19,107
Provision related to sales in the current year	4,383	25,681	118	30,182
Adjustments related to prior period sales	(90)	(534)	(2,249)	(2,873)
Credits and payments made	(5,080)	(18,984)	(127)	(24,191)
Ending balance at March 31, 2021	1,104	20,807	314	22,225

Ending balance at December 31, 2021	$2,061	$24,604	$224	$26,889
Provision related to sales in the current year	4,453	30,087	119	34,659
Adjustments related to prior period sales	—	239	—	239
Credits and payments made	(4,690)	(28,168)	(109)	(32,967)
Ending balance at March 31, 2022	$1,824	$26,762	$234	$28,820
Chargebacks, discounts, fees, and returns are recorded as reductions of accounts receivables, net on the condensed consolidated balance sheets. Government and other rebates are recorded as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
9. License Revenue and Reimbursable Expenses
General
The Company has generated revenue from contracts with customers, which include upfront payments for licenses.
Teijin
In July 2017, the Company entered into a License and Development Agreement (the “Teijin Agreement”) with Teijin Limited (“Teijin”) for abaloparatide for subcutaneous injection (“abaloparatide-SC”) in Japan.

Pursuant to the Teijin Agreement, the Company granted Teijin: (i) an exclusive payment-bearing license under certain of the Company’s intellectual property to develop and commercialize abaloparatide-SC in Japan, (ii) a non-exclusive payment-bearing license under certain of the Company’s intellectual property to manufacture abaloparatide-SC for commercial supply in Japan, (iii) a right of reference to certain of the Company’s regulatory data related to abaloparatide-SC for purposes of developing, manufacturing and commercializing abaloparatide-SC in Japan, (iv) a manufacture transfer package, upon Teijin’s request, consisting of information and the Company’s know-how that is necessary for the manufacture of active pharmaceutical ingredient and abaloparatide-SC, (v) a right, at Teijin’s request, to have the Company manufacture (or arrange for a third party to manufacture) and supply (or arrange for a third party to supply) the active pharmaceutical ingredient for the clinical supply of abaloparatide-SC in sufficient quantities to enable Teijin to conduct its clinical trials in Japan, and (vi) a right to request that the Company arrange for Teijin to directly enter into commercial supply agreements with the Company’s existing contract manufacturers on the same pricing terms and on substantially similar commercial terms to those set forth in the Company’s existing agreements with such contract manufacturers. In consideration for these rights, the Company received an upfront payment of $10.0 million, and may receive further payments upon the achievement of certain regulatory and sales milestones, as well as a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term, as defined below. In addition, the Company has an option to negotiate a co-promotion agreement with Teijin for abaloparatide-SC in Japan upon commercialization.

Pursuant to the Teijin Agreement, the parties may further collaborate on new indications for abaloparatide-SC. The Company also maintains full global rights to the abaloparatide-coated transdermal system product (“abaloparatide-TD”) that we are developing with Kindeva Drug Delivery (“Kindeva”), which is not currently part of the Teijin Agreement.
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
In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk fracture. Upon achievement of this regulatory milestone the Company received a payment of $10.0 million from Teijin, which was recognized as license revenue during the three months ended March 31, 2021.
Berlin-Chemie
In July 2020, the Company entered into to a license agreement (“License Agreement”) with Berlin-Chemie under which the Company granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901) worldwide.

The Company and Berlin-Chemie simultaneously entered into a Transition Services Agreement (the “TSA”), pursuant to which the Company has agreed to perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study until the earlier of the completion of the contemplated services or the filing with the FDA of a New Drug Application (the “NDA”) for elacestrant. Pursuant to the TSA, Berlin-Chemie agreed to reimburse the Company for all out-of-pocket and full-time employee costs in performing the services, for total estimated reimbursements of $114.6 million. The Company will continue to incur research and development expenses in support of scale up costs under the TSA.

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
During the three months ended March 31, 2022 and 2021, the Company recorded $9.1 million and $14.3 million, respectively, as reductions of research and development expenses for reimbursement of transition services performed under the TSA. As of March 31, 2022 and December 31, 2021, we had receivable balances of $14.1 million and $11.8 million, respectively, related to reimbursable research and development expenses under this agreement, which is presented in other current assets on the condensed consolidated balance sheet.
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
As of March 31, 2022, the Company was not party to any significant litigation.
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
The initial term of the Supply Agreement began on its effective date, February 27, 2018 and will continue for five years after the first commercial sale of abaloparatide-TD. The Supply Agreement then automatically renews for successive three-year terms, unless earlier terminated pursuant to its terms or upon either party’s notice of termination to the other 24 months prior to the end of the then-current term. The Supply Agreement may be terminated by either party upon an uncured material breach of its terms by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution. The Company may terminate the Supply Agreement upon the occurrence of certain events, including for certain clinical, technical, or commercial reasons impacting abaloparatide-TD, if it is unable to obtain U.S. regulatory approval for abaloparatide-TD within a certain time period, or if it ceases development or commercialization of abaloparatide-TD. Kindeva may terminate the Supply Agreement upon the occurrence of certain events, including if there are certain safety issues related to abaloparatide-TD, if the Company is unable to obtain U.S. regulatory approval for abaloparatide-TD within a certain time period, or if the Company fails to order abaloparatide-TD for a certain period of time after commercial launch of the abaloparatide-TD in the U.S. Upon certain events of termination, Kindeva is required to transfer the manufacturing processes for abaloparatide-TD to the Company or a mutually agreeable third party and continue supplying abaloparatide-TD for a period of time pursuant to the Company’s projected supply requirements. The Company has paid 3M and Kindeva approximately $63.0 million, in the aggregate, through March 31, 2022 with respect to performance under the Supply Agreement. In addition, there are cancellable purchase commitments in place to fund certain facility build out and future purchases of capital equipment.
In June 2009, the Company entered into a Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which abaloparatide-TD development activities occur and 3M has manufactured phase 1 and 2 clinical trial supplies on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2019, after which it automatically renews for successive one-year terms, unless earlier terminated, until the earliest of (i) the expiration or termination of the Supply Agreement, (ii) the mutual written agreement of the parties, or (iii) prior written notice by either party to the other party at least ninety days prior to the end of the then-current term of the Development Agreement that such party declines to extend the term. Either party may terminate the agreement in the event of an uncured material breach by the other party. The Company pays 3M for services delivered pursuant to the agreement on a fee-for-service or a fee-for-deliverable basis as specified in the agreement. The Company has paid 3M and Kindeva approximately $31.8 million, in the aggregate, through March 31, 2022 with respect to performance under the Development Agreement.
Manufacturing Agreements
The Company is a party to a Supply Agreement with Ypsomed AG (“Ypsomed”), as amended, pursuant to which Ypsomed has agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide, the active pharmaceutical ingredient (“API”) for TYMLOS. The Company has agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company has made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement had an initial term of three years, which began on June 1, 2017, after which it automatically renewed for a two-year term. Following its current term, the agreement automatically renews for additional two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. During the two-year term beginning May 2020, the Company is required to purchase a minimum number of batches for CHF 1.9 million (approximately $2.1 million).

The Company is also a party to a Commercial Supply Agreement with Vetter Pharma International GmbH (“Vetter”), as amended, pursuant to which Vetter has agreed to formulate the finished abaloparatide-SC drug product containing abaloparatide, the API, to fill cartridges with the drug product, to assemble the pen delivery device, and to package the pen for commercial distribution. The Company has agreed to purchase the cartridges and pens in specified batch sizes at a price per unit. For labeling and packaging services, the Company has agreed to pay a per unit price dependent upon the number of pens loaded with cartridges that are labeled and packaged. These prices are subject to an annual price adjustment. The term of the agreement automatically renewed on January 1, 2021 for an additional two-year term and will automatically renew for additional two-year terms thereafter, unless either party notifies the other party two years before the end of the then-current term that it does not intend to renew.

The Company is also a party to a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as amended, as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually, equal to €2.9 million (approximately $3.1 million) per year and $17.2 million in total through the year ended December 31, 2022. The agreement has an initial term of six years, which began on June 28, 2016, after which it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
Asset Purchase Agreement
In December 2020, the Company entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of cannabidiol (“CBD”) related to the oral administration of a liquid formulation of CBD for therapeutic use in humans or animals (“RAD011”). Under the terms of the agreement, the Company may be obligated to make additional payments of up to $60.0 million in future periods, which would become due and payable only upon the achievement of certain development milestones. In addition, the Company may be obligated to pay up to $30.0 million in sales milestones contingent upon the realization of sales revenues and sublicense revenue. As of March 31, 2022, the Company recognized a liability of $2.5 million, which is recorded as accrued expenses and other current liabilities within the consolidated balance sheet for certain development milestones that were deemed probable of achievement.
11. Income Taxes
The Company did not record a federal or state income tax provision or benefit for each of the three months ended March 31, 2022 and 2021 due to the expected loss before income taxes to be incurred for the years ended December 31, 2022 and 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
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
•our plans with respect to collaborations and licenses related to the development, manufacture or sale of TYMLOS and our investigational product candidates,
•our goals and expectations with respect to development and commercialization of RAD011, our cannabidiol oral asset (“CBD”);
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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, the uncertainties inherent in commercializing pharmaceutical products or the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our ability to attract and retain customers, our development activities and those other factors we discuss in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These important factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.
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
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of April 1, 2022 TYMLOS was available and covered for approximately 287 million U.S. insured lives, representing approximately 99% of U.S. commercial and 73% of Medicare Part D insured lives.
We are pursuing potential additional indications for TYMLOS. In October 2021, we announced positive top-line results from our Phase 3 clinical trial evaluating abaloparatide for subcutaneous injection (“abaloparatide-SC”) for use in males with osteoporosis (the “ATOM Trial”). The ATOM Trial met its primary and secondary endpoints and demonstrated a safety profile consistent with previous trials. We are also developing an abaloparatide transdermal system (“abaloparatide-TD”) for potential use in the treatment of postmenopausal women with osteoporosis. In December 2021, we announced the results of our Phase 3 clinical trial for abaloparatide-TD, a different formulation of abaloparatide delivered using Kindeva Drug Delivery’s (“Kindeva”) patented microstructured transdermal system technology (the “wearABLe Trial”). The wearABLe Trial did not meet its primary or secondary endpoints.
We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. Based on feedback received from the Type C meeting with the FDA in June 2021, we are moving forward with a potentially pivotal Phase 2/3 study for treatment of hyperphagia-related behavior in patients with Prader-Willi syndrome (“PWS”) in the first half of 2022. We also plan to initiate, on a gated basis, two additional clinical trials in Angelman syndrome (“AS”), with the goal of reducing seizures, and infantile spasms (“IS”), with the goal of spasm resolution. RAD011 has been granted Orphan Drug Designation by the FDA for treatment of PWS, AS and IS.
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
In July 2017, we entered into a license and development agreement with Teijin Pharma Limited (“Teijin”) for abaloparatide-SC in Japan. In May 2020, we announced that Teijin submitted an NDA for abaloparatide-SC in Japan for the treatment of osteoporosis in patients who are high risk of fracture and in March 2021, we announced the approval in Japan of Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture in Japan. Pursuant to the agreement with Teijin, we have received an upfront payment and a regulatory milestone payment upon the approval of Ostabaro.We may receive additional milestone payments upon the achievement of certain sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term.
In October 2021, we announced positive top-line results of our ATOM Trial, evaluating TYMLOS for use in treatment of men with osteoporosis. This study met its primary endpoint of change in lumbar spine bone mineral density (“BMD”) at 12 months compared to placebo, demonstrating statistical significance after 12 months. It also met secondary endpoints of change in lumbar spine BMD at 6 months compared to placebo, change in total hip BMD at 12 months compared to placebo, and change in femoral neck BMD at 12 months compared to placebo. We expect that these results will form the basis of a supplemental NDA seeking to expand the use of TYMLOS to increase bone mass in men with osteoporosis at high risk for fracture. The ATOM Trial was a randomized, double-blind, placebo-controlled trial that enrolled 228 men with osteoporosis. The primary endpoint is change in lumbar spine BMD at 12 months compared with placebo. In previous clinical trials, TYMLOS has demonstrated increases in BMD in postmenopausal women. The ATOM Trial includes specialized high-resolution imaging to examine the effect of abaloparatide on bone structure, such as the hip, in a subset of the study participants. On February 25, 2022, the Company filed a Supplemental New Drug Application (“sNDA”) with the FDA for TYMLOS subcutaneous injection in men with osteoporosis at high risk for fracture. The sNDA filing will be a 10-month FDA review and is based on the data from the Phase 3 ATOM study that was announced on October 18, 2021.
Abaloparatide-TD
In December 2021, we announced Phase 3 top-line results from the wearABLe Trial, which evaluated the non-inferiority of abaloparatide-TD as compared to TYMLOS. The trial did not meet its primary endpoint, as patients treated with abaloparatide-TD demonstrated an increase of 7.1% in lumbar spine BMD versus an increase of 10.9% for those treated with TYMLOS. The wearABLe Trial similarly did not meet its secondary endpoint. The wearABLe study was a single, pivotal, randomized, open label, active controlled, BMD non-inferiority bridging study with an enrollment of approximately 500 patients with postmenopausal osteoporosis at high risk of fracture.
We, along with our partner Kindeva, continue to evaluate all strategic options for the abaloparatide-TD program.
RAD011

We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. We acquired RAD011 from Fresh Cut Development, LLC and Benuvia Therapeutics Inc. in December 2020. Prior to the Company’s acquisition of RAD011, it was granted fast track designation by the FDA in 2017 and orphan drug designation in August 2020 for the treatment of hyperphagia behavior and weight loss in patients with PWS. In June 2021, we participated in a Type C meeting with the FDA to discuss initiation of a potentially pivotal Phase 2/3 study for treatment of PWS. Based on feedback from that meeting, we intend to initiate the potentially pivotal study. This Synthetic Cannabidiol Oral Solution (“SCOUT”) 015 study will be a randomized double-blind placebo-controlled seamless Phase 2/3 trial designed to support a 505(b)(2) NDA submission for RAD011 for the treatment of hyperphagia in patients with PWS. We will move forward with the development of RAD011 as not scheduled under the Controlled Substance Act (“CSA”) based on guidance from the U.S. Drug Enforcement Administration (“DEA”). The guidance states that if a product does not contain any quantity of synthetic tetrahydrocannabinol (“THC”) (or any other controlled substance), it is not controlled under the CSA. RAD011 is not scheduled as it does not contain traceable amounts of THC or any other controlled substance. The Company anticipates initiating a seamless Phase 2/3 study for patients with PWS in the first half of 2022, as well as for patients with AS and AI.
Elacestrant (RAD1901)
In October 2021, we and our licensee, Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), together announced positive top-line results from the EMERALD Phase 3 study of our investigational product candidate elacestrant, a selective estrogen receptor degrader (“SERD”). The EMERALD Phase 3 study was designed to evaluate elacestrant as a second or third-line monotherapy versus the standard of care for treatment of patients with estrogen receptor-positive (“ER+”) and human epidermal growth factor receptor 2-negative (“HER2-”) advanced or metastatic breast cancer. The study met both primary endpoints, demonstrating statistically significant progression-free survival in the overall population and in patients with tumors harboring estrogen receptor 1 (“ESR1”) mutations. Based on these results, in the second quarter of 2022, we expect to proceed with applications for marketing approval in the United States and the European Union in collaboration with Berlin-Chemie.
Berlin-Chemie holds an exclusive, worldwide license to develop and commercialize products containing elacestrant. For a more detailed discussion of the terms of our license agreement with Berlin-Chemie, please see Note 9 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties, with the exception of elacestrant (“RAD1901”). Abaloparatide represents the largest portion of our research and development expenses for our investigational product candidates since our inception. We began tracking program expenses for TYMLOS (abaloparatide-SC) in 2005, and program expenses from inception to March 31, 2022 were approximately $261.3 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to March 31, 2022 were approximately $195.1 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to March 31, 2022 were approximately $130.1 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to March 31, 2022 were approximately $18.0 million. We began tracking program expenses for RAD011 in 2020, and program expenses from inception to March 31, 2022 were approximately

$31.1 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.
Costs related to facilities, depreciation, share-based compensation, and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.
The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Program-specific costs - external:
Abaloparatide-SC	$2,113	$7,609
Abaloparatide-TD	3,157	10,448
Elacestrant (RAD1901)	(2,907)	1,409
RAD140	—	93
RAD011	5,772	9
Total program-specific costs - external	$8,135	$19,568

Shared-services costs - external:
R&D support costs	4,996	7,366
Other operating costs	840	206
Total shared-services costs - external	$5,836	$7,572

Shared-services costs - internal
Personnel-related costs	7,076	2,649
Share-based compensation	1,242	1,601
Occupancy costs	368	10
Depreciation expense	40	40
Total shared-services costs - internal	$8,726	$4,300

Total research and development costs	$22,697	$31,440
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related expenses for commercial operations, executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, including the cost of maintaining our intellectual property portfolio, and other corporate expenses.
Our results also include share-based compensation expense as a result of the issuance of stock option, restricted stock unit, and performance unit grants to our employees, directors and consultants. The share-based compensation expense is included in the respective categories of expense in our condensed consolidated statements of operations and comprehensive loss (i.e., research and development or selling, general and administrative expenses). We expect to record additional non-cash compensation expense in the future, which may be significant.
Interest Income
Interest income reflects interest earned on our cash, cash equivalents.
Interest Expense
Interest expense consists of interest expense related to the Convertible Notes the Company issued in a registered unwritten public offering on August 14, 2017 (“Convertible Notes”) and Amended and Restated Credit and Security Agreement with MidCap Financial Trust (“Term Loan”) the Company refinanced on March 3, 2021. A portion of the interest expense on the Convertible Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. We evaluate our estimates and judgements on an ongoing basis, including those related to revenue recognition, accrued clinical expenses, research and development expenses,share-based compensation, and fair value measures, among others, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2021. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2022. There were no changes to significant accounting policies during the three months ended March 31, 2022, except for the adoption of certain ASUs issued by the FASB, as disclosed above within Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended March 31, 2022 and 2021 (in thousands, except percentages)

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
Revenues:
Product revenue, net	$42,958	$45,261	$(2,303)	(5)%
License revenue	$200	11,000	$(10,800)	(98)%
Total revenue	$43,158	56,261	$(13,103)	(23)%
Operating expenses:
Cost of sales - product	$4,060	3,925	$135	3%
Cost of sales - intangible amortization	$200	200	$—	—
Research and development, net of amounts reimbursable	$22,697	31,440	$(8,743)	(28)%
Selling, general and administrative	$30,048	34,097	$(4,049)	(12)%
Loss from operations	$(13,847)	(13,401)	$(446)	(3)%
Other (expense) income:
Other income (expense), net	$379	(1)	$380	38,000%
Interest expense	$(4,822)	(4,364)	$(458)	(10)%
Interest income	$14	57	$(43)	(75)%
Gain on extinguishment of debt	$—	1,960	$(1,960)	100%
Net loss	$(18,276)	$(15,749)	$(2,527)	(16)%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the three months ended March 31, 2022, we recorded approximately $43.0 million of net product revenue compared to $45.3 million for the three months ended March 31, 2021. The decrease in product revenue was primarily driven by decreases in both unit volume and net sales price.
License revenue— For the three months ended March 31, 2022, we recorded $0.2 million of license revenue. In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. Pursuant to our license and development agreement with Teijin, we recognized $10.0 million during the three months ended March 31, 2021 in connection with the completion of this regulatory milestone. In addition, we recognized $1.0 million in license revenue in connection with other license agreements for the three months ended March 31, 2021.

Cost of sales— Cost of sales was $4.1 million for the three months ended March 31, 2022 and $3.9 million the three months ended March 31, 2021. This increase was primarily driven by an increase foreign currency revaluation, partially offset by a decrease in the overhead allocation.
Research and development expenses— For the three months ended March 31, 2022, research and development expense was $22.7 million compared to $31.4 million for the three months ended March 31, 2021, a decrease of $8.7 million, or 28%. This decrease was primarily driven by a decrease of $7.3 million in abaloparatide-TD program costs, a $5.5 million decrease in abaloparatide-SC program costs, a $1.0 million decrease in professional fees driven by billed reimbursable consultant costs, and a $2.1 million decrease in elacestrant program costs, which is comprised of a $7.3 million decrease in gross program expenses as well as a $5.2 million change in billed reimbursable expenses. These decreases were offset by a $6.1 million increase in RAD011 program costs, a $0.4 million increase in occupancy and depreciation costs, a $0.2 million increase in other operating costs, and a $0.4 million increase in compensation expense, which is comprised of a $1.0 million increase in compensation expense related to headcount offset by $0.5 million of billed reimbursable expenses.
Selling, general and administrative expenses— For the three months ended March 31, 2022, selling, general and administrative expenses were $30.0 million compared to $34.1 million for the three months ended March 31, 2021, a decrease of $4.0 million, or 12%. This decrease was primarily the result of a $3.5 million decrease in professional support costs and a $1.2 million decrease in wages and employee benefit costs due to a decrease in headcount. These decreases were offset by a $0.7 million increase in occupancy and depreciation costs and other operating costs.
Other income (expense), net— For the three months ended March 31, 2022, other income, net of expense was $0.4 million, as compared to other expense, net of other income of $1.0 thousand during the three months ended March 31, 2021. Other expense, net of other income, of $379.0 thousand for the three months ended March 31, 2022 consisted primarily of other taxes and foreign currency revaluation gains.
Interest income— For the three months ended March 31, 2022, interest income was approximately $14.0 thousand compared to $57.0 thousand for the three months ended March 31, 2021, a decrease of $43.0 thousand, or 75%. This decrease was primarily due to the decrease in the balance of our cash equivalents, which were used to fund operations.
Interest expense— For the three months ended March 31, 2022, interest expense was approximately $4.8 million compared to $4.4 million for the three months ended March 31, 2021, an increase of $0.5 million, or 10%. This increase was driven the issuance of the new term loan in March 2021 which resulted in a $2.1 million increase in interest. This increase was partially offset by a $0.8 million decrease in interest expense as a result of the repurchase of $112.2 million face amount of the 3% Convertible Senior Notes in March 2021.
Gain on extinguishment of debt— For the three months ended March 31, 2021, we recognized a gain on the extinguishment of debt of $2.0 million related to the repurchase of a portion of our Convertible Notes.
Liquidity and Capital Resources
From inception to March 31, 2022, we have incurred an accumulated deficit of $1,386.3 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash and cash equivalents balance as of March 31, 2022 was $71.6 million. We have historically financed our operations since inception through public offerings of our common stock, issuance of convertible debt, private sales of preferred stock, and borrowings under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have financed a portion of our operations through product revenue.
Based upon our cash and cash equivalents balance as of March 31, 2022 and funds available to us through our credit facilities, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans and our U.S. commercial and other operational activities for at least twelve months from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our product portfolio with our existing cash and cash equivalents, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
There is no guarantee that any strategic or financing opportunity will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. Our future capital requirements will depend on many factors, including the scope of and progress in our research and development and commercialization activities, the results of our clinical trials, and the review and potential approval of our products by the FDA or other foreign regulatory authorities. The successful development of our product candidates is subject to numerous risks and uncertainties associated with commercializing and developing drugs, which could have a significant impact on the cost and timing associated with the commercialization and development of our products and product candidates. If we fail to obtain additional future capital, we may be unable to complete our planned commercialization activities or complete preclinical and clinical trials and obtain approval of any of our product candidates from the FDA or foreign regulatory authorities.
TYMLOS is our only approved product and our business currently depends heavily on its continued successful commercialization. Successful commercialization of an approved product is an expensive and uncertain process. See “Risk Factors - Risks Related to the Commercialization and Development of Our Product Candidates” set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
Net cash (used in) provided by:
Operating activities	$(40,243)	$(19,113)	$(21,130)	(111)%
Investing activities	(157)	23,240	(23,397)	(101)%
Financing activities	482	18,561	(18,079)	(97)%
Net increase in cash, cash equivalents, and restricted cash	$(39,918)	$22,688	$(62,606)	(276)%
Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2022 was $40.2 million, which was primarily the result of a net loss of $18.3 million, partially offset by $4.9 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $26.9 million. The $18.3 million net loss was primarily due to abaloparatide-SC program costs, abaloparatide-TD program costs, elacestrant and RAD011 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $4.9 million net non-cash adjustments to reconcile net loss to net cash used in operations primarily included share-based compensation expense of $4.1 million, depreciation of $0.4 million and amortization of debt discounts of $0.4 million.
Net cash used in operating activities during the three months ended March 31, 2021 was $19.1 million, which was primarily the result of a net loss of $15.7 million, partially offset by $4.1 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $7.4 million. The $15.7 million net loss was primarily due to abaloparatide-SC program costs, abaloparatide-TD program costs, elacestrant and RAD011 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $4.1 million non-cash adjustments to reconcile net loss to net cash used in operations primarily included share-based compensation expense of $5.4 million, depreciation of $0.3 million and other non-cash adjustments offset by gain on extinguishment of debt of $2.0 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 was $0.2 million, which was the result of the purchase of property and equipment.
Net cash provided by investing activities during the three months ended March 31, 2021 was $23.2 million, which was the result of sales and maturities of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2022 was $0.5 million, which consisted of cash received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan (“ESPP”).
Net cash provided by financing activities during the three months ended March 31, 2021 was $18.6 million, which consisted of $122.7 million of proceeds received from issuance of the term loan, $3.8 million of proceeds received from exercises of stock options, and $0.7 million received upon issuance of common stock under the ESPP. These proceeds were offset by the use of $108.6 million to repurchase convertible notes.
Borrowings and Other Liabilities
There were no material changes in borrowing arrangements and equity offerings since the filing of our most recent Annual Report.
Contractual Obligations and Commitments

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. We enter into contracts in the normal course of business for marketing and promotion, commercial activities, preclinical and clinical research studies, research supplies, and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts and not included in the table of contractual obligations and commitments. We are also a party to certain material supply, manufacturing, license and other agreements entered into outside of the normal course of our business, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, we have certain obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones, such as the start of a clinical trial, filing of an NDA, approval by the FDA, or product launch. The disclosed balances exclude the potential payments we may be required to make under our agreements because the timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancellable upon written notice by us and therefore, not long-term liabilities. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.
During the three months ended March 31, 2022, there were no material changes to our contractual obligations described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Net Operating Loss Carryforwards
As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $1,033.8 million and $710.5 million, respectively, subject to limitation, as described below. If not utilized, the net operating loss carryforwards will expire at various dates through 2036.
Under Section 382 of the Internal Revenue Code of 1986, or Section 382, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be used annually in the future to offset taxable income. We have completed studies through February 28, 2022, to determine whether any ownership change has occurred since our formation and have determined that transactions have resulted in two ownership changes, as defined under Section 382. There could be additional ownership changes and/or in the future that could further limit the amount of net operating loss and tax credit carryforwards that we can utilize. A full valuation allowance has been recorded against our net operating loss carryforwards and other deferred tax assets, as the realization of the deferred tax asset is uncertain.
As a result, we have not recorded any federal or state income tax benefit in our condensed consolidated statements of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements or any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.
New Accounting Standards
See Note 2 - Basis of Presentation and Significant Accounting Policies - Accounting Standards Updates in the accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

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
We are exposed to market risk related to changes in interest rates. As of March 31, 2022, we had cash, cash equivalents, and restricted cash of $72.2 million. This exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2022, we did not have any hard-to-value investment securities or securities for which a market is not readily available or active.
We are also exposed to interest rate volatility with regard to existing debt issuances. As of March 31, 2022, we had a term loan balance of $148.5 million and borrowings under this Term Facility bear interest through maturity at a variable rate based upon the LIBOR rate plus 5.75%, subject to a LIBOR floor of 2.00% and borrowings under the Revolving Facility bear interest through maturity at a variable rate based upon the LIBOR rate plus 3.50%, subject to a LIBOR floor of 2.00%. An immediate 10% change in interest rates would not have a material effect on the fair value of our term loan, and would not have a significant impact on our financial statements as we do not record debt at fair value.
We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 4.   Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we are party to litigation arising in the ordinary course of our business. As of March 31, 2022, we were not party to any significant litigation.
Item 1A.  Risk Factors.
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC.

The Company reviewed its risk factors as of March 31, 2022 and determined that there were no material changes from the ones set forth in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation	8-K	001-35726	3.1	6/13/2014

3.2	Amended and Restated By-Laws	8-K	001-35726	3.2	9/27/2021

10.1	Offer Letter between the Company and Mark Conley	8-K	001-35726	10.1	3/16/2022

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)					*

*     Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ G. Kelly Martin
G. Kelly Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022

	By:	/s/ Mark W. Conley
Mark W. Conley
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 5, 2022