Form 10-Q
period 2022-06-30
Radius Health, Inc.
filed 2022-08-09
CIK 1428522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
Or
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

Number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of August 4, 2022 : 47,620,498 shares

RADIUS HEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I— FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Radius Health, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,491	$111,533
Restricted cash	567	567
Accounts receivable, net	26,260	23,355
Inventory	12,491	11,373
Prepaid expenses	16,674	10,050
License receivables	5,750	—
Other current assets	12,178	16,201
Total current assets	146,411	173,079
Property and equipment, net	912	647
Intangible assets	4,587	4,986
Right of use assets - operating leases	829	835
Other assets	1,701	1,995
Total assets	$154,440	$181,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,485	$17,625
Accrued expenses and other current liabilities	72,956	76,549
Operating lease liability, current	418	613
Total current liabilities	87,859	94,787
Convertible notes payable	190,892	190,479
Term loan	148,681	148,265
Operating lease liability, long term	411	315
Total liabilities	427,843	433,846
Stockholders’ deficit:
Common stock, 0.0001 par value; 200,000,000 shares authorized, 47,607,604 shares and 47,359,573 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in-capital	1,125,532	1,115,672
Accumulated other comprehensive income	50	—
Accumulated deficit	(1,398,990)	(1,367,981)
Total stockholders’ deficit	(273,403)	(252,304)
Total liabilities and stockholders’ deficit	$154,440	$181,542
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Product revenue, net	$52,535	$51,797	$95,493	$97,057
License revenue	5,750	—	5,950	11,000
Total revenue	58,285	51,797	101,443	108,057
OPERATING EXPENSES:
Cost of sales - product	5,377	4,394	9,437	8,319
Cost of sales - intangible amortization	199	200	399	399
Research and development, net of amounts reimbursable (a)	26,312	26,950	49,009	58,391
Selling, general and administrative	34,248	32,143	64,296	66,240
Loss from operations	(7,851)	(11,890)	(21,698)	(25,292)
OTHER INCOME (EXPENSE):
Other (expense) income	(109)	(79)	269	(80)
Interest expense	(4,861)	(4,847)	(9,683)	(9,211)
Interest income	88	6	102	64
Gain on extinguishment of debt	—	—	—	1,960
NET LOSS	$(12,733)	$(16,810)	$(31,010)	$(32,559)
OTHER COMPREHENSIVE LOSS:
Foreign currency	44	—	50	—
Unrealized loss from available-for-sale debt securities	—	—	—	(21)
COMPREHENSIVE LOSS	$(12,689)	$(16,810)	$(30,960)	$(32,580)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC AND DILUTED (Note 7)	$(12,733)	$(16,810)	$(31,010)	$(32,559)
LOSS PER SHARE:
Basic and diluted	$(0.27)	$(0.35)	$(0.65)	$(0.69)

WEIGHTED AVERAGE SHARES:
Basic and diluted	47,588,158	47,391,530	47,515,394	47,114,947

(a) Amounts reimbursable for the three and six months ended June 30, 2022 were $9.6 million and $18.7 million, respectively, and $18.5 million and $32.8 million, respectively, for the three and six months ended June 30, 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited, in thousands, except share amounts)

	Stockholders’ Deficit
	Common Stock				Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit	Total Stockholders’ Deficit
	Shares		Amount		Amount		Amount		Amount	Amount
Balance at December 31, 2021	47,359,573		$5		$1,115,672		$—		$(1,367,981)	$(252,304)
Net loss	—		—		—		—		(18,276)	(18,276)
Foreign currency translation adjustment	—		—		—		6		—	6
Vesting of restricted shares	139,056		—		—		—		—	—
Share-based compensation expense related to share-based awards for employee stock purchase plan	—		—		113		—		—	113
Issuance of common stock upon purchase by employee stock purchase plan	66,135		—		482		—		—	482
Share-based compensation expense	—		—		4,032		—		—	4,032
Balance at March 31, 2022	47,564,764	0	$5	0	$1,120,299	0	$6	0	$(1,386,257)	$(265,947)
Net Loss	—		—		—		—		(12,733)	(12,733)
Foreign currency translation adjustment	—		—		—		44		—	44
Vesting of restricted shares	40,901		—		—		—		—	—
Share-based compensation expense related to share-based awards for employee stock purchase plan	—		—		125		—		—	125
Issuance of common stock upon purchase by employee stock purchase plan	1,939		—		—		—		—	—
Share-based compensation expense	—		—		5,108		—		—	5,108
Balance at June 30, 2022	47,607,604		$5		$1,125,532		$50		$(1,398,990)	$(273,403)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited, in thousands, except share amounts)

	Stockholders’ Deficit
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	46,779,479	$5	$1,222,137	$21	$(1,345,822)	$(123,659)
Net loss	—	—	—	—	(15,749)	(15,749)
Adjustment due to adoption of ASU 2020-06	—	—	(134,450)	—	48,017	(86,433)
Unrealized gain from available-for-sale securities	—	—	—	(21)	—	(21)
Vesting of restricted shares	202,018	—	—	—	—	—
Exercise of options	193,300	—	3,764	—	—	3,764
Issuance of common stock upon purchase by employee stock purchase plan	66,301	—	678	—	—	678
Share-based compensation expense	—	—	5,410	—	—	5,410
Balance at March 31, 2021	47,241,098	$5	$1,097,539	$—	$(1,313,554)	$(216,010)
Net loss	—	—	—	—	(16,810)	(16,810)
Vesting of restricted shares	11,621	—	—	—	—	—
Exercise of options	2,375	—	40	—	—	40
Share-based compensation expense		—	5,703	—	—	5,703
Balance at June 30, 2021	$47,255,094	$5	$1,103,282	$—	$(1,330,364)	$(227,077)
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(31,010)	$(32,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	777	494
Amortization of premium/discount on marketable securities, net	—	19
Amortization of debt discount and debt issuance costs	829	771
Share-based compensation	9,378	11,113
Gain on extinguishment of debt	—	(1,960)
Gain on the lease termination	—	(901)
Changes in operating assets and liabilities:
Inventory	(1,118)	(2,136)
Accounts receivable, net	(2,905)	(3,328)
Prepaid expenses	(6,624)	1,877
License receivables	(5,750)	—
Other current assets	4,023	(15,959)
Operating lease right of use assets	302	667
Other long-term assets	—	(967)
Accounts payable	(3,090)	4,637
Deferred revenue	—	(1,000)
Accrued expenses and other current liabilities	(3,592)	6,327
Lease liability, operating leases	(395)	(1,199)
Net cash used in operating activities	(39,175)	(34,104)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(349)	—
Sales and maturities of marketable securities	—	23,240
Net cash (used in) provided by investing activities	(349)	23,240
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	3,804
Proceeds from issuance of term loan, net of issuance costs	—	122,687
Repurchase of convertible notes	—	(108,568)
Proceeds from issuance of shares under employee stock purchase plan	482	678
Net cash provided by financing activities	482	18,601
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(39,042)	7,737
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	112,100	92,003
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$73,058	$99,740
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$8,704	$7,622
Cash paid for amounts included in the measurement of operating lease liabilities	$412	$1,340
Right of use assets obtained in exchange for operating lease liability	$488	$332
See accompanying notes to unaudited condensed consolidated financial statements.

Radius Health, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Radius Health, Inc. (“Radius,” the “Company,” “us,” “our” or “we”) is a global biopharmaceutical company focused on addressing unmet medical needs in the areas of bone health, neuroscience, and oncology. In April 2017, the Company’s first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. We are also developing certain assets we acquired related to formulations of cannabidiol related to the oral administration of a solution of CBD for therapeutic use in humans or animals (“RAD011”), for which the Company intends to seek FDA approval for a Phase 2/3 trial for treatment of hyperphagia behavior and weight loss in patients with Prader Willi syndrome (“PWS”). In June 2022, with support from the Company, our licensee, Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), submitted a New Drug Application (“NDA”) to the FDA for elacestrant in patients with ER+/HER2- advanced or metastatic breast cancer. The NDA submission was based on positive top-line results from the EMERALD Phase 3 study of our investigational product candidate elacestrant that was previously announced in October 2021. Berlin-Chemie holds an exclusive, worldwide license to develop and commercialize products containing elacestrant.
The Company is subject to risks common to companies in its industry including, but not limited to, the dependence on revenues from a single commercialized product, competition, uncertainty about clinical trial outcomes and regulatory approvals, uncertainties relating to pharmaceutical pricing reimbursement, uncertain protection of proprietary technology and potential product liability. As of June 30, 2022, the Company had an accumulated deficit of $1,399.0 million, and total cash and cash equivalents of $72.5 million.
Based upon its cash and cash equivalents balance and the $25.0 million secured revolving credit facility available to the Company under its Revolving Credit Agreement with MidCap Funding IV Trust as discussed in Note 6, “Term Loan and Credit Facilities” as of June 30, 2022, the Company believes that, prior to the consideration of revenue from the potential future sales of any of its investigational products that may receive regulatory approval or proceeds from partnering and/or collaboration activities, it has sufficient capital to fund its commercial operations, development plans, and other operational activities for at least one year from the date of this filing. The Company expects to finance its ongoing and future operations with its product revenue, existing cash and cash equivalents, or through strategic financing opportunities that could include, but are not limited to collaboration agreements or the incurrence of debt. However, there is no guarantee that any strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders.
Pending Transaction
On June 23, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ginger Acquisition, Inc., (“Parent”), a subsidiary jointly owned by affiliates of Gurnet Point Capital, LLC and Patient Square Capital, LP, and Ginger Merger Sub, Inc., a wholly owned subsidiary of Parent (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser has commenced a tender offer (the “Offer”) to purchase each issued and outstanding share (the “Shares”) of common stock of the Company (the “Common Stock”) in exchange for an amount in cash equal to $10.00 and one contractual contingent value right (a “CVR”) that will represent the right to receive a contingent payment of $1.00 in cash, without interest but subject to applicable withholding upon the achievement of the sum of (A) cumulative net sales of TYMLOS in the United States and (B) either (i) royalty payments based on sales of TYMLOS in Japan or (ii) if and at such time that no such royalty payments are owed, supply payments based on the supply of TYMLOS for sale in Japan that together exceed $300 million during any consecutive 12-month period beginning on the date of the CVR Agreement (defined below) and ending on or prior to December 31, 2025, pursuant to a Contingent Value Rights Agreement (the “CVR Agreement”) to be entered into between Parent and a rights agent. The Offer is currently scheduled to expire at one minute after 11:59 p.m. Eastern Time on August 10, 2022, the twentieth business day following the commencement of the Offer, but may be extended in accordance with the terms of the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, if certain conditions are satisfied and the Offer closes, Parent, no later than the second day following the satisfaction of such conditions, would acquire any remaining shares by virtue of a merger of Purchaser with and into the Company (the “Merger”), with the Company being the surviving corporation and a wholly-owned subsidiary of Parent. If the Merger is consummated, the Company will cease to be a publicly-traded company. The consummation of the transaction is subject to customary closing conditions, including the Company’s stockholders tendering a minimum number of Shares in the Offer and receipt of regulatory approvals.
2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and the related disclosures of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included.
When preparing financial statements in conformity with U.S. GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022.
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
Significant Accounting Policies
The significant accounting policies identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that require the Company to make estimates and assumptions include: revenue recognition, inventory obsolescence, long-lived assets and intangible assets, accounting for share-based compensation, contingencies, tax valuation reserves, fair value measures, and accrued expenses. There were no changes to significant accounting policies during the six months ended June 30, 2022.
Recent Accounting Standards Not Yet Adopted
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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no material transfers between any levels during the six months ended June 30, 2022 or 2021.
The following table summarizes the financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$22,156	$—	$—	$22,156
Money market funds (1)	50,335	—	—	50,335
Total	$72,491	$—	$—	$72,491

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash	$41,285	$—	$—	$41,285
Money market funds (1)	70,248	—	—	70,248
Total	$111,533	$—	$—	$111,533
(1)                           Fair value is based upon quoted market prices.
The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within three months from the date of purchase to be cash equivalents. From time to time, the Company may have balances in financial institutions in excess of insurance limits. The Company has not experienced any losses related to these balances.
The Company’s Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair values of the Convertible Notes are based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of June 30, 2022 was approximately $189.1 million.
The Company’s Term Loan falls into the Level 2 category within the fair value level hierarchy and the fair value was determined using quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates that are observable at commonly quoted intervals. The estimated fair value of the Term Facility as of June 30, 2022 was approximately $147.2 million.
As of June 30, 2022, the carrying amounts of the cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, license receivables, other current assets, accounts payable, accrued expenses, and operating lease liabilities approximated their estimated fair values.
4. Inventory
Inventory consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$7,716	$7,159
Work in process	1,377	1,335
Finished goods	3,398	2,879
Total inventories	$12,491	$11,373
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
The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Convertible Notes may be redeemed at the Company’s option, in whole or in part, if the conditions described below are satisfied. The redemption of the Convertible Notes may also be subject to certain restrictions in the Credit Agreements. The Convertible Notes will mature on September 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 20.4891 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $48.81 per share of common stock).

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
As of June 30, 2022, none of the above circumstances had occurred and, as such, the Convertible Notes were not convertible.
The Company expects that a fundamental change, a make-whole fundamental change and a share exchange event will occur upon the consummation of the Offer and the Merger. Upon a fundamental change, holders of Convertible Notes are permitted to require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Upon a make-whole fundamental change, under certain circumstances, the conversion rate for notes converted in connection with such make-whole fundamental change will increase. However, if the price per share of our common stock paid (or deemed paid) in the transaction is less than $36.835 per share, the conversion rate will not be increased. As a result, the Company does not expect the make-whole fundamental change will trigger an adjustment to the conversion rate. On or after the occurrence of a share exchange event, the right to convert the Convertible Notes will be substituted with the right to receive an amount in cash equal to the per share amount of cash received by holders of the Company’s common stock
The Company may redeem for cash all or part of the Convertible Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading day period ending within five trading days prior to the date on which the Company provides notice of the redemption. The redemption price will be the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, calling any Convertible Note for redemption will constitute a make-whole fundamental change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note, if it is converted in connection with the redemption, will be increased in certain circumstances.
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
The outstanding balances of the Convertible Notes as of June 30, 2022 consisted of the following (in thousands):

2024 Convertible Notes
Liability
Principal	$192,753
Less: debt discount and issuance costs	(1,861)
Net carrying amount	$190,892
The debt issuance costs on the Convertible Notes will be amortized over the remaining period.
The Company determined the expected life of the Convertible Notes was equal to their seven-year term. The effective interest rate on the Convertible Notes is 3.43%.

As of June 30, 2022, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes.
The following table sets forth total interest expense recognized related to the Convertible Notes during the three months and six ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	1,446	1,446	2,892	3,602
Amortization of debt discount	195	196	391	489
Amortization of debt issuance costs	11	11	22	26
Total interest expense	$1,652	$1,653	$3,305	$4,117
Future minimum payments on the Company’s Convertible Notes as of June 30, 2022 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022 (excluding the 6 months ended June 30, 2022)	2,891
2023	5,783
2024	198,535
Total minimum payments	$207,209
Less: interest	(14,456)
Less: unamortized discount	(1,861)
Convertible notes payable	$190,892
6. Term Loan and Credit Facilities
On March 3, 2021, the Company and two of its wholly-owned subsidiaries, Radius Pharmaceuticals, Inc. and Radius Health Ventures, Inc. (collectively with the Company, the “Borrowers”), entered into an (i) Amended and Restated Credit and Security Agreement (Term Loan) (the “Term Credit Agreement”), with MidCap Funding IV Trust, in its capacity as administrative agent, and the financial institutions or other entities from time to time parties thereto as lenders (the “Term Lenders”) and (ii) Amended and Restated Credit and Security Agreement (Revolving Loan) (the “Revolving Credit Agreement,” together with the Term Credit Agreement, the “Credit Agreements”), with MidCap Funding IV Trust, in its capacity as administrative agent, and the financial institutions or other entities from time to time parties thereto as lenders.
The Term Credit Agreement provides for a secured term loan facility (the “Term Facility”) in an aggregate principal amount of $150.0 million (the “Initial Term Loan”), an increase of $125.0 million from the arrangement entered into in January 2020.
The Revolving Credit Agreement provides for a secured revolving credit facility (the “Revolving Facility”, together with the Term Facility, the “Facilities”) under which the Borrowers may borrow up to $25.0 million, the availability of which is determined based on a borrowing base as follows: (i) up to 85% of the net collectable value of the Borrowers’ domestic accounts receivable due from eligible direct and third-party payors, plus (ii) up to 40% of the Borrowers’ domestic eligible inventory, minus certain reserves; provided that the availability from eligible inventory may not exceed 20% of the borrowing base at any time. As of June 30, 2022 and up to the date of issuance of these condensed consolidated financial statements, the Company was eligible to borrow $25.0 million of the Revolving Facility.
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
The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Borrowers and their wholly-owned subsidiaries. The security interest granted over these assets could limit the Company’s ability to obtain additional debt financing. In addition, the Credit Agreements contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the Company’s ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on its assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of its businesses. In addition, the Company is required to maintain an amount of unrestricted cash of at least $50.0 million and to achieve net revenue for each preceding twelve-month period of at least certain specified amounts. Failure to comply with the covenants in the Credit Agreements, including the minimum cash and minimum net revenue covenants, could result in the acceleration of its obligations under the Credit Agreements. The Company expects the Credit Agreements to be repaid in full and terminated in connection with the consummation of the Offer and the Merger.
On March 11, 2021, the Company received proceeds of $122.6 million under the Term Loan, net of fees and expenses of $2.4 million. With the issuance of a new term loan, the Company performed an assessment comparing the discounted cash flows of the original debt and the new debt as of the modification date, and concluded that the change is considered a modification. As of the modification date, the Company established a new effective interest rate based on the carrying value of the debt and the revised cash flows. Fees paid to the lender of $2.4 million were capitalized as debt discount and will be amortized to interest expense using the effective interest method over the term of the loan. Third party costs associated with the modification of $2.8 million were included in selling, general and administrative expense for the six months ended June 30, 2021. The outstanding balance of the Term Loan as of June 30, 2022 consisted of the following (in thousands):

Term loan
Principal	$150,000
Less: debt issuance costs	(1,319)
Net carrying amount	$148,681
The following table sets forth total interest expense recognized related to the Term Facility during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$2,968	$2,939	$5,929	$3,976
Amortization of debt discount	208	208	416	256
Total interest expense	$3,176	$3,147	$6,345	$4,232
Future minimum payments on the Term Facility as of June 30, 2022 are as follows (in thousands):

Years ended December 31,	Future Minimum Payments
2022 (excluding the 6 months ended June 30, 2022)	5,813
2023	61,302
2024	102,260
Total minimum payments	$169,375
Less: interest	(19,375)
Less: unamortized issuance costs	(1,319)
Term loan	$148,681

7. Net Loss Per Share
Basic and diluted net loss per share for the periods set forth below is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(12,733)	$(16,810)	$(31,010)	$(32,559)

Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	47,588,158	47,391,530	47,515,394	47,114,947
Loss per share - basic and diluted	$(0.27)	$(0.35)	$(0.65)	$(0.69)
The following potentially dilutive securities, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive. For the three and six months ended June 30, 2022 and 2021, respectively, all of the Company’s options to purchase common stock, restricted stock units outstanding, and performance options were assumed to be anti-dilutive as earnings attributable to common stockholders was in a loss position.

	Three and Six Months Ended June 30,
	2022	2021
Options to purchase common stock	5,757,747	6,287,436
Restricted stock units	1,686,052	438,134
Performance units	960,000	—
Performance options	1,035,000	1,035,000
The Company has the option to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. As the Convertible Notes are not convertible as of June 30, 2022, they are not participating securities and they will not have an impact on the calculation of basic earnings or loss per share. Based on the Company’s net loss position, there is no impact on the calculation of dilutive loss per share during the three and six month periods ended June 30, 2022 and 2021, respectively. The Company uses the if-converted method for the Convertible Notes.

8. Product Revenue Reserves and Allowances
To date, the Company’s only source of product revenue has been from the U.S. sales of TYMLOS, which it began shipping to customers in May 2017. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2022 and 2021 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2021	$2,061	$24,604	$224	$26,889
Provision related to sales in the current year	10,447	63,772	262	74,481
Adjustments related to prior period sales	—	(435)	—	(435)
Credits and payments made	(10,656)	(58,624)	(278)	(69,558)
Ending balance at June 30, 2022	$1,852	$29,317	$208	$31,377

Ending balance at December 31, 2020	$1,891	$14,644	$2,572	$19,107
Provision related to sales in the current year	9,313	52,886	187	62,386
Adjustments related to prior period sales	(54)	(989)	(2,249)	(3,292)
Credits and payments made	(9,677)	(42,859)	(189)	(52,725)
Ending balance at June 30, 2021	$1,473	$23,682	$321	$25,476

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
In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk fracture. Upon achievement of this regulatory milestone the Company received a payment of $10.0 million from Teijin, which was recognized as license revenue during the three months ended June 30, 2021.
Berlin-Chemie
In July 2020, the Company entered into to a license agreement (“License Agreement”) with Berlin-Chemie under which the Company granted Berlin-Chemie an exclusive license to develop and commercialize products containing elacestrant (RAD1901) worldwide.
The Company and Berlin-Chemie simultaneously entered into a Transition Services Agreement (the “TSA”), pursuant to which the Company has agreed to perform certain services for Berlin-Chemie related to the EMERALD Phase 3 monotherapy study until the earlier of the completion of the contemplated services or the filing with the FDA of a NDA for elacestrant. Following submission of the NDA for elacestrant in patients with ER+/HER2- advanced or metastatic breast cancer, the Company no longer has any obligations to perform services for Berlin-Chemie. Pursuant to the TSA as amended in June 2022, Berlin-Chemie agreed to reimburse the Company for all out-of-pocket and full-time employee costs in performing the services, for total estimated reimbursements of $109.7 million of which $90.8 million has been reimbursed through June 30, 2022.

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
Under the Berlin-Chemie agreements, the Company is eligible to receive various development and regulatory, and sales milestones. In June 2022, Berlin-Chemie, with support from the Company, submitted an NDA to the FDA for elacestrant in patients with ER+/HER2- advanced or metastatic breast cancer, which submission triggered one of the three development and commercialization milestones. Accordingly, the Company recorded $5.0 million in License revenue during the three months ended June 30, 2022 that is payable within 60 days after achievement of the milestone. There is uncertainty that the remaining events to obtain the development and regulatory milestones will be achieved. The Company has thus determined that all such milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur. Additional transaction price recognized in future periods related to milestone payments and royalties will be allocated solely to the License.
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

During the three and six months ended June 30, 2022 and 2021, the Company recorded $9.6 million and $18.7 million for the three and six months ended June 30, 2022, respectively, and $18.5 million and $32.8 million for the three and six months ended June 30, 2021, respectively, as reductions of research and development expenses for reimbursement of transition services performed under the TSA. As of June 30, 2022 and December 31, 2021, the Company had receivable balances of $12.2 million and $11.8 million, respectively, related to reimbursable research and development expenses under this agreement, which is presented in other current assets on the condensed consolidated balance sheet. The Company also had a license receivable of $5.0 million related to achievement of milestones under the License Agreement, which is presented in License receivables on the condensed consolidated balance sheet.
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
As of June 30, 2022, the Company was not party to any significant litigation.
Kindeva
The Company was, until June 10, 2022, a party to a Scale-Up and Commercial Supply Agreement (the “Supply Agreement”) with Kindeva Drug Delivery (“Kindeva”) as successor to 3M Company and 3M Innovative Properties Company (collectively with 3M Company, “3M”), pursuant to which Kindeva agreed to exclusively manufacture Phase 3 and global commercial supplies of an abaloparatide-coated transdermal system (“abaloparatide-TD”). Under the Supply Agreement, Kindeva manufactured abaloparatide-TD for the Company according to agreed-upon specifications in sufficient quantities to meet the Company’s projected supply requirements. If abaloparatide-TD is commercialized, Kindeva would have manufactured commercial supplies of abaloparatide-TD at unit prices that decrease with an increase in the quantity the Company orders. The Company would have paid Kindeva a mid-to-low single-digit royalty on worldwide net sales of abaloparatide-TD and reimburse Kindeva for certain capital expenditures incurred to establish commercial supply of abaloparatide-TD. The Company was responsible for providing, at its expense, supplies of abaloparatide drug substance to be used in manufacturing abaloparatide-TD. During the term of the Supply Agreement, Kindeva and the Company agreed to work exclusively with each other with respect to the delivery of abaloparatide, parathyroid hormone (“PTH”), and/or PTH related proteins via active transdermal, intradermal, or microneedle technology.
In December 2021, the Company announced the results of its Phase 3 clinical trial for abaloparatide-TD whereby the wearABLe Trial did not meet its primary or secondary endpoints. Based upon both the Company’s internal analysis and regulatory feedback from the FDA on possible paths forward for abaloparatide-TD, in June 2022 the Company announced the decision to cease all work on abaloparatide-TD, and the Company terminated the Supply Agreement effective June 10, 2022 as permitted within the terms of the contract which allows for the Company to terminate the Supply Agreement upon the occurrence of certain events, including if the Company ceased development or commercialization of abaloparatide-TD. As a result, the Company recorded approximately $3.2 million in expenses related to the termination of the abaloparatide-TD program. The Company has paid 3M and Kindeva approximately $70.9 million, in the aggregate, through June 30, 2022 with respect to performance under the Supply Agreement.
Until June 2022, the Company was a party to the Development and Clinical Supplies Agreement with 3M, as amended (the “Development Agreement”), under which abaloparatide-TD development activities occurred and 3M manufactured phase 1 and 2 clinical trial supplies on an exclusive basis. The initial term of the Development Agreement remained in effect until June 2022 when the Supply Agreement was terminated. The Company has paid 3M and Kindeva approximately $31.8 million, in the aggregate, through June 30, 2022 with respect to performance under the Development Agreement.
Manufacturing Agreements
The Company is a party to a Supply Agreement with Ypsomed AG (“Ypsomed”), as amended, pursuant to which Ypsomed has agreed to supply commercial and clinical supplies of a disposable pen injection device customized for subcutaneous injection of abaloparatide, the active pharmaceutical ingredient (“API”) for TYMLOS. The Company has agreed to purchase a minimum number of devices at prices per device that decrease with an increase in quantity supplied. In addition, the Company has made milestone payments for Ypsomed’s capital developments in connection with the initiation of the commercial supply of the device and to pay a one-time capacity fee. All costs and payments under the agreement are delineated in Swiss Francs. The agreement had an initial term of three years, which began on June 1, 2017, after which it automatically renewed for a two-year term. Following its current term, the agreement automatically renews for additional two-year terms unless either party terminates the agreement upon 18 months’ notice prior to the end of the then-current term. During the two-year term beginning May 2020, the Company is required to purchase a minimum number of batches for CHF 1.9 million (approximately $2.0 million).
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
The Company is also a party to a Manufacturing Services Agreement with Polypeptide Laboratories Holding AB (“PPL”), as amended, as successor-in-interest to Lonza Group Ltd., pursuant to which PPL has agreed to manufacture the commercial and clinical supplies of the API for abaloparatide. The Company has agreed to purchase the API in batches at a price per gram in euros, subject to an annual increase by PPL. The Company is also required to purchase a minimum number of batches annually, equal to €2.9 million (approximately $3.0 million) per year and $17.2 million in total through the year ended December 31, 2022. The agreement has an initial term of six years, which began on June 28, 2016, after which it automatically renews for three-year terms unless either party provides notice of non-renewal 24 months before the end of the then-current term.
Asset Purchase Agreement
In December 2020, the Company entered into an Asset Purchase Agreement with Fresh Cut Development, LLC and Benuvia Therapeutics Inc. for the acquisition of certain assets related to formulations of cannabidiol (“CBD”) related to the oral administration of a liquid formulation of CBD for therapeutic use in humans or animals (“RAD011”). Under the terms of the agreement, the Company may be obligated to make additional payments of up to $60.0 million in future periods, which would become due and payable only upon the achievement of certain development milestones. In addition, the Company may be obligated to pay up to $30.0 million in sales milestones contingent upon the realization of sales revenues and sublicense revenue. As of June 30, 2022, the Company has a liability of $2.5 million, related to certain development milestones that were deemed probable of achievement.
11. Income Taxes
The Company did not record a federal or state income tax provision or benefit for each of the six months ended June 30, 2022 and 2021 due to the expected loss before income taxes to be incurred for the years ended December 31, 2022 and 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
12. Subsequent Events
In July 2022, the Company and Teijin entered into the Amended License and Development Agreement (the “Amended Teijin Agreement”) and concurrently executed a Commercial Supply Agreement (the “Teijin Supply Agreement” and together with the Amended Teijin Agreement, the “Teijin Development and Supply Agreements”). The Amended Teijin Agreement amended the terms of the Teijin Agreement referenced in Note 9.
The Teijin Agreement has been amended to remove references to the joint commercialization opportunity and to waive the royalty on net sales of any abaloparatide-SC purchased by Teijin through the Teijin Supply Agreement. The Teijin Development and Supply Agreements does not have any impact on royalties owed on sales of abaloparatide-SC not purchased through the Teijin Supply Agreement, and accordingly, for any abaloparatide-SC sold by Teijin but not purchased through the Teijin Supply Agreement, royalty payments will be owed by Teijin to the Company under the Teijin Agreement referenced in Note 9 in consideration for the license granted by the Company to Teijin thereunder.
Under the Teijin Supply Agreement, the Company will supply to Teijin, and Teijin will purchase from the Company, a finished product comprising of a cartridge filled with abaloparatide-SC. Specifically, the Company will purchase, for Teijin, the abaloparatide-SC from a material supplier and then have a commercial supplier fill the cartridges with abaloparatide-SC and supply final abaloparatide-SC for commercialization and distribution by Teijin in Japan. As consideration, the Company will receive an annual fee and a per-unit supply price for all abaloparatide-SC purchased by Teijin through the Company under the Teijin Supply Agreement. Any other costs borne by the Company for the purchase of abaloparatide-SC or manufacture of the abaloparatide-SC will be reimbursed by Teijin. The Company has also agreed under the Teijin Supply Agreement, in the event of any breach of the supply agreement by the commercial supplier resulting in the Company’s breach of the Teijin Supply Agreement, to pursue any potential claims against commercial supplier on behalf of Teijin to the extent required under the Teijin Supply Agreement.
The Teijin Supply Agreement will remain in effect, unless terminated earlier for breach, until the earlier of the expiration or termination of the Teijin Agreement, the expiration or termination of the Company’s commercial supply agreement with the commercial supplier, or termination by either party in the event of the other party’s bankruptcy.
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
•our expectations related to the Merger Agreement with affiliates of Gurnet Point Capital, LLC and Patient Square Capital, LP, including our ability to complete the pending transaction as contemplated by the Merger Agreement, the parties’ ability to satisfy the conditions to the consummation of the Offer and the other conditions set forth in the Merger Agreement, the expected timetable for completing the transaction, and the potential benefits of the transaction for the Company;
•our expectations as to future financial performance, expense levels, future payment obligations and liquidity sources;
•our ability to attract, motivate, and retain key personnel; and
•other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include our financial performance, the uncertainties inherent in commercializing pharmaceutical products or the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our ability to attract and retain customers, our development activities and those other factors we discuss in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These important factors are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors which could adversely impact our business and financial performance.
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
Pending Transaction
On June 23, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ginger Acquisition, Inc., (“Parent”), a subsidiary jointly owned by affiliates of Gurnet Point Capital, LLC and Patient Square Capital, and Ginger Merger Sub, Inc., a wholly owned subsidiary of Parent (“Purchaser”).Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser has commenced a tender offer (the “Offer”) to purchase each issued and outstanding share (the “Shares”) of common stock of the Company (the “Common Stock”)in exchange for an amount in cash equal to $10.00 and one contractual contingent value right (a “CVR”) that will represent the right to receive a contingent payment of $1.00 in cash, without interest but subject to applicable withholding, upon the achievement of the sum of (A) cumulative net sales of TYMLOS in the United States and (B) either (i) royalty payments based on sales of TYMLOS in Japan or (ii) if and at such time that no such royalty payments are owed, supply payments based on the supply of TYMLOS for sale in Japan that together exceed $300 million during any consecutive 12-month period prior beginning on the date of the CVR Agreement (defined below) and ending on or prior to December 31, 2025, pursuant to a Contingent Value Rights Agreement (the “CVR Agreement”) to be entered into between Parent and a rights agent. The Offer is currently scheduled to expire at one minute after 11:59 p.m. Eastern Time on August 10, 2022, the twentieth business day following the commencement of the Offer, but may be extended in accordance with the terms of the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, if certain conditions are satisfied and the Offer closes, Parent, no later than the second day following the satisfaction of such conditions, would acquire any remaining shares by virtue of a merger of Purchaser with and into the Company (the “Merger”), with us being the surviving corporation and a wholly-owned subsidiary of Parent. If the Merger is consummated, the Company will cease to be a publicly traded company. The consummation of the transaction is subject to customary closing conditions, including our stockholders tendering a minimum number of Shares in the Offer and receipt of regulatory approvals.
Executive Overview
We are a global biopharmaceutical company focused on addressing unmet medical needs in the areas of bone health, neuroscience, and oncology.
In April 2017, our first commercial product, TYMLOS (abaloparatide) injection, was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of postmenopausal women with osteoporosis at high risk for fracture defined as history of osteoporotic fracture, multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In May 2017, we commenced U.S. commercial sales of TYMLOS and as of July 1, 2022 TYMLOS was available and covered for approximately 284 million U.S. insured lives, representing approximately 99% of U.S. commercial and 80% of Medicare Part D insured lives.
We are pursuing potential additional indications for TYMLOS. In October 2021, we announced positive top-line results from our Phase 3 clinical trial evaluating abaloparatide for subcutaneous injection (“abaloparatide-SC”) for use in males with osteoporosis (the “ATOM Trial”). The ATOM Trial met its primary and secondary endpoints and demonstrated a safety profile consistent with previous trials. We were developing an abaloparatide transdermal system (“abaloparatide-TD”) for potential use in the treatment of postmenopausal women with osteoporosis. In December 2021, we announced the results of our Phase 3 clinical trial for abaloparatide-TD, a different formulation of abaloparatide delivered using Kindeva Drug Delivery’s (“Kindeva”) patented microstructured transdermal system technology (the “wearABLe Trial”). The wearABLe Trial did not meet its primary or secondary endpoints. Based upon both our internal analysis and regulatory feedback from the FDA on possible paths forward for abaloparatide-TD, in June 2022, we announced the decision to cease all work on abaloparatide-TD.
We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. In June 2021, we received feedback from the Type C meeting with the FDA, and in July 2022 we announced that the first patient had been randomized in the Phase 2/3 pivotal study, SCOUT-015, to evaluate

RAD011 for the treatment of hyperphagia and related neuro-behavioral symptoms in Prader-Willi syndrome (“PWS”), a rare neuro-endocrine orphan disease which effects between approximately 20,000 and 30,000 patients in the U.S.. In the U.S., there are currently 9 sites that are activated for screening and patient recruitment will continue across the U.S. and globally as non-U.S. sites are activated. We also plan to initiate, on a gated basis, two additional clinical trials in Angelman syndrome (“AS”), with the goal of reducing seizures, and infantile spasms (“IS”), with the goal of spasm resolution. RAD011 has Orphan Drug Designation by the FDA for treatment of PWS, AS and IS and has been granted Fast Track by the FDA
Abaloparatide
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
In July 2017, we entered into a license and development agreement with Teijin Pharma Limited (“Teijin”) for abaloparatide-SC in Japan. In May 2020, we announced that Teijin submitted an NDA for abaloparatide-SC in Japan for the treatment of osteoporosis in patients who are high risk of fracture and in March 2021, we announced the approval in Japan of Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture in Japan. Pursuant to the agreement with Teijin, we have received an upfront payment and a regulatory milestone payment upon the approval of Ostabaro. We may receive additional milestone payments upon the achievement of certain sales milestones, and a fixed low double-digit royalty based on net sales of abaloparatide-SC in Japan during the royalty term.
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
Based upon both our internal analysis and regulatory feedback from the FDA on possible paths forward for abaloparatide-TD., in June 2022 we announced the decision to cease all work on abaloparatide-TD.
RAD011
We are also developing RAD011, a pharmaceutical-grade synthetic cannabidiol oral solution, manufactured utilizing traditional pharmaceutical manufacturing processes. We acquired RAD011 from Fresh Cut Development, LLC and Benuvia Therapeutics Inc. in December 2020. Prior to the Company’s acquisition of RAD011, it was granted Fast Track Designation by the FDA in 2017 and Orphan Drug Designation in August 2020 for the treatment of hyperphagia behavior and weight loss in patients with PWS. In June 2021, we participated in a Type C meeting with the FDA to discuss initiation of a potentially pivotal Phase 2/3 study for treatment of PWS. In July 2022, we announced that the first patient had been randomized in the Phase 2/3 pivotal study, to evaluate RAD011 for the treatment of hyperphagia and related neuro-behavioral symptoms in PWS. This Synthetic Cannabidiol Oral Solution (“SCOUT”) 015 study is a randomized double-blind placebo-controlled seamless Phase 2/3 trial designed to support a 505(b)(2) NDA submission for RAD011 for the treatment of hyperphagia in patients with PWS. Currently, 9 U.S. sites are activated for screening and patient recruitment is expected to continue across the U.S. and globally as non-U.S. sites are activated. We intend to move forward with the development of RAD011 as not scheduled under the Controlled Substance Act (“CSA”) based on guidance from the U.S. Drug Enforcement Administration (“DEA”). The guidance states that if a product does not contain any quantity of synthetic tetrahydrocannabinol (“THC”) (or any other controlled substance), it is not controlled under the CSA. RAD011 is not scheduled as it does not contain traceable amounts of THC or any other controlled substance.
Elacestrant (RAD1901)
In October 2021, we and our licensee, Berlin-Chemie AG, a company of the Menarini Group (“Berlin-Chemie”), together announced positive top-line results from the EMERALD Phase 3 study of our investigational product candidate elacestrant, a selective estrogen receptor degrader (“SERD”). The EMERALD Phase 3 study was designed to evaluate elacestrant as a second or third-line monotherapy versus the standard of care for treatment of patients with estrogen receptor-positive (“ER+”) and human epidermal growth factor receptor 2-negative (“HER2-”) advanced or metastatic breast cancer. The study met both primary endpoints, demonstrating statistically significant progression-free survival in the overall population and in patients with tumors harboring estrogen receptor 1 (“ESR1”) mutations. Based on these results, in June 2022, Berlin-Chemie, with our support, submitted an NDA to the FDA for elacestrant in patients with ER+/HER2- advanced or metastatic breast cancer, which submission triggered one of the three development and commercialization milestones. Accordingly, we recorded $5.0 million in license revenue during the three months ended June 30, 2022 that is payable within 60 days after achievement of the milestone.
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
None of the research and development expenses, in relation to our investigational product candidates, are currently borne by third parties, with the exception of elacestrant (“RAD1901”). Abaloparatide represents the largest portion of our research and development expenses for our investigational product candidates since our inception. We began tracking program expenses for TYMLOS (abaloparatide-SC) in 2005, and program expenses from inception to June 30, 2022 were approximately $262.2 million. We began tracking program expenses for abaloparatide-TD in 2007, and program expenses from inception to June 30, 2022 were approximately $200.9 million. We began tracking program expenses for RAD1901 in 2006, and program expenses from inception to June 30, 2022 were approximately $131.9 million. We began tracking program expenses for RAD140 in 2008, and program expenses from inception to June 30, 2022 were approximately $18.0 million. We began tracking program expenses for RAD011 in 2020, and program expenses from inception to June 30, 2022 were approximately $36.3 million. These expenses relate primarily to external costs associated with manufacturing, preclinical studies and clinical trial costs.
Costs related to facilities, depreciation, share-based compensation, and research and development support services are not directly charged to programs as they benefit multiple research programs that share resources.

The following table sets forth our research and development expenses that are directly attributable to the programs listed below for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Program-specific costs - external:
Abaloparatide-SC	$913	$3,116	$3,026	$10,725
Abaloparatide-TD	5,775	9,946	8,932	20,393
Elacestrant (RAD1901)	1,756	212	(762)	1,622
RAD140	—	216	1	309
RAD011	5,197	3,612	10,969	3,621
Total program-specific costs - external	$13,641	$17,102	$22,166	$36,670

Shared-services costs - external:
R&D support costs	4,751	3,041	9,358	8,167
Other operating costs	90	163	928	369
Total shared-services costs - external	$4,841	$3,204	$10,286	$8,536

Shared-services costs - internal
Personnel-related costs	6,087	4,997	13,163	9,887
Share-based compensation	1,433	1,607	2,675	3,208
Occupancy costs	268	9	636	18
Depreciation expense	42	31	83	72
Total shared-services costs - internal	$7,830	$6,644	$16,557	$13,185

Total research and development costs	$26,312	$26,950	$49,009	$58,391
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related expenses for commercial operations, executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, including the cost of maintaining our intellectual property portfolio, and other corporate expenses.
Our results also include share-based compensation expense as a result of the issuance of stock options, restricted stock units, and performance unit grants to our employees, directors and consultants. The share-based compensation expense is included in the respective categories of expense in our condensed consolidated statements of operations and comprehensive loss (i.e., research and development or selling, general and administrative expenses). We expect to record additional non-cash compensation expense in the future, which may be significant.
Interest Income
Interest income reflects interest earned on our cash, cash equivalents.
Interest Expense
Interest expense consists of interest expense related to the Convertible Notes the Company issued in a registered unwritten public offering on August 14, 2017 (“Convertible Notes”) and Amended and Restated Credit and Security Agreement with MidCap Funding IV Trust (“Term Loan”) the Company refinanced on March 3, 2021. A portion of the interest expense on the Convertible Notes is non-cash expense relating to accretion of the debt discount and amortization of issuance costs.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. We evaluate our estimates and judgements on an ongoing basis, including those related to revenue recognition, accrued clinical expenses, research and development expenses, share-based compensation, and fair value measures, among others, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2021. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three and six months ended June 30, 2022. There were no changes to significant accounting policies during the three and six months ended June 30, 2022, except for the adoption of certain ASUs issued by the FASB, as disclosed above within Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended June 30, 2022 and 2021 (in thousands, except percentages)

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
Revenues:
Product revenue, net	$52,535	$51,797	$738	1%
License revenue	5,750	—	5,750	100%
Total revenue	58,285	51,797	6,488	13%
Operating expenses:
Cost of sales - product	5,377	4,394	983	22%
Cost of sales - intangible amortization	199	200	(1)	(1)%
Research and development, net of amounts reimbursable	26,312	26,950	(638)	(2)%
Selling, general and administrative	34,248	32,143	2,105	7%
Loss from operations	(7,851)	(11,890)	4,039	34%
Other (expense) income:
Other expense, net	(109)	(79)	(30)	(38)%
Interest expense	(4,861)	(4,847)	(14)	—%
Interest income	88	6	82	1367%
Net loss	$(12,733)	$(16,810)	$4,077	24%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the three months ended June 30, 2022, we recorded approximately $52.5 million of net product revenue compared to $51.8 million for the three months ended June 30, 2021. The increase in product revenue was primarily driven by increases in both unit volume and net sales price.
License revenue— For the three months ended June 30, 2022, we recorded $5.8 million of license revenue. In June 2022, Berlin-Chemie submitted a NDA to the FDA for elacestrant, thus triggering one of the three development and commercialization milestones in the License Agreement with Berlin-Chemie. Accordingly, we recorded $5.0 million in License revenue during the three months ended June 30, 2022. In addition during the three months ended June 30, 2022, we executed two license and supply agreements and recorded $0.8 million in License revenue from these agreements. For the three months ended June 30, 2021, there was no license revenue recorded.
Cost of sales— Cost of sales was $5.6 million for the three months ended June 30, 2022 and $4.6 million the three months ended June 30, 2021. This increase was primarily driven by an increase in scrap offset by a decrease in foreign exchange losses.
Research and development expenses— For the three months ended June 30, 2022, research and development expense was $26.3 million compared to $27.0 million for the three months ended June 30, 2021, a decrease of $0.6 million, or 2%. This decrease was primarily driven by a decrease of $4.1 million in abaloparatide-TD program costs, a $2.2 million decrease in abaloparatide-

SC program costs, and a $0.2 million decrease in RAD140 program expenses. These decreases were offset by a $1.6 million increase in RAD011 program costs, a $1.6 million increase in shared service costs largely driven by professional fees, a $1.5 million increase in elacestrant program costs, which is comprised of a $6.8 million decrease in gross program expenses offset by a $8.3 million change in billed reimbursable expenses, and a $0.9 million increase in compensation expense, which is comprised of a $1.1 million increase in compensation expense related to headcount and a $0.2 million increase related to stock compensation offset by a $0.3 million decrease in billed reimbursable expenses, and a $0.3 million increase in occupancy and depreciation costs.
Selling, general and administrative expenses— For the three months ended June 30, 2022, selling, general and administrative expenses were $34.2 million compared to $32.1 million for the three months ended June 30, 2021, an increase of $2.1 million, or 7%. This increase was primarily the result of a $6.1 million increase in professional support costs. This increase was offset by a $3.7 million decrease in wages and employee benefit costs due to a decrease in headcount and a $0.2 million decrease in occupancy and depreciation costs and other operating costs.
Other expense, net— For the three months ended June 30, 2022, other expense, net was $0.1 million, compared to $0.1 million during the three months ended June 30, 2021, an increase of $30.0 thousand, a nominal increase.
Interest expense— For the three months ended June 30, 2022, interest expense was approximately $4.9 million compared to $4.8 million for the three months ended June 30, 2021, an increase of $14.0 thousand, or 0.3%, a nominal increase.
Interest income— For the three months ended June 30, 2022, interest income was approximately $88.0 thousand compared to $6.0 thousand for the three months ended June 30, 2021, a decrease of $82.0 thousand, or 1,367%. This increase was primarily due to the increase in the interest rates of our cash equivalents.
Six Months Ended June 30, 2022 and 2021 (in thousands, except percentages)

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
Revenues:
Product revenue, net	$95,493	$97,057	$(1,564)	(2)%
License revenue	5,950	11,000	(5,050)	(46)%
Total revenue	101,443	108,057	(6,614)	(6)%
Operating expenses:
Cost of sales - product	9,437	8,319	1,118	13%
Cost of sales - intangible amortization	399	399	—	—%
Research and development, net of amounts reimbursable	49,009	58,391	(9,382)	(16)%
Selling, general and administrative	64,296	66,240	(1,944)	(3)%
Loss from operations	(21,698)	(25,292)	3,594	14%
Other (expense) income:
Other income (expense), net	269	(80)	349	(436)%
Interest expense	(9,683)	(9,211)	(472)	(5)%
Interest income	102	64	38	59%
Gain on extinguishment of debt	—	1,960	(1,960)	(100)%
Net loss	$(31,010)	$(32,559)	1,549	5%
Product revenue— We began U.S. commercial sales of TYMLOS in May 2017, following receipt of FDA marketing approval on April 28, 2017. For the six months ended June 30, 2022, we recorded approximately $95.5 million of net product revenue compared to $97.1 million for the six months ended June 30, 2021. The decrease in product revenue was primarily driven by a decrease in units volume offset by the increase in net sales price.
License revenue— For the six months ended June 30, 2022, we recorded $6.0 million of license revenue. In June 2022, Berlin-Chemie submitted a NDA to the FDA for elacestrant, thus triggering one of the three development and commercialization milestones in the license agreement with Berlin-Chemie. Accordingly, we recorded $5.0 million in license revenue during the six months ended June 30, 2022. In addition during the six months ended June 30, 2022, we executed three license and supply agreements and recorded $1.0 million in License revenue from these agreements. For the six months ended June 30, 2021, we recorded $11.0 million of license revenue. In March 2021, Teijin received approval for Ostabaro® abaloparatide acetate for the treatment of osteoporosis and for promotion of bone formation in both female and male patients with high risk of fracture. Pursuant to our license and development agreement with Teijin, we recognized $10.0 million during the six months ended June 30, 2021 in connection with the completion of this regulatory milestone. In addition, we recognized $1.0 million in license revenue in connection with other license agreements for the six months ended June 30, 2021.
Cost of sales— Cost of sales was $9.8 million for the six months ended June 30, 2022 and $8.7 million the six months ended June 30, 2021. This increase was primarily driven by an increases in foreign currency gains, unit costs, and scrap, partially offset by a decrease in overhead.
Research and development expenses— For the six months ended June 30, 2022, research and development expense was $49.0 million compared to $58.4 million for the six months ended June 30, 2021, a decrease of $9.4 million, or 16%. This decrease was primarily driven by a decrease of $11.5 million in abaloparatide-TD program costs, a $7.7 million decrease in abaloparatide-SC program costs, a $2.4 million decrease in elacestrant program costs, which is comprised of a $14.9 million decrease in gross program expenses as well as a $12.5 million change in billed reimbursable expenses, and a $0.3 million decrease in RAD140 program expenses. These decreases were offset by a $7.4 million increase in RAD011 program costs, a $2.7 million increase in compensation expense, which is comprised of a $3.2 million increase in compensation expense related to headcount and a $0.5 million decrease in stock compensation, a $1.8 million increase in shared service costs largely driven by professional fees, a $0.6 million increase in occupancy and depreciation costs.
Selling, general and administrative expenses— For the six months ended June 30, 2022, selling, general and administrative expenses were $64.3 million compared to $66.2 million for the six months ended June 30, 2021, a decrease of $1.9 million, or 3%. This decrease was primarily the result of a $4.9 million decrease in wages and employee benefit costs due to a decrease in headcount. This decrease was offset by a $2.4 million increase in professional support costs and a $0.6 million increase in occupancy and depreciation costs and other operating costs.
Other income (expense), net— For the six months ended June 30, 2022, other income, net was $0.3 million, as compared to other expense, net of $0.1 million during the six months ended June 30, 2021. Other income, net of $0.3 million for the six months ended June 30, 2022 consisted primarily of other taxes and foreign currency revaluation gains.
Interest expense— For the six months ended June 30, 2022, interest expense was approximately $9.7 million compared to $9.2 million for the six months ended June 30, 2021, an increase of $0.5 million, or 5%. This increase was driven the issuance of the new term loan in March 2021 which resulted in higher interest expense for the six month period ending June 30, 2022 due to the debt being outstanding during the full period. This increase was offset by a decrease in the Convertible Notes interest due to the repurchase of $112.2 million face amount of Convertible Notes in March 2021.
Interest income— For the six months ended June 30, 2022, interest income was approximately $102.0 thousand compared to $64.0 thousand for the six months ended June 30, 2021, an increase of $38.0 thousand, or 59%. This increase was primarily due to the increase in the interest rates of our cash equivalents.
Gain on extinguishment of debt— For the six months ended June 30, 2022, there was no gain on extinguishment recognized. For the six months ended June 30, 2021, we recognized a gain on the extinguishment of debt of $2.0 million related to the repurchase of a portion of our Convertible Notes.
Liquidity and Capital Resources
From inception to June 30, 2022, we have incurred an accumulated deficit of $1,399.0 million, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. Our total cash and cash equivalents balance as of June 30, 2022 was $72.5 million. We have historically financed our operations since inception through public offerings of our common stock, issuance of convertible debt, private sales of preferred stock, and borrowings under credit facilities. Following our U.S. commercial launch of TYMLOS in May 2017, we have financed a portion of our operations through product revenue.
Based upon our cash and cash equivalents balance as of June 30, 2022 and funds available to us through our credit facilities, we believe that, prior to the consideration of potential proceeds from partnering and/or collaboration activities, we have sufficient capital to fund our development plans and our U.S. commercial and other operational activities for at least twelve months from the date of this filing. We expect to finance the future U.S. commercial activities and development costs of our product portfolio with our existing cash and cash equivalents, as well as through future product sales, or through strategic financing opportunities, that could include, but are not limited to partnering or other collaboration agreements, future offerings of equity, royalty-based financing arrangements, the incurrence of additional debt, or other alternative financing arrangements, which may involve a combination of the foregoing.
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
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
Net cash (used in) provided by:
Operating activities	$(39,175)	$(34,104)	$(5,071)	(15)%
Investing activities	(349)	23,240	(23,589)	(102)%
Financing activities	482	18,601	(18,119)	(97)%
Net increase in cash, cash equivalents, and restricted cash	$(39,042)	$7,737	$(46,779)	(605)%
Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2022 was $39.2 million, which was primarily the result of a net loss of $31.0 million, partially offset by $11.0 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $19.1 million. The $31.0 million net loss was primarily due to abaloparatide-SC program costs, abaloparatide-TD program costs, elacestrant and RAD011 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $11.0 million net non-cash adjustments to reconcile net loss to net cash used in operations primarily included share-based compensation expense of $9.4 million, depreciation of $0.8 million and amortization of debt discounts of $0.8 million.
Net cash used in operating activities during the six months ended June 30, 2021 was $34.1 million, which was primarily the result of a net loss of $32.6 million, partially offset by $9.5 million of net non-cash adjustments to reconcile net loss to net cash used in operations and net changes in working capital of $11.1 million. The $32.6 million net loss was primarily due to abaloparatide-SC program costs, abaloparatide-TD program costs, elacestrant and RAD011 program development expenses along with employee compensation incurred to support the commercialization of TYMLOS in the United States. The $9.5 million non-cash adjustments to reconcile net loss to net cash used in operations primarily included share-based compensation expense of $11.1 million, depreciation of $0.5 million and other non-cash adjustments offset by gain on extinguishment of debt of $2.0 million and gain on lease termination of $0.9 million.
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 was $0.3 million, which was the result of the purchase of property and equipment.
Net cash provided by investing activities during the six months ended June 30, 2021 was $23.2 million, which was the result of sales and maturities of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2022 was $0.5 million, which consisted of cash received upon issuance of common stock under the Radius Health, Inc. 2016 Employee Stock Purchase Plan (“ESPP”).
Net cash provided by financing activities during the six months ended June 30, 2021 was $18.6 million, which consisted of $122.7 million of proceeds received from issuance of the term loan, $3.8 million of proceeds received from exercises of stock options, and $0.7 million received upon issuance of common stock under the ESPP. These proceeds were partially offset by the use of $108.6 million to repurchase convertible notes.
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
During the three months ended June 30, 2022, there were no material changes to our contractual obligations described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
The Company’s quantitative and qualitative disclosures about market risk for changes in interest rates and foreign currency risk, which are incorporated by reference to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, have not materially changed since that report was filed.

Item 4.   Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we are party to litigation arising in the ordinary course of our business. As of June 30, 2022, we were not party to any significant litigation.
Item 1A.  Risk Factors.
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the discussion of risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and the additional risk factors set forth below, which could materially affect our business, financial condition or future results, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC.
The Company reviewed its risk factors as of June 30, 2022 and determined that except for the additional risk set forth below, there were no material changes from the ones set forth in its Annual Report on Form 10-K for the year ended December 31, 2021.
Risks Related to the Offer and Merger
The Offer and Merger are subject to a number of conditions beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.
On June 23, 2022, we entered into the Merger Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, Purchaser has commenced the Offer to purchase each issued and outstanding share of common stock of the Company. Subject to the terms and conditions of the Merger Agreement, if certain conditions are satisfied and the Offer closes, Parent would acquire any remaining shares in connection with a merger of Purchaser with and into the Company, with the Company being the surviving corporation and a wholly-owned subsidiary of Parent. Consummation of the Offer is subject to certain conditions, including, the Company’s stockholders tendering a minimum number of Shares in the Offer (the “Minimum Condition”) and receipt of regulatory approvals.
We cannot predict whether and when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. Certain costs associated with the Offer and Merger have already been incurred or may be payable even if the Offer and Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Offer and Merger.
Our share price may also fluctuate significantly based on announcements by Gurnet Point Capital, LLC and Patient Square Capital LP, other third parties or us regarding the Offer and Merger or based on market perceptions of the likelihood of the satisfaction of the Minimum Condition or other conditions to the consummation of the Offer and Merger. Such announcements may lead to perceptions in the market that the Offer and Merger may not be completed, which could cause our share price to fluctuate or decline. If we do not consummate the Offer and Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Offer and Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock.
The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our share price.
The Offer consideration payable to holders of our common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our ordinary shares. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Offer and Merger, there would be no adjustment to the amount of the proposed Offer consideration.
Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.
If the Merger is completed, the holders of our common stock will be entitled to receive $1.00 in cash per CVR, without interest, upon the achievement of the sum of (A) a cumulative net sales of TYMLOS in the United States and (B) either (i) royalty payments based on sales of TYMLOS in Japan or (ii) if and at such time that no such royalty payments are owed, supply payments based on the supply of TYMLOS for sale in Japan that together exceed $300 million during any consecutive 12-month period prior to December 31, 2025 (the “Milestone”). There is no guarantee, however, that the Milestone will be achieved, and such achievement is subject to the risks described in the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The CVRs will not be transferable, will not have any voting or dividend rights, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value form the CVRs will be contingent solely upon the achievement of the Milestone within the time periods specified in the CVR Agreement and if these events are not achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.
The Merger Agreement contains provisions that could discourage a potential competing acquirer.
Under the terms of the Merger Agreement, we have agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Merger Agreement. In the event that we receive an acquisition proposal from a third party, we must notify Parent of such proposal and negotiate in good faith with Parent prior to terminating the Merger Agreement or effecting a change in the recommendation of our Board of Directors to our stockholders with respect to the Offer and Merger. The Merger Agreement also contains certain termination rights for Parent and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Parent a termination fee of $16.15 million.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the $16.15 million termination fee that may become payable in certain circumstances.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and Merger.
Stockholder litigation could prevent or delay the consummation of the Offer and Merger or otherwise negatively impact our business, operating results and financial condition.
We may incur additional costs in connection with the defense or settlement of existing and any future stockholder litigation in connection with the Offer and Merger. These lawsuits or other future litigation may adversely affect our ability to complete the Offer and Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers. Furthermore, one of the conditions to the consummation of the Offer and Merger is the absence of any governmental order or law preventing the consummation of the Offer and Merger or making the consummation of the Offer and Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and Merger, then such injunctive or other relief may prevent the Offer and Merger from becoming effective within the expected time frame or at all.
Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and equity awards, the acceleration of equity awards upon consummation of the transactions and other interests. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 filed by the Company with the SEC on July 13, 2022.
We may be unable to obtain the regulatory approvals required to complete the consummation of the Offer and Merger.
One of the conditions to consummation of the Offer and Merger are receipt of certain regulatory approvals, including the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act. There can be no assurance that such regulatory approvals, or any other regulatory approvals that might be required to consummate the Offer and Merger, will be obtained. If such regulatory approvals are obtained, there can be no assurance as to the timing of such approvals, our ability to obtain the approvals on satisfactory terms or the absence of any litigation challenging such approvals.

While the Offer and Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our customers, suppliers and other business partners.
Whether or not the Offer and Merger are consummated, the Offer and Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Offer and Merger may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the Offer and Merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the Offer and Merger are pending or if it fails to close. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the combined company after the consummation of the Offer and Merger, our business and results of operations may be adversely affected. In addition, we cannot predict how our suppliers, customers and other business partners will view or react to the Offer and Merger upon consummation. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our sales, financial condition and results of operations may be adversely affected.
In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Offer and Merger, and restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent. Such restrictions will be in place until either the Offer and Merger are consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Offer and Merger. For these and other reasons, the pendency of the Offer and Merger could adversely affect our business, operating results and financial condition.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and Merger.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Offer and Merger, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Merger Agreement is terminated under specified circumstances, we would be required to pay to Parent a termination fee equal to $16.15 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

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

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Agreement and Plan of Merger, dated as of June 23, 2022, by and among the Company, Ginger Acquisition, Inc. and Ginger Merger Sub, Inc.	8-K	001-35726	2.1	6/23/2022

3.1	Restated Certificate of Incorporation	8-K	001-35726	3.1	6/13/2014

3.2	Amended and Restated By-Laws	8-K	001-35726	3.2	9/27/2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)					*

*     Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS HEALTH, INC.

	By:	/s/ G. Kelly Martin
G. Kelly Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022

	By:	/s/ Mark W. Conley
Mark W. Conley
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 9, 2022